Form 10-Q
period 1996-05-31
ANIKA RESEARCH INC
filed 1996-07-15
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

     X
- -----------  Quarterly Report pursuant to Section 13 or 15 (d) of the
             Securities Exchange Act of 1934

For Quarterly period ended                 May 31, 1996
                             ----------------------------------------------
             Transition report pursuant to Section 13 or 15 (d) of the
- -----------
Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ------------------

Commission File Number                       000-21326
                             ---------------------------------------------------

                             Anika Research, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Massachusetts                  04-3145961
- --------------------------------------------------------------------------------
(state or other jurisdiction of         (I.R.S. Employer
incorporation or organization)             Identification No.)

236 West Cummings Park, Woburn, Massachusetts                        01801
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code          (617) 932-6616
                                                   ----------------------------

- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                          Yes   X   No
                              -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 2, 1996, 4,833,996 shares of common stock, par value $0.01 per share, were outstanding.

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

 ANIKA RESEARCH, INC.


Balance Sheets as of,                                   May 31, 1996   August 31, 1995
- --------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                               $4,030,301      $2,824,663
  Accounts receivable                                        590,091         190,976
  Inventories                                              2,867,734       3,292,416
  Prepaid expenses                                           367,174         318,960
- -------------------------------------------------------------------------------------
          Total current assets                             7,855,300       6,627,015
- -------------------------------------------------------------------------------------

Property and equipment                                     4,666,083       4,332,171
Less accumulated depreciation                              3,171,135       2,912,966
- -------------------------------------------------------------------------------------
          Net property and equipment                       1,494,948       1,419,205
- -------------------------------------------------------------------------------------

          Total Assets                                    $9,350,248      $8,046,220
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $445,777        $353,444
  Accrued expenses                                         1,200,529         301,507
  Current portion of long-term debt                               -        1,000,000
- -------------------------------------------------------------------------------------
          Total current liabilities                        1,646,306       1,654,951
- -------------------------------------------------------------------------------------

Other long-term liabilities                                       -          520,757


Redeemable convertible preferred stock; $.01 par           2,463,875       2,326,171
  value:  authorized 750,000 shares; 120,970 shares
    issued  and outstanding; liquidation and redemption
    value of $20.00 per share plus accrued dividends

Stockholders' equity:
  Undesignated preferred stock, $.01 par value: authorized
    1,250,000 shares; no shares issued and outstanding            -               -
  Common stock, $.01 par value: authorized 15,000,000
     shares; issued and outstanding 4,800,813 shares and
     3,291,475 shares, respectively                           48,008          32,915
  Additional paid-in capital                              11,532,772       7,378,514
  Unearned stock option compensation                        (539,062)             -
  Accumulated deficit                                     (5,801,651)     (3,867,088)
- -------------------------------------------------------------------------------------
          Total stockholders' equity                       5,240,067       3,544,341
- -------------------------------------------------------------------------------------
          Total Liabilities and Stockholders Equity       $9,350,248      $8,046,220
=====================================================================================

See accompanying notes to financial statements.

ANIKA RESEARCH INC.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                        Three months ended          Nine months ended
                                              May 31,                    May 31,
                                         1996        1995           1996        1995
- ----------------------------------------------------------------------------------------
Net sales                             $1,460,612   $930,384      $3,342,671   $2,535,943
Cost of sales                          1,292,467    865,026       3,304,802    2,030,880
- ----------------------------------------------------------------------------------------
         Gross profit                    168,145     65,358          37,869      505,063

Operating expenses:
    Research and development             465,238    311,260       1,157,430      944,914
    Selling, general and administrative  306,785    205,403         878,280      658,886
    Interest expense(income), net        (52,619)       837         (63,278)     (11,766)
- ----------------------------------------------------------------------------------------
         Total operating expenses        719,404    517,500       1,972,432    1,592,034
- ----------------------------------------------------------------------------------------

         Loss before income taxes       (551,259)  (452,142)     (1,934,563)  (1,086,971)
Income taxes                                   -          -               -            -
- ----------------------------------------------------------------------------------------
                  Net loss             ($551,259) ($452,142)    ($1,934,563) ($1,086,971)
========================================================================================

Loss per share                            ($ .12)    ($ .14)         ($ .51)      ($ .34)
                                           -----      -----           -----        -----

Average weighted shares outstanding    4,785,786  3,219,450       3,791,514    3,211,292
- ----------------------------------------------------------------------------------------


See accompanying notes to financial statements.

ANIKA RESEACH,  INC.
Statements of Cash Flows   (Unaudited)


                                                                        Nine months ended,
                                                                    May 31, 1996   May 31, 1995
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net loss                                                   ($1,934,563)   ($1,086,971)
          Adjustments to reconcile net loss to net cash
             used for operating activities:
             Depreciation and amortization                               258,168       264,217
             Earned stock compensation expense                            93,750            --
             Common stock issued to 401(k) plan                           58,632        49,488
             Changes in operating assets and liabilities:
                   Accounts receivable                                  (399,115)     (348,656)
                   Inventories                                           424,682      (266,824)
                   Prepaid expenses                                      (48,214)     (181,361)
                   Accounts payable                                       92,333         1,125
                   Accrued expenses                                      899,022       126,236
                   Other long-term liabilities                          (520,757)           --
- ------------------------------------------------------------------------------------------------
                      Net cash used for operating activities          (1,076,062)   (1,442,746)
- ------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
         Additions to property and equipment                            (333,912)     (103,688)
- ------------------------------------------------------------------------------------------------
                      Net cash used for investing activities            (333,912)     (103,688)
- ------------------------------------------------------------------------------------------------

Cash flows provided by financing activities:
         Proceeds from issuance of redeemable convertible preferred,
          net of issuance costs                                          (27,293)    2,294,413
         Payments of loan                                             (1,000,000)           --
         Proceeds from issuance of common stock                        3,642,905         1,680
- ------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities        2,615,612     2,296,093
- ------------------------------------------------------------------------------------------------

                      Increase in cash and cash equivalents            1,205,638       749,659

Cash and cash equivalents at beginning of period                       2,824,663     2,583,894
- ------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $4,030,301    $3,333,553
================================================================================================



See accompanying notes to financial statements.

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Continued)

                              ANIKA RESEARCH, INC.
                         Notes to Financial Statements
                         -----------------------------

(1)  Nature of Business
     ------------------

     Anika Research, Inc. ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring biopolymer found in the body that coats, protects, and lubricates soft tissues.

     Anika currently manufactures AMVISC(R)/(1)/, an HA-based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC(R), an HA-based product used to treat equine osteo-arthritis, for Boehringer Ingelheim Animal Health, Inc.

(2)  Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 1996, the results of operations for the three and nine months ended May 31, 1996 and the cash flows for the three and nine months ended May 31, 1996.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10K for the year ended August 31, 1995. The results of operations for the three and nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(3)    Long-Term Debt
       --------------

       Long-term debt consists of the following:

                                    May 31, 1996  Aug 31, 1995
                                    ------------  ------------
$1,000,000 revolving line
of credit due to MedChem.
Interest accrues at MedChem's
short term borrowing rate.
Amounts borrowed under line were
repaid in full on March 1, 1996                0    $1,000,000

Less current installments                      0     1,000,000
                                    ------------  ------------
 Long term debt excluding
 current installments               $          0  $          0
                                    ============  ============

1)   AMVISC is a registered trademark of Chiron Vision

(4)  Other Long-Term Liabilities
     ---------------------------

     Other long-term liabilities consist of the reserve established for potential losses on the AMVISC manufacturing contract. The balance in the reserve was $420,757 at May 31, 1996 and has been reclassed to current liabilities as an accrued expense since the current AMVISC(R) manufacturing contract expires on December 31, 1996.

(5)  Common Stock
     ------------

     In the first week of March, 1996 the Company completed a financing involving the private placement to institutional and private accredited investors of 1,455,000 shares of newly issued Common Stock. Total gross proceeds were approximately $4 million and net proceeds to the Company after fees and expenses were approximately $3.6 million. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission registering these securities. A portion of the proceeds from the private placement were used to repay the $1,000,000 debt due to MedChem (See Note 3).

     The Company issued 57,000 warrants for Common Stock exercisable at $3.00 per share and 147,000 warrants for Common Stock exercisable at $4.00 per share to the placement agent in connection with the private placement of newly issued common stock.

PART I:        FINANCIAL INFORMATION
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations
     ---------------------

     Net sales of hyaluronic acid products for the third quarter ended May 31, 1996 totalled $1,461,000, an increase of $531,000 over the $930,000 recorded in net sales for the third quarter of the prior year. For the nine months ended May 31, 1996, net sales of hyaluronic acid products totalled $3,343,000, an increase of $807,000 over the $2,536,000 recorded in net sales for the prior year. The increase in sales for the nine months ended May 31,1996 are primarily attributable to an increase in AMVISC(R) sales.

     Anika's gross profit as a percentage of net sales was 11.5% for the third
     quarter of 1996, an increase of 4.5% from the   7% gross profit recorded
     over the same quarter in 1995. The increase for the quarter is attributable to higher manufacturing volume. For the nine months ended May 31, 1996, Anika's gross profit as a percentage of net sales was 1.1%, a decrease of 18.8% over the 19.9% gross profit recorded for the first nine months of fiscal 1995. The decrease in the gross profit for the nine months ended May 31, 1996 is primarily attributable to an unfavorable mix of product sales in 1996 versus 1995 and higher manufacturing cost for 1996 versus 1995.

     Research and development expenses for the third quarter ended May 31, 1996 increased by $154,000 to $465,000 from $311,000 for the same period last fiscal year. For the nine months ended May 31, 1996, research and development expenses increased by $212,000 to $1,157,000 from $945,000 in the prior year. The increase in spending for the three and nine months ended May 31, 1996 is attributable to an increase in spending on the ORTHOVISC(R) clinical trial.

     Selling, general and administrative expenses for the third quarter ended May 31, 1996 increased by $102,000 to $307,000 from $205,000 for the same period last fiscal year. For the nine months ended May 31, 1996, selling, general and administrative expenses increased by $219,000 to $878,000 from $659,000 in the prior year. The increase for the three and nine months ended May 31, 1996 is attributable to selling and marketing costs associated with the registration and international marketing of ORTHOVISC, and additional administrative staff.

     Liquidity and Capital Resources
     -------------------------------

     In the first week of March, 1996 the Company completed a financing involving the private placement to institutional and private accredited investors of 1,455,000 shares of newly issued Common Stock. Total gross proceeds were approximately $4 million and net proceeds to the Company after fees and expenses were approximately $3.6 million. In connection with the private placement, the Company issued to the placement agent 57,000 warrants for Common Stock exercisable at $3.00 per share and 147,000 warrants for Common Stock exercisable at $4.00 per share. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission registering these securities which were declared effective by the Securities and Exchange Commission in May 1996. A portion of the proceeds from the private placement were used to repay the $1,000,000 debt due to MedChem (See Note
     3) and the remaining proceeds are being used for general working capital purposes.

     On May 18, 1995, the Company raised through a private placement $2,235,643, net of offering costs, from the issuance of 120,970 shares of Series A Redeemable Convertible Preferred Stock ("Series A stock") at a selling price of $20.00 per share. Each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of Anika's underlying common stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety day period in which the average quarterly price of Anika's common stock remains above $6.00 per share, no dividend will accrue.

     Anika believes that its cash on hand of $4,030,000 at May 31, 1996 will fund operating expenses through calendar 1997 and the cost of the ORTHOVISC(R) clinical trial. However, there can be no assurance that the cash on hand will be sufficient for this period of time if actual costs and expenses are higher than anticipated. Commencing January 1, 1997, the Company will be supplying AMVISC(R) to Chiron Vision under a new five year supply contract that has selling prices that are substantially higher than the current contract. Revenues from the AMVISC(R) supply contract should provide the Company with improved gross margins.

Part II:  OTHER INFORMATION

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------

     (a)       Exhibit No.    Description
               -----------    -----------

                  11          Computation of loss per share

     (b) The Company filed a report on Form 8-K on April 25, 1996 notifying the SEC of change in year end from August 31 to December 31.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ANIKA RESEARCH, INC.


     DATE: July 15, 1996            BY:
                                         -------------------------------
                                         Robert S. DuFresne
                                         President



     DATE: July 15, 1996            BY:
                                         -------------------------------
                                         Sean F. Moran
                                         Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ANIKA RESEARCH, INC.



     DATE: July 15, 1996            BY:  /s/ Robert S. DuFresne
                                         ------------------------------
                                         Robert S. DuFresne
                                         President



     DATE: July 15, 1996            BY:  /s/ Sean F. Moran
                                         ------------------------------
                                         Sean F. Moran
                                         Chief Financial Officer