Form 10KSB40
period 1996-08-31
ANIKA RESEARCH INC
filed 1996-11-27
CIK 898437

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                     FOR FISCAL YEAR ENDED AUGUST 31, 1996
                                           ---------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------

                       COMMISSION FILE NUMBER 000-21326
                                              ---------

                             ANIKA RESEARCH, INC.
-------------------------------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                               04-3145961
-------------------------------------------------------------------------------
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 236 WEST CUMMINGS PARK, WOBURN, MASSACHUSETTS                  01801
-------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

           ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 932-6616
                                                          --------------

        SECURITIES REGISTERED UNDER SECTION 12 (B) OF THE EXCHANGE ACT:
                                     None

        SECURITIES REGISTERED UNDER SECTION 12 (G) OF THE EXCHANGE ACT:
                    Common Stock, par value $.01 per share

  Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.   Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

  Anika's revenues for fiscal year ended August 31, 1996 are $4,612,918.

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 15, 1996 was $20,844,989 based on the last sale price of Common Stock of $4.375 as reported by the NASDAQ Small-Cap Market. At November 15, 1996 there were issued and outstanding 4,917,023 shares of Common Stock, par value $.01 per share, and 126,259 shares of redeemable preferred stock convertible November 15, 1996 into 1,262,590 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


  Certain information required in response to Items 9, 10, 11, and 12 of Part III are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting to be held on January 8, 1997. Such Proxy Statement shall not be deemed to be "filed" as part of this Report on Form 10-KSB except for the parts therein which have been specifically incorporated by reference herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-KSB

                             ANIKA RESEARCH, INC.

                     FOR FISCAL YEAR ENDED AUGUST 31, 1996

  This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this form 10-KSB and are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 10 of this Form 10-KSB.

PART I

ITEM 1. BUSINESS

  Anika Research, Inc. ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring polysaccharide that coats, protects, and lubricates soft tissues. HA is present in all of the connective tissues of the body and is found in significant concentrations in the synovial fluid of the joints, the skin and the vitreous of the eye. In synovial fluid, HA is present as a viscoelastic solution, while in cartilage and dermis it is present as a component of a complex, organized extracellular matrix.

  Anika currently manufactures AMVISC(R)/1/, an HA-based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC(R), an HA product used to treat equine osteoarthritis which is distributed by Boehringer Ingelheim Animal Health, Inc. in the United States.

  Anika became an independent company in May 1993 when MedChem Products, Inc. ("MedChem") distributed all of the outstanding shares of Anika Common Stock to MedChem stockholders as a dividend.

 AMVISC

  AMVISC is a high molecular weight HA product that is used as a viscoelastic agent in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. AMVISC coats, lubricates and protects sensitive tissues and maintains the space between them, thereby facilitating ophthalmic surgical procedures.

  Anika currently manufactures AMVISC for Chiron Vision at selling prices which approximate cost under a supply contract that expires at the end of 1996. Commencing on January 1, 1997, Anika will continue to manufacture AMVISC for Chiron Vision under a new five year supply agreement. The new contract allows for significantly higher selling prices and gross margins. In addition, under the new contract Chiron Vision is required to purchase certain annual minimums.


 HYVISC

  HYVISC is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed for Anika by Boehringer Ingelheim Animal Health, Inc. for distribution in the United States under a three year exclusive agreement.

 ORTHOVISC(R)

  ORTHOVISC is a high molecular weight injectable HA product for the treatment of osteoarthritis in humans. Osteoarthritis causes pain, inflammation and restricted movement in joints.

  Osteoarthritis occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint,
--------
(1) AMVISC is a registered trademark of Chiron Vision.

particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery such as the implantation of artificial joints.

  The current treatment options for osteoarthritis include anti-inflammatories, pain medication, and as a last resort, steroid injections which can lead to joint replacement surgery. By supplementing the body's own production of hyaluronic acid which is secreted by the synovial membrane and is responsible for lubricating and cushioning within joints, an injection of ORTHOVISC can help relieve pain and improve joint function.

  Anika has demonstrated the efficacy of its ultrapure high molecular weight hyaluronic acid in treating equine osteoarthritis through the clinical use of HYVISC and has accumulated years of safety data from the clinical use of AMVISC and HYVISC.

  In October 1996, Anika received Commumautee European (CE) mark approval for ORTHOVISC. The CE mark, a certification required under European Community (EC) medical device regulation, will allow ORTHOVISC to be sold as a medical device without further approvals in most of the EC nations as well as European countries that recognize EC device legislation. In addition, Anika will be pursuing approvals to market ORTHOVISC in other countries.

  In January 1996, the Company received an Investigational Device Exemption
(IDE) approval from the FDA to commence clinical testing of the efficacy of ORTHOVISC in the treatment of osteoarthritis of the knee. In May 1996, the Company commenced the ORTHOVISC clinical trial. This trial has been designed as a double blind, placebo controlled study and will include 220 patients. The Company currently expects to complete the ORTHOVISC clinical trial during 1997. Anika is seeking to license ORTHOVISC to various companies in Europe who will be responsible for the marketing, sales and distribution of ORTHOVISC.

PRODUCTS UNDER DEVELOPMENT

 INCERT

  INCERT is a chemically modified, cross-linked form of HA designed to prevent surgical adhesions. Surgical adhesions occur when fibrous bands of tissues form between adjacent tissue layers during the wound healing process. Although surgeons attempt to minimize the formation of adhesions, nevertheless they occur quite frequently after surgery. Adhesions in the abdominal and thoracic cavity can cause particularly serious problems such as intestinal blockage following abdominal surgery and infertility following pelvic surgery.

  INCERT adheres to a wound site and serves as a barrier between adjacent tissues. Anika was awarded a patent in October 1994 by the U.S. Patent and Trademark office covering Anika's method of manufacturing INCERT for use in adhesion prevention and drug delivery. The Company has tested INCERT in animal studies at Duke University, has performed toxicology studies and has successfully conducted preclinical tests of INCERT. Anika currently plans to submit an IDE to the FDA in 1997. Upon approval of the IDE by the FDA, Anika plans to commence the testing of INCERT in humans. In addition, Anika is currently seeking a strategic partner to assist in the funding of human clinical testing and eventual marketing of INCERT.

 HA Oligosaccharides

  HA oligosaccharides are discrete pieces of the HA polysaccharide chain. Because many different types of normal cells and cells in disease processes contain HA receptors on the cell surface that interact with HA oligosaccharides, the material has the ability to influence cell behavior.

  HA oligosaccharides have demonstrated the ability to bind to and block HA receptors and can modify the behavior of cells bearing the receptors. Anika has licensed this technology from Dr. Bryan Toole of Tufts

University and has filed for patent protection. Experimental studies performed at Dana Farber Cancer Institute and Massachusetts General Hospital have demonstrated that Anika's HA oligosaccharides inhibited the metastasis of ovarian cancer cells and melanoma cells in mice. During 1997, the Company currently intends to further its preclinical testing of HA oligosaccharides and will seek a strategic partner to assist in the funding of further product development and eventual human clinical testing of HA oligosaccharides.

MANUFACTURING OF HYALURONIC ACID

  Anika has been manufacturing HA since 1983 in an FDA approved facility through a proprietary manufacturing process that extracts and purifies high molecular weight HA from rooster combs. A substantial supply of rooster combs is available and Anika believes that all other materials required for the extraction and purification of HA and the manufacture of HA, AMVISC and future HA-based products are readily available.

  Anika's manufacturing facility in Woburn, Massachusetts has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer with respect to the manufacture of HA. Anika believes that this facility has sufficient capacity to accommodate demand through 1999.

  In fiscal year 1996, Anika received an International Standards Organization
(ISO) 9001 certification of its manufacturing facility and HA manufacturing process. ISO 9001 designation is an internationally recognized certification for quality standards governed by the International Organization for Standards based in Geneva, Switzerland. The certifications for ISO 9001 and EN 46001 were awarded to the Company after a rigorous assessment and audit of Anika's quality system by a private, third party European accredited notified body. ISO 9001 is the highest level of achievement possible in the ISO certification system.

PATENTS AND PROPRIETARY RIGHTS

  Anika has a policy of seeking patent protection for patentable aspects of its proprietary technology. Anika owns three United States patents and owns or has exclusive license rights to one pending United States patent application relating to HA and related technologies. Anika intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide Anika with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around patented products.

  Anika also relies upon trade secrets and proprietary know-how. To protect such information, Anika generally requires all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. However, there can be no assurance that confidentiality agreements will be effective in protecting trade secrets or that third parties will not independently develop substantially equivalent or better technology.

  Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by Anika will not infringe the patent rights of others in the future.

  Anika has granted Chiron Vision an exclusive license in the ophthalmic field to use Anika's HA-related technology existing as of January 11, 1991. In addition, Anika has granted Chiron Vision a second exclusive license in the ophthalmic field to use any new HA technology employed by Anika to manufacture AMVISC. This second license becomes effective on December 31, 2001, upon the termination date of the new AMVISC supply contract.

GOVERNMENT REGULATION

  Anika's research, development, manufacturing activities and the future marketing of products by Anika are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, devices and drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act governs the testing, manufacture, safety, efficacy, labelling, storage, record keeping, approval, advertising and promotion of Anika's products.

  Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of Anika's product development process which may affect approval of or delay an application or require additional expenditures by Anika.

  Medical products regulated by the FDA are generally classified as drugs and/or medical devices. AMVISC is approved as a Class III device in the United States for ophthalmic surgical procedures in intraocular use in humans. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. ORTHOVISC is currently considered a Class III device by the FDA. In the past, most HA products have been regulated as medical devices. Anika believes that its ORTHOVISC for osteoarthritis and INCERT products will be regulated as Class III devices. However, no assurance can be given that such products will not be classified as drugs or as both devices and drugs. It is also not known whether the regulatory status of HA oligosaccharides for use in the treatment of certain proliferative diseases and in drug delivery will be regulated as drugs.

 Devices

  The steps required to qualify a medical device for marketing in the United States are complex. Medical devices are classified as Class I, II, or III devices. In general, Class I devices require compliance with labelling and record keeping regulations and are subject to other general controls. Class II devices may be subject to special controls, such as market surveillance and are subject to general controls. Class II devices also may be subject to clinical testing for purposes of premarket notification to the FDA. Class III devices require clinical testing to assure safety and effectiveness prior to marketing and distribution.

  At least 90 days prior to marketing, devices must be subject to a premarket notification to the FDA to determine the product's classification and regulatory status. If a product is found to be "substantially equivalent" to a Class I or Class II device, or a Class III device not subject to a Pre Market Approval ("PMA") requirement, it may be marketed without further FDA review. The FDA may require the submission of clinical data as a basis for determining whether a device is "substantially equivalent." If a device is found to be "not substantially equivalent," the device manufacturer must file a PMA application with the FDA based on testing intended to demonstrate that the product is both safe and effective. HA-based products may require the issuance of a PMA from the FDA prior to commercial sale.

  The PMA process requires the performance of human clinical studies under an IDE. Upon completion of required clinical studies, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labelling. The FDA staff then determines whether to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and then usually reviewed by an FDA scientific advisory panel of physicians and others with expertise in the relevant field. The FDA will also conduct an inspection to determine whether an applicant conforms with the FDA's current Good Manufacturing Practices. If the FDA's evaluation is favorable, the FDA will subsequently publish an order granting the PMA for the device. Although the initial PMA review process is required to be completed within 180 days from the date the PMA application is accepted for filing, the FDA routinely raises additional issues which must be addressed prior to the approval of a PMA, which significantly extends the review process.

 Drugs

  Medical devices may meet both the definition of a medical device and a drug. In these instances, the FDA may regulate these products as drugs or as both medical devices and drugs. The steps required before a drug may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of a New Drug Application ("NDA") to the FDA and (v) FDA approval of the NDA prior to any commercial sales or shipment of the drug. A clinical study program designed to demonstrate the safety and effectiveness of a drug usually proceeds in three phases:

  . Phase I involves testing the drug for safety and tolerance in a small group of healthy volunteers.

  . Phase II involves testing for efficacy and identifying possible side effects in a target patient group.

  . Phase III involves additional testing for efficacy, optimal dosage and safety with an expanded patient group, preferably using a comparative control agent.

  The results of the clinical testing, together with manufacturing information, are then submitted to the FDA in the form of an NDA. In the event Anika's products are classified as drugs, it may take five to ten years to complete this process, which typically would be substantially longer than the review process for devices. The extended review process is also substantially more expensive.

  Furthermore, Anika or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to Anika's products. If clinical studies are suspended, Anika may be unable to continue the development of the investigational products affected.

  In addition to the FDA approval processes for products, manufacturing facilities are subject to approval by the FDA. Among the conditions for such approval is the requirement that quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practices regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

  In addition to regulations enforced by the FDA, Anika is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other existing and potential future federal, state and local regulations of foreign governments. Federal, state and foreign regulations regarding the manufacture and sale of medical products are subject to change. Anika cannot predict what impact, if any, such changes might have on its business.

  For marketing outside the United States, Anika will be subject to FDA regulations regarding the export of products within its jurisdiction and to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that approvals of Anika's products, processes or facilities will be granted or that Anika will obtain the financing needed to develop certain of such products. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the ability of Anika to market its products.

COMPETITION

  Anika competes with many companies, including large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than Anika. Anika also competes with academic institutions, governmental agencies and other research organizations which may be involved in research, development and commercialization of products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular product will depend in large part upon the ability of Anika to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors.

  Anika is aware of several companies, including Genzyme Corp., Biomatrix, Inc., Hyal Pharmaceutical Corp., Fidia S.P.A. and LifeCore Biomedical, Inc. ("LifeCore"), that are developing products utilizing HA for a variety of health applications. In some cases, competitors have obtained product approvals, submitted for approval or have commenced human clinical studies, either in the United States or in certain foreign countries. Genzyme Corp. has received marketing approvals in Europe and the U.S. for a chemically modified HA for the prevention of surgical adhesions. Biomatrix, Inc. has completed human clinical studies testing the efficacy of a chemically-modified HA product for the treatment of osteoarthritis of the knee and has submitted a PMA that has been recommended for approval by an expert advisory panel. In addition, Biomatrix, Inc. is marketing this product in Canada, Italy and Sweden. LifeCore Biomedical, Inc. is conducting a Phase II human clinical trial testing HA to prevent surgical adhesions. Fidia S.P.A. has filed a PMA application for an HA product to treat osteoarthritis of the knee that has been recommended for approval by an expert advisory panel. Fidia is selling this product in France, Italy and Germany.

EMPLOYEES

  As of November 15, 1996, Anika employs approximately 40 full time employees. Anika considers relations with employees to be good. No employees are represented by labor unions.

ENVIRONMENT

  The Company believes that it is in compliance with all federal, state and local environmental regulations with respect to its manufacturing facilities and that compliance with such regulations does not have a material effect on the Company's operations. The Company's manufacturing facility is located within the Wells G&H Superfund site in Woburn, MA. The Company has not been named and is not a party to any such legal proceedings regarding the Wells G&H Superfund site.

PRODUCT LIABILITY

  The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. Although the Company has not incurred any material product liability to date and has coverage under its insurance policy of $1,000,000, as of November 15, 1996, there can be no assurance if material claims arise in the future, that the Company's insurance will be adequate to cover all situations.

ITEM 2. PROPERTIES

  Anika leases its corporate headquarters located at 236 West Cummings Park, Woburn, Massachusetts. Anika leases approximately 22,000 square feet of manufacturing space at this location for the manufacture of HA products. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. This lease terminates in February 2001. The total amount payable under the lease is approximately $315,000 per year. Anika also leases another facility in Woburn, Massachusetts that approximates 15,000 square feet of administrative and research and development space. The total amount payable under the lease is approximately $88,000 per year. The lease terminates in October 2001. Anika believes that its existing facilities are adequate to meet its requirements through 1999.

ITEM 3. LEGAL PROCEEDINGS

  The Company has no material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


COMMON STOCK INFORMATION

  The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "ANIK." The following table sets forth the quarterly high and low bid quotations as reported by NASDAQ:

                                                       YEARS ENDED AUGUST 31,
                                                    ----------------------------
                                                         1996          1995
                                                    -------------- -------------
QUARTER                                              HIGH    LOW    HIGH   LOW
-------                                             ------ ------- ------ ------
First.............................................. $3     $2 5/8  $2 7/8 $1 3/4
Second.............................................  4 5/8  2 7/8   2 1/8  1 1/2
Third..............................................  7 7/8  3 3/16  2 3/4  1 7/8
Fourth.............................................  6 5/8  4 3/8   2 7/8  2 1/4

  As of August 31, 1996, there were 333 holders of record of the Company's Common Stock.


  The Company may not without first obtaining the affirmative vote or written consent of a majority-in-interest of outstanding shares of Series A Redeemable Convertible Preferred Stock, pay, set aside for payment or declare any dividends on any share of Common Stock unless all dividends accrued and payable on the Series A Redeemable Convertible Preferred Stock have either been paid in full or funds have been set aside for such payment and certain other financial covenants have been satisfied.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


  Anika Research, Inc. ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring biopolymer found in the body that coats, protects, cushions and lubricates soft tissues.

  Anika currently manufactures AMVISC, an HA-based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC, an HA-based product used to treat equine osteoarthritis for Boehringer Ingelheim Animal Health, Inc.

  Anika is developing ORTHOVISC (intra-articular injection of HA) for the treatment of osteoarthritis. In October 1996, the Company received a Commumautee European (CE) mark approval for ORTHOVISC. The CE mark, a certification required under European Community (EC) medical device regulation, will allow ORTHOVISC to be sold as a medical device without further approvals in most of the EC nations as well as European countries that recognize EC device legislation. In addition, Anika will be pursuing approvals to market ORTHOVISC in other countries. In the United States, the Company has commenced a pivotal ORTHOVISC clinical trial under an Investigational Device Exemption. This trial has been designed as a double blind, placebo controlled study and will include 220 patients. The Company expects to complete the ORTHOVISC clinical trial during 1997.
  The following discussion and analysis of the financial condition and results of operations of Anika should be read in conjunction with the accompanying financial statements and footnotes.


RESULTS OF OPERATIONS
 1996 vs. 1995


  Net sales of hyaluronic acid products totaled $4,613,000 in fiscal 1996 an increase of $1,257,000 from the $3,356,000 in sales for 1995. The increase in sales was primarily attributable to an increase in AMVISC sales.

  Anika's gross profit as a percentage of net sales declined to 3% in fiscal 1996, from 7% in fiscal 1995. During 1996 the balance in the AMVISC manufacturing reserve of $520,757 was written off to cost of goods sold since the AMVISC supply contract was marginally profitable and it expires on December 31, 1996. The Company determined that the reserve was no longer required as the supply contract is expected to remain marginally profitable through the end of the contract period. The decrease in gross profit as a percentage of net sales is attributable to higher manufacturing costs per unit in fiscal 1996 versus 1995 and an unfavorable mix of product sales in fiscal 1996 versus 1995.

  Research and development expenses increased by $317,000 to $1,635,000 in fiscal 1996 from $1,318,000 in 1995. The increase is primarily attributable to the commencement of the ORTHOVISC clinical trial in the United States.

  Selling, general and administrative expenses for fiscal 1996 increased by $565,000 to $1,469,000 from $904,000 in fiscal 1995. The increase of $565,000 is primarily attributable to additions to administration staffing for fiscal 1996, increased selling and marketing costs associated with the international commercialization of ORTHOVISC and severance payments to the former President.

  The Company's net interest income increased to $114,000 in fiscal 1996 from $30,000 in 1995. The increase is attributable to the Company having more cash to invest on average in fiscal 1996 as compared to 1995.

  The Company has not recorded income tax benefits for fiscal years 1996 and 1995. Anika will not be able to record income tax benefits from the operating losses incurred after May 1, 1993 until the Company has operating profits, since the realization of these benefits cannot be reasonably assured.

 1995 vs. 1994

  Net sales of hyaluronic acid products totaled $3,356,000 in fiscal 1995 a decrease of $1,307,000 from the $4,663,000 in sales for 1994. The decrease in sales was attributable to a decrease in AMVISC sales. In fiscal 1994 the Company achieved higher AMVISC sales because Chiron substantially increased their AMVISC inventories.

  Anika's gross profit as a percentage of net sales declined to 7% in fiscal 1995, from 15.6% in fiscal 1994. The decrease in gross profit as a percentage of net sales is attributable to higher manufacturing costs per unit in fiscal 1995 due to a decrease in production volume.

  Research and development expenses decreased by $178,000 to $1,318,000 in fiscal 1995 from $1,496,000 in 1994. The decrease is attributable to a reduction in spending on basic research for hyaluronic acid.

  Selling, general and administrative expenses for fiscal 1995 increased by $170,000 to $904,000 from $734,000 in fiscal 1994. The increase of $170,000 is primarily attributable to increased selling and marketing costs associated with the international commercialization of ORTHOVISC.

  The Company's net interest income decreased to $30,000 in fiscal 1995 from $62,000 in 1994. The decrease is attributable to the Company having less cash to invest on average in fiscal 1995 as compared to 1994.

  The Company has not recorded income tax benefits for fiscal years 1995 and 1994. Anika will not be able to record income tax benefits from the operating losses incurred after May 1, 1993 until the Company has operating profits, since the realization of these benefits cannot be reasonably assured.

LIQUIDITY AND CAPITAL RESOURCES

  In March 1996, the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors. Total gross proceeds were approximately $4 million and net proceeds to the Company after fees and expenses were approximately $3,542,000. In connection with the private placement, the Company issued to the private placement agent 57,036 warrants to purchase Common Stock exercisable at $3.00 per share and 146,664 warrants to purchase Common Stock exercisable at $4.00 per share. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission registering the securities which was declared effective by the Securities and Exchange Commission in May 1996. The proceeds from the private placement were used to repay a $1,000,000 debt obligation and for general working capital purposes.

  On May 17, 1995, the Company raised through a private placement $2,235,642, net of offering costs, from the issuance of 120,970 shares of Series A Redeemable Convertible Preferred Stock ("Series A stock") at a selling price of $20.00 per share. Each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of Anika's underlying Common Stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety day period in which the average quarterly price of Anika's Common Stock remains above $6.00 per share, no dividend will accrue.

  Anika currently expects that its cash on hand of $3,651,000 at August 31, 1996 will fund operating expenses throughout calendar 1997 including the cost of the ORTHOVISC clinical trial. However, there can be no assurance that the cash on hand will be sufficient for this period of time if actual costs and expenses are higher than anticipated.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

  Need for Additional Funds; Liquidity. Anika currently expects that its cash on hand will fund operating expenses throughout calendar 1997 including the cost of the ORTHOVISC clinic trial. However, higher than anticipated costs and expenses may result in insufficient cash on hand which could create a need for additional financing. The ability of Anika to obtain financing is dependent on the status of Anika's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to Anika or will be available on acceptable terms should such a need arise.

  Competition. Anika competes with many companies, including large pharmaceutical companies, specialized medical products companies, academic institutions, governmental agencies and other research organizations which may be involved in research, development and commercialization of HA products. Successful commercialization of a particular HA product will depend in large part upon the ability of Anika to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors.

  History of Losses; Uncertainty of Future Profitability. Anika has incurred operating losses since its inception in May 1993 and has accumulated net losses of approximately $7 million as of August 31, 1996. The continued development of Anika's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. Anika expects to incur substantial and increasing operating losses until at least 1997. The amount of net losses and the time required by Anika to reach sustained profitability are highly uncertain and to achieve profitability Anika must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that Anika will be able to achieve profitability at all or on a sustained basis.

  Comprehensive Government Regulation; No Assurance of FDA Approval. Anika's research, development, manufacturing activities and the future marketing of products by Anika are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. These regulations can be costly, regulatory approvals may take many years, and they can be subject to change and unanticipated delays. Anika cannot predict what impact, if any, such changes might have on its business.

  There can be no assurance that approvals of Anika's products, processes or facilities will be granted or that Anika will obtain the financing needed to develop certain products. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the ability of Anika to market its products.

  In addition, requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Anika or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to Anika's products. If clinical studies are suspended, Anika may be unable to continue the development of the investigational products affected.

  Dependence on Patents and Proprietary Technology. Anika has a policy of seeking patent protection for patentable aspects of its proprietary technology. However, no assurance can be given that any application filings or issued patents will provide Anika with a competitive advantage or will not be successfully challenged by third parties. Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by Anika will not infringe the patent rights of others in the future.

  Anika also relies upon trade secrets and proprietary know-how. However, there can be no assurance that confidentiality agreements, which Anika employees generally sign, will be effective in protecting trade secrets or that third parties will not independently develop substantially equivalent or better technology.

  Dependence Upon Marketing Partners. Anika does not plan to directly market and sell its products to customers. Therefore, Anika's success will be dependent upon the efforts of its marketing partners and the terms and conditions of Anika's relationships with such marketing partners. In addition, Anika will need to obtain the assistance of additional marketing partners for new products which are brought to market and existing products brought to new markets, and there can be no assurance that such additional partners will be available or that such partners will agree to market Anika's products on acceptable terms.

  Exposure to Product Liability Claims. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against Anika. Although Anika has not incurred any material product liability to date and coverage under its $1,000,000 insurance policy may be adequate to cover such claims should they arise, there can be no assurance that material claims will not arise in the future or that Anika's insurance will be adequate to cover all situations.

  Dependence Upon Key Personnel. The future success of Anika is highly dependent on the members of its management and scientific staff, the loss of one or more of whom could have a material adverse effect on Anika. Anika faces significant competition for highly skilled scientific, management and marketing personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that Anika will be successful in hiring or retaining the personnel it requires and failure to do so could materially and adversely affect Anika's prospects.

ITEM 7. FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                            AUGUST 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 3,651,023  $ 2,824,663
  Accounts receivable................................     631,916      190,976
  Inventories........................................   2,514,280    3,292,416
  Prepaid expenses...................................     502,207      318,960
                                                      -----------  -----------
    Total current assets.............................   7,299,426    6,627,015
                                                      -----------  -----------
Property and equipment...............................   4,745,923    4,332,171
Less accumulated depreciation and amortization.......   3,465,175    2,912,966
                                                      -----------  -----------
    Net property and equipment.......................   1,280,748    1,419,205
                                                      -----------  -----------
                                                      $ 8,580,174  $ 8,046,220
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   645,484  $   353,444
  Accrued expenses...................................     795,832      301,507
  Current portion of long-term debt..................         --     1,000,000
                                                      -----------  -----------
    Total current liabilities........................   1,441,316    1,654,951
                                                      -----------  -----------
Other long-term liabilities..........................     200,000      520,757
Redeemable convertible preferred stock; $.01 par
 value: authorized 750,000 shares; 126,259 and
 120,970 shares issued and outstanding, respectively;
 liquidation and redemption value of $20.00 per share
 plus accrued dividends..............................   2,523,483    2,326,171
Stockholders' equity:
  Undesignated preferred stock, $.01 par value:
   authorized 1,250,000 shares; no shares issued and
   outstanding.......................................         --           --
  Common stock, $.01 par value: authorized 15,000,000
   shares; issued and outstanding 4,840,726 and
   3,291,475 shares, respectively....................      48,407       32,915
  Additional paid-in capital.........................  11,551,685    7,378,514
  Unearned stock option compensation.................    (468,750)         --
  Accumulated deficit................................  (6,715,967)  (3,867,088)
                                                      -----------  -----------
    Total stockholders' equity.......................   4,415,375    3,544,341
                                                      -----------  -----------
                                                      $ 8,580,174  $ 8,046,220
                                                      ===========  ===========

                See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                              YEARS ENDED AUGUST 31,
                                       --------------------------------------
                                          1996          1995         1994
                                       -----------  ------------  -----------
Net sales............................. $ 4,612,918  $  3,355,798  $ 4,662,681
Cost of sales.........................   4,472,214     3,118,163    3,934,382
                                       -----------  ------------  -----------
    Gross profit......................     140,704       237,635      728,299
Operating expenses:
  Research and development............   1,634,640     1,317,667    1,495,514
  Selling, general and
   administrative.....................   1,469,257       904,223      734,336
                                       -----------  ------------  -----------
    Total operating expenses..........   3,103,897     2,221,890    2,229,850
                                       -----------  ------------  -----------
Loss from operations..................  (2,963,193)   (1,984,255)  (1,501,551)
Interest income, net..................    (114,314)      (29,749)     (61,702)
                                       -----------  ------------  -----------
Loss before income tax benefit........  (2,848,879)   (1,954,506)  (1,439,849)
Income tax benefit....................         --            --           --
                                       -----------  ------------  -----------
  Net loss............................ $(2,848,879) $(1,954,506)  $(1,439,849)
                                       ===========  ============  ===========
Loss per share........................ $      (.70) $       (.61) $      (.45)
                                       ===========  ============  ===========
Primary and fully diluted shares
 outstanding..........................   4,052,596     3,225,205    3,177,094
                                       ===========  ============  ===========

                See accompanying notes to financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK
                          $.01 PAR VALUE   ADDITIONAL     UNEARNED                    TOTAL
                         -----------------   PAID-IN    STOCK OPTION ACCUMULATED  STOCKHOLDERS'
                          SHARES   AMOUNT    CAPITAL    COMPENSATION   DEFICIT       EQUITY
                         --------- ------- -----------  ------------ -----------  -------------
Balance, August 31,
 1993................... 3,164,155 $31,642 $ 7,176,509         --    $  (472,733)  $ 6,735,418
 Exercise of common
  stock options.........    11,248     112      14,731         --            --         14,843
 Issuance of common
  stock.................    23,889     239      67,696         --            --         67,935
 Net loss...............       --      --          --          --     (1,439,849)   (1,439,849)
                         --------- ------- -----------   ---------   -----------   -----------
Balance, August 31,
 1994................... 3,199,292  31,993   7,258,936         --     (1,912,582)    5,378,347
 Exercise of common
  stock options.........    30,605     306      44,738         --            --         45,044
 Issuance of common
  stock to 401(k) plan..    61,578     616     138,076         --            --        138,692
 Dividend on redeemable
  preferred stock.......       --      --      (63,236)        --            --        (63,236)
 Net loss...............       --      --          --          --     (1,954,506)   (1,954,506)
                         --------- ------- -----------   ---------   -----------   -----------
Balance, August 31,
 1995................... 3,291,475  32,915   7,378,514         --     (3,867,088)    3,544,341
 Exercise of common
  stock options.........    74,804     748     158,752         --            --        159,500
 Issuance of common
  stock to 401(k) plan..    19,447     194      79,176         --            --         79,370
 Dividend on redeemable
  preferred stock.......       --      --     (224,605)        --            --       (224,605)
 Issuance of common
  stock (net of
  expenses)............. 1,455,000  14,550   3,527,035         --            --      3,541,585
 Unearned stock option
  compensation..........       --      --      632,813    (468,750)          --        164,063
 Net loss...............       --      --          --          --     (2,848,879)   (2,848,879)
                         --------- ------- -----------   ---------   -----------   -----------
Balance, August 31,
 1996................... 4,840,726 $48,407 $11,551,685   $(468,750)  $(6,715,967)  $ 4,415,375
                         ========= ======= ===========   =========   ===========   ===========

                See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

                                               YEARS ENDED AUGUST 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net loss.............................. $(2,848,879) $(1,954,506) $(1,439,849)
  Adjustments to reconcile net loss to
   net cash used for operating
   activities:
    Depreciation and amortization.......     552,209      298,934      235,482
    Amortization of unearned stock
     compensation.......................     164,063          --           --
    Common stock issued to 401(k) plan..      79,370      138,692       67,935
    Changes in operating assets and
     liabilities:
      Accounts receivable...............    (440,940)      (2,492)     105,203
      Inventories.......................     778,136       58,585     (792,363)
      Prepaid expenses..................    (183,247)    (123,647)     (16,396)
      Accounts payable and accrued
       expenses.........................     786,365     (143,712)    (499,670)
      Other long-term liabilities.......    (520,757)         --           --
                                         -----------  -----------  -----------
        Net cash used for operating
         activities.....................  (1,633,680)  (1,728,146)  (2,339,658)
                                         -----------  -----------  -----------
Cash flows used for investing
 activities:
  Additions to property and equipment...    (413,752)    (339,064)    (155,342)
                                         -----------  -----------  -----------
        Net cash used for investing
         activities.....................    (413,752)    (339,064)    (155,342)
                                         -----------  -----------  -----------
Cash flows provided by financing
 activities:
  Proceeds from issuance of common
   stock................................   3,541,585          --           --
  Proceeds (costs) from issuance of
   preferred stock......................     (27,293)   2,262,935          --
  Proceeds from exercise of stock
   options..............................     159,500       45,044       14,843
  Payments on long-term debt............    (800,000)         --           --
                                         -----------  -----------  -----------
        Net cash provided by financing
         activities.....................   2,873,792    2,307,979       14,843
                                         -----------  -----------  -----------
        Increase (decrease) in cash and
         cash equivalents...............     826,360      240,769   (2,480,157)
Cash and cash equivalents at beginning
 of year................................   2,824,663    2,583,894    5,064,051
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 year................................... $ 3,651,023  $ 2,824,663  $ 2,583,894
                                         ===========  ===========  ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest................ $    42,222  $    87,611  $    64,541
                                         ===========  ===========  ===========
Supplemental disclosure of non cash
 items:
  Repayment of debt through future
   deferred sublease payments........... $   200,000          --           --
  Dividend on redeemable preferred
   stock................................     224,605       63,236          --
                                         ===========  ===========  ===========

                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Anika Research, Inc. ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring biopolymer found in the body that coats, protects, cushions and lubricates soft tissues.

  Anika currently manufactures the AMVISC line of HA based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC, an HA based product used to treat equine osteoarthritis, for Boehringer Ingelheim Animal Health, Inc.

  Commencing on December 31, 1996, Anika Research, Inc. will be changing its fiscal year from an August 31st year end to a calendar year end.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Anika became an independent company in May 1993 when MedChem Products, Inc. ("MedChem"), distributed 3,154,812 shares outstanding of Anika Common Stock to MedChem stockholders as a dividend.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents consists of cash and investments with original maturities of three months or less.

 Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these items.

 Inventories

  Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

 Revenue Recognition

  The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership. The Company records advance payments for products as deferred revenue.

 Property and Equipment

  Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

   Machinery and equipment.......................................... 5-10 years
   Furniture and fixtures..................... .....................    5 years
   Leasehold improvements........................................... 5-10 years

  Amortization on leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated life of the asset.

  Leasehold improvements are assessed for impairment when related operating profit indicates that the carrying amount of the asset may not be recoverable. During fiscal 1996, a loss of impairment has been recorded in the amount of $200,000 which is reflected in depreciation and amortization expense.

 Research and Development

  Research and Development costs are expensed as incurred.

 Earnings Per Share

  Earnings per share is computed based on the weighted average number of common shares outstanding, adjusted, when dilutive, for the number of shares issuable upon the conversion of Series A Redeemable Convertible Preferred Stock and the assumed exercise of stock options and warrants after the assumed repurchase of shares with the related proceeds.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled.

 Stock Options

  When stock options are exercised, proceeds from the sale of Common Stock issued under those options are credited to Common Stock. No charges or credits are made to operations for stock options. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company will continue to account for stock options described above. As such, the financial statement effect of this new standard will be limited to additional required footnote disclosures in 1997.

 Significant Customer

  Chiron Vision accounted for 86% and 89% of total net revenues for the years ended August 31, 1996 and 1995, respectively.

3. INVENTORIES

  Inventories consist of the following:

                                                                AUGUST 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
   Raw materials.......................................... $  684,094 $  689,519
   Work in process........................................  1,745,733  2,440,468
   Finished goods.........................................     84,453    162,429
                                                           ---------- ----------
     Total................................................ $2,514,280 $3,292,416
                                                           ========== ==========

4. PROPERTY & EQUIPMENT

  Property and equipment consists of the following:

                                                               AUGUST 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
   Machinery and equipment............................... $2,109,621 $1,765,520
   Leasehold improvements................................  2,514,499  2,470,845
   Furniture and fixtures................................    121,803     95,806
                                                          ---------- ----------
     Total............................................... $4,745,923 $4,332,171
                                                          ========== ==========

5. LONG TERM DEBT

  Long term debt consists of the following:

                                                                 AUGUST 31,
                                                              ----------------
                                                              1996     1995
                                                              ----- ----------
   $1,000,000 revolving line of credit. Interest accrued at
    9%. Amounts borrowed under the line were paid in full on
    March 1, 1996...........................................  $ --  $1,000,000
   Less current installments................................    --   1,000,000
                                                              ----- ----------
     Long term debt excluding current installments..........  $ --  $      --
                                                              ===== ==========

6. ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                                                  AUGUST 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
   Accrued compensation....................................... $207,046 $ 89,979
   Deferred revenue...........................................  200,000      --
   Other accrued expenses.....................................  388,786  211,528
                                                               -------- --------
     Total.................................................... $795,832 $301,507
                                                               ======== ========

7. OTHER LONG TERM LIABILITES

  Other long term liabilities consists of the following:

                                                                 AUGUST 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
   AMVISC manufacturing reserve.............................. $    --  $520,757
   Advance rent payment......................................  200,000      --
                                                              -------- --------
     Total................................................... $200,000 $520,757
                                                              ======== ========

  The balance in the AMVISC manufacturing reserve of $520,757 at August 31, 1995 was written off to cost of goods sold during 1996 since the AMVISC supply contract was marginally profitable and the contract expires on December 31, 1996. The Company determined that the reserve was no longer required as the supply contract is expected to remain maginally profitable through the end of the contract period.

8. LEASE OBLIGATIONS

  The company subleases two facilities with one lease expiring in February 2001 and the other in October 2001. These subleases are accounted for as operating leases. Rent expense, net of sublease payments, totaled $369,928, $310,332, and $289,996 respectively, for the years ended August 31, 1996, 1995 and 1994. Future minimum lease payments under the operating leases for the years ending August 31 are as follows:

                                                    LEASE    SUBLEASE    NET
                                                   PAYMENTS   INCOME   PAYMENTS
                                                  ---------- -------- ----------
   1997.......................................... $  403,793 $ 42,280 $  361,513
   1998..........................................    413,220   42,280    370,940
   1999..........................................    422,930   42,901    380,029
   2000..........................................    432,931   44,166    388,765
   2001..........................................    264,663    7,468    257,195
   Thereafter....................................     14,927      --      14,927
                                                  ---------- -------- ----------
     Total....................................... $1,952,464 $179,095 $1,773,369
                                                  ========== ======== ==========

9. STOCK OPTION PLAN

  The Company's 1993 Stock Option Plan (the "Plan") reserved 1,000,000 shares of Anika Common Stock for the grant of stock options to employees and directors. The 1993 Directors Stock Option Plan reserved 40,000 shares for the Board of Directors. On March 21, 1995 the Company's Board of Directors approved an increase in the number of shares reserved for grant under the Plan by 1,000,000 shares to 2,000,000 shares and the Company's stockholders approved such an increase at the Annual Meeting of Stockholders held on January 10, 1996. Option activity is summarized as follows:

                                                   YEARS ENDED AUGUST 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  ---------  -------
   Options outstanding at beginning of year..... 1,346,072    883,515  763,263
   Options granted..............................   302,750    568,000  146,500
   Options canceled.............................  (146,391)   (74,838) (15,000)
   Options exercised............................   (74,804)   (30,605) (11,248)
                                                 ---------  ---------  -------
     Options outstanding at the end of year..... 1,427,627  1,346,072  883,515
                                                 =========  =========  =======

  Generally, options are exercisable and vest in varying installments up to four years after the date of grant. The average exercise price of options outstanding was $2.36 at August 31, 1996 and the price range of options exercised during fiscal 1996, 1995 and 1994 were from $1.383 to $4.781, $1.383 to $2.625 and $1.098 to $1.383, respectively. Options for 1,053,876 shares were exercisable at August 31, 1996.

  During 1996, options for 302,750 shares of its $.01 par value Common Stock were granted by the Company. The Company recorded deferred compensation of $632,813 on options for 168,750 shares to account for the difference between the market value of the stock at the time of grant and exercise price of the options. The Company is amortizing the deferred compensation over a 27 month period that began in February 1996.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

  On May 17, 1995, the Company issued 120,970 shares of Series A Redeemable Convertible Preferred Stock ("Series A stock") at a selling price of $20.00 per share for a total consideration of $2,235,642, net of offering costs.

  Each share of the Series A stock is convertible into 10 shares of Common Stock at any time at the option of the holder. The Series A stock may be converted into Common Stock, at the Company's option, upon closing of a public offering if the proceeds to the Company are at least $20,000,000 and the sale price per common share is at least $6.00. The stock contains provisions to adjust the conversion ratio in the event of certain dilutive and other transactions.

  In addition, each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of Anika's underlying Common Stock. The Company may elect to pay the dividend in cash if certain financial convenants are met. During each consecutive ninety day period in which the average quarterly price of Anika's Common Stock remains above $6.00 per share, no dividend will accrue. For the period May 17, 1995 through May 1, 1996, Anika issued 5,289 additional shares of Series A stock to the preferred shareholders as a dividend payment. The total recorded value of the dividend payment was $208,227. At August 31, 1996 and 1995, accrued dividends payable were $79,693 and $63,236, respectively.

  The outstanding balance of Series A stock will be redeemed at $20.00 per share plus accrued dividends at the option of the holder in three equal installments beginning on May 17, 2000. The Company has the option to redeem the Series A stock on or after May 17, 2000 if the Common Stock price is in excess of $10.00 and a certain trading volume requirement is met.

  The holders of the Series A stock are entitled to liquidation preference over the common shareholders at $20.00 per share plus accrued dividends. Each share of the Series A stock has voting rights equal to the number of common shares into which each share of preferred is convertible at the time as such vote. In addition, the holders of the Series A stock are entitled to certain representation on the Company's Board of Directors based upon the number of shares outstanding.

11. COMMON STOCK

  In March, 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors. Total gross proceeds were $3,986,700 and net proceeds to the Company after fees and expenses were $3,541,585. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on May 1, 1996. The proceeds from the private placement were used to repay a $1,000,000 debt obligation (See note 5) and for general working capital purposes.

12. WARRANTS

  In connection with the sale of Series A Redeemable Convertible Preferred Stock ("Series A stock"), the Company issued warrants to the holders of Series A stock to purchase 60,485 shares of Series A stock, exercisable at $20.00 per share. The warrants expire on May 17, 2000. If the price of the Company's Common Stock is in excess of $6.00 per share for a consecutive ninety day period, the Company can force the exercise of the warrants.

  In connection with the private placement of newly issued Common Stock in March, 1996, the Company issued warrants to the placement agent for 57,036 shares of Common Stock exercisable at $3.00 per share and warrants for 146,664 shares of Common Stock exercisable at $4.00 per share.

13. EMPLOYEE BENEFIT PLAN

  Full-time employees are eligible to participate in the Company's 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company can make annual discretionary contributions. In fiscal 1996 and 1995, the Company's matching contributions and any discretionary contributions to the plan were in the form of Anika Common Stock. The Company's total 401(k) savings plan expense in fiscal years 1996, 1995, and 1994 was $79,370, $138,692, and $67,935, respectively.

14. INCOME TAXES

  The components of the net deferred tax asset are as follows:

                                                       YEARS ENDED AUGUST 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
   Gross deferred tax assets:
     Depreciation..................................... $   461,151  $   338,328
     Accrued expenses.................................     149,368       35,458
     Inventory loss reserve...........................     158,969          --
     Non-qualified stock option amortization..........      66,069          --
     Uniform capitalization...........................      50,754       51,673
     Net operating loss carryforward..................   2,267,960    1,523,750
     Credit carryforward..............................      18,388        9,187
                                                       -----------  -----------
   Gross deferred tax assets..........................   3,172,659    1,958,396
     Less: valuation allowance........................  (3,172,659)  (1,958,396)
                                                       -----------  -----------
   Net deferred tax asset............................. $       --   $       --
                                                       ===========  ===========

  Income tax benefit was zero for the years ended August 31, 1996 and August 31, 1995, respectively, and differs from the amounts computed by applying the U.S. Federal income tax rate of thirty-four percent to pretax income as a result of the following:

                                                 YEARS ENDED AUGUST 31,
                                             --------------------------------
                                                1996       1995       1994
                                             ----------  ---------  ---------
   Computed expected tax benefit............ $ (968,619) $(664,532) $(489,549)
   State tax benefit (net of federal
    benefit)................................   (178,323)  (123,455)   (90,216)
   Nondeductible expenses...................      1,638      1,108        374
   Other....................................     (9,051)    15,670    (12,694)
   Increase in valuation allowance related
    to income tax benefit...................  1,154,355    771,209    592,085
                                             ----------  ---------  ---------
     Tax benefit............................ $      --   $     --   $     --
                                             ==========  =========  =========

  The valuation allowance for deferred tax assets was $3,172,659 at August 31, 1996, an increase of $1,214,263 over the balance of $1,958,396 at September 1, 1995. Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of August 31, 1996 will be allocated as follows:

   Income tax benefit............................................... $3,112,751
   Additional paid in capital.......................................     59,908
                                                                     ----------
                                                                     $3,172,659
                                                                     ==========

  The Company has total Federal and Massachusetts net operating losses of $5,631,886 and $5,722,895 as of August 31, 1996, respectively. The Federal net operating losses will begin to expire beginning 2008. The Massachusetts net operating losses will begin to expire in 1997.

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Anika Research, Inc.:

  We have audited the accompanying balance sheets of Anika Research, Inc. as of August 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anika Research, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
October 18, 1996

PART II

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The information required by Item 9 is hereby incorporated by reference to the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on January 8, 1997 under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

  The information required by Item 10 is hereby incorporated by reference to the Proxy Statement under the heading "Election of Directors--Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is hereby incorporated by reference to the Proxy Statement under the heading "Beneficial Ownership of Voting Stock."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 12 is hereby incorporated by reference to the Proxy Statement under the headings "Employment Arrangements with Senior Executives" and "Certain Relationships."

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of Form 10-KSB.

    (1) Financial Statements

  The financial statements of the Company have been included in Item 7 of this report.

  Balance Sheets--
    August 31, 1996 and 1995
  Statements of Operations--
    years ended August 31, 1996, 1995 and 1994
  Statements of Stockholders' Equity--
    years ended August 31, 1996, 1995 and 1994
  Statements of Cash Flows--
    years ended August 31, 1996, 1995 and 1994
  Notes to Financial Statements

    (2) Schedules

    Schedule II--Valuation and Qualifying Accounts (Exhibit 28.4)

    Schedules other than those listed above have been omitted since they are either not required or the information required is included in the financial statements or the notes thereto.

    KPMG Peat Marwick LLP's reports with respect to the above listed financial statements and financial statements schedules are included herein at Item 7 and Exhibit 23.1.

    (3) Exhibits required to be filed by Item 601 of Regulation S-B and by
    Item 13 (a)

    The list of Exhibits filed as a part of this Annual Report on Form 10-KSB are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

  (b) Reports on Form 8-K

  The company filed a report on Form 8-K on July 22, 1996 notifying the SEC of the commencement of the search for a chief executive officer and also the resignation of the president.

  The company also filed a report on Form 8-K on September 25, 1996 notifying the SEC that the company received Commumautee European (CE) mark registration to market ORTHOVISC and that J. Melville Engle filled the position of president and chief executive officer.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON NOVEMBER 27, 1996.

                                          Anika Research, Inc.

                                                     /s/ Sean F. Moran
                                          By: _________________________________
                                          Name: Sean F. Moran
                                          Title: Principal Financial &
                                          Accounting Officer
                                          Date: November 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON NOVEMBER 27, 1996.

              SIGNATURE                            TITLE

         /s/ David A. Swann             Chairman & Chief
-------------------------------------    Scientific Officer
           DAVID A. SWANN

        /s/ J. Melville Engle           President, Chief Executive
-------------------------------------    Officer & Director
          J. MELVILLE ENGLE

          /s/ Sean F. Moran             Chief Financial
-------------------------------------    Officer
            SEAN F. MORAN

         /s/ Joseph L. Bower            Director
-------------------------------------
           JOSEPH L. BOWER

       /s/ Eugene A. Davidson           Director
-------------------------------------
         EUGENE A. DAVIDSON

      /s/ Jonathan D. Donaldson         Director
-------------------------------------
        JONATHAN D. DONALDSON

         /s/ Samuel F. McKay            Director
-------------------------------------
           SAMUEL F. MCKAY

         /s/ Harvey S. Sadow            Director
-------------------------------------
           HARVEY S. SADOW

        /s/ Steven E. Wheeler           Director
-------------------------------------
          STEVEN E. WHEELER

                                 EXHIBIT INDEX

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
      + 3.1   Amended and Restated Articles of Organization of Anika Research,
              Inc. (Anika) as amended.
    +++ 3.2   Certificate of Vote of Directors Establishing a Series of
              Convertible Preferred Stock.
      + 3.3   By-Laws of Anika, as amended.
     +*10.1   Settlement Agreement dated January 11, 1991 among MedChem
              Products, Inc., ("MedChem"), Kabi Pharmacia AB, Pharmacia Inc.,
              Dr. Endre Balazs and IOLAB corporation.
     +*10.2   Third Amendment to Distribution Agreement dated as of January 11,
              1991 between Anika and IOLAB Corporation, as amended.
      +10.3   Fourth Amendment to Distribution Agreement dated as of August 1,
              1994 between Anika and IOLAB Corporation, as amended.
     +*10.4   Supply Agreement dated as of August 1, 1994 between Anika and
              IOLAB Corporation.
     +*10.5   Sponsored Research Agreement dated as of June 18, 1992 between
              Tufts University and Anika, as amended.
      +10.6   Form of TMJ Agreement dated as of April 29, 1993 between Anika and MedChem.
      +10.7   Form of Sublease Agreement dated as of April 29, 1993 between
              Anika and MedChem.
      +10.8   Form of Tax Matters Agreement dated as of April 29, 1993 between
              Anika and MedChem.
      +10.9   Form of Plan and Agreement of Distribution dated as of April 29,
              1993 between MedChem and Anika.
       10.10  1993 Stock Option Plan, as amended.
      +10.11  1993 Directors Stock Option Plan.
    ++*10.12  License Agreement dated as of July 22, 1993 between Tufts
              University and Anika, as amended.
    +++10.13  Series A Preferred Stock Purchase Agreement by and among the
              Purchasers Listed on Schedule 1 thereto and Anika, dated as of
              May 17, 1995.
    +++10.14  Shareholders' Agreement by and among Anika and the Stockholders listed on Schedule 1 thereto, dated as of May 17, 1995.
    +++10.15  Form of Stock Subscriptions Warrant to Purchase Series A
              Preferred Stock of Anika.
   ++++10.16  Lease dated March 10, 1995 between Cummings Properties and Anika.
      +10.17  Form of Employment Agreement dated as of April 29, 1993 between
              Anika and Dr. Swann.
   ++++10.18  Letter Agreement dated May 17, 1995, amending the Employment
              Agreement and the Employee Retention Agreement by and among Anika and Mr. Swann.
  +++++10.19  Amended and Restated Employment Agreement with David A. Swann, dated as of February 1, 1996.
  +++++10.20  Non-Disclosure and Non-Competition Agreement with David A. Swann, dated as of February 1, 1996.
  +++++10.21  Non-Statutory Stock Option Agreement with David A. Swann, dated as of February 1, 1996.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
      +10.22  Form of Employment Agreement dated as of April 29, 1993 between
              Anika and Mr. Sullivan.
   ++++10.23  Letter Agreement dated May 17, 1995, amending the Employment
              Agreement and the Employee Retention Agreement by and among Anika and Mr. Sullivan.
       10.24  Resignation and Consulting Agreement dated February 16, 1996 between Anika and Mr. Sullivan.
      +10.25  Form of Employment Agreement dated as of April 29, 1993 between
              Anika and Dr. Kuo.
   ++++10.26  Letter Agreement dated May 17, 1995, amending the Employment
              Agreement and the Employee Retention Agreement by and among Anika and Dr. Kuo.
      +10.27  Form of Employment Agreement dated as of April 29, 1993 between
              Anika and Mr. Moran.
   ++++10.28  Letter Agreement dated May 17, 1995, amending the Employment
              Agreement and the Employee Retention Agreement by and among Anika and Mr. Moran.
  +++++10.29  Portion of Form of Stock Purchase Agreement dated as of March 1,
              1996 containing undertaking by the Company to register shares of
              Common Stock.
  +++++10.30  (i) Warrant Agreement dated as of April 1, 1996 relating to
              146,664 shares of Common Stock. (ii) Warrant Agreement dated as of April 1, 1996 relating to 57,036 shares of Common Stock.
       10.31  Employment Agreement dated September 24, 1996 between Anika and
              Mr. Engle.
       11.1   Statement of Computation of Per Share Earnings.
       23.1   Consent of Independent Accountants.
       27.1   Financial Data Schedule.
       28.1   Independent Auditors' Report as to Schedules.
       28.4   Schedule II--Valuation and Qualifying Accounts.

--------
*    Confidential treatment granted as to certain portions of this Exhibit.
+ Incorporated by reference to Exhibits to the Registration Statement on Form 10 (File No. 0-21326) filed by Anika on March 5, 1993.
++ Incorporated by reference to Exhibits to Anika's Form 10-Q for the quarterly period ended May 31, 1993 as filed on July 15, 1993.
+++ Incorporated by reference to Exhibits to Anika's Form 10-Q/A for the quarterly period ended May 31, 1995 as filed by Anika on July 29, 1995.
++++ Incorporated by reference to Exhibits to Anika's Form 10-K for the fiscal year ended August 31, 1995 as filed on November 28, 1995
+++++ Incorporated by reference to Exhibits to Anika's Form 10-Q for the quarterly period ended February 29, 1996 as filed on April 15, 1996.