Form 10QSB
period 1996-11-30
ANIKA THERAPEUTICS INC
filed 1997-01-14
CIK 898437

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

   X      Quarterly Report under Section 13 or 15 (d) of the
-------   Securities Exchange Act of 1934

For Quarterly period ended        November 30, 1996
                           ---------------------------------------------------

          Transition report under Section 13 or 15 (d) of the
-------   Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    --------------------

Commission File Number                    000-21326
                       -------------------------------------------------------

                             Anika Therapeutics, Inc.
------------------------------------------------------------------------------
       (Exact name of small business issue as specified in its charter)

               Massachusetts                          04-3145961
--------------------------------------------------------------------------------
(state or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

236 West Cummings Park, Woburn, Massachusetts                         01801
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (617) 932-6616
                                                   -----------------------------
                             Anika Research, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

On January 10, 1997, 4,940,719 shares of common stock, par value $0.01 per share, were outstanding.

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

ANIKA RESEARCH, INC.

Balance Sheets as of,                                  November 30, 1996  August 31, 1996
-----------------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                  $2,895,759      $3,651,023
  Accounts receivable                                           857,975         631,916
  Inventories                                                 2,594,398       2,514,280
  Prepaid expenses                                              372,780         502,207
---------------------------------------------------------------------------------------
          Total current assets                                6,720,912       7,299,426
---------------------------------------------------------------------------------------

Property and equipment                                        4,789,971       4,745,923
Less accumulated depreciation                                 3,564,573       3,465,175
---------------------------------------------------------------------------------------
          Net property and equipment                          1,225,398       1,280,748
---------------------------------------------------------------------------------------

          Total Assets                                       $7,946,310      $8,580,174
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $565,579        $645,484
  Accrued expenses                                              895,470         795,832
---------------------------------------------------------------------------------------
          Total current liabilities                           1,461,049       1,441,316
---------------------------------------------------------------------------------------

Other long-term liabilities                                     200,000         200,000


Redeemable convertible preferred stock; $.01 par              2,582,442       2,523,483
  value:  authorized 750,000 shares; issued and outstanding
  126,259 shares, respectively; liquidation and redemption
  value of $20.00 per share plus accrued dividends

Stockholders' equity:
  Undesignated preferred stock, $.01 par value: authorized
   1,250,000 shares; no shares issued and outstanding
  Common stock, $.01 par value: authorized 15,000,000               -              -
   shares; issued and outstanding 4,920,295 shares and
   4,840,726 shares, respectively                                49,203          48,407
  Additional paid-in capital                                 11,692,407      11,551,685
  Unearned stock option compensation                           (398,437)       (468,750)
  Accumulated deficit                                        (7,640,354)     (6,715,967)
---------------------------------------------------------------------------------------
          Total stockholders' equity                          3,702,819       4,415,375
---------------------------------------------------------------------------------------

          Total Liabilities and Stockholders                 $7,946,310      $8,580,174
=======================================================================================

See accompanying notes to financial statements.

ANIKA RESEARCH INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended
                                                            November 30,
                                                       1996              1995
--------------------------------------------------------------------------------
Net sales                                           $1,070,053         $861,671
Cost of sales                                          988,042          825,104
--------------------------------------------------------------------------------
      Gross profit                                      82,011           36,567

Operating expenses:
   Research and development                            594,630          300,809
   Selling, general and administrative                 456,670          262,475
   Interest expense (income), net                      (44,902)         (11,215)
--------------------------------------------------------------------------------
      Total operating expenses                       1,006,398          552,069
--------------------------------------------------------------------------------

      Loss before income tax benefit                  (924,387)        (515,502)

Income tax benefit                                         -                -
--------------------------------------------------------------------------------
         Net loss                                    ($924,387)       ($515,502)
================================================================================

Loss per share                                           ($.19)           ($.16)
                                                         =====            =====

Primary and fully diluted shares outstanding         4,898,134        3,293,264
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

ANIKA RESEACH,  INC.
Statements of Cash Flows   (Unaudited)

                                                           Three months ended,
                                                          Nov. 30,     Nov. 30,
                                                            1996         1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                              ($924,387)   ($515,502)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                         99,398       82,092
      Amortization of unearned stock compensation           70,313         -
      Common stock issued to 401(k) plan                    21,103       17,412
      Changes in operating assets and liabilities:
            Accounts receivable                           (226,059)    (335,987)
            Inventories                                    (80,118)      88,353
            Prepaid expenses                               129,427       90,567
            Accounts payable and accrued expenses           19,733      173,964
--------------------------------------------------------------------------------
               Net cash used for operating activities     (890,590)    (399,101)
--------------------------------------------------------------------------------
Cash flows used for investing activities:
   Additions to property and equipment                     (44,048)    (196,781)
--------------------------------------------------------------------------------
      Net cash used for investing activities               (44,048)    (196,781)
--------------------------------------------------------------------------------

Cash flows provided by financing activities:
   Expenses from issuance of preferred stock                  -        (4,710)
   Proceeds from exercise of stock options                 179,374        -
--------------------------------------------------------------------------------
      Net cash provided by (used for)
         financing activities                              179,374       (4,710)
--------------------------------------------------------------------------------

      Decrease in cash and cash equivalents               (755,264)    (600,592)

Cash and cash equivalents at beginning of period         3,651,023    2,824,663
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $2,895,759   $2,224,071
================================================================================

See accompanying notes to financial statements.

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Continued)

                           ANIKA RESEARCH, INC.
                       Notes to Financial Statements
                       -----------------------------

     This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
     Section 21E of the Securities Exchange Act of 1934.  The
     Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this form 10-QSB and are discussed in the section entitled
     "Certain Factors Affecting Future Operating Results" of this Form 10-QSB.

(1)  Nature of Business
     ------------------

     Anika Research, Inc. ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring biopolymer found in the body that coats, protects, and lubricates soft tissues.

     Anika currently manufactures AMVISC/(R)(1)/, an HA-based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC/(R)/, an HA-based product used to treat equine osteo-arthritis, for Boehringer Ingelheim Animal Health, Inc. in the United States.

     Commencing on December 31, 1996, Anika Research, Inc. will be changing its fiscal year from an August 31 year end to a calendar year end.

(2)  Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 1996, the results of operations for the three months ended November 30, 1996 and 1995 and the cash flows for the three months ended November 30, 1996 and 1995.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10K-SB for the year ended August 31, 1996. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.


1)    AMVISC is a registered trademark of Chiron Vision

(3)  Earnings Per Share
     ------------------

     Earnings per share is computed based on the weighted average number of common shares outstanding, adjusted, when dilutive, for the number of shares issuable upon the conversion of Series A Redeemable Convertible Preferred Stock and the assumed exercise of stock options and warrants after the assumed repurchase of shares with the related proceeds.

(4)  Other Long-Term Liabilities
     ---------------------------

     Other long-term liabilities consist of the following:

                                    Nov 30, 1996   Aug 31, 1996
                                    ------------   ------------

     Advance rent payment              200,000        200,000
                                      --------       --------
                                      $200,000       $200,000
                                      ========       ========
(5)  Common Stock
     ------------

     In March, 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors.
     Total gross proceeds were $3,968,700 and net proceeds to the Company after fees and expenses were $3,541,585. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on May 23, 1996. The proceeds from the private placement were used to repay a $1,000,000 debt obligation and for general working capital purposes.

     In connection with the private placement of newly issued
     Common Stock in March, 1996, the Company issued warrants to the placement agent for 146,664 shares of Common Stock exercisable at $4.00 per share and warrants for 57,036 shares of Common Stock exercisable at $3.00 per share.

(6)  Subsequent Event
     ----------------

     On January 8, 1997 the shareholders approved a change in the name of the Company from Anika Research, Inc. to Anika Therapeutics, Inc.

PART I:        FINANCIAL INFORMATION
Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Results of Operations
     ---------------------

     Net sales of hyaluronic acid products for the first quarter ended November 30, 1996 totalled $1,070,000, an increase of $208,000 over the $862,000 recorded in net sales for the first quarter of the prior year.

     Anika's gross profit as a percentage of net sales was 7.6% for the first quarter of 1997, an increase of 3.4% from the 4.2% recorded over the same quarter in 1996. The increase for the quarter is attributable to a favorable mix of HA products.

     Research and development expenses for the first quarter ended November 30, 1996 increased by $294,000 to $595,000 from $301,000 for the same period last fiscal year. The increase in spending for the three months ended November 30, 1996 is attributable to expenses associated with the ORTHOVISC clinical trial.

     Selling, general and administrative expenses for the first quarter ended November 30, 1996 increased by $194,000 to $457,000 from $262,000 for the same period last fiscal year. The increase for the three months ended November 30, 1996 is attributable to additional marketing and administrative staff.

     Liquidity and Capital Resources
     -------------------------------

     In March, 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors.
     Total gross proceeds were approximately $4 million and net proceeds to the Company after fees and expenses were approximately $3,542,000. In connection with the private placement, the Company issued to the placement agent 57,036 warrants to purchase Common Stock exercisable at $3.00 per share and 146,664 warrant to purchase Common Stock exercisable at $4.00 per share. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission registering the securities which was declared effective by the Securities and Exchange Commission in May 1996. The proceeds from the private placement were used to repay the $1,000,000 debt obligation and general working capital purposes.

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

     Anika believes that its cash on hand of $2,896,000 at November 30, 1996 will fund calendar 1997 operating expenses including the cost of the ORTHOVISC clinical trial. However, there can be no assurance that the cash on hand will be sufficient for this period of time if actual costs and expenses are higher than anticipated. Commencing January 1, 1997, the Company will be supplying AMVISC to Chiron Vision under a new five year supply contract that has selling prices that are substantially higher than the current contract. Revenues from the AMVISC supply contract should provide the Company with improved gross margins.

     CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-QSB contains forward-looking statements within th meaning of Section 27A of the Securities Act of 1933 and
     Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

     Need for Additional Funds; Liquidity. Anika currently expects that its cash on hand will fund calendar 1997 operating expenses including the cost of the ORTHOVISC/(R)/ clinical trial. However, higher than anticipated costs and expenses may result in insufficient cash on hand which could create a need for additional financing. The ability of Anika to obtain financing is dependent on the status of Anika's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to Anika or will be available on acceptable terms should such a need arise.

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

     History of Losses; Uncertainty of Future Profitability. Anika has incurred operating losses since its inception in May 1993 and has accumulated net losses of approximately $8 million as of November 30, 1996. The continued development of Anika's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. Anika expects to incur substantial and increasing operating losses until at least 1997. The amount of net losses and the time required by Anika to reach sustained profitability are highly uncertain and to achieve profitability Anika must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that Anika will be able to achieve profitability at all or on a sustained basis.

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

     Dependence upon Key Personnel. The future success of Anika is highly dependent on the members of its management and scientific staff, the loss of one or more of whom could have a material adverse effect on Anika. Anika faces significant competition for highly skilled scientific, management and marketing personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that Anika will be successfully in hiring or retaining the personnel it requires and failure to do so could materially and adversely affect Anika's prospects.

Part II:  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's Annual Meeting of Stockholders held on January 8, 1997, the following proposals were adopted by the vote specified below:

                                                                   Broker
   Proposal                            For     Against   Abstain  Non-votes
   --------                            ---     -------   -------  ---------
1. Election of two Directors:
      Joseph L. Bower               4,232,372        -   14,008          -
      Eugene A. Davidson            4,232,872        -   13,508          -

2. Approval of Amendment to the
   Company's Articles of
   Organization to change the
   name of the Company from Anika
   Research, Inc. to Anika
   Therapeutics, Inc.               5,452,094   28,178    3,659     17,189

3. Ratification of KPMG
   Peat Marwick as independent
   auditors                         5,483,096   12,665    5,379          -

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------

   (a)         Exhibit No.          Description
                   3.1              Amendment to amended and restated
                                    Articles of Organization of Anika
                                    Research, Inc. "Anika" as amended.
                 * 3.2              Amended and restated Articles of
                                    Organization of Anika Research, Inc.
                                    as amended.
               *** 3.3              Certificate of Vote of Directors
                                    Establishing a Series of Convertible
                                    Preferred Stock.
                   3.4              Amended and Restated by-laws of Anika
                                    Research, Inc. as amended.
                  11                Computation of loss per share

   (b)         The Company filed a report on Form 8-K on December
               13, 1996 notifying the SEC of the appointment of Edward Ross, Jr. to the previously vacant position of vice president of sales and marketing.


* Incorporated by reference to Exhibits to the Registration Statement on Form 10 (File No. 0-21326) filed by Anika on March 5, 1993.
*** Incorporated by reference to Exhibits to Anika's Form 10-Q/A for the quarterly period ended May 31, 1995 as filed by Anika on July 29, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 14, 1997.



                                   ANIKA THERAPEUTICS, INC.


     DATE: January 14, 1997        BY:  /s/ J.Melville Engle
                                       -----------------------------
                                         J. Melville Engle
                                         Chief Executive Officer



     DATE: January 14, 1997        BY:   /s/ Sean F. Moran
                                       -----------------------------
                                         Sean F. Moran
                                         Chief Financial Officer