Form 10QSB
period 1996-12-31
ANIKA THERAPEUTICS INC
filed 1997-02-14
CIK 898437

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

          Quarterly report under Section 13 or 15 (d) of the
--------
          Securities Exchange Act Of 1934

For quarterly period ended __________________________________

   X      Transition report under Section 13 or 15 (d) of the
--------
          Exchange Act of 1934

For the transition period from September 1, 1996 to December 31, 1996
                               -----------------    -----------------

Commission file number          000-21326
                      --------------------------------------------

                           Anika Therapeutics, Inc.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

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

                                (617) 932-6616
-------------------------------------------------------------------------------
(Issuer's Telephone Number)

        Anika Research, Inc., Fiscal year ended August 31
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X   No
                   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On February 12, 1997, 4,993,539 shares of common stock, par value
$0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes       No    X
                                                  ------    ------

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

 ANIKA RESEARCH, INC.


Balance Sheets as of,                       December 31, 1996   August 31, 1996
--------------------------------------------------------------------------------
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $2,704,665      $3,651,023
  Accounts receivable                               539,004         631,916
  Inventories                                     2,481,646       2,514,280
  Prepaid expenses                                  375,302         502,207
--------------------------------------------------------------------------------
          Total current assets                    6,100,617       7,299,426
--------------------------------------------------------------------------------

Property and equipment                            3,865,330       4,745,923
Less accumulated depreciation                     3,046,286       3,465,175
--------------------------------------------------------------------------------
          Net property and equipment                819,044       1,280,748
--------------------------------------------------------------------------------

          Total Assets                           $6,919,661      $8,580,174
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $550,314        $645,484
  Accrued expenses                                1,055,234         595,832
  Deferred revenue                                  200,000         200,000
--------------------------------------------------------------------------------
          Total current liabilities               1,805,548       1,441,316
--------------------------------------------------------------------------------

Other long-term liabilities                         142,775         200,000




Redeemable convertible preferred stock;
  $.01 par value: authorized 750,000
  shares; issued and outstanding 126,259
  shares, respectively; liquidation and
  redemption value of $20.00 per share plus
  accrued dividends                               2,602,527       2,523,483


Stockholders' equity:
  Undesignated preferred stock, $.01
  par value: authorized 1,250,000
  shares; no shares issued and outstanding                -               -
  Common stock, $.01 par value:
  authorized 15,000,000
   shares; issued and outstanding 4,930,719
   shares and 4,840,726 shares, respectively         49,307          48,407
  Additional paid-in capital                     11,693,070      11,551,685
  Unearned stock option compensation                      -        (468,750)
  Accumulated deficit                            (9,373,566)     (6,715,967)
--------------------------------------------------------------------------------
          Total stockholders' equity              2,368,811       4,415,375
--------------------------------------------------------------------------------
          Total Liabilities and Stockholders     $6,919,661      $8,580,174
================================================================================

See accompanying notes to financial statements.

ANIKA RESEARCH INC.
STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                          Four months ended
                                                             December 31,
                                                          1996        1995
-------------------------------------------------------------------------------
Net sales                                              $1,212,041    $1,191,215
Cost of sales                                           1,308,625     1,263,249
-------------------------------------------------------------------------------
         Gross loss                                       (96,584)      (72,034)
Operating expenses:
    Research and development                            1,310,330       456,315
    Selling, general and administrative                 1,308,583       384,215
    Interest income                                       (57,898)       (5,303)
-------------------------------------------------------------------------------
         Total operating expenses                       2,561,015       835,227
-------------------------------------------------------------------------------

         Loss before income taxes                      (2,657,599)     (907,261)
Income taxes                                                    -             -
-------------------------------------------------------------------------------
                  Net loss                            ($2,657,599)    ($907,261)
===============================================================================
Loss per share                                             ($0.54)       ($0.28)


Primary and fully diluted shares outstanding            4,905,382     3,294,312
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

ANIKA RESEACH,  INC.
Statements of Cash Flows   (Unaudited)


                                                                            Four months ended,
                                                                     Dec. 31, 1996    Dec. 31, 1995
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                         ($2,657,599)   ($907,261)
      Adjustments to reconcile net loss to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                                     129,827      112,178
         Writeoff of leaseholds at New Boston St.                          375,925            -
         Amortization of unearned stock compensa                           468,750            -
         Common stock issued to 401(k) plan                                 27,444       26,817
         Changes in operating assets and liabilities:
               Accounts receivable                                          92,912     (318,752)
               Inventories                                                  32,634       59,870
               Prepaid expenses                                            126,907       87,768
               Accounts payable and accrued expe                           364,230      118,454
               Other long-term liabilities                                 (57,225)           -
---------------------------------------------------------------------------------------------------
                  Net cash used for operating activities                (1,096,195)    (820,926)
---------------------------------------------------------------------------------------------------


Cash flows used for investing activities:
         Additions to property and equipment                               (44,048)    (256,391)
---------------------------------------------------------------------------------------------------
                      Net cash used for investing activities               (44,048)    (256,391)
---------------------------------------------------------------------------------------------------


Cash flows provided by financing activities:
         Expenses from issuance of preferred stock                             -         (4,710)
         Proceeds from exercise of stock options                           193,885            -
---------------------------------------------------------------------------------------------------
                      Net cash provided by (used for) financing
                        activities                                         193,885       (4,710)
---------------------------------------------------------------------------------------------------
                      Decrease in cash and cash equivalents                (946,358)  (1,082,027)

Cash and cash equivalents at beginning of period                           3,651,023    2,824,663
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $2,704,665   $1,742,636
===================================================================================================



See accompanying notes to financial statements.

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Continued)

                             Anika Research, Inc.
                         Notes to Financial Statements
                        ------------------------------

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

(1)  Nature of Business
     ------------------

     Anika Research, Inc., ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring biopolymer found in the body that coats, protects, and lubricates soft tissues.

     Anika currently manufactures AMVISC (1), an HA-based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC , an HA-based product used to treat equine osteo-arthritis, for Boehringer Ingelheim Animal Health, Inc. in the United States and ORTHOVISC , an HA-based product for use in osteoarthritis and temporomandibular joint dysfunction, for Biomeks in Turkey.

(2)  Basis of Presentation
     ---------------------

     The accompanying financial statements for the four month transition period ended December 31, 1996 and the comparable period for 1995 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of operations and the cash flows for the four month transition period ended December 31, 1996 and 1995.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended August 31, 1996. The four months ended December 31, 1996 comprise the four month ("transition period") resulting from a recent change in the Company's year end from August 31 to December 31. On January 1, 1997 the Company

      1) AMVISC is a registered trademark of Chiron Vision began reporting on a calendar quarter and calendar year basis.

     Certain reclassifications were made to the 1995 period financial statements to conform to the transition period 1996 presentation.

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

(4)  Other Long-Term Liabilities
     ---------------------------
     Other long-term liabilities consist of the following:

                                   Dec 31, 1996   Aug 31, 1996
                                   ------------   ------------

     Advance rent payment            $142,775       $200,000
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

(6)  Subsequent Event
     ----------------

     On January 8, 1997, the Company's shareholders approved a change in the name of the Company from Anika Research, Inc. to Anika Therapeutics, Inc.

PART I:        FINANCIAL INFORMATION
Item 2:        Management's Discussion and Analysis or Plan of
               Operations

     Results of Operations
     ---------------------

     Net sales of hyaluronic acid products for the four month transition period ended December 31, 1996 totalled $1,212,000, an increase of $21,000 over the $1,191,000 recorded in net sales for the comparable four month period of the prior year.

     Anika's gross loss as a percentage of net sales was 7.9% for the four months ended December 31, 1996, a decrease of 1.9% from the 6.0% recorded over the same period in 1995. The decrease for the transition period is primarily attributable to an unfavorable mix of HA products.

     Research and development expenses for the four month transition period ended December 31, 1996 increased by $854,000 to $1,310,000 from $456,000 for the same period last year. The increase in spending for the four month transition period ended December 31, 1996 is primarily attributable to $600,000 in expenses from the clinical trial for the ORTHOVISC product and the amortization of $375,000 of unearned stock option compensation.

     Selling, general and administrative expenses for the four month transition period ended December 31, 1996 increased by $925,000 to $1,309,000 from $384,000 for the same period last year. The increase for the four months ended December 31, 1996 is primarily attributable to additional marketing and administrative staff, a $544,000 write-off of leasehold improvements and lease expenses resulting from closing one of the Company's facilities, and $200,000 in severance costs associated with the departure of the Company's former president.

     Liquidity and Capital Resources
     -------------------------------

     In March, 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors.
     Total gross proceeds were approximately $4 million and net proceeds to the Company after fees and expenses were approximately $3,542,000. In connection with the private placement, the Company issued to the placement agent 57,036 warrants to purchase Common Stock exercisable at $3.00 per share and 146,664 warrants to purchase Common Stock exercisable at $4.00 per share. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission registering the securities which was declared effective by the Securities and Exchange Commission in May 1996. The proceeds from the private placement were used to repay the $1,000,000 debt obligation and for general working capital purposes. On May 17, 1995, the Company raised through a private placement $2,235,642, net of offering costs, from the issuance of 120,970 shares of Series A Redeemable Convertible Preferred Stock ("Series A stock") at a selling price of $20.00 per share. Each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of Anika's underlying common stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety day period in which the average quarterly price of Anika's common stock remains above $6.00 per share, no dividend will accrue.

     Anika believes that its cash on hand of $2,705,000 at December 31, 1996 will fund calendar 1997 operating expenses including the cost of the ORTHOVISC clinical trial. However, there can be no assurance that the cash on hand will be sufficient for this period of time if actual costs and expenses are higher than anticipated. On January 1, 1997, the Company commenced supplying AMVISC to Chiron Vision under a new five year supply contract that has selling prices that are substantially higher than the prior contract. Revenues from the AMVISC supply contract will provide the Company with improved gross margins.

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

     Need for Additional Funds; Liquidity. Anika currently expects that its cash on hand will fund calendar 1997 operating expenses including the cost of the ORTHOVISC clinical trial. However, higher than anticipated costs and expenses may result in insufficient cash on hand which could create a need for additional financing. The ability of Anika to obtain financing is dependent on the status of Anika's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to Anika or will be available on acceptable terms should such a need arise.

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

     History of Losses; Uncertainty of Future Profitability. Anika has incurred operating losses since its inception in May 1993 and has accumulated net losses of $9,474,000 as of December 31, 1996. The continued development of Anika's products will require the commitment of substantial resources to conduct research, preclinical and clinical development programs, and to establish sales and marketing capabilities. Anika has incurred substantial and increasing operating losses through December 31, 1996. The time required by Anika to reach sustained profitability is highly uncertain, and Anika must among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that Anika will be able to achieve profitability on a sustained basis.

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

Part II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibit No.    Description
          -----------    -----------

               11        Computation of loss per share.

               27.1      Financial Data Schedule.

     (b)  The Company filed a report on Form 8-K on December 13,
          1996 notifying the SEC of the appointment of Edward Ross, Jr. to the previously vacant position of vice president of sales and marketing.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   ANIKA THERAPEUTICS, INC.




     DATE: February 13, 1997       BY:  /s/ J. Melville Engle
                                        -------------------------
                                        J. Melville Engle
                                        Chief Executive Officer





     DATE: February 13, 1997       BY:  /s/ Sean F. Moran
                                        -------------------------
                                        Sean F. Moran
                                        Chief Financial Officer