Form 10QSB
period 1997-03-31
ANIKA THERAPEUTICS INC
filed 1997-05-15
CIK 898437

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

   X      Quarterly report under Section 13 or 15 (d) of the
-------   Securities Exchange Act of 1934

For quarterly period ended             March 31, 1997
                          ---------------------------------------
          Transition report under Section 13 or 15 (d) of the --------- Exchange Act

For the transition period from               to
                              ---------------   -----------------
Commission file number          000-21326
                      -------------------------------------------
                    Anika Therapeutics, Inc.
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

        Massachusetts                          04-3145961
-------------------------------               -------------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)

236 West Cummings Park, Woburn, Massachusetts           01801
-----------------------------------------------------------------
             (Address of Principal Executive Offices)

                          (617) 932-6616
-----------------------------------------------------------------
          (Issuer's Telephone Number, Including area code)

-----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 and 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X   No
                   -----    -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 9, 1997, 5,033,060 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes       No   X
                                                  ----      -----

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

 ANIKA THERAPEUTICS, INC.


BALANCE SHEETS (UNAUDITED) AS OF,            MARCH 31, 1997   DECEMBER 31, 1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                      $2,591,866          $2,704,665
  ACCOUNTS RECEIVABLE                               709,443             539,004
  INVENTORIES                                     2,476,566           2,481,646
  PREPAID EXPENSES                                  437,268             375,302
-------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                        6,215,143           6,100,617
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                            3,889,999           3,865,330
LESS ACCUMULATED DEPRECIATION                     3,124,284           3,046,286
-------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                765,715             819,044
-------------------------------------------------------------------------------
  LOAN RECEIVABLE DUE FROM OFFICER                   75,000                   -

      TOTAL ASSETS                               $7,055,858          $6,919,661
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                 $684,774            $550,314
  ACCRUED EXPENSES                                  574,737           1,055,234
  DEFERRED REVENUE                                  200,000             200,000
-------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                   1,459,511           1,805,548
-------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES                         138,158             142,775


REDEEMABLE CONVERTIBLE PREFERRED STOCK; $.01
  PAR VALUE:  AUTHORIZED 750,000 SHARES;
  ISSUED AND OUTSTANDING 126,259 SHARES,
  RESPECTIVELY; LIQUIDATION AND REDEMPTION
  VALUE OF $20.00 PER SHARE PLUS ACCRUED
  DIVIDENDS                                       2,661,487           2,602,527

STOCKHOLDERS' EQUITY:
  UNDESIGNATED PREFERRED STOCK, $.01 PAR VALUE:
   AUTHORIZED 1,250,000 SHARES; NO SHARES
   ISSUED AND OUTSTANDING                                 -                   -
  COMMON STOCK, $.01 PAR VALUE: AUTHORIZED
   15,000,000 SHARES; ISSUED AND OUTSTANDING
   5,023,838 SHARES AND 4,930,719 SHARES,
   RESPECTIVELY                                      50,238              49,307
  ADDITIONAL PAID-IN CAPITAL                     11,903,661          11,693,070
  ACCUMULATED DEFICIT                            (9,157,197)         (9,373,566)
-------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                  2,796,702           2,368,811
-------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $7,055,858          $6,919,661
===============================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS,INC.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                         THREE MONTHS ENDED
                                               MARCH 31,
                                           1997      1996
------------------------------------------------------------
NET SALES                             $1,927,350  $1,036,797
COST OF SALES                          1,019,413   1,157,047
------------------------------------------------------------
         GROSS PROFIT (LOSS)             907,937   (120,250)

OPERATING EXPENSES:
    RESEARCH AND DEVELOPMENT             323,115    344,181
    SELLING, GENERAL AND
     ADMINISTRATIVE                      394,421    271,381
    INTEREST INCOME, NET                 (30,384)   (10,153)
-----------------------------------------------------------
         TOTAL OPERATING EXPENSES        687,152    605,409
-----------------------------------------------------------

         INCOME (LOSS) BEFORE INCOME
          TAXES                          220,785   (725,659)

INCOME TAXES                               4,416          -
-----------------------------------------------------------
           NET INCOME (LOSS)            $216,369  ($725,659)
===========================================================

PRIMARY EARNINGS (LOSS) PER SHARE          $0.04     ($0.19)

PRIMARY SHARES OUTSTANDING             6,084,111  3,787,240

FULLY DILUTED EARNINGS (LOSS)
  PER SHARE                                $0.03     ($0.19)

FULLY DILUTED SHARES OUTSTANDING       7,455,522  3,787,240



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS,  INC.
STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                         THREE MONTHS ENDED,
                                                               MARCH 31,
                                                          1997          1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          NET INCOME (LOSS)                            $216,369    ($725,659)
          ADJUSTMENTS TO RECONCILE NET INCOME
             (LOSS) TO NET CASH USED FOR OPERATING
             ACTIVITIES:
             DEPRECIATION AND AMORTIZATION               77,998       85,090
             COMMON STOCK ISSUED TO 401(K) PLAN          65,350       18,898
             CHANGES IN OPERATING ASSETS AND
              LIABILITIES:
                   ACCOUNTS RECEIVABLE                 (170,439)    (166,629)
                   LOAN RECEIVABLE DUE FROM OFFICER     (75,000)           -
                   INVENTORIES                            5,080       31,276
                   PREPAID EXPENSES                     (61,966)      23,354
                   ACCOUNTS PAYABLE AND ACCRUED
                    EXPENSES                           (346,036)     237,159
                   OTHER LONG-TERM LIABILITIES           (4,617)           -
----------------------------------------------------------------------------
                      NET CASH USED FOR OPERATING
                       ACTIVITIES                      (293,261)    (496,511)
----------------------------------------------------------------------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
         ADDITIONS TO PROPERTY AND EQUIPMENT            (24,669)     (24,360)
----------------------------------------------------------------------------
                      NET CASH USED FOR INVESTING
                       ACTIVITIES                       (24,669)     (24,360)
----------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
         PAYMENTS ON DEBT                                     -     (800,000)
         EXPENSES FROM ISSUANCE OF PREFERRED STOCK            -      (22,583)
         PROCEEDS FROM ISSUANCE OF COMMON STOCK               -    3,563,033
         PROCEEDS FROM EXERCISE OF STOCK OPTIONS        205,131       50,081
----------------------------------------------------------------------------
                      NET CASH PROVIDED BY FINANCING    205,131    2,790,531
----------------------------------------------------------------------------
                      (DECREASE) INCREASE IN CASH
                        AND CASH EQUIVALENTS           (112,799)   2,269,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,704,665    1,742,637
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $2,591,866   $4,012,297
============================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Continued)

                           Anika Therapeutics, Inc.
                         Notes to Financial Statements

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

(1)  Nature of Business
     ------------------
     Anika Therapeutics, Inc. ("Anika" or the "Company") develops and manufactures hyaluronic acid ("HA") products for use in surgical and therapeutic medical applications. Hyaluronic acid is a naturally occurring biopolymer found in the body that coats, protects, and lubricates soft tissues.

     Anika currently manufactures AMVISC (1), an HA-based viscoelastic used in ophthalmic surgery for Chiron Vision, a subsidiary of Chiron Corporation. Anika also manufactures HYVISC , an HA-based product used to treat equine osteo-arthritis, for Boehringer Ingelheim Animal Health, Inc. in the United States and ORTHOVISC , an HA-based product for use in osteoarthritis and temporomandibular joint dysfunction. ORTHOVISC is sold in Canada, Holland and Turkey.

(2)  Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended August 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


      1)    AMVISC is a registered trademark of Chiron Vision

     On January 1, 1997 the Company began reporting on a calendar quarter and calendar year basis.

(3)  Earnings Per Share
     ------------------

     Earnings per share (E.P.S.) is computed based on the weighted average number of common shares outstanding, adjusted, when dilutive, for the number of shares issuable upon the conversion of Series A Redeemable Convertible Preferred Stock and the assumed exercise of stock options and warrants after the assumed repurchase of shares with the related proceeds.

     In February 1997, the Financial Accounting Standards Board (FASB)issued Statement of Financing Accounting Standards No. 128, Earnings per Share (Statement 128). Statement 128 will be required to be adopted by Anika for the fourth quarter and year ended December 31, 1997. Statement 128 was issued to simplify the computation of E.P.S. and to make the U.S. Standard compatible with the E.P.S. standards of other countries. It will replace the presentation of Primary E.P.S. with a presentation of Basic E.P.S. and replace Fully Diluted E.P.S. with Diluted E.P.S. It also requires dual presentation of Basic E.P.S. and Diluted E.P.S. on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic E.P.S. computation to the numerator and denominator of the Diluted E.P.S. computation.

     Basic E.P.S., unlike Primary E.P.S., excludes all dilution while Diluted E.P.S., like Fully Diluted E.P.S., reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     If Statement 128 was adopted for the quarter ended March 31, 1997, there would have been no impact on E.P.S.

(4)  Loan Receivable due from Officer
     --------------------------------

     Loan receivable consists of loan to an officer. The entire balance is due at the earlier of the end of five years or at the termination of employment. Interest accrues at an annual rate of 6% and is payable monthly over the term of the loan.

PART I:        FINANCIAL INFORMATION
Item 2:        Management's Discussion and Analysis or Plan of
               Operations

     Results of Operations
     ---------------------

     Net sales of hyaluronic acid products for the three months ended March 31, 1997 totalled $1,927,000, an increase of $890,000, or eighty-six percent, over the $1,037,000 recorded in net sales for the prior year. A majority of the increase in sales was attributable to an increase in AMVISC unit selling prices to Chiron Vision.

     Anika's gross profit as a percentage of net sales was 47.1% for the three months ended March 31, 1997, compared to a gross loss as a percentage of net sales of 11.6% recorded over the same period in 1996. The increase is primarily attributable to the new five-year supply contract with Chiron that became effective on January 1, 1997 which has higher unit selling prices than the prior agreement.

     Research and development expenses for the three months ended March 31, 1997 decreased by $21,000 to $323,000 from $344,000 for the same period last year.

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $123,000 to $394,000 from $271,000 for the same period last year. The increase for the three months ended March 31, 1997 is primarily attributable to additional marketing and administrative staff, and increased selling and marketing costs associated with the international commercialization of ORTHOVISC.

     Liquidity and Capital Resources
     -------------------------------
     In March, 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors. Total gross proceeds were approximately $4 million and net proceeds to the Company after fees and expenses were approximately $3,542,000. In connection with the private placement, the Company issued to the placement agent 57,036 warrants to purchase Common Stock exercisable at $4.00 per share and 146,664 warrants to purchase Common Stock exercisable at $3.00 per share. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission registering the securities which was declared effective by the Securities and Exchange Commission in May 1996. The proceeds from the private placement were used to repay the $1,000,000 debt obligation and for general working capital purposes. On May 17, 1995, the Company raised through a private placement $2,235,642, net of offering costs, from the issuance of 120,970 shares of Series A Redeemable Convertible Preferred

     Stock ("Series A stock") at a selling price of $20.00 per share. Each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of Anika's underlying common stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety day period in which the average quarterly price of Anika's common stock remains above $6.00 per share, no dividend will accrue.

     Anika believes that its cash on hand of $2,592,000 at March 31, 1997 will fund calendar 1997 operating expenses including the cost of the ORTHOVISC clinical trial. However, there can be no assurance that the cash on hand will be sufficient for this period of time if actual costs and expenses are higher than anticipated. On January 1, 1997, the Company commenced supplying AMVISC to Chiron Vision under a new five year supply contract that has selling prices that are substantially higher than the prior contract. Although Anika has obtained profitability in the first quarter ended March 31, 1997, there is no assurance that profitability will continue through future quarters. The new AMVISC supply contract with Chiron Vision requires that Chiron purchase certain minimum quantities of AMVISC. The Company anticipates that Chiron will meet its minimum annual unit purchase obligations by the end of June 1997. The Company can provide no assurance that Chiron will purchase additional quantities of AMVISC in excess of the minimum annual unit purchase obligation.

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

     History of Losses; Uncertainty of Future Profitability. Anika has incurred operating losses since its inception in May 1993. Presently Anika has accumulated deficit of $9,157,000 as of March 31, 1997. The continued development of Anika's products will require the commitment of substantial resources to conduct research, preclinical and clinical development programs, and to establish sales and marketing capabilities. Anika incurred substantial and increasing operating losses through December 31, 1996 and although Anika has achieved profitability for period ending March 31, 1997, the time required by Anika to reach sustained profitability is highly uncertain, and Anika must among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that Anika will be able to achieve profitability on a sustained basis.

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

Part II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

Information required pursuant to Item 4 was provided for on on Anika's Form 10-QSB for the quarterly period ended November 30, 1996 as filed by Anika on January 14, 1997.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     (a)  Exhibit No.    Description
          -----------    -----------

             * 3.1       Amendment to amended and restated
                         Articles of Organization of Anika
                         Research, Inc.  "Anika" as amended.
            ** 3.2       Amended and restated Articles of
                         Organization of Anika Research, Inc. as
                         amended.
           *** 3.3       Certificate of Vote of Directors
                         Establishing a Series of Convertible
                         Preferred Stock.
             * 3.4       Amended and restated by-laws of Anika
                         Research, Inc. as amended.
               10.1      Loan agreement between J. Melville Engle
                         and Anika Therapeutics, Inc.
               11        Computation of earnings per share.
               27.1      Financial Data Schedule.

      (b)  Reports on Form 8-K:  None
           --------------------















* Incorporated by reference to Exhibits to Anika's Form 10-QSB for the quarterly period ended November 30, 1996 as filed by Anika on January 14,1997.
** Incorporated by reference to Exhibits to the Registration Statement on Form 10 (File No. 0-21326) filed by Anika on March 5, 1993.
*** Incorporated by reference to Exhibits to Anika's Form 10-Q/A for the quarterly period ended May 31, 1995 as filed by Anika on July 29, 1995.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   ANIKA THERAPEUTICS, INC.




     DATE: May 15, 1997            BY:  /s/ J. Melville Engle
                                       -----------------------
                                       J. Melville Engle
                                       Chief Executive Officer





     DATE: May 15, 1997            BY:  /s/ Sean F. Moran
                                       -----------------------
                                        Sean F. Moran
                                        Chief Financial Officer