Form 10QSB
period 1997-06-30
ANIKA THERAPEUTICS INC
filed 1997-08-13
CIK 898437

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

   X      Quarterly report under Section 13 or 15 (d) of the
-------   Securities Exchange Act of 1934

For quarterly period ended             June 30, 1997
                          ----------------------------------------
          Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from               to
                               -------------    ------------------
Commission file number          000-21326
                      --------------------------------------------
                    Anika Therapeutics, Inc.
------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

        Massachusetts                          04-3145961
-------------------------------         --------------------------
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

236 West Cummings Park, Woburn, Massachusetts           01801
-------------------------------------------------------------------
                 (Address of Principal Executive Offices)

                        (617) 932-6616
-------------------------------------------------------------------
          (Issuer's Telephone Number, Including area code)

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

On August 11, 1997, 5,085,751 shares of common stock, par value
$0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes       No    X
                                                   -----    -----

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

ANIKA THERAPEUTICS, INC.

Balance Sheets (Unaudited) as of,             June 30, 1997  December 31, 1996
-----------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                   $2,945,852      $2,704,665
  Accounts receivable                          1,186,687         539,004
  Inventories                                  2,407,225       2,481,646
  Prepaid expenses                               599,352         375,302
-----------------------------------------------------------------------------
          Total current assets                 7,139,116       6,100,617
-----------------------------------------------------------------------------
Property and equipment                         3,881,740       3,865,330
Less accumulated depreciation                  3,204,750       3,046,286
-----------------------------------------------------------------------------
          Net property and equipment             676,990         819,044
-----------------------------------------------------------------------------
  Loan receivable due from officer                75,000               -

          Total Assets                        $7,891,106      $6,919,661
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $528,699        $550,314
  Accrued expenses                               976,878       1,055,234
  Deferred revenue                               300,000         200,000
-----------------------------------------------------------------------------
          Total current liabilities            1,805,577       1,805,548
-----------------------------------------------------------------------------
Other long-term liabilities                      123,887         142,775


Redeemable convertible preferred stock; $.01
  par value: authorized 750,000 shares; issued
  and outstanding 130,211 shares and 126,259,
  respectively; liquidation and redemption
  value of $20.00 per share plus accrued
  dividends                                    2,723,865       2,602,527

Stockholders' equity:
  Undesignated preferred stock, $.01 par value:
   authorized 1,250,000 shares; no shares issued
   and outstanding                                     -               -
  Common stock, $.01 par value: authorized
   15,000,000 shares; issued and outstanding
   5,072,952 shares and 4,930,719 shares,
   respectively                                   50,730          49,307
  Additional paid-in capital                  12,007,200      11,693,070
  Accumulated deficit                         (8,820,153)     (9,373,566)
          Total stockholders' equity           3,237,777       2,368,811
----------------------------------------------------------------------------
          Total Liabilities and Stockholders'
             Equity                           $7,891,106      $6,919,661
=============================================================================

See accompanying notes to financial statements.

ANIKA  THERAPEUTICS, INC.
STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                         Three months ended          Six months ended
                                                  June 30,                   June 30,
                                            1997         1996          1997         1996
-----------------------------------------------------------------------------
Net sales                               $2,450,073 $1,501,627     $4,377,423   $2,538,424
Cost of sales                            1,187,798  1,278,004      2,207,211    2,435,051
------------------------------------------------------------------------------------------
         Gross profit                    1,262,275    223,623      2,170,212      103,373

Operating expenses:
    Research and development               509,142    500,211        832,257      844,392
    Selling, general and administrative    435,999    366,624        830,420      638,005
    Interest income, net                   (29,418)   (65,140)       (59,802)     (75,293)
------------------------------------------------------------------------------------------
         Total operating expenses          915,723    801,695      1,602,875    1,407,104
------------------------------------------------------------------------------------------
         Income (loss) before income
          taxes                            346,552   (578,072)       567,337   (1,303,731)
Income taxes                                 9,508                    13,924
------------------------------------------------------------------------------------------
                  Net income (loss)       $337,044  ($578,072)      $553,413  ($1,303,731)
==========================================================================================

Primary earnings (loss) per share            $0.05     ($0.12)         $0.09       ($0.30)

Primary shares outstanding               6,335,924  4,799,662      6,200,583    4,293,452


Fully diluted earnings (loss) per share      $0.04     ($0.12)         $0.07       ($0.30)

Fully diluted shares outstanding         7,806,161  4,799,662      7,774,724    4,293,452





See accompanying notes to financial statements.

ANIKA THERAPEUTICS,  INC.
Statements of Cash Flows   (Unaudited)

                                                                        Six months ended,
                                                                            June 30,
                                                                      1997         1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income (loss)                                         $553,413   ($1,303,731)
          Adjustments to reconcile net income (loss) to net cash
             provided by (used for) operating activities:
             Depreciation and amortization                           158,464       175,604
             Amortization of unearned stock compensation                           117,188
             Common stock issued to 401(k) plan and Board of
               Directors                                             134,327        41,130
             Changes in operating assets and liabilities:
                   Accounts receivable                              (647,683)      (16,178)
                   Loan receivable due from officer                  (75,000)
                   Inventories                                        74,421       121,502
                   Prepaid expenses                                 (224,050)     (191,985)
                   Accounts payable and accrued expenses                  30     1,099,482
                   Other long-term liabilities                       (18,888)     (520,757)
-------------------------------------------------------------------------------------------
                      Net cash used for operating activities         (44,966)     (477,745)
-------------------------------------------------------------------------------------------
Cash flows used for investing activities:
         Additions to property and equipment                         (16,410)      (88,659)
-------------------------------------------------------------------------------------------
                      Net cash used for investing activities         (16,410)      (88,659)
-------------------------------------------------------------------------------------------
Cash flows provided by financing activities:
         Payments on debt                                                         (800,000)
         Expenses from issuance of preferred stock                                 (22,583)
         Proceeds from issuance of common stock                                  3,541,585
         Proceeds from exercise of stock options                     302,563       152,750
-------------------------------------------------------------------------------------------
                      Net cash provided by financing activities      302,563     2,871,752
-------------------------------------------------------------------------------------------
                      Increase in cash and cash equivalents          241,187     2,305,348
Cash and cash equivalents at beginning of period                   2,704,665     1,742,637
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $2,945,852    $4,047,985
===========================================================================================

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

(2)  Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for six months ended June 30, 1997 and 1996.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended August 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     In February 1997, the Financial Accounting Standards Board
     (FASB)issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement 128). Statement 128 will be required to be adopted by Anika for the year ended December 31, 1997. Statement 128 was issued to simplify the computation of E.P.S. and to make the U.S. standard compatible with the E.P.S. standards of other countries. It will replace the presentation of Primary E.P.S. with a presentation of Basic E.P.S. and replace Fully Diluted E.P.S. with Diluted E.P.S. It also requires dual presentation of Basic E.P.S. and Diluted E.P.S. on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic E.P.S. computation to the numerator and denominator of the Diluted E.P.S. computation.

     Basic E.P.S., unlike Primary E.P.S., excludes all dilution while Diluted E.P.S., like Fully Diluted E.P.S., reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     If Statement 128 was adopted for the quarter ended June 30, 1997, primary earnings per share would have been $.07 per share for the three months ended June 30, 1997 and $.11 per share for the six months ended June 30, 1997 and there would have been no impact on fully diluted E.P.S.

(4)  Loan Receivable due from Officer
     --------------------------------
     Loan receivable consists of a loan to an officer. The entire balance is due at the earlier of the end of five years or at the termination of employment. Interest accrues at an annual rate of 6% and is payable monthly over the term of the loan.

(5)  Redeemable Convertible Preferred Stock
     --------------------------------------
     Each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of Anika's underlying common stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety day period in which the average quarterly price of Anika's common stock remains above $6.00 per share, no dividend will accrue. For the period May 1, 1996 to April 30, 1997, Anika issued 3,952 additional shares of Series A stock to the preferred shareholders as a dividend payment. The total recorded value of the dividend payment was $227,266.

PART I:        FINANCIAL INFORMATION
Item 2:        Management's Discussion and Analysis or Plan of
               Operations

     Results of Operations
     ---------------------
     Net sales for the second quarter ended June 30, 1997 totalled $2,450,000, an increase of $948,000 over the $1,502,000 in net sales for the second quarter of the prior year. For the six months ended June 30, 1997 net sales totalled $4,377,000, an increase of $1,839,000, or 72%, over the $2,538,000 recorded in net sales for the prior year. A majority of the increase in sales was primarily attributable to an increase in AMVISC unit selling prices to Chiron Vision.

     Anika's gross profit as a percentage of net sales was 51.5% for the second quarter of 1997, an increase from the 14.9% gross profit recorded for the same period last year. For the six months ended June 30, 1997, Anika's gross profit as a percentage of net sales was 49.6%, compared to a gross profit as a percentage of net sales of 4.1% recorded over the same period in 1996. The increase for the three and six months ended is primarily attributable to the new five-year supply contract with Chiron that became effective on January 1, 1997 which has higher unit selling prices than the prior agreement.

     Research and development expenses for the second quarter ended June 30, 1997 increased by $9,000 to $509,000 from $500,000 for the same period last year. For the six months ended June 30, 1997 research and development expenses decreased by $12,000 to $832,000 from $844,000 for the same period last year.

     Selling, general and administrative expenses for the second quarter ended June 30, 1997 increased by $69,000 to $436,000 from $367,000 for the same period last year. For the six months ended June 30, 1997, selling, general and administrative expenses increased by $192,000 to $830,000 from $638,000 for the same period last year. The increase for the three and six months ended June 30, 1997 is primarily attributable to additional marketing and administrative staff, and increased selling and marketing costs associated with the international commercialization of ORTHOVISC.

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

     Anika anticipates that its cash on hand of $2,946,000 at June 30, 1997 will fund operating expenses for the balance of 1997. Although Anika recorded a profit of $553,000 for the six months ended June 30, 1997, there is no assurance that profitability will continue for future quarters. In addition, Anika may require substantial additional funds if further clinical testing of ORTHOVISC is required and clinical studies for other products are initiated. The ability of Anika to obtain financing is dependent on the status of Anika's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to Anika or will be available on acceptable terms should such a need arise.

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

     Need for Additional Funds; Liquidity. Anika anticipates that its cash on hand will fund operating expenses for the balance of 1997. However, Anika may require substantial additional funds if further clinical testing of ORTHOVISC is required and clinical studies for other products are initiated. The ability of Anika to obtain financing is dependent on the status of Anika's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to Anika or will be available on acceptable terms should such a need arise.

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

     History of Losses; Uncertainty of Future Profitability. Anika has incurred operating losses since its inception in May 1993. Presently Anika has accumulated deficit of $8,820,000 as of June 30, 1997. The continued development of Anika's products will require the commitment of substantial resources to conduct research, preclinical and clinical development programs, and to establish sales and marketing capabilities. Anika incurred substantial and increasing operating losses through December 31, 1996 and although Anika has achieved profitability for the six months ending June 30, 1997, the time required by Anika to reach sustained profitability is highly uncertain, and Anika must among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that Anika will be able to achieve profitability on a sustained basis.

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

Part II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit No.    Description
               11        Computation of earnings per share.
               27.1      Financial Data Schedule.

     (b)  Reports on Form 8-K:     None

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   ANIKA THERAPEUTICS, INC.




     DATE: August 13,1997               BY:  /s/ J. Melville Engle
                                        --------------------------
                                        J. Melville Engle
                                        Chief Executive Officer





     DATE: August 13, 1997              BY:  /s/ Sean F. Moran
                                        ----------------------
                                        Sean F. Moran
                                        Chief Financial Officer