Form 10QSB
period 1997-09-30
ANIKA THERAPEUTICS INC
filed 1997-11-14
CIK 898437

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

   X      Quarterly report under Section 13 or 15 (d) of the
-------   Securities Exchange Act of 1934

For quarterly period ended             September 30, 1997
                           --------------------------------------
          Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from               to
                               -------------   ------------------
Commission file number          000-21326
                      -------------------------------------------
                    Anika Therapeutics, Inc.
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

        Massachusetts                          04-3145961
-------------------------------         -------------------------
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

236 West Cummings Park, Woburn, Massachusetts           01801
-----------------------------------------------------------------
                 (Address of Principal Executive Offices)

                        (781) 932-6616
-----------------------------------------------------------------
          (Issuer's Telephone Number, Including area code)

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

               Yes   X   No
                   -----    ------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 12, 1997, 5,170,454 shares of common stock, par value
$0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes       No    X
                                                   -----    ------

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-QSB and are discussed in the section entitled "Certain Factors Affecting Future Operating Results" of this Form 10-QSB and under the caption "Risk Factors" beginning on page 7 of Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 10, 1997 (File no. 333-38993), which discussion is incorporated herein by reference thereto.

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

ANIKA THERAPEUTICS, INC.

Balance Sheets as of                              September 30, 1997 December 31, 1996
--------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $3,055,045      $2,704,665
  Accounts receivable                                   1,020,825         539,004
  Inventories                                           2,733,363       2,481,646
  Prepaid expenses                                        525,666         306,537
--------------------------------------------------------------------------------------
          Total current assets                          7,334,899       6,031,852

Property and equipment                                  3,879,615       3,865,330
Less accumulated depreciation                           3,246,606       3,046,286
--------------------------------------------------------------------------------------
          Net property and equipment                      633,009         819,044
--------------------------------------------------------------------------------------
Loan receivable from officer                               75,000        -
Long term deposits                                         87,765          68,765
--------------------------------------------------------------------------------------
          Total Assets                                 $8,130,673      $6,919,661
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $781,617        $550,314
  Accrued expenses                                      1,167,512       1,055,234
  Deferred revenue                                        200,000         200,000
--------------------------------------------------------------------------------------
          Total current liabilities                     2,149,129       1,805,548
--------------------------------------------------------------------------------------
Advance rent payment                                      117,015         142,775

Redeemable convertible preferred stock; $.01 par
  value:  authorized 750,000 shares; issued and
  outstanding 130,211 shares and 126,259 shares, respectively;
  at cost of $20.00 per share plus accrued dividends    2,705,563       2,602,527

Stockholders' equity:
  Undesignated preferred stock, $.01 par value: authorized
   1,250,000 shares; no shares issued and outstanding
  Common stock, $.01 par value: authorized 15,000,000
   shares; issued and outstanding 5,123,051 shares and
   4,930,719 shares, respectively                            51,231        49,307
  Additional paid-in capital                             12,195,385    11,693,070
  Accumulated deficit                                    (9,087,650)   (9,373,566)
-------------------------------------------------------------------------------------
          Total stockholders' equity                      3,158,966     2,368,811
-------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity     $8,130,673    $6,919,661
=====================================================================================

See accompanying notes to financial statements.

ANIKA  THERAPEUTICS, INC.
STATEMENTS  OF  OPERATIONS

                                          Three months ended      Nine months ended
                                               September 30,       September 30,
                                             1997       1996        1997       1996
------------------------------------------------------------------------------------
Net sales                              $1,584,301 $1,092,111  $5,961,723 $3,630,535
Cost of sales                             808,741    969,355   3,015,952  3,404,406
------------------------------------------------------------------------------------
         Gross profit                     775,560    122,756   2,945,771    226,129

Operating expenses:
    Research and development              644,836    503,700   1,477,093  1,348,092
    Selling, general and administrative   441,313    603,040   1,271,733  1,241,045
-------------------------------------------------------------------------------------
         Total operating expenses       1,086,149  1,106,740   2,748,826  2,589,137
------------------------------------------------------------------------------------
               Income (loss) from
                  operations             (310,589)  (983,984)    196,945 (2,363,008)
Interest income, net                      (45,428)   (48,098)   (105,230)  (123,391)
-------------------------------------------------------------------------------------
               Income (loss) before
                  income taxes           (265,161)  (935,886)    302,175 (2,239,617)
Income taxes                                2,335          -      16,259           -
-------------------------------------------------------------------------------------
                  Net income (loss)     ($267,496) ($935,886)   $285,916 ($2,239,617)
=====================================================================================

Earnings (loss) per common share and
   common share equivalents                ($0.05)    ($0.21)      $0.03     ($0.54)


Common share and common share equivalents
   outstanding                          5,098,102  4,846,175   6,357,978  4,479,000



See accompanying notes to financial statements.

ANIKA THERAPEUTICS,  INC.
Statements of Cash Flows

                                                                     Nine months ended,
                                                                     September 30,
                                                                  1997       1996
------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income (loss)                                    $285,916 ($2,239,618)
          Adjustments to reconcile net income (loss) to net cash
             provided by (used for) operating activities:
             Depreciation and amortization                      200,320     472,804
             Amortization of unearned stock compensation           -        187,501
             Common stock issued to 401(k) plan and Board of
               directors                                        150,998      57,627
             Other long-term liabilities                        (25,760)   (320,757)
             Changes in operating assets and liabilities:
                   Accounts receivable                         (481,821)     37,549
                   Inventories                                 (251,717)    466,343
                   Prepaid expenses                            (219,129)   (273,671)
                   Loan receivable from officer                 (75,000)       -
                   Accounts payable and accrued expenses         343,582    467,516
------------------------------------------------------------------------------------
                      Net cash used for operating activities    (72,611) (1,144,706)
-------------------------------------------------------------------------------------
Cash flows used for investing activities:
         Long term deposits                                     (19,000)       -
         Additions to property and equipment                    (14,286)   (167,440)
-------------------------------------------------------------------------------------
                      Net cash used for investing activities    (33,286)   (167,440)
-------------------------------------------------------------------------------------
Cash flows provided by financing activities:
         Payments on debt                                         -        (800,000)
         Expenses from issuance of preferred stock                -         (22,583)
         Proceeds from issuance of common stock                   -       3,543,835
         Proceeds from exercise of stock options                456,277     247,250
------------------------------------------------------------------------------------
                      Net cash provided by financing activities 456,277   2,968,502
------------------------------------------------------------------------------------
                      Increase in cash and cash equivavalents   350,380   1,656,356
Cash and cash equivalents at beginning of period              2,704,665   1,742,637
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $3,055,045  $3,398,993
====================================================================================
Supplemental disclosure of cash flow information:
         Cash paid for interest                                  $2,771     $18,536
                                                             =======================
Supplemental disclosure of non cash items:
         Repayment of debt through future deferred sublease
            payments                                               -       $200,000
         Dividend on redeemable preferred stock                $103,036    $171,314
                                                             =======================

See accompanying notes to financial statements.

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Continued)

                         Anika Therapeutics, Inc.
                       Notes to Financial Statements

(1)  Nature of Business
     Anika Therapeutics, Inc. (the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue These products are based on hyaluronic acid (HA), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC , which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC , which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S., ORTHOVISC is limited to investigational use only. The Company manufactures AMVISC (1) and AMVISC Plus , which are HA products used as viscoelastic supplements in ophthalmic surgery, for Chiron Vision, a subsidiary of Chiron Corporation. The Company is currently developing INCERT , which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop
     OSSIGEL , an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

(2)  Basis of Presentation
     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for nine months ended September 30, 1997 and 1996.

     1)     AMVISC and AMVISC Plus are registered trademarks of Chiron Vision

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended August 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     On December 31, 1996, the Company changed its fiscal year end from August 31 to December 31.

(3)  Earnings Per Share
     Earnings per common share and common share equivalents (E.P.S.) is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Fully diluted earnings per share, when not determined to be antidilutive, is computed using the most dilutive assumptions and by adjusting the primary earnings per share data for the potential effect of the conversion of the Series A redeemable convertible Preferred Stock.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires presentation of basic earnings per share ("Basic EPS") and per diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). SFAS 128 also requires a presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe that the effect on the Company's earnings per share resulting from the adoption of SFAS 128 will be material.

(4)  Loan Receivable from Officer
     Loan receivable consists of a loan to an officer. The entire balance is due at the earlier of the end of five years or at the termination of employment. Interest accrues at an annual rate of 6% and is payable monthly over the term of the loan.

(5)  Redeemable Convertible Preferred Stock
     Each share of the Series A Preferred Stock ("Series A stock") is entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of the Company's underlying common stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety day period in which the average quarterly price of the Company's common stock remains above $6.00 per share, no dividend will accrue. As of June 5, 1997, the Company ceased accruing dividends. For the period May 1, 1996 to April 30, 1997, the Company issued 3,952 additional shares of Series A stock to the preferred shareholders as a dividend payment.
     The total recorded value of the dividend payment was $227,266.

(6)  Series A Stock Warrants
     In connection with the sale of Series A stock, the Company issued warrants to the holders of Series A stock to purchase 60,485 shares of Series A stock, exercisable at $20.00 per share. The warrants expire on May 17, 2000. If the price of the Company's stock is in excess of $6.00 per share for a consecutive ninety day period, the Company can require the exercise of the warrants. At October 22, 1997, the notice for the mandatory exercise of the warrants by the Company was sent in accordance with this provision.

(7)  Subsequent Events
     On October 29, 1997, the Company filed a registration statement with the United States Securities and Exchange Commission for a public offering of 3,000,000 shares of Common Stock, of which 2,500,000 will be sold by the Company and 500,000 shares will be sold by stockholders of the Company.

     On October 28, 1997, the Company amended the 1993 Stock Option Plan (the "Stock Option Plan") to reserve an additional 1,000,000 shares of Common Stock for issuance under the Stock Option Plan, and granted to certain executive officers and employees options to acquire 235,000 shares of Common Stock at an exercise price of $7.625 per share, vesting over a four-year period. Such grants are subject to the completion of this offering and stockholders' approval of the amendment of the Stock Option Plan. The amendment of the Plan will be submitted for stockholders' approval at the Company's next annual meeting of stockholders. If the amendment is approved by the stockholders, the Company will be required to record compensation expense with respect to the 235,000 options granted October 28, 1997 over the four-year vesting period equal to the difference, if any, between the exercise price and the market value of the Common Stock at the time of such approval.

     In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Australia, Hong Kong, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Taiwan and Thailand. Zimmer also has the option under the agreement to seek regulatory approval for and market ORTHOVISC in Japan and has a right of first offer with respect to China. Upon signing of the agreement, the Company received an up-front non-refundable payment of $2.5 million. Zimmer has also agreed to make payments aggregating up to $20.5 million upon the achievement of certain regulatory approval and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. In addition, Zimmer has the right to terminate the agreement on August 1, 1998 if certain specified events occur prior to that date and upon payment to the Company of $1.0 million in cash. These circumstances include
     (i) the failure of Zimmer to sell a stated minimum number of units of ORTHOVISC during the second quarter of 1998 or the failure of a competitor of the Company to report enumerated sales minimums during the first two quarters of 1998, (ii) an FDA requirement of additional clinical trials for ORTHOVISC or the FDA acceptance for filing by a party other than the Company or its primary competitors of a Pre-Market Approval Application ("PMA") for an injectable HA product for the treatment of OA in humans without requiring submission of an Investigation Device Exemption ("IDE") clinical study to support the application, (iii) both Synvisc and Hylagan are either voluntarily or involuntarily withdrawn from the U.S. market, or (iv) if Zimmer undergoes a company-wide restructuring prior to June 30, 1998 which results in Zimmer's determination that the knee implant product line is not a core product. There can be no assurance that any of these events will not occur or , if any such event does occur, that Zimmer will not elect to terminate the agreement. Any such termination would have a material adverse effect on the Company's ability to market ORTHOVISC, which may have a material adverse effect on the Company's future operating results.

PART I:        FINANCIAL INFORMATION
Item 2:        Management's Discussion and Analysis or Plan of
               Operations

     Results of Operations

     Net sales for the three months ended September 30, 1997 totalled $1,584,000, an increase of $492,000 over the $1,092,000 in net sales recorded for the same period last year. Sales of AMVISC as measured in units declined by 25% from the three month period of the prior year, which was more than offset by a 87% increase in the current comparable period average unit selling price of AMVISC under the AMVISC Supply Contract. Sales of ORTHOVISC as measured in units increased over the three month period of the prior year. For the nine months ended September
     30, 1997 net sales totalled $5,961,000, an increase of $2,331,000, or 64%, over the $3,631,000 recorded in net sales for the same period in the prior year. A majority of the increase in sales in each of the periods in 1997 was attributable to an increase in AMVISC unit selling prices to Chiron Vision and an increase sales volume for ORTHOVISC.
     Sales of AMVISC as measured in units declined by 9% from the nine month period of the prior period, which was more than offset by a 67% increase in the average unit selling price of AMVISC under the AMVISC Supply Contract. Future increases in selling prices under the AMVISC Supply Contract will be limited to annual adjustments based on changes in the producer price index during the term of the contract, which expires
     December 31, 2001. Sales of ORTHOVISC as measured in units increased 475% over the nine month period of the prior year.
     ORTHOVISC sales began in late 1996. Customer orders received for units of AMVISC and ORTHOVISC scheduled for delivery during the nine months ended September 30, 1997 exceeded the prior year by 11%. At September 30, 1997, the Company had
     $1.0 million of AMVISC and ORTHOVISC customer back orders that were not shipped in September due to a quality problem in syringes supplied by a third party used to deliver the Company's HA products which resulted in a shortage of these syringes. The Company and the supplier have rectified the quality problem, the supplier replaced the faulty syringes and the Company anticipates that all of the $1.0 million in customer back orders will be shipped during the fourth quarter of 1997.

     The Company's gross profit as a percentage of net sales was 49% for the three months ended September 30, 1997, an increase from the 11% gross profit recorded for the same period last year. For the nine months ended September 30, 1997, the Company's gross profit as a percentage of net sales was 49%, compared to a gross profit as a percentage of net sales of 6.0% recorded over the same period in 1996. The increase for the three and nine months ended is primarily due to a 87% and to a 67% increase, in each of the respective periods, in the average unit selling price of AMVISC and AMVISC Plus under the new AMVISC Supply Contract and increased sales volume, in each of the respective periods, of ORTHOVISC which has a higher gross margin per unit than AMVISC.

     Research and development expenses for the three months ended September 30, 1997 increased by $141,000 to $645,000 from $504,000 for the same period last year. For the nine months ended September 30, 1997 research and development expenses increased by $129,000 to $1,477,000 from $1,348,000 for the same period last year. The increase for the three and nine months ended is primarily attributable to expenses associated with ORTHOVISC clinical trial.

     Selling, general and administrative expenses for the three months ended September 30, 1997 decreased by $162,000 to $441,000 from $603,000 for the same period last year. For the three month period, the staffing level was substantially the same, but the comparable three month period of 1996 includes a loss on impairment that had been recorded in the amount of $200,000.
     For the nine months ended September 30, 1997, selling, general and administrative expenses increased by $31,000 to $1,272,000 from $1,241,000 for the same period last year. For the nine months period, the staffing level was substantially the same and the increase was due primarily to salary increases.

     Liquidity and Capital Resources

     The Company has incurred annual operating losses since its inception on May 1, 1993 that have resulted in an accumulated deficit of $9.1 million as of September 30, 1997. The Company has funded these operating losses from the sale of $5.8 million in equity securities and the receipt of $5.9 million in equity capital from MedChem on May 1, 1993 when the Company was spun-off to the shareholders of MedChem.

     In March 1996, the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors.
     Total gross proceeds were approximately $4.0 million and net proceeds to the Company after fees and expenses were approximately $3.5 million. In connection with the private placement, the Company issued to the private placement agent warrants to purchase 57,036 shares of Common Stock at $4.00 per share and warrants to purchase 146,664 shares of Common Stock at $3.00 per share. The proceeds from the private placement were used to repay $1.0 million of indebtedness and for working capital.

     On May 17, 1995, the Company raised through a private placement $2,235,642, net of offering costs, from the issuance of 120,970 shares of Series A stock at a selling price of $20.00 per share. Each share of the Series A stock is entitled to receive an annual dividend on May 1 of each year at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of the Company's Common Stock. The Company may elect to pay the dividend in cash if certain financial covenants are met. During each consecutive ninety (90) day period in which the average quarterly price of the Company's Common Stock remains above $6.00 per share, no dividend will accrue.

     At September 30, 1997, the Company had cash and cash equivalents of $3.1 million and working capital of $5.2 million. The Company believes that the $2.5 million payment received upon signing of the Zimmer Distribution Contract, cash from operations and current cash balances will be sufficient to meet its operating requirements for at least the next 12 months from the date of this Form 10-QSB. Thereafter, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility. The Company's future capital requirements and the adequacy of available funds, will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash and cash equivalents and cash from operations will be adequate to fund operations is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Certain Factors Affecting Future Operating Results" and under the caption "Risk Factors" beginning on page 7 of Pre-Effective

     Amendment No. 1 to the Company's Registration Statement on
     Form SB-2 filed with the Securities and Exchange Commission on November 10, 1997 (File no. 333-38993), which discussion is incorporated herein by reference thereto.

     CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
     Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference, among other factors noted herein and under the caption "Risk Factors" beginning on page 7 of Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 10, 1997 (File no. 333-38993), which discussion is incorporated herein by reference thereto, include the following:

     Need for Additional Funds; Liquidity. The Company anticipates that its cash and cash equivalents on hand of approximately $3,055,000 plus the additional $2,500,000 received from Zimmer upon signing the Zimmer Distribution Contract, will fund operating expenses for approximately the next 12 months. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action.
     The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

     Competition. The Company competes with many companies, including large pharmaceutical companies, specialized medical products companies, academic institutions, governmental agencies and other research organizations which may be involved in research, development and commercialization of HA products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular HA product will depend in large part upon the ability of the Company to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial conditions and results of operations.

     History of Losses; Uncertainty of Future Profitability. The Company has incurred annual operating losses since its inception in May 1993 and has accumulated deficit of $9,088,000 as of September 30, 1997. The continued development of the Company's products will require the commitment of substantial resources to conduct research, preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and although the Company has net income of $286,000 for the nine months ended September 30, 1997, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability, the Company must among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

     Comprehensive Government Regulation; No Assurance of FDA Approval. The Company's research, development, manufacturing activities and the future marketing of products by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States, including without limitation the Food and Drug Administration ("FDA"), and other countries. These regulations can be costly, regulatory approvals may take many years, and they can be subject to change and unanticipated delays. The Company cannot predict what impact, if any, such changes might have on its business.

     There can be no assurance that approvals of the Company's products, processes or facilities will be granted or that the Company will obtain the financing needed to develop certain products. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the ability of the Company to market its products.

     Significant delay or cost in obtaining, or failure to obtain regulatory approval clearance to market products, any regulatory agency limitations on the use of the Company's products, or any withdrawal or suspension of clearance by the regulatory agency could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to the Company's products. If clinical studies are suspended, the Company may be unable to continue the development of the investigational products affected.

     FDA regulations depend heavily on administrative interpretation and there can be non assurance that the future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition, changes in the existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

     Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

     The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming and subject to unanticipated delays. There can be no assurance that approvals of the Company's products will be granted or that the Company will have the necessary funds to develop certain of such products. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the ability of the Company to market its products.

     Dependence on Patents and Proprietary Technology. The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. However, no assurance can be given that any application filings or issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future.

     The Company also relies upon trade secrets and proprietary know-how. However, there can be no assurance that confidentiality agreements, which the Company employees generally sign, will be effective in protecting trade secrets or that third parties will not independently develop substantially equivalent or better technology.

     Dependence Upon Marketing Partners. The Company does not plan to directly market and sell its products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. In addition, the Company will need to obtain the assistance of additional marketing partners for new products which are brought to market and existing products brought to new markets, and there can be no assurance that such additional partners will be available or that such partners will agree to market the Company's products on acceptable terms. The failure to establish strategic partnerships for the marketing and distribution of the Company's products on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

     Exposure to Product Liability Claims. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. Although the Company has not received any material product liability claims to date and has a $1 million insurance policy to cover such claims should they arise, there can be no assurance that material claims will not arise in the future or that the Company's insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence upon Key Personnel. The Company is highly dependent on the members of its management and scientific staff, the loss of one or more of whom could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Part II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit No.    Description
               11        Computation of earnings per share.
               27.1      Financial Data Schedule.
               99.1      Certain portions of Pre-Effective
                         Amendment No.1 to the Company's
                         Registration Statement on Form SB-2 filed with the Securities and Exchange
                         Commission on November 10, 1997 (File no.
                         333-38993), which have been incorporated in this report by reference thereto.

     (b)  Reports on Form 8-K:     None

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   ANIKA THERAPEUTICS, INC.




     DATE: November 14, 1997             BY:  /s/ J. Melville Engle
                                              -------------------------
                                               J. Melville Engle
                                               Chief Executive Officer





     DATE: November 14, 1997            BY:  /s/ Sean F. Moran
                                             -------------------------
                                             Sean F. Moran
                                             Chief Financial Officer