Form 10KSB
period 1997-12-31
ANIKA THERAPEUTICS INC
filed 1998-03-31
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF ---- 1934

For Fiscal year ended       December 31, 1997
                      ----------------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT ---- OF 1943

For the transition period from _____________  to _______________

Commission File Number          000-21326
                      ---------------------------------------------------

                            Anika Therapeutics, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

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

Issuer's Telephone Number, Including Area Code (781) 932-6616
                                               --------------
Securities registered under Section 12 (b) of the Exchange Act:
      None
Securities registered under Section 12 (g) of the Exchange Act:
      Common Stock, par value $.01 per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 and 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
      Yes   X      No
          ------      ------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB{ }

      Anika's revenues for year ended December 31, 1997 were $11,955,338.

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 12, 1998 was $79,282,071 based on the last sale price of Common Stock of $10.125 as reported by the NASDAQ National Market. At March 19, 1998 there were issued and outstanding 9,906,458 shares of Common Stock, par value $.01 per share.

             DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required in response to Items 9, 10, 11,and 12 of Part III are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting to be held on June 3, 1998. Such Proxy Statement shall not be deemed to be "filed" as part of this Report on Form 10-KSB except for the parts therein which have been specifically incorporated by reference herein.

                                    Page 1 of
                         Exhibit Index begins on page 58

                                   FORM 10-KSB
                            Anika Therapeutics, Inc.
                     FOR FISCAL YEAR ENDED December 31, 1997

      This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-KSB and are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 21 of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures AMVISC(R)(1) and AMVISC Plus(R), which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT(R), which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop OSSIGEL(TM), an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

      AMVISC

      AMVISC is a high molecular weight HA product that is used as a viscoelastic agent in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. AMVISC coats, lubricates and protects sensitive tissues and maintains the space between them, thereby facilitating ophthalmic surgical procedures.


(1)   AMVISC is a registered trademark of Bausch & Lomb Surgical

      Anika currently manufactures the AMVISC product line for Bausch & Lomb Surgical under a five year supply agreement with fixed selling prices and stated minimum annual purchase obligations. This supply contract became effective January 1, 1997.

      ORTHOVISC

      ORTHOVISC is a high molecular weight injectable HA product for the treatment of osteoarthritis in humans. Osteoarthritis causes pain, inflammation and restricted movement in joints.

      Osteoarthritis occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery such as the implantation of artificial joints.

      The current treatment options for osteoarthritis before joint replacement surgery include anti-inflammatories, pain medication, and as a last resort, steroid injections. By supplementing the body's own production of hyaluronic acid which is secreted by the synovial membrane and is responsible for lubricating and cushioning within joints, an injection of ORTHOVISC is designed to relieve pain and improve joint function.

      ORTHOVISC received Communautee European ("CE mark") approval in October 1996. The CE mark, a certification required under European Community ("EC") medical device regulation, allows ORTHOVISC to be marketed without further approvals in most of the EC nations as well as countries that recognize EC device regulation. ORTHOVISC has also been approved for sale in Canada, Turkey and Israel. Registrations for marketing approval have been filed in Australia, New Zealand and Egypt.

      In the U.S., ORTHOVISC is limited to investigational use only. The Company received FDA approval of an investigation device exemption ("IDE") to conduct a clinical trial in the U.S. for treatment of OA of the knee in 1996. The Company completed its pivotal clinical trial in August 1997. The trial was a randomized, double-blind, placebo-controlled study of 226 patients at 10 centers in the United States. Patients in the study received three injections of ORTHOVISC over a two week period and the patients were then evaluated for a twenty-six week period. The Company filed a Pre-Market Approval ("PMA") Application in December 1997 and the PMA was accepted for filing in February 1998.

      In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company ("The Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Australia, Hong Kong, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Taiwan and Thailand. Zimmer also has the option under the agreement to seek regulatory approval for and market ORTHOVISC in Japan and has right of first offer in China. Upon signing of the agreement, the Company received an up-front non-refundable payment of $2.5 million. Zimmer has also agreed to make payments aggregating up to $20.5 million upon the achievement of certain regulatory approval and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price. The Company has also entered into third-party arrangements for the distribution of ORTHOVISC in Spain, Portugal, Israel, Turkey and Egypt. See "Management Discussion and Analysis."

      HYVISC

      HYVISC is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed for Anika by Boehringer Ingelheim Animal Health, Inc. for distribution in the United States under an agreement terminating in 2002. The Company and Boehringer Ingelheim have entered into an agreement to distribute HYVISC internationally.

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

      INCERT adheres to a wound site and serves as a barrier between adjacent tissues. Anika co-owns an issued United States patent covering the use of INCERT for adhesion prevention. The Company has received notification from the U.S. Patent and Trademark Office ("PTO") that a third party is attempting to provoke an interference with respect to the Company's patent covering INCERT. The Company has tested INCERT in animal studies at Duke University, has performed toxicology studies and has successfully conducted preclinical tests of INCERT. Anika currently plans to commence human testing of INCERT during 1999. In addition, Anika is seeking a strategic partner for the eventual marketing of INCERT.

      HA Oligosaccharides

      HA oligosaccharides are discrete pieces of the HA polysaccharide chain. Because many different types of normal cells and cells in disease processes contain HA receptors on the cell surface that interact with HA oligosaccharides, the material may have the ability to influence cell behavior.

      One of the critical events in the metastasis of cancer is the interaction between tumor cells and the host tissue stroma. This interaction is mediated by certain cell surface receptors. Preclinical studies have indicated that the interaction between one of the cell surface receptors, the hyaluronan receptor CD44, and HA contained in the host tissue stroma enhances the growth of certain tumors. Preclinical studies conducted by the Company, working in collaboration with Tufts University and Massachusetts General Hospital,have indicated that HA oligosaccharides, by binding to the CD44 receptor and blocking the interaction with HA in the host tissue stroma, have inhibited the metastasis of human melanoma cancer cells inserted in mice. In addition, studies in an in vitro model have indicated that HA oligosaccharides inhibited the metastasis of human ovarian cancer cells.

      The Company has obtained an exclusive worldwide license to this technology from Tufts University. During 1998 the Company plans to continue the preclinical testing of HA oligosaccharides and will seek a strategic partner to assist in the further development of this technology. There is no assurance that the Company will be able to find a strategic partner to assist in the future development of this technology.

      Drug Delivery

      In June of 1997, the Company executed a multi-year collaboration agreement with Orquest to develop and manufacture OSSIGEL, a formulation of basic fibroblast growth factor and HA designed to accelerate the healing of bone fractures. Orquest is a privately held orthobiologics company headquartered in Mountain View, California, and was founded in 1994 to develop products for bone and cartilage regeneration. OSSIGEL has been shown in animal models to accelerate the healing of bone fractures. Orquest completed preclinical testing of OSSIGEL in animals at the end of 1997 and commenced human clinical testing of OSSIGEL in 1998. Orquest has filed an application with the U.S. Patent and Trademark Office for a patent covering the use of OSSIGEL in accelerating fracture healing.

MANUFACTURING OF HYALURONIC ACID

      The Company has been manufacturing HA since 1983 in its manufacturing facility located in Woburn, Massachusetts. In 1996, the Company received an International Standards Organization ("ISO") 9001 certification of its manufacturing facility and HA manufacturing process. An ISO 9001 designation is an internationally recognized certification for quality standards governed by the International

Organization for Standards based in Geneva, Switzerland. The certifications for ISO 9001 were awarded to the Company after a rigorous assessment and audit of the Company's quality system by a private third-party European accredited Notified Body. ISO 9001 is the highest level of achievement possible in the ISO certification system.

      The Company has developed a proprietary HA manufacturing process for the extraction and purification of HA from rooster combs that yields an ultra-pure high molecular weight HA.

      A substantial supply of rooster combs is available and the Company believes that all the other materials required for the manufacture of its HA products are also readily available from a number of sources. The Company currently obtains rooster combs from two suppliers. The Company obtains syringes used to deliver its HA products from a single supplier, however, it generally keeps sufficient syringes in its inventory to meet anticipated demand for at least six months. The Company employs strict quality control procedures to ensure the quality of its products, inventory and raw materials. The Company believes that its facility in Woburn, Massachusetts, has the present manufacturing capacity to accommodate anticipated demand through 2001. The Company anticipates that a new, larger manufacturing facility will be required to meet increased demand beyond 2001. The Company expects that construction and regulatory approval of a new facility would take between two and three years.

PATENT AND PROPRIETARY RIGHTS

      The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. The Company co-owns certain United States patents and a patent application which claim certain adhesion prevention uses and certain drug delivery uses of HA, and the Company solely owns patents covering certain manufacturing processes. The Company also holds an exclusive license from Tufts University to use technologies claimed in a United States patent application which has been granted a notice of allowance by the U.S. Patent Office which relates to the anti-metastasis applications of HA oligosaccharides. The Company's issued patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any patents which arise from the Company's licensed application would provide competitive protection, if at all, only in the United States. The Company has not, to date, pursued foreign patents equivalent to those issued or applied for in the United States.

      Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company has received notice from the PTO that a third party is attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT for post-surgical adhesion prevention. Although the Company believes that an interference will be declared by the PTO, it is too early to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT product, and no assurance can be given that the Company would be successful in any such interference proceeding. If the third party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of the INCERT products, which could have a material adverse effect on the Company's future operating results.

      The Company also relies upon trade secrets and proprietary know-how for certain unpatented aspects of its technology. To protect such information, the Company requires all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by the Company, others have not and will not obtain access to the Company's proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology.

      The Company has granted Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions which relate to AMVISC products, effective on December 31, 2001, the termination date of the AMVISC supply contract which became effective on January 1, 1997. Upon expiration of the AMVISC supply contract, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

      Medical products regulated by the FDA are generally classified as drugs and/or medical devices. AMVISC is approved as a Class III device in the United States for ophthalmic surgical procedures in intraocular use in humans. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. ORTHOVISC is currently considered a Class III device by the FDA. In the past, most HA products have been regulated as medical devices. Anika believes that its ORTHOVISC for osteoarthritis and INCERT products will be regulated as Class III devices. However, no assurance can be given that such products will not be classified as drugs or as both devices and drugs. Although it is not known whether the regulatory status of HA oligosaccharides for use in the treatment of certain proliferative diseases and in drug delivery will be regulated as drugs, it is likely that it will be regulated as a drug.

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

      At least 90 days prior to marketing, devices must be subject to a premarket notification to the FDA to determine the product's classification and regulatory status. If a product is found to be "substantially equivalent" to a Class I or Class II device, or a Class III device not subject to a PMA requirement, it may be marketed without further FDA review. The FDA may require the submission of clinical data as a basis for determining whether a device is "substantially equivalent". If a device is found to be "not substantially equivalent", the device manufacturer must file a PMA application with the FDA based on testing intended to demonstrate that the product is both safe and effective. HA-based products may require the issuance of a PMA from the FDA prior to commercial sale.

      The PMA process requires the performance of human clinical studies under an IDE. Upon completion of required clinical studies, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labelling. The FDA staff then determines whether to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and then often reviewed by an FDA scientific advisory panel of physicians and others with expertise in the relevant field. The FDA will also conduct an inspection to determine whether an applicant conforms with the FDA's current Good Manufacturing Practices. If the FDA's evaluation is favorable, the FDA will subsequently publish an order granting the PMA for the device. Although the initial PMA review process is required to be completed within 180 days from the date of the PMA application is accepted for filing, the FDA routinely raises additional issues which must be addressed prior to the approval of a PMA, which significantly extends the review process.

      Drugs

      Medical devices may meet both the definition of a medical device and a drug. In these instances, the FDA may regulate these products as drugs or as both medical devices and drugs. The steps required before a drug may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of a New Drug Application ("NDA") to the FDA and
(v) FDA approval of the NDA prior to any commercial sales or shipment of the drug. A clinical study program designed to demonstrate the safety and effectiveness of a drug usually proceeds in three phases:

o Phase I involves testing the drug for safety and tolerance in a small group of healthy volunteers.

o Phase II involves testing for efficacy and identifying possible side effects in a target patient group.

o Phase III involves additional testing for efficacy, optimal dosage and safety with an expanded patient group, preferably using a comparative control agent.

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

COMPETITION

      The Company competes with many companies, including large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than the Company. The Company also competes with academic institutions, governmental agencies and other research organizations which may be involved in research, development and commercialization of products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular product will depend in part upon the ability of the Company to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company is aware of several companies, including Genzyme, Biomatrix, Inc., Hyal Pharmaceutical Corp., Fidia S.P.A. LifeCore and Seikagaku, that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have obtained product approvals, submitted for approval or have commenced human clinical studies, either in the United States or in certain foreign countries. Major competing products for the use of HA in ophthalmic surgery include Healon (manufactured by Pharmacia) and Provisc and Viscoat (manufactured by Alcon). The FDA has recently approved for marketing two HA products for the treatment of osteoarthritis in the knee, Hyalgan and Synvisc. Hyalgan is manufactured by Fidia S.P.A. and is distributed in the United States by Sanofi Pharmaceuticals and OrthoLogic Corp. Fidia S.P.A. is selling Hyalgan throughout Europe. Synvisc is manufactured by Biomatrix Inc. and is distributed in the United States by Wyeth-Ayerst Laboratories, a division of American Home Products Corp. Biomatrix, Inc. is also marketing this product in Canada, Italy and Sweden. Artz is manufactured by Seikagaku Corporation and is distributed in Japan, Spain and Sweden. Genzyme has received marketing approvals in Europe and the U.S. for a chemically modified HA for the prevention of post-surgical adhesions. LifeCore is conducting a Phase III human clinical trial testing HA to prevent surgical adhesions.

RESEARCH AND DEVELOPMENT

      The Company intends to continue development of its existing product candidates, ORTHOVISC, INCERT and HA oligosaccharides, to expand the therapeutic application of its existing products and to develop new therapeutic applications for HA-based products. The Company will seek to expand the use of ORTHOVISC as a therapy for OA for other joints such as the hip and shoulder and to develop ORTHOVISC as a treatment for TMJ dysfunction.

      The Company's research and development efforts consist primarily of research relating to new medical applications for its HA-based products and the management of clinical trials for product candidates and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The Company's development of new products is accomplished primarily through in-house research and development personnel and resources as well as with collaboration with other companies and scientific researchers. For the fiscal years August 31, 1996, the four-month transitional year ended December 31, 1996 and the year ended December 31, 1997, research and development expenses were $1.6 million, $1.3 million and $2.0 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. As of December 31, 1997 the company had seven employees engaged primarily in research and development.

EMPLOYEES

      As of December 31, 1997, the Company had approximately 48 full-time employees. The Company considers its relations with its employees to be good. No employees are represented by labor unions.

ENVIRONMENTAL LAWS

   The Company believes that it is in compliance with all federal, state and local environmental regulations with respect to its manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on the Company's operations. The Company's manufacturing facility is located within the Wells G&H Superfund site in Woburn MA. The Company has not been named and is not a party to any such legal proceedings regarding the Wells G&H Superfund site.

PRODUCT LIABILITY

   The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. Although the Company has not received any material product liability claims to date and has coverage under its insurance policy of $1,000,000, as of December 31, 1997 there can be no assurance if material claims arise in the future, that the Company's insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on the Company's business, financial condition and results of operation.

ITEM 2. DESCRIPTION OF PROPERTIES

   The Company leases its corporate headquarters at 236 West Cummings Park, Woburn, Massachusetts. The Company leases approximately 22,000 square feet of manufacturing space at this location for the manufacture of HA products and for its corporate headquarters. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. The lease for this facility terminates in February 2001. The Company also leases approximately 15,000 square feet of administrative and research and development space in Woburn, Massachusetts. The lease for this facility terminates in October 2001. For the year ended December 31, 1997 the Company had aggregate lease costs of approximately $353,000. Anika believes that its existing facilities are adequate to meet its requirements through 2001.

ITEM 3. LEGAL PROCEEDINGS

   The Company has no material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of a security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

COMMON STOCK INFORMATION

   The Company's Common Stock has traded on the Nasdaq National Market since November 25, 1997 under the symbol "ANIK". Prior to that the Company's stock was traded under the Nasdaq Small-Cap Market. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock on the Nasdaq Small-Cap and the Nasdaq National Market. These prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                 Price Range
                                 -----------
                                 High        Low
                                 ----        ---
   Fiscal Year Ended
   Aug. 31, 1996
   First Quarter                 $3 1/8      $2 5/8
   Second Quarter                 4 5/8       2 7/8
   Third Quarter                  7 7/8       3 1/2
   Fourth Quarter                 6 5/8       3 3/8

   Transitional Year Ended
   Dec. 31, 1996                  6 1/4       3 3/8

                                 Price Range
                                 -----------
                                 High        Low
                                 ----        ---
   Fiscal Year Ended
   Dec. 31, 1997
   First Quarter                 $6 1/4      $3 1/2
   Second Quarter                 7           5
   Third Quarter                  9 1/4       6 3/8
   Fourth Quarter                 10 5/8      6 7/8


   At December 31, 1997, there were 289 holders of record of the Common Stock.

   The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of future dividends, if any, on the Common Stock will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, anticipated cash needs and plans for expansion.

   During the past fiscal year, the Company has issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"), pursuant to the section of the Securities Act listed below.

     (1) In December 1997, in connection with the consummation of a secondary offering of common stock, the Company converted, in accordance with its terms, all 177,353 outstanding shares of Series A Preferred Stock ("Series A stock"), including accrued dividends, into 1,773,530 shares of common stock. The common stock was issued to holders of Series A stock in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act.

     (2) In May 1995, the Company issued warrants, to holders of Series A stock, to purchase additional shares of Series A stock. The warrants were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act. In October 1997, the Company issued a notice of mandatory exercise to all holders of warrants to purchase Series A stock. The warrants were exercisable at any time by the holder thereof or upon demand by the Company if certain conditions were met. In connection with the exercise of the warrants the Company issued 46,777 shares of Series A stock in November 1997 at an exercise price of $20.00 per share. The Series A stock was issued to warrant holders in reliance upon the exemption from registration under
Section 4(2) of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid, a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures AMVISC and AMVISC Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical. The Company is currently developing INCERT, which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop OSSIGEL(TM), an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

   The Company receives a substantial portion of its revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical. For the years ended December 31, 1997 and 1996, AMVISC sales accounted for 84% and 94% of total revenue, respectively. In addition, sales of ORTHOVISC to the Company's marketing partner in Turkey accounted for 11% of net sales for the year ended December 31, 1997. The Company also sells ORTHOVISC in Canada through Zimmer, Inc., and sells HYVISC in the United States through Boehringer Ingelheim Animal Health, Inc.

   The Company manufactures AMVISC for Bausch & Lomb Surgical under a five-year supply contract (the "AMVISC Supply Contract") that expires in December 2001. Bausch & Lomb Surgical assumed the AMVISC Supply Contract when it purchased Chiron Vision in January 1998. The current AMVISC Supply Contract has stated minimums with substantially higher unit selling prices than a previous six-year supply contract with Chiron Vision which expired on December 31, 1996. Under the previous supply contract, the Company was obligated to supply AMVISC at unit selling prices that approximated the Company's unit manufacturing cost. This previous supply contract was a component of MedChem's sale of the AMVISC product line to IOLAB in connection with the settlement in January 1991 of patent litigation between Pharmacia, IOLAB and MedChem. The Company has no additional obligations to Chiron Vision as a result of the settlement of such litigation.

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

Zimmer has also agreed to make payments aggregating up to $20.5 million upon the achievement of certain regulatory approval and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. In addition, Zimmer has the right to terminate the agreement on August 1, 1998 if certain specified events occur prior to that date and upon payment to Anika of $1.0 million in cash. These circumstances include
(i) the failure of Zimmer to sell a stated minimum number of units of ORTHOVISC during the second quarter of 1998 or the failure of a competitor of the Company to report enumerated sales minimums during the first two quarters of 1998, (ii) an FDA requirement of additional clinical trials for ORTHOVISC or the FDA acceptance for filing by a party other than Anika or its primary competitors of a PMA for an injectable HA product for the treatment of OA in humans without requiring submission of an IDE clinical study to support the application, (iii) both Synvisc and Hyalgan are either voluntarily or involuntarily withdrawn from the U.S. market, or (iv) if Zimmer undergoes a company-wide restructuring prior to June 30, 1998 which results in Zimmer's determination that the knee implant product line is not a core product. There can be no assurance that any of these events will not occur or, if any such event does occur, that Zimmer will not elect to terminate the agreement. Any such termination would have a material adverse effect on the Company's ability to market ORTHOVISC, which may have a material adverse effect on the Company's future operating results.

   On October 28, 1997, the Company amended the Stock Option Plan to reserve an additional 1,000,000 shares of Common Stock for issuance under the Stock Option Plan, and granted to certain executive officers and employees options to acquire 269,000 shares of Common Stock at an exercise price of $7.625 per share, vesting over a four-year period. Such grants are subject to stockholder approval of the amendment to the Stock Option Plan. The amendment to the Plan will be submitted for stockholders' approval at the Company's next annual meeting of stockholders. If the amendment is approved by stockholders, the Company will be required to record compensation expense with respect to the 269,000 options granted October 28, 1997 over the four-year vesting period equal to the difference, if any, between the exercise price and the market value of the Common Stock at the time of such shareholder approval.

   The Company changed its year end from an August 31 to a calendar year end effective December 31, 1996. The following table and discussion compares audited results for the year ended December 31, 1997 against unaudited pro-forma results for the comparable period ended December 31, 1996.

Twelve months ended December 31, 1997 compared to twelve months ended December 31, 1996

Statement of Operations
Detail

                                                        Twelve Months ended
                                                   Dec 31, 1997   Dec 31, 1996
                                                   ------------   ------------
                                                               (unaudited)
   Product revenue                                 $9,255,338     $ 4,633,743
   Licensing fees                                   2,700,000              --
                                                   ----------     -----------
      Net sales                                    11,955,338       4,633,743
   Cost of product revenue                          4,744,123       4,517,591
                                                   ----------     -----------
      Gross profit                                  7,211,215         116,152
   Operating expenses:
      Research and development                      1,957,796       2,488,657
      Selling, general and administrative           2,092,467       2,393,623
                                                   ----------     -----------
         Total operating expenses                   4,050,263       4,882,280
                                                   ----------     -----------
         Income (loss) from operations              3,160,952      (4,766,128)
         Interest income, net                        (262,162)       (166,908)
                                                   ----------     ------------
         Income (loss) before income taxes          3,423,114      (4,599,220)
      Income taxes                                     78,677              --
                                                   ----------     -----------
         Net income (loss)                         $3,344,437     ($4,599,220)
                                                   ==========     ===========


   Product revenue. Product revenue for the year ended December 31, 1997 totalled $9,255,000 an increase of $4,621,000 or 100% increase over the $4,634,000 recorded in the prior year. The increase was primarily attributable to increased AMVISC sales. Sales of AMVISC as measured in units increased by 6.5% while the average selling price of AMVISC increased by 70% under the new AMVISC supply contract. Future increased selling prices under the AMVISC supply contract will be limited to annual adjustment based on the producer price index.

   Licensing payments. Licensing payments of $2,700,000 were recorded for the year ended December 31, 1997. The Company recorded a $2.5 million licensing payment from Zimmer for ORTHOVISC distribution rights and $200,000 from Orquest for the development of OSSIGEL.

   Gross profit. The Company's gross profit of product revenues increased as a percentage of sales to 48.7% for the year ended December 31, 1997 versus 2.5% in the prior year. The increase in the gross profit was primarily due to a 70% increase in the average unit selling price of AMVISC under the new AMVISC Supply Contract and increased sales volume of ORTHOVISC, which has a higher gross margin per unit than AMVISC.

   Research and development. Research and development expenses for the year ended December 31, 1997 decreased by $531,000, or 21.3% to $1,958,000 from $2,489,000 recorded in the prior year. The decrease was primarily due to a reduction in expenses associated with the ORTHOVISC clinical trial which was completed in June 1997.

   Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 1997, decreased by $302,000, or 12.6%, to $2,092,000 from $2,394,000 in the prior year. The staffing level was substantially the same. The decrease is primarily attributable to the fact that during 1996 the Company incurred severance payments to the former president and had a $544,000 writeoff of leasehold improvements and lease expenses resulting from the close of one of the Company's facilities.

   Net interest income. The Company's net interest income increased to $262,000, or 57%, in the year ended December 31, 1997 from $167,000 in the prior year. The increase is attributable to the Company having more cash to invest on average in the year ended December 31, 1997 as compared to 1996.

   Tax expense. The Company recorded tax expense for the year ended December 31, 1997 of $78,677 which consisted of current tax expense of $1,375,000 (tax rate of 40.2%) offset by a tax benefit of $1,297,000 from net operating loss carryforwards. At December 31, 1997 the company has a remaining tax benefit of $3,256,000 from net operating loss carryforwards to offset future tax expense.

Four months ended December 31, 1996 compared to four months ended December 31, 1995

Statement of Operations
Detail

                                             Four Months ended
                                          Dec 31, 1996   Dec 31, 1995
                                          ------------   ------------
                                                         (unaudited)
   Net sales                              $ 1,212,041    $1,191,215
   Cost of sales                            1,308,625     1,263,249
                                          -----------     ---------
      Gross loss                              (96,584)      (72,034)
   Operating expenses:
      Research and development              1,310,330       456,315
      Selling, general and administrative   1,308,583       384,215
                                          -----------    ----------
         Total operating expenses           2,618,913       840,530
                                          -----------     ---------
         Loss from operations              (2,715,497)     (912,564)
         Interest income                      (57,898)       (5,303)
                                          ------------   -----------
         Loss before income taxes          (2,657,599)     (907,261)
      Income taxes                                 --            --
   Net loss                               $(2,657,599)   $ (907,261)
                                          ===========    ==========

   Net Sales. Net sales of HA products for the four month transitional period ended December 31, 1996 totaled $1.2 million, which was substantially unchanged from the net sales recorded for the comparable four month period of the prior year.

   Gross loss. The Company's gross loss as a percentage of net sales was 8.0% for the four month transitional year ended December 31, 1996, an increase of two percentage points from the 6.0% gross loss for the same period in 1995. The increase was primarily attributable to increased sales of HA products with lower margins.

   Research and development. Research and development expenses for the four-month transitional year ended December 31, 1996 increased by $854,000, or 187.3%, to $1.3 million from $456,000 for the same period in 1995. The increase was primarily attributable to $600,000 in expenses related to the clinical trial for ORTHOVISC and the amortization of $375,000 of unearned stock option compensation related to the amendment of the employment agreement of the Company's chief scientist.

   Selling, general and administrative. Selling, general and administrative expenses for the four-month transitional year ended December 31, 1996 increased by $925,000, or 240.9%, to $1.3 million from $384,000 for the same period in 1995. The increase was primarily attributable to the hiring of additional marketing and administrative staff, a $544,000 write-off of leasehold improvements and lease expenses resulting from closing one of the Company's facilities, and $200,000 in severance costs associated with the departure of the Company's former president.

Year ended August 31, 1996 compared to year ended August 31, 1995

   Net sales. Net sales of HA products totaled $4.6 million in the fiscal year ended August 31, 1996 representing an increase of $1.3 million, or 38.2%, from the $3.4 million for fiscal 1995. The increase was primarily attributable to an increase in the unit volume of AMVISC sales.

   Gross profit. The Company's gross profit as a percentage of net sales declined to 3% in the fiscal year ended August 31, 1996, from 7% in fiscal 1995. During the year ended August 31, 1996 the balance in the AMVISC manufacturing reserve of $521,000 was written off to cost of goods sold since the previous AMVISC supply contract was marginally profitable and it expired on December 31, 1996. The Company determined that the reserve was no longer required because the previous AMVISC supply contract was expected to remain marginally profitable through the end of the contract period. The decrease in gross profit as a percentage of net sales is attributable to higher manufacturing costs per unit in the fiscal year ended August 31, 1996 versus fiscal 1995 and an unfavorable mix of product sales in the fiscal year ended August 31, 1996 versus fiscal 1995.

   Research and development. Research and development expenses increased by $317,000, or 24.0%, to $1.6 million in the fiscal year ended August 31, 1996 from $1.3 million in fiscal 1995. The increase was attributable primarily to the commencement of the ORTHOVISC clinical trial in the United States.

   Selling, general and administrative. Selling, general and administrative expenses for the fiscal year ended August 31, 1996 increased by $565,000, or 62.5%, to $1.5 million from $904,000 in fiscal 1995. The increase was attributable primarily to additions to administration staffing for the fiscal year ended August 31, 1996, increased selling and marketing costs associated with the international commercialization of ORTHOVISC and severance payments to the Company's former president.

   Net interest income. The Company's net interest income increased to $114,000, or 293.0%, in the fiscal year ended August 31, 1996 from $29,000 in fiscal 1995. The increase is attributable to the Company having higher cash balances on average in the fiscal year ended August 31, 1996 as compared to fiscal 1995.

   Income tax benefit. The Company has not recorded income tax benefits for the fiscal years ended August 31, 1996 and 1995. The Company will not be able to record income tax benefits from the operating losses incurred after May 1, 1993 until the Company has operating profits, since the realization of these benefits cannot be reasonably assured.

LIQUIDITY AND CAPITAL RESOURCES

   In December 1997, the Company completed a secondary public offering of 2,725,000 shares of Common Stock that raised net proceeds of approximately $17 million.

   At December 31, 1997, the Company had cash and cash equivalents of $22.7 million and working capital of $25.3 million. The Company believes that its cash on hand will be sufficient to meet its operating requirements for at least another 24 months. Thereafter, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. Although the Company achieved profitability for the year ended December 31, 1997 there can be no assurance that the Company will continue to record profits in future periods. For 1997, the Company's unit sales of AMVISC substantially exceeded the minimum obligations under the AMVISC Supply Agreement. For 1998, the Company can provide no assurance that unit sales of AMVISC for 1998 will exceed minimum annual purchase obligations. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash and cash equivalents, will be adequate to fund operations is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors" as well as in this 10-KSB generally.



   In March 1996, the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and accredited investors. Total gross proceeds were approximately $4.0 million and net proceeds to the Company after fees and expenses were approximately $3.5 million. In connection with the private placement, the Company issued to the private placement agent warrants to purchase 57,036 shares of Common Stock at $4.00 per share and warrants to purchase 146,664 shares of Common Stock at $3.00 per share. The proceeds from the private placement were used to repay $1.0 million of indebtedness and for working capital.

RECENTLY ISSUED ACCOUNTING STANDARDS

      New Accounting Standards

      In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in a full-set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. Both statements, which are effective for the Company in its year ending December 31, 1998, are not expected to have a material impact on the Company's financial position or results of operations.

      Year 2000

      The Year 2000 issue is the result of computer programs that are not able to differentiate between the year 1900 and the year 2000 because they were written using two digits instead of four digits to define the applicable year. A review of the Company's computer system has been performed to identify the systems and software that could be affected by this issue. The Company currently believes that with the conversion to new software systems, the Year 2000 problem will not pose an operational problem to the Company. However, there can be no assurance that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance for its computer systems, which could result in a material adverse effect on the operations and financial position of the Company.

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

   History of Losses; Uncertainty of Future Profitability. The Company has incurred annual operating losses since its inception in May 1993 and had an accumulated deficit of approximately $6.0 million as of December 31, 1997. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and, although the Company had net income of $3,344,000 for the year ended December 31, 1997, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

      Competition. The Company competes with many companies, including large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than the Company. The Company also competes with academic institutions, governmental agencies and other research organizations which may be involved in research, development and commercialization of products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular product will depend in part upon the ability of the Company to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Comprehensive Government Regulation; No Assurance of FDA Approval. The Company's products, product development activities, manufacturing processes, and current and future sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the United States, the FDA regulates the marketing, advertising, promotion, and distribution of medical devices, drugs, and biologics, as well as testing, manufacturing, labeling, recordkeeping, and reporting activities for such products.

   Medical products regulated by the FDA are generally classified as devices and/or drugs and/or biologics. Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for the Company's new products on a timely basis if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of the Company's product development process which may adversely affect approval of or delay an application or require additional expenditures by the Company. In the event the Company's future products are regulated as human drugs or biologics, the FDA's review process typically would be substantially longer and more expensive than the review process for devices.

   The Company's ORTHOVISC product is currently regulated as a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC in the U.S., it must obtain FDA approval of a PMA. The Company has submitted a PMA for ORTHOVISC and it was accepted for filing by the FDA in February 1998. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. There can be no assurance that the FDA will approve a PMA application for ORTHOVISC on a timely basis, if at all, or that the FDA review will not involve delays that will affect the Company's ability to commercialize additional products or expand permitted uses of existing products. Furthermore, even if granted, the approval may include significant limitations on the indications for use for which the product may be marketed.

   The Company's developmental HA products, including INCERT and HA oligosaccharides, have not obtained regulatory approval in the U.S. for investigational use and/or commercial marketing and sale. The Company believes that INCERT will be regulated as a Class III medical device and HA oligosaccharides will be regulated as a drug, although there can be no assurance that such products will not be otherwise classified. Before undertaking clinical trials in the U.S. to support a PMA, the Company must apply for and obtain FDA and/or institutional review board ("IRB") approval of an investigation device exemption ("IDE"). There can be no assurance that the Company will be permitted to undertake clinical trials of these or other future products in the U.S. or that clinical trials will demonstrate that the products are safe and effective or otherwise satisfy the FDA's pre-market approval requirements. Orquest has not received regulatory approval in the U.S. for the investigational use and/or commercial marketing and sale of OSSIGEL. OSSIGEL may be regulated as a Class III medical device, a biologic, a drug or a combination thereof. There can be no assurance that Orquest will be permitted to undertake clinical trials of OSSIGEL or, if clinical trials are permitted, that such clinical trials will demonstrate that OSSIGEL is safe and effective or otherwise satisfy FDA requirements.

   Once obtained, marketing clearance can be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances. The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, changes in manufacturing methods or quality control systems and changes in performance or design specifications. Failure by the Company to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. Significant delay or cost in obtaining, or failure to obtain FDA clearance to market products, any FDA limitations on the use of the Company's products, or any withdrawal or suspension of clearance by the FDA could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, all FDA-approved products manufactured by the Company must be manufactured in compliance with FDA's Good Manufacturing Practices ("GMP") regulations or, for medical devices, FDA's Quality System Regulations ("QSR"). Ongoing compliance with GMP, QSR and other applicable regulatory requirements is monitored through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. There can be no assurance that the Company will be able to comply with current or future FDA requirements applicable to the manufacture of products.

   FDA regulations depend heavily on administrative interpretation and there can be no assurance that the future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition, changes in the existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

   Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

   In addition to regulations enforced by the FDA, the Company is subject to other existing and potential future federal, state, local and foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To enable the Company to market its products in Europe, the Company was required to receive a "CE" marking certification, an international symbol of quality and compliance with the applicable European medical device directive. In October 1996, the Company received an EC Design Examination and an EC Quality System Certificate from a European Notified Body, which entitles the Company to affix a CE marking on ORTHOVISC for the treatment of osteoarthritis in synovial joints. There can be no assurance that the Company will be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of its products or that it will be able to produce its products in a timely and profitable manner while complying with applicable requirements. Federal, state, local and foreign regulations regarding the manufacture and sale of medical products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement also vary widely from country to country.

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

      Uncertainty Regarding Success of Clinical Trials. Several of the Company's products, including INCERT and HA oligosaccharides, as well as the products of the Company's collaborative partners, including OSSIGEL, will require clinical trials to determine their safety and efficacy in humans for various conditions. There can be no assurance that the Company or its collaborative partners will not encounter problems that will cause it to delay or suspend clinical trials of any of these products. In addition, there can be no assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

      Dependence Upon Marketing Partners. The Company does not plan to directly market and sell its current products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. The Company currently manufactures AMVISC and AMVISC Plus for Bausch & Lomb Surgical under a non-exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Chiron Vision has purchased AMVISC and AMVISC Plus in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC supply contract. There can be no assurance that the acquisitions will be consummated or if consummated, that Bausch & Lomb, Inc. will continue to purchase AMVISC and AMVISC Plus at levels beyond the stated minimum annual purchase obligations. Any such decrease in orders under the AMVISC supply contract could have a material adverse effect on the Company's business, financial condition and results of operations. For the years ended December 31, 1997 and 1996, AMVISC and AMVISC Plus sales through Chiron Vision accounted for 65% and 92% of net sales, respectively.

   On November 7, 1997, the Company entered into a distribution agreement with Zimmer for the exclusive marketing and distribution of ORTHOVISC in the United States, Canada and selected countries in the Asia-Pacific region. While the agreement provides for future payments to the Company of up to $20.5 million (which includes the right upon attaining certain milestones, at Zimmer's election, to make an equity investment in the Company equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price), such payments are contingent upon the achievement of certain enumerated regulatory approval and sales milestones. There can be no assurance that such milestones will be met on a timely basis or at all and, accordingly, that any such payments will be received by the Company. In addition, Zimmer has the right to terminate the agreement on August 1, 1998 if certain specified events occur prior to that date and upon payment to Anika of $1.0 million in cash. These circumstances include (i) the failure of Zimmer to sell a stated minimum number of units of ORTHOVISC during the second quarter of 1998 or the failure of a competitor of the Company to report enumerated sales minimums during the first two quarters of 1998, (ii) an FDA requirement of additional clinical trials for ORTHOVISC or the FDA's acceptance for filing by a party other than Anika or its primary competitors of a PMA for an injectable HA product for the treatment of OA in humans without requiring submission of an IDE clinical study to support the application, (iii) both Synvisc and Hyalgan are either voluntarily or involuntarily withdrawn from the U.S. market, or (iv) if Zimmer undergoes a company-wide restructuring prior to June 30, 1998 which results in Zimmer's determination that the knee implant product line is not a core product. There can be no assurance that any of these events will not occur or, if any such event does occur, that Zimmer will not elect to terminate the agreement. Any such termination would have a material adverse effect on the Company's ability to market ORTHOVISC, which may have a material adverse effect on the Company's future operating results.

   The Company will need to obtain the assistance of additional marketing partners for new products which are brought to market and existing products brought to new markets. There can be no assurance that such additional partners will be available or that such partners will agree to market the Company's products on acceptable terms. The failure to establish strategic partnerships for the marketing and distribution of the Company's products on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

      Uncertainty of Market Acceptance of New Products. The Company's success will depend in part upon the acceptance of the Company's new products by the medical community, hospitals and physicians and other health care providers, and third-party payors. Such acceptance may depend upon the extent to which the medical community perceives the Company's products as safer, more effective or cost-competitive than other similar products. Ultimately, for the Company's new products to gain general market acceptance, it will also be necessary for the Company to develop marketing partners for the distribution of its products. There can be no assurance that the Company's new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of the Company's new products to achieve significant market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence on Patents and Proprietary Technology. The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of invention (see below), which could result in failure to obtain or the loss of patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to the Company, such interference proceedings could result in substantial cost to the Company. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by the Company, the Company could be forced to cease using the technologies or marketing the products covered by such rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company using the resulting alternative technology.

   The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. The Company co-owns certain United States patents and a patent application which claim certain adhesion prevention uses and certain drug delivery uses of HA, and solely owns patents directed to certain manufacturing processes. The Company also holds an exclusive license from Tufts University to use technologies claimed in a United States patent application which has been granted a Notice of Allowance from the U.S. Patent Office for the anti-metastasis applications of HA oligosaccharides. The Company's issued patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any patents which arise from the Company's licensed application would provide competitive protection, if at all, only in the United States. The Company has not, to date, pursued foreign patents equivalent to those issued or applied for in the United States.

   Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company has received notice from the PTO that a third party is attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT for post- surgical adhesion prevention. Although the Company believes that an interference will be declared by the PTO, it is too early to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT product, and no assurance can be given that the Company would be successful in any such interference proceeding. If the third-party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of the INCERT products, which could have a material adverse effect on the Company's future operating results.

   The Company also relies upon trade secrets and proprietary know-how for certain unpatented aspects of its technology. To protect such information, the Company requires all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by the Company, others have not and will not obtain access to the Company's proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology.

   Pursuant to the AMVISC supply contract the Company has agreed to grant Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions which relate to AMVISC products, effective on December 31, 2001, the termination date of the AMVISC supply contract which became effective on January 1, 1997. Upon expiration of the AMVISC supply contract, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations could be materially and adversely affected.

      Risks Associated with Manufacturing. The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Woburn, Massachusetts. The operation of biomedical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, the Company relies on a single supplier for syringes and a small number of suppliers for a number of other materials required for the manufacturing and delivery of its HA products. Furthermore, manufacturing processes and research and development efforts of the Company involve animals and products derived from animals. The utilization of animals in research and development and product commercialization is subject to increasing focus by animal rights activists. The activities of animal rights groups and other organizations that have protested animal based research and development programs or boycotted the products resulting from such programs could cause an interruption in the Company's manufacturing processes and research and development efforts. The occurrence of material operational problems, including but not limited to the events described above, could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

   No Assurance of Ability to Manage Growth. The Company's future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. There can be no assurance that if substantial growth in product sales and the demand for the Company's products is achieved, the Company will be able to (i) develop the necessary manufacturing capabilities, (ii) obtain the assistance of additional marketing partners, (iii) attract, retain and integrate the required key personnel, or (iv) implement the financial, accounting and management systems needed to manage growing demand for its products, should it occur. Failure of the Company to successfully manage future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

   Third Party Reimbursement and Health Care Cost Containment Initiatives. In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as the Company's products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. Reimbursement by a third party payor may depend on a number of factors, including the payor's determination that the use of the Company's products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company or its marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by the Company. Outside the U.S., the success of the Company's products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by governments and other third party payors for the Company's products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

      Need for Additional Funds; Liquidity. The Company anticipates that its cash and cash equivalents of $22.7 million on December 31, 1997 will be adequate to fund its operations for 24 months from December 31, 1997. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

   Environmental Regulation. The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic, or other hazardous substances used in the manufacture of the Company's products. Any failure by the Company to control the use, disposal, removal or storage of hazardous chemicals or toxic substances could subject the Company to significant liabilities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks Relating to International Operations. Approximately 14.5% of the Company's product sales during 1997 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

      Potential Volatility of Stock Price; No Control Over Market Making. The market price of shares of the Company's Common Stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by the Company or its competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Company's Common Stock. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. The Company's operating results in future quarters may be below the expectations of equity research analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

   No person is under any obligation to make a market in the Common Stock or publish research reports on the Company, and any person making a market in the Common Stock or publishing research reports on the Company may discontinue market making or publishing such reports at any time without notice. There can be no assurance that an active public market in the Common Stock will develop or, if developed, will be sustained.

      Lack of Payment of Dividends on Common Stock. The Company has never paid cash dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business.

      Control by Principal Stockholders, Directors and Officers. The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 24.8% of the outstanding shares of Common Stock. As a result, these stockholders may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

   Possible Adverse Effect of Certain Anti-Takeover Provisions. Certain provisions of the Company's Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of the Company and preventing certain changes in control. These provisions include a classified Board of Directors, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, the provision that vacancies on the Board of Directors be filled by a majority of the remaining directors, the ability of the Board of Directors to issue, without further stockholder approval and the ability of the Board of Directors to adopt a shareholder rights plan without seeking stockholder approval. The Company also is subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. These provisions could discourage a third party from pursuing a takeover of the Company at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquiror from acquiring control of the Company and its Board of Directors.

ITEM 7. FINANCIAL STATEMENTS

                                            BALANCE SHEETS

                                                                                          As of,
                                                                                -------------------------
                                                                                December 31,     December 31,
                                                                                ------------     ------------
                                                                                1997             1996
                                                                                ----             ----

ASSETS
------

Current assets:

    Cash and cash equivalents................................................   $ 22,679,820    $2,704,665
    Accounts receivable......................................................      1,918,293       539,004
    Inventories..............................................................      2,541,552     2,481,646
    Prepaid expenses.........................................................        610,364       306,537
                                                                                ------------    ----------
      Total current assets...................................................     27,750,029     6,031,852

Property and equipment.......................................................      4,138,365     3,865,330
Less accumulated depreciation................................................      3,325,321     3,046,286
                                                                                ------------    ----------
        Net property and equipment...........................................        813,044       819,044
                                                                                ------------    ----------

Loan receivable from officer.................................................         75,000            --
Long term deposits...........................................................        111,265        68,765
                                                                                ------------    ----------
        Total Assets.........................................................   $ 28,749,338    $6,919,661
                                                                                ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.........................................................   $    967,986    $  550,314
    Accrued expenses.........................................................      1,253,154     1,055,234
    Deferred revenue.........................................................        200,000       200,000
                                                                                ------------    ----------
        Total current liabilities............................................      2,421,140     1,805,548
                                                                                ------------    ----------

Advance rent payment.........................................................        103,912       142,775

Redeemable convertible preferred stock; $.01 par value: authorized 750,000 shares; issued and outstanding zero shares and 126,259 shares,
   respectively; at cost of $20.00 per share plus accrued dividends..........             --     2,602,527

Stockholders' equity:
   Undesignated preferred stock; $.01 par value: authorized 1,250,000 shares;
     no shares issued and outstanding........................................             --            --

   Common stock; $.01 par value: authorized 15,000,000 shares; issued and
     outstanding 9,691,091 shares and 4,930,719 shares, respectively.                 96,911        49,307
     Additional paid-in capital..............................................     32,156,504    11,693,070
     Accumulated deficit.....................................................     (6,029,129)   (9,373,566)
                                                                                ------------    ----------
         Total stockholders' equity..........................................     26,224,286     2,368,811
                                                                                ------------    ----------
         Total Liabilities and Stockholders' Equity..........................   $ 28,749,338    $6,919,661
                                                                                ============    ==========

See accompanying notes to financial statements.

ANIKA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

                                                                           Four
                                                                           month
                                                            Year           transitional  Year
                                                            ended          year ended    ended
                                                            December 31,   December      August 31,
                                                            1997           31, 1996      1996
                                                            ----           --------      ----
Product revenue ..........................................  $ 9,255,338    $ 1,212,041   $ 4,612,918
Licensing fees ...........................................    2,700,000             --            --
                                                            -----------    -----------   -----------
              Net sales...................................   11,955,338      1,212,041     4,612,918
    Cost of product revenue...............................    4,744,123      1,308,625     4,472,214
                                                            -----------    -----------   -----------
        Gross profit (loss)...............................    7,211,215        (96,584)      140,704

Operating expenses:
    Research and development..............................    1,957,796      1,310,330     1,634,640
    Selling, general and administrative...................    2,092,467      1,308,583     1,469,257
                                                            -----------    -----------   -----------
         Total operating expenses.........................    4,050,263      2,618,913     3,103,897
                                                            -----------    -----------   -----------
    Income (loss) from operations ........................    3,160,952     (2,715,497)   (2,963,193)
    Interest income, net..................................     (262,162)       (57,898)     (114,314)
                                                            -----------    -----------   -----------
Income (loss) before income taxes.........................    3,423,114     (2,657,599)   (2,848,879)
                                                            -----------    -----------   -----------
Income taxes..............................................       78,677             --            --
                                                            -----------    -----------   -----------
         Net income (loss)................................  $ 3,344,437    $(2,657,599)  $(2,848,879)
                                                            ========================================

Basic earnings (loss) per share ..........................  $      0.60    $     (0.56)  $     (0.76)
                                                            ===========    ===========  ============
Shares used for computing basic earnings per share........    5,436,474      4,905,381     4,052,660

Diluted earnings (loss) per share ........................  $      0.44    $      (.56)  $      (.76)
                                                            ===========    ============  ============

Shares used for computing diluted earnings per share......    7,587,393      4,905,381     4,052,660

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Additional      Unearned                        Total
                                            Common stock               paid-in         stock           Accumulated     stockholders'
                                            $.01 par value             capital         option          deficit         equity
                                                                       -------         compensation    -----------     ------
                                                                                       -------------
                                              Shares        Amount
                                            ----------------------

Balance, September  1, 1995 ..........      3,291,475   $     32,915   $  7,378,514    $         --    $ (3,867,088)   $  3,544,341
Exercise of common  stock
   options ...........................         74,804            748        158,752              --              --         159,500
Issuance of common stock to
   401(k) plan .......................         19,447            194         79,176              --              --          79,370
Dividend on redeemable convertible
   preferred stock ...................             --             --       (224,605)             --              --        (224,605)
Issuance of common stock, net ........      1,455,000         14,550      3,527,035              --              --       3,541,585
Unearned stock option
   compensation ......................             --             --        632,813        (468,750)             --         164,063
Net loss .............................             --             --             --              --      (2,848,879)     (2,848,879)
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, August 31, 1996 .............      4,840,726         48,407     11,551,685        (468,750)     (6,715,967)      4,415,375
                                         ------------   ------------   ------------    ------------    ------------    ------------
 Exercise of common  stock
   options ...........................         83,733            837        193,049              --              --         193,886
Issuance of common stock to
   401(k) plan .......................          6,260             63         27,381              --              --          27,444
Dividend on redeemable convertible
   preferred stock ...................             --             --        (79,045)             --              --         (79,045)
Unearned stock option
   compensation ......................             --             --             --         468,750              --         468,750
Net loss .............................             --             --             --              --      (2,657,599)     (2,657,599)
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1996 ...........      4,930,719         49,307     11,693,070              --      (9,373,566)      2,368,811
                                         ------------   ------------   ------------    ------------    ------------    ------------
Exercise of common stock
   options ...........................        228,047          2,281        583,394              --              --         585,675
Issuance of common stock, net ........      2,725,000         27,250     17,004,231              --              --      17,031,481
Issuance of common stock to 401(k)
   plan ..............................         25,795            258        133,147              --              --         133,405
Issuance of common stock to Board of
Directors ............................          8,000             80         43,670              --              --          43,750
Conversion of redeemable convertible
   preferred stock ...................      1,773,530         17,735      2,802,027              --              --       2,819,762
Dividend on redeemable convertible
   preferred stock ...................             --             --       (103,035)             --              --        (103,035)
Net income ...........................             --             --             --              --       3,344,437       3,344,437
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1997 ...........      9,691,091   $     96,911   $ 32,156,504    $         --    $ (6,029,129)   $ 26,224,286
                                         ============   ============   ============    ============    ============    ============

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
                                                                                                    Four month
                                                                                 Year               transitional       Year
                                                                                 ended,             year ended,        ended,
                                                                                 Dec. 31,           Dec. 31,           Aug. 31,
                                                                                 1997               1996               1996
                                                                                 -------            ------------       -----------
Cash flows from operating activities:
   Net income (loss) ......................................................      $  3,344,437       $ (2,657,599)      $ (2,848,879)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization ........................................           279,035            129,827            352,209
     Impairment of leasehold improvements .................................                --            375,924            200,000
     Amortization of unearned stock compensation ..........................                --            468,750            164,063
     Common stock issued to 401(k) plan and Board of
        Directors .........................................................           177,155             27,444             79,370
     Other long-term liabilities ..........................................           (38,863)           (57,225)          (520,757)
     Changes in operating assets and liabilities:
        Accounts receivable ...............................................        (1,379,289)            92,912           (440,940)
        Inventories .......................................................           (59,906)            32,634            778,136
        Prepaid expenses ..................................................          (303,827)           195,672           (183,247)
        Accounts payable and accrued expenses .............................           615,592            364,230            786,365
                                                                                 ------------       ------------       ------------
          Net cash provided by (used for) operating activities ............         2,634,334         (1,027,431)        (1,633,680)
                                                                                 ------------       ------------       ------------

Cash flows used for investing activities:
   Long term deposits .....................................................           (42,500)           (68,765)                --
   Additions to property and equipment ....................................          (273,035)           (44,048)          (413,752)
    Loan receivable from officer ..........................................           (75,000)                --                 --
                                                                                 ------------       ------------       ------------
          Net cash used for investing activities ..........................          (390,535)          (112,813)          (413,752)
                                                                                 ------------       ------------       ------------

Cash flows provided by financing activities:
   Proceeds from issuance of common stock, net ............................        17,031,481                 --          3,541,585
   Expenses from issuance of preferred stock ..............................                --                 --            (27,293)
   Proceeds  from exercise of preferred  stock  warrants ..................           114,200                 --                 --
   Proceeds from exercise of stock options ................................           585,675            193,886            159,500
   Payments on long-term debt .............................................                --                 --           (800,000)
                                                                                 ------------       ------------       ------------
          Net cash provided by financing activities .......................        17,731,356            193,886          2,873,792
                                                                                 ------------       ------------       ------------
          Increase (decrease) in cash and cash equivalents ................        19,975,155           (946,358)           826,360
Cash and cash equivalents at beginning of period ..........................         2,704,665          3,651,023          2,824,663
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at end of period ................................      $ 22,679,820       $  2,704,665       $  3,651,023
                                                                                 ============       ============       ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .................................................      $      2,771                 --       $     42,222
                                                                                 ============       ============       ============

Supplemental disclosure of non cash items:

   Repayment of debt through future deferred sublease
     payments .............................................................      $         --       $         --       $    200,000
                                                                                 ============       ============       ============
   Conversion of redeemable convertible
     preferred stock ......................................................      $  2,819,762                 --                 --
                                                                                 ============       ============       ============
   Dividend on redeemable convertible
     preferred stock ......................................................      $    103,035       $     79,045       $    224,605
                                                                                 ============       ============       ============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

      Anika Therapeutics, Inc. (the Company) develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue.

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

      The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures AMVISC(R) and AMVISC Plus(R), which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch and Lomb Surgical, a subsidiary of Bausch and Lomb. The Company is currently developing INCERT(R), which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop OSSIGELTM, an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

      Commencing on December 31, 1996, the Company changed its fiscal year end from August 31 to December 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

      Anika became an independent company in May 1993 when MedChem Products, Inc. ("MedChem"), distributed 3,154,812 shares of outstanding Anika common stock to MedChem stockholders as a dividend.

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

   Financial Instruments

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short term maturity of these items.

   Inventories

      Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

   Revenue Recognition

      The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership. The Company records advance payments for products as deferred revenue and records the revenue when the product is shipped.

      Revenue related to licensing payments is recognized when the earnings process is deemed to be complete and collection of revenue is assured.

   Property and Equipment

      Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

       Machine and equipment ............................ 5-10 years
       Furniture and fixtures ............................. 5 years
       Leasehold improvements .......................... 4-10 years

      Amortization on leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated life of the asset.

   Impairment of Long-Lived Assets and Assets to Be Disposed Of

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), on September 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

      During the four-month transitional year ended December 31, 1996 and the fiscal year ended August 31, 1996 the Company recorded losses on impairment for certain leasehold improvements of approximately $376,000 and $200,000, respectively. The losses resulted from relocating the corporate offices and the Company's unsuccessful attempts to obtain sublease income sufficient enough to recover the amortization of the improvements.

   Research and Development

      Research and Development costs are expensed as incurred.

   Earnings (Loss) Per Share

   The Company has adopted SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings (loss) per share, simplifying previous standards and making them comparable to international earnings per share standards.

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

   Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e. antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at December 31, 1996 and August 31, 1996 were approximately 2,203,871 and 2,086,467, respectively.

   For the four month transitional year ended December 31, 1996 and the fiscal to year ended August 31, 1996, the numerator and denominator used to compute both basic and diluted earning per share were the same due to the fact that the Company incurred a net loss in both periods.

   The following illustrates a reconciliation of the numerator and denominator for the December 31, 1997 basic and diluted earnings per share computations.

                                           For the year ended December 31, 1997
                                       -----------------------------------------
                                       Income          Shares          Per-Share
                                       (Numerator)     (Denominator)   Amount
                                       -----------     -------------   ------
     Net income                        3,344,437

     Less: Redeemable convertible
       preferred stock dividend         (103,035)
                                       ---------
     Basic EPS
     Income available to
       common stockholders             3,241,401       5,436,474       $.60
                                       =========       =========       ====

     Effect of Dilutive Securities
       Warrants and options                              952,482
       Redeemable convertible
          preferred stock                103,035       1,198,437
                                       ---------

     Diluted EPS
       Income available to
       common stockholders             3,344,437       7,587,393       $.44
                                       =========       =========       ====

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

   Stock Based Compensation

      Prior to August 31, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On September 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock- Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings
(loss) disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS 123 (see note 8).

   Significant Customers

      Sales of AMVISC to Chiron Vision, who was acquired by Bausch & Lomb Surgical, accounted for 84%, 94% and 89% of total product revenue for the year ended December 31, 1997, the four-month transitional year ended December 31, 1996 and the fiscal year ended August 31, 1996, respectively. In addition, ORTHOVISC(R) sales to another customer accounted for 14.5% of total product revenue for the year ended December 31, 1997.

   Concentration of Credit Risks

      The Company invests its excess cash in deposits with major U.S. financial institutions and money market funds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any losses on its cash equivalents and money market funds.

3. INVENTORIES

      Inventories consist of the following:

                                              December 31,
                                         1997              1996
                                      ----------        ----------
      Raw materials ...............   $  442,364        $  691,826
      Work in process .............    2,098,736         1,780,964
      Finished goods ..............          452             8,856
                                      ----------        ----------
              Total................   $2,541,552        $2,481,646
                                      ==========        ==========

4. PROPERTY & EQUIPMENT

      Property and equipment consists of the following:

                                             December 31,
                                        1997              1996
                                     ----------------------------
      Machinery and equipment .....  $2,353,761        $2,188,463
      Leasehold improvements.......   1,495,923         1,397,907
      Furniture and fixtures ......     288,681           278,960
                                     ----------        ----------
              Total................  $4,138,365        $3,865,330
                                     ==========        ==========

5. LOAN RECEIVABLE FROM OFFICER

      Loan receivable from an officer consists of a loan made to an officer of the Company on March 17, 1997. The entire balance is due at the earlier of the end of five years or at the termination of the officer's employment. Interest accrues at an annual rate of 6% and is payable monthly over the term of the loan.

6. ACCRUED EXPENSES

      Accrued expenses consists of the following:

                                           December 31,
                                        1997           1996
                                      -----------  ----------
       Accrued compensation .......   $   612,176  $  308,496
       Other accrued expenses .....       640,978     746,738
                                      -----------  ----------
               Total ..............   $ 1,253,154  $1,055,234
                                      ===========  ==========

7. LEASE OBLIGATIONS

      The Company leases two facilities with one lease expiring in February 2001 and the other in October 2001. As of December 31, 1997 one facility is being partially sublet. These leases are accounted for as operating leases in the accompanying statements of operations. Net rental payments in connection with the leases, totaled $352,922 for the year ended December 31, 1997, $115,074 for the four-month transitional year ended December 31, 1996 and $369,928 for the fiscal year ended August 31, 1996. Future minimum lease payments under the operating leases and sublease income for the years ending December 31 are as follows:

                             Lease            Sublease             Net
                           Payments            Income           Payments
                           --------          ---------         ---------
       1998 ...........   $  453,712         $  43,458         $  410,254
       1999 ...........      477,338            44,024            433,314
       2000 ...........      502,145            44,625            457,520
       2001 ...........      132,814            14,946            117,868
       2002 ...........           --                --                 --
                          ----------         ---------         ----------
               Total      $1,566,009         $ 147,053         $1,418,956
                          ==========         =========         ==========

8. STOCK OPTION PLAN

      In 1993, the Company adopted the Anika Therapeutics, Inc. Stock Option Plan (the "Plan") and reserved 1,000,000 shares of the Company's common stock for the grant of stock options to employees, officers, directors, consultants and advisors of the Company. In addition, the Company also established the Directors Stock Option Plan (the "Directors Plan") and reserved 40,000 shares of the Company's common stock for the Board of Directors. On March 21, 1995 the Company's Board of Directors approved an increase in the number of shares reserved for grant under the Plan to 2,000,000 shares and the Company's stockholders approved such an increase at the Annual Meeting of Stockholders held on January 10, 1996.

      On October 28, 1997, the Company amended the Plan to reserve an additional 1,000,000 shares of common stock. In addition, the Board of Directors granted to certain executive officers and employees of the Company options to acquire 269,000 shares of common stock at an exercise price of $7.625 per share, vesting over a four-year period. Such grants are subject to stockholder approval of the amendment to the Plan. If the amendment is approved, the Company will be required to record compensation expense with respect to the 269,000 options granted equal to the difference, if any, between the exercise price and the market value of the common stock at the time of such approval. Such compensation expense, if any, will be recognized on a straight line basis over the option's four year vesting period.

      Combined option activity for both plans is summarized as follows:

                                                   Weighted Avg Exercise
                                       Shares      Price per Share
                                       ------      ---------------
       Balance at September 1, 1995    1,346,072         $2.55
               Granted                   302,750          1.69
               Canceled                 (146,391)         2.83
               Exercised                 (74,804)         2.13
                                       ---------         -----
       Balance at August 31, 1996      1,427,627          2.36
               Granted                   435,500          4.91
               Canceled                       --            --
               Exercised                 (83,732)         2.35
                                       ---------         -----
       Balance at December 31, 1996    1,779,395          2.99
               Granted                   309,500          7.40
               Canceled                  (14,333)         2.42
               Exercised                (228,047)         2.54
                                       ---------         -----
       Balance at December 31, 1997    1,846,515         $3.77
                                       =========         =====

      Generally, options vest in varying installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. The price range of options exercisable as of December 31, 1997, December 31, 1996 and August 31, 1996 was from $1.383 to $5.25, $1.067 to $2.625 and $1.383 to $4.781, respectively. Options for 1,148,680 shares were exercisable at December 31, 1997.


      The following table summarizes significant ranges of outstanding options under the Plan and the Directors Plan at December 31, 1997:

            Options Outstanding                     Options Exercisable
------------------------------------------------  ----------------------
                           Weighted
                            Average     Weighted                Weighted
Ranges of                  Remaining     Average                 Average
 Exercise       Number    Contractual   Exercise     Number     Exercise
   Price     Outstanding      Life        Price    Exercisable    Price
-----------  -----------  -----------  ----------  -----------  --------
$0.50-$2.00    264,178        7.50        $0.96      239,178     $1.01
$2.01-$4.50    906,895        6.71        $2.84      792,894     $2.76
$4.51-$6.77    401,442        8.58        $5.11      116,608     $5.00
$6.77-$8.13    274,000        9.82        $7.62         -           -

      During 1996, options for 302,750 shares of its $.01 par value common stock were granted by the Company. The Company recorded deferred compensation of $632,813 on options for 168,750 shares to account for the difference between the market value of the stock at the time of grant and exercise price of the options.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized in the accompanying financial statements for its fixed stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for grants under this plan consistent with the methodology of SFAS 123, the Company's net income (loss) for the year ended December 31, 1997, the four-month transitional year ended December 31, 1996, and the fiscal year ended August 31, 1996 would have changed to the pro forma amounts as follows:

                                                 Four month
                                 Year            transitional   Fiscal year
                                 ended           year ended     ended
                                 December 31,    December 31,   August 31,
                                 1997            1996           1996
                                 ----            ----           ----
Net income (loss) reported       $3,344,437      $(2,657,599)   $(2,848,879)

Pro forma net income (loss)....  $2,644,895      $(2,765,290)   $(3,162,717)
                                 ==========      ===========    ===========

      The per share weighted-average fair value of stock options granted during the year ended December 31, 1997, the four-month transitional year ended December 31, 1996, and the fiscal year ended August 31, 1996 was $7.40, $4.91, and $1.69, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: no dividend yield for all three years; expected volatility of 54.8%, 57.8% and 57.9%, respectively; risk-free interest rates of 6.0% for all periods; and expected lives of six years.

      Pro forma net income (loss) reflects only options granted in the year ended December 31, 1997, the four month transitional year ended December 31, 1996, and the fiscal year ending August 31, 1996. Therefore, the full impact of compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of up to four years, and compensation cost for options granted prior to September 1, 1995 is not considered.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On May 17, 1995, the Company issued 120,970 shares of Series A Redeemable Convertible Preferred Stock ("Series A stock") at a selling price of $20.00 per share for a total consideration of $2,235,642, net of offering costs. On December 1, 1997, the Company completed a secondary offering of 2,725,000 shares of common stock. In connection with the completion of the offering the Company converted the entire amount of Series A stock, including accrued dividends, (130,576 shares) to 1,305,760 shares of common stock. In addition the Company also converted all warrants (46,777) issued in connection with the Series A stock to 467,770 shares of common stock.

      Each share of the Series A stock was entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of the Company's underlying common stock. The Company had the right to elect to pay the dividend in cash if certain financial covenants were met. During each consecutive ninety day period in which the average quarterly price of the Company's common stock remained above $6.00 per share, no dividend accrued. As of June 5, 1997, the Company ceased accruing dividends. For the period May 1, 1996 to April 30, 1997 the Company issued 3,952 additional shares of Series A stock to preferred Shareholders as a dividend payment. For the period May 17, 1995 through April 30, 1996, Anika issued 5,289 additional shares of Series A stock to the preferred shareholders as dividend payments. The total recorded values of the dividend payment were $227,266 and $208,227, respectively. For the year ended December 31, 1997, the four month transitional year ended December 31, 1996 and the fiscal year ended August 31, 1996, accrued dividends payable were $0, $158,737 and $79,693, respectively.

      The holders of the Series A stock were entitled to liquidation preference over the common shareholders at $20.00 per share plus accrued dividends. Each share of the Series A stock had voting rights equal to the number of common shares into which each share of Series A stock was convertible at the time of such vote. In addition, the holders of the Series A stock were entitled to certain representation on the Company's Board of Directors based upon the number of shares outstanding.

10. COMMON STOCK

      On December 1, 1997 the Company completed a secondary offering of common stock. In connection with the offering the Company issued 2,725,000 shares of common stock and received total gross proceeds of $19,075,000, and net proceeds of $17,031,481. The Company intends to use the net proceeds of this offering for expansion of its manufacturing facilities, to fund the Company's product research and development efforts, including clinical trials, and for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds of this offering to acquire or invest in new products or technologies or to acquire other businesses.

      In March, 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued common stock to institutional and accredited investors. Total gross proceeds were $3,986,700 and net proceeds to the Company after fees and expenses were $3,541,585. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on May 23, 1996. The proceeds from the private placement were used to repay a $1,000,000 debt obligation and for general working capital purposes.

11. WARRANTS

      In connection with the sale of Series A stock, the Company issued warrants to the holders of Series A stock to purchase 60,485 shares of Series A stock, exercisable at $20.00 per share. These warrants were called by the Company on October 22, 1997 and are no longer outstanding.

      In connection with the private placement of newly issued common stock in March, 1996, the Company issued warrants to Leerink, Swann, Garrity, Sollami, Yaffe and Wynn, Inc. ("Leerink Swann & Company"), for 146,664 shares of common stock exercisable at $3.00 per share and warrants for 57,036 shares of common stock exercisable at $4.00 per share. On January 8, 1998, the notice for mandatory exercise of the warrants by the Company was sent in accordance with the warrant provisions and all warrants were converted into common stock and the Company received $668,136. L. Eric Swann, an officer, director and shareholder of Leerink, Swann & Company, is the son of David A. Swann, Chairman of the Board of Directors of the Company.

12. EMPLOYEE BENEFIT PLAN

      Full-time employees are eligible to participate in the Company 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company can make annual discretionary contributions. For the year ended December 31, 1997, the four-month transitional year ended December 31, 1996, and the fiscal year ended August 31, 1996, the Company's matching contributions and any discretionary contributions to the plan were in the form of the Company's common stock. The Company's total 401(k) savings plan expense for each respective period listed above was $133,405, $27,444 and $79,370, respectively.

13. LICENSING AGREEMENTS

      In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc. ("Zimmer"), a subsidiary of Bristol-Myers Squibb Company (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Australia, Hong Kong, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Taiwan and Thailand. Zimmer also has the option under the agreement to seek regulatory approval for and market ORTHOVISC in Japan and has the right of first offer in China. Upon signing of this agreement, the Company received an up-front non-refundable payment of $2.5 million, which has been recorded as revenue as a licensing fee in the December 31, 1997 statement of operations. Zimmer has also agreed to make future payments aggregating up to $20.5 million upon the achievement of certain regulatory approval and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price. In addition, under the terms of the agreement, Zimmer has the option to terminate the agreement on August 1, 1998 if certain specified events occur prior to that date and upon payment to Anika of $1.0 million.

14. INCOME TAXES

      Deferred tax assets, net of any valuation allowance, and liabilities arising from temporary differences, income tax credit carryforwards and loss carryforwards are measured by using tax rates expected to be in effect when they reverse or are realized. The components of the net deferred tax asset are as follows:






1997 Four month transitional year ended December 31, 1996

                                                  Four month
                                                  trans-
                                     Year         itional
                                     ended        year         Fiscal year
                                     December     ended        ended
                                     31,          December     August 31,
                                     1997         31,  1996    1996
                                     ----         ----------   ----
 Gross deferred tax assets:

   Depreciation.................    $  358,566   $  636,386    $  461,151

   Accrued expenses & other.....        87,755      186,201       149,368
   Inventory loss reserve.......            --       35,430       158,969
   Non-qualified stock option          217,081      103,822        66,069
      amortization..............
   Uniform capitalization.......        59,743       62,861        50,754
   Net operating loss                2,001,952    3,295,569     2,267,960
     carryforward..............
   Credit carryforward..........       219,194      154,347        18,388
                                    ----------   ----------    ----------
Gross deferred tax assets.......     2,944,291    4,474,616     3,172,659
   Less: valuation allowance....    (2,944,291)  (4,474,616)   (3,172,659)
                                    ----------   ----------    ----------

Net deferred tax asset..........    $       --   $       --    $       --
                                    ==========   ==========    ==========

      Income tax expense was $78,677 for the year ended December 31, 1997 and $0 for the four month transitional year ended December 31, 1996 and the fiscal year ended August 31, 1996, respectively, and differs from the amounts computed by applying the U.S. Federal income tax rate of thirty-four percent to pretax income as a result of the following:

                                                                        Four month
                                                                        trans-
                                                        Year            itional
                                                        ended           year             Fiscal year
                                                        August          ended            ended
                                                        31,             December         August 31,
                                                        1996            31, 1996         1996
                                                        ----            --------         ----
Computed expected tax (benefit) expense.                $1,163,859     $ (903,584)      $  (968,619)
State tax (benefit) expense (net of federal                215,329       (166,631)         (178,323)
   benefit)
Nondeductible expenses                                       3,804            517             1,638
Increase in credit carryforward                                  0       (219,361)           (9,200)
Other                                                       (7,660)         5,335               149
Change in valuation allowance related
   to income tax benefit                                (1,296,655)     1,283,724         1,154,355
                                                        ----------     ----------       -----------
Tax expense                                             $   78,677     $       --       $        --
                                                        ==========     ==========       ===========

      The valuation allowance for deferred tax assets was $2,944,291 at December 31, 1997, a decrease of $1,530,325 over the balance of $4,474,616 at December 31, 1996. The valuation allowance for deferred tax assets was $4,474,616 at December 31, 1996 an increase of $1,301,957 over the balance of $3,172,659 at August 31, 1996. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be allocated as follows:

                                         Year ended
                                         December 31, 1997
                                         -----------------
Income tax benefit                       $3,256,103
Additional paid in capital                 (311,812)
                                         ----------
                                         $2,944,291
                                         ==========

      The Company has total Federal and State net operating losses of $4,971,325 and $4,808,490 for the years ended December 31, 1997 and 1996, respectively.

      The Federal net operating losses will begin to expire beginning 2008. The state net operating losses will begin to expire in 1997. However, if changes in the Company's stock ownership exceed 50% of the value of the Company's common stock during any three-year period, the utilization of the federal net operating loss and credit carryforwards may be subject to limitations.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Anika Therapeutics, Inc.:

   We have audited the accompanying balance sheets of Anika Therapeutics, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the four-month transitional year ended December 31, 1996 and the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the four-month transitional year ended December 31, 1996 and the year ended August 31, 1996, in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

Boston, Massachusetts
February 18, 1998

PART II

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by item 9 is hereby incorporated by reference to the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on June 3, 1998 under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is hereby incorporated by reference to the Proxy Statement under the heading "Election of Directors-Executive Compensation".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required by Item 11 is hereby incorporated by reference to the Proxy Statement under the heading "Beneficial Ownership of Voting Stock".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is hereby incorporated by reference to the Proxy Statement under the headings "Employment Arrangements with Senior Executives" and "Certain Relationships".

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

     (a)   Documents filed as part of Form 10-KSB.

           (1)   Financial Statements

     The financial statements of the Company have been included in Item 7 of this report.

   Balance Sheets - December 31, 1997 and 1996
   Statements of Operations - Year ended December 31, 1997, four month transitional year ended December 31, 1996 and fiscal year ended Aug 31, 1996
   Statements of Stockholders' Equity - Year ended December 31, 1997, four month transitional year ended Dec 31, 1996, and fiscal year ended Aug 31, 1996
   Statements of Cash Flows - Years ended December 31, 1997, four month transitional year ended Dec 31, 1996, and fiscal year ended Aug 31, 1996
   Notes to Financial Statements

         (2) Schedules
         Page #

         Schedules other than those listed above have been omitted since they are either not required or the information required is included in the financial statements or the notes thereto.

         KPMG Peat Marwick LLP's Reports with respect to the above listed financial statements and financial statements schedules are included herein on Item 7 and Exhibit 23.1

         (3)Exhibits required to be filed by Item 601 of Regulation S-K and by Item 13 (c)

         The list of Exhibits filed as a part of this Annual Report on Form 10-KSB are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company filed a report on Form 8K on February 25, 1998 notifying the SEC of Anika Therapeutics year end results and also that the Company received notification from the U.S. Food and Drug Administration's Center for Devices and Radiological Health (the "FDA") that the Company's application for Pre-Market Approval for its ORTHOVISC therapy for the treatment of osteoarthritis of the knee has been accepted for filing, with a date of December 31, 1997. In addition, the notification stated that the FDA will not refer the PMA to the Orthopedic and Rehabilitation Advisory Panel for review and recommendation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Anika Therapeutics, Inc.


          BY: /s/ Sean F. Moran
              -----------------
          Name: Sean F. Moran
          Title: Principal Financial & Accounting Officer
          Date: March 31, 1998

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, on March 31, 1998.


SIGNATURE                                                                TITLE
---------                                                            ---------

/s/ David A. Swann
---------------------
David A. Swann                                                      Chairman &
                                                      Chief Scientific Officer

/s/ Joseph L. Bower
---------------------
Joseph L. Bower                                                       Director

/s/ Eugene A. Davidson
---------------------
Eugene A. Davidson                                                    Director

/s/ Jonathan D. Donaldson
---------------------
Jonathan D. Donaldson                                                 Director

/s/ Samuel F. McKay
---------------------
Samuel F. McKay                                                       Director

/s/ Harvey S. Sadow
---------------------
Harvey S. Sadow                                                       Director

/s/ Steven E. Wheeler
---------------------
Steven E. Wheeler                                                     Director

/s/ J. Melville Engle
---------------------                                        President & Chief
J. Melville Engle                                            Executive Officer

/s/ Sean Moran
---------------------
Sean Moran                                             Chief Financial Officer

Exhibit Index

Exhibit  #      Description
+        3.1    Amended and Restated Articles of Organization of Anika
                Therapeutics, Inc. ("Anika") as amended.
+++      3.2    Certificate of Vote of Directors Establishing a Series of
                Convertible Preferred Stock.
+++++++  3.3    Amendment to Amended and Restated Articles of Organization of
                Anika, as amended.
+++++++  3.4    By-Laws of Anika, as amended.
+*       10.1   Settlement Agreement dated January 11, 1991 among MedChem
                Products, Inc. ("MedChem"), Kabi Pharmacia AB , Pharmcia, Inc.,
                Dr. Endre Balazs and IOLAB Corporation.
+*       10.2   Third Amendment to Distribution Agreement dated as of January
                11, 1991 between Anika and IOLAB Corporation, as amended.
++       10.3   Fourth Amendment to Distribution Agreement dated as of August 1,
                1994 between Anika and IOLAB Corporation.
++*      10.4   Supply Agreement dated as of August 1, 1994 between Anika and
                IOLAB Corporation.
+*       10.5   Sponsored Research Agreement dated as of June 18, 1992
                between Tufts University and Anika, as amended.
+        10.6   Form of TMJ Agreement dated as of April 29, 1993 between Anika and MedChem.
+        10.7   Form of Sublease Agreement dated as of April 29, 1993 between
                Anika and MedChem.
+        10.8   Form of Tax Matters Agreement dated as of April 29, 19
                between Anika and MedChem.
+        10.9   Form of Plan and Agreement of Distribution dated as of April
                29, 1993 between MedChem and Anika.
++++++   10.10  1993 Stock Option Plan, as amended.
++++++++ 10.11  1993 Directors Stock Option Plan.
+*       10.12  License Agreement dated as of July 22, 1992 between Tufts
                University and Anika, as amended.
+++      10.13  Series A Preferred Stock Purchase Agreement by and among the
                Purchasers Listed on Schedule 1 thereto and Anika, dated as of
                May 17, 1995.
+++      10.14  Shareholders' Agreement by and among Anika and Stockholders listed on Schedule 1 thereto, dated as of May 17, 1995.
++++     10.15  Lease dated March 10, 1995 between Cummings Properties and
                Anika.
+++++    10.16  Amended and Restated Employment Agreement with David A. Swann, dated as of February 1, 1996.
+++++    10.17  Non-Disclosure and Non-Competition Agreement with David A.
                Swann, dated as of February 1, 1996.
+++++    10.18  Non-Statutory Stock Option Agreement with David A. Swann, dated as of February 1, 1996.
+++++    10.19  Portion of Form of Stock Purchase Agreement dated as of March 1,
                1996 containing undertaking by the Company to register shares of
                Common Stock.
+++++    10.20  (i) Warrant Agreement dated as of April 1, 1996 relating to
                146,664 shares of Common Stock.
                (ii) Warrant Agreement dated as of April 1, 1996 relating to
                57,036 shares of Common Stock.
**       10.21  Letter Agreement dated as of August 27, 1997 between the Company and Leerink, Swann & Company relating to registration rights.
++++++   10.22  Employment Agreement dated September 24, 1996 between  Anika and J. Melville Engle.

**       10.23  Promissory note for $75,000 dated as of March 17, 1997 from
                J. Melville Engle to the Company.
***      10.24  Exclusive Distribution Agreement dated as of November 7, 1997 between Anika and Zimmer, Inc.
         11.1   Statement of Computation of Per Share Earnings.
         23.1   Consent of Independent Auditors
         27.1   Financial Data Schedule.

*        Confidential treatment granted as to certain portions of this Exhibit.
** Incorporated by reference to Exhibits to Anika's SB-2 as filed on October 29, 1997.
*** Incorporated by reference to Exhibits to Anika's SB-2/A as filed on November 10, 1997. Confidential treatment was granted as to certain portions of this Exhibit.
+ Incorporated by reference to Exhibits to the Registration Statement of Form 10 (File No. 0-21326) filed by Anika on March 5, 1993.
++ Incorporated by reference to Exhibits to Anika's Form 10-K for the fiscal year ended August 31, 1994 as filed on November 23, 1994.
+++ Incorporated by reference to Exhibits to Anika's Form 10-Q/A for the quarterly period ended May 31, 1995 as filed by Anika on July 29, 1995.
++++ Incorporated by reference to Exhibits to Anika's Form 10-K for the fiscal year ended August 31, 1995 as filed on November 28, 1995.
+++++ Incorporated by reference to Exhibits to Anika's Form 10-Q for the quarterly period ended February 29, 1996 as filed on April 15, 1996.
++++++ Incorporated by reference to Exhibits to Anika's Form 10-KSB for the year ended August 31, 1996 as filed on November 27, 1996.
+++++++ Incorporated by reference to Exhibits to Anika's Form 10-QSB for the quarterly period ended November 30, 1996 as filed on January 14, 1997.
++++++++ Incorporated by reference to Exhibits to Anika's Form 10/A (File No. 0-
         21326) as filed on April 28, 1993.