Form 10QSB
period 1998-03-31
ANIKA THERAPEUTICS INC
filed 1998-05-15
CIK 898437

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

   X      Quarterly report under Section 13 or 15 (d) of the
------    Securities Exchange Act of 1934

For quarterly period ended             March 31, 1998
                          ----------------------------------

-------   Transition report under Section 13 or 15 (d) of the
          Exchange Act

For the transition period from              to
                               -------------   ---------------
Commission file number          000-21326
                       ----------------------------------------
                    Anika Therapeutics, Inc.
----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

        Massachusetts                          04-3145961
-------------------------------         ------------------------
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

236 West Cummings Park, Woburn, Massachusetts           01801
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X   No
                  ------    -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 8, 1998, 9,951,957 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format(check one): Yes    No  x
                                                             ----   ----

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

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS

 ANIKA THERAPEUTICS, INC.

Balance Sheets as of, (Unaudited)       March 31, 1998    December 31, 1997
---------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                $22,363,689         $22,679,820
  Accounts receivable                        2,723,562           1,918,293
  Inventories                                2,792,707           2,541,552
  Prepaid expenses                             452,418             610,364
  ------------------------------------------------------------------------
          Total current assets              28,332,376          27,750,029
  ------------------------------------------------------------------------
Property and equipment                       4,650,948           4,138,365
Less accumulated depreciation                3,402,053           3,325,321
--------------------------------------------------------------------------
          Net property and equipment         1,248,895             813,044
--------------------------------------------------------------------------
  Loan receivable due from officer              75,000              75,000
  Long term deposits                           195,575             111,265
--------------------------------------------------------------------------
          Total Assets                     $29,851,846         $28,749,338
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $747,271            $967,986
  Accrued expenses                           1,194,662           1,253,154
  Deferred revenue                             200,000             200,000
--------------------------------------------------------------------------
          Total current liabilities          2,141,933           2,421,140
--------------------------------------------------------------------------
Advance rent payment                            90,680             103,912

Stockholders' equity:
  Undesignated preferred stock, $.01 par
   value: authorized 1,250,000 shares;
   no shares issued and outstanding               -                    -
  Common stock, $.01 par value: authorized
   15,000,000 shares; issued and outstanding
   9,916,458 shares and 9,691,091
   shares, respectively                         99,165              96,911
  Additional paid-in capital                32,912,191          32,156,504
  Accumulated deficit                       (5,392,123)         (6,029,129)
---------------------------------------------------------------------------
          Total stockholders' equity        27,619,233          26,224,286
---------------------------------------------------------------------------
          Total Liabilities and
          Stockholders' Equity             $29,851,846         $28,749,338
===========================================================================

See accompanying notes to financial statements.

ANIKA  THERAPEUTICS, INC.
STATEMENTS  OF  OPERATIONS   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                         1998        1997
-------------------------------------------------------------------------
Net sales                                          $2,754,419  $1,927,350
Cost of sales                                       1,343,472   1,019,413
-------------------------------------------------------------------------
         Gross profit                               1,410,947     907,937

Operating expenses:
    Research and development                          502,979     323,115
    Selling, general and administrative               535,986     394,421
-------------------------------------------------------------------------
         Total operating expenses                   1,038,965     717,536
-------------------------------------------------------------------------
         Income from operations                       371,982     190,401
     Interest income, net                             292,100      30,384
-------------------------------------------------------------------------
         Income before income taxes                   664,082     220,785
     Income taxes                                      27,076       4,416
-------------------------------------------------------------------------
                  Net income                         $637,006    $216,369
=========================================================================

Basic earnings per share                                $0.06      $0.03
                                                        =====      =====

Shares used for computing basic earnings per share  9,841,481  4,991,744


Diluted earnings per share                              $0.06      $0.02
                                                        =====      =====

Shares used for computing diluted earnings
   per share                                        10,863,410 7,369,156

See accompanying notes to financial statements.

ANIKA THERAPEUTICS,  INC.
Statements of Cash Flows   (Unaudited)

                                                       Three months ended,
                                                            March 31,
                                                         1998          1997
---------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                      $637,006     $216,369
      Adjustments to reconcile net income to net
        cash used for operating activities:
        Depreciation and amortization                   76,732       77,998
        Common stock issued to 401(k) plan                -          65,350
        Changes in operating assets and liabilities:
             Accounts receivable                      (805,269)    (170,439)
             Loan receivable due from officer               -       (75,000)
             Inventories                              (251,155)       5,080
             Prepaid expenses                          157,946      (61,966)
             Accounts payable and accrued expenses    (279,208)    (346,036)
             Other long-term liabilities               (13,232)      (4,617)
----------------------------------------------------------------------------
               Net cash used for operating activities (477,180)    (293,261)
----------------------------------------------------------------------------
Cash flows used for investing activities:
      Long term deposits                               (84,310)        -
      Additions to property and equipment             (512,583)     (24,669)
----------------------------------------------------------------------------
               Net cash used for investing activities (596,893)     (24,669)
----------------------------------------------------------------------------
Cash flows provided by financing activities:
      Expenses from issuance of common stock           (25,988)         -
      Proceeds from exercise of stock options and
       warrants                                        783,930      205,131
----------------------------------------------------------------------------
               Net cash provided by financing
                activities                             757,942      205,131
----------------------------------------------------------------------------
               Decrease in cash and cash equivalents  (316,131)    (112,799)
Cash and cash equivalents at beginning of period    22,679,820    2,704,665
----------------------------------------------------------------------------
Cash and cash equivalents at end of period         $22,363,689   $2,591,866
============================================================================

Supplemental disclosure of non cash items:
   Dividend on redeemable preferred stock                 -         $58,960
                                                   ===========   ==========

See accompanying notes to financial statements.

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Continued)

                         Anika Therapeutics, Inc.
                       Notes to Financial Statements

(1)  Nature of Business

     Anika Therapeutics, Inc. (the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC , which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC , which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S., ORTHOVISC is limited to investigational use only. The Company manufactures AMVISC (1) and AMVISC Plus , which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb, Inc. The Company is currently developing INCERT , which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop
     OSSIGEL , an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.













     1) AMVISC and AMVISC Plus are registered trademarks of Bausch & Lomb Surgical. ORTHOVISC and HYVISC are registered trademarkes of the Company. Ossigel is a trademark of Orquest.

(2)  Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and the cash flows for the three months ended March 31, 1998 and 1997.

      The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(3)  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.
     The following illustrates a reconciliation of the numerator and denominator for the three months ended March 31, 1998 and 1997 basic and diluted earnings per share computations.

                                        For the three months
                                         ended March 31, 1998
                                    ---------------------------------------------
                                      Income             Shares         Per-Share
                                    (Numerator)       (Denominator)      Amount
      Net income                      $637,006

      Basic EPS
        Income available to
        common stockholders           $637,006          9,841,481         $.06
                                      ========          =========         ====

      Effect of Dilutive Securities
        Warrants and options                            1,021,929
                                      --------          ---------
      Diluted EPS
        Income available to
        common stockholders           $637,006         10,863,410         $.06
                                      ========         ==========         ====

                                     For the three months
                                     ended March 31, 1997
                                     ----------------------------
                                     Income                Shares        Per-Share
                                    (Numerator)        (Denominator)      Amount

      Net income                       $216,369

      Less: Redeemable convertible
        preferred stock dividend       (58,960)
                                       --------
      Basic EPS
        Income available to
        common stockholders            $157,409          4,991,744         $.03
                                       ========          =========         ====

      Effect of Dilutive Securities
        Warrants and options                             1,114,822
        Redeemable convertible
        preferred stock dividend        157,409          1,262,590
                                       --------          ---------

      Diluted EPS
        Income available to
        common stockholders            $216,369          7,369,156         $.02
                                       ========          =========         ====

(4)   Significant Customers

 Sales of AMVISC to Bausch & Lomb Surgical, accounted for 82% and 88% of total product revenue for the three months ended
 March 31, 1998 and 1997, respectively.

(5)   Comprehensive Income

 The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 1998 and 1997 and therefore comprehensive income and net income are the same.

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

 Overview

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

 Results of Operations

 Net sales for the three months ended March 31, 1998 totalled $2,754,000, an increase of $827,000, or 43%, over the
 $1,927,000 in net sales recorded for the same period last year. The increase was attributable to increased sales of AMVISC products and ORTHOVISC. Unit sales of AMVISC products and ORTHOVISC increased by 14% and 283%, respectively.

 The Company's gross profit as a percentage of net sales was 51.2% for the three months ended March 31, 1998, versus 47.1% for the same period last year. The increase is attributable to an increase in sales of ORTHOVISC which has a higher gross margin than AMVISC sales.

 Research and development expenses for the three months ended March 31, 1998 increased by $180,000, or 55.7%, to $503,000 from $323,000 for the same period last year. The increase for the three months ended March 31, 1998 is primarily attributable to development expenses for INCERT and regulatory expenses for the ORTHOVISC Pre-Market Approval application.

 Selling, general and administrative expenses for the three months ended March 31, 1998 increased by $142,000, or 36.0%, to $536,000 from $394,000 for the same period last year. The increase is due to additional staffing and salary increases.

 Interest income, net for the three months ended March 31, 1998 increased by $262,000 to $292,000 due to an increase in the cash balance on hand as a result of the Company's underwritten public offering of Common Stock completed in December 1997. The Company had an average cash balance on hand for the three months ended March 31, 1998 and 1997 of $22,612,363 and $2,491,078, respectively.

 Liquidity and Capital Resources

 In December 1997, the Company completed a secondary public offering of 2,725,000 shares of Common Stock that raised net proceeds of approximately $17 million.

 At March 31, 1998, the Company had cash and cash equivalents of $22,364,000 and working capital of $26,190,000. The Company believes that cash from operations and its cash on hand will be sufficient to meet its operating requirements for at least the next 24 months. Thereafter, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products.

 To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and the net proceeds of this offering are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash from operations and its cash on hand will be adequate to fund the Company's operating requirements is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors" as well as in this 10-QSB generally.

 In March 1996, the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common
 Stock to institutional and private accredited investors. In connection with the private placement, the Company issued to the private placement agent warrants to purchase 57,036 shares of Common Stock at $4.00 per share and warrants to purchase 146,664 shares of Common Stock at $3.00 per share. In January 1998, the Company sent a notice for the mandatory exercise of the warrants in accordance with the warrant provisions, all warrants were converted into common stock and the Company received $668,136.

 CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

 This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

 History of Losses; Uncertainty of Future Profitability.
 The Company incurred through the year ended December 31, 1996 annual operating losses since its inception in May 1993 and had an accumulated deficit of approximately $5.4 million as of March 31, 1998. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and although the Company achieved profitability for the three months ended March 31, 1998 and the year ended December 31, 1997, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

 Dependence Upon Marketing Partners. The Company does not plan to directly market and sell its current products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. The Company currently manufactures AMVISC and AMVISC Plus for Bausch & Lomb Surgical under a non-exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Bausch & Lomb Surgical has purchased AMVISC and AMVISC Plus in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC supply contract. There can be no assurance that Bausch & Lomb Surgical will continue to purchase AMVISC and AMVISC Plus at levels beyond the stated minimum annual purchase obligations. Any such decrease in orders under the AMVISC supply contract could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Pursuant to the AMVISC supply contract the Company has granted Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions which relate to AMVISC products, effective on December 31, 2001, the termination date of the AMVISC supply contract which became effective on January 1, 1997. Upon expiration of the AMVISC supply contract, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

 Third Party Reimbursement and Health Care Cost Containment
 Initiatives.     In the U.S. and other markets, health care
 providers, such as hospitals and physicians, that purchase health care products, such as the Company's products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. Reimbursement by a third party payor may depend on a number of factors, including the payor's determination that the use of the Company's products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company or its marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by the Company. Outside the U.S., the success of the Company's products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by government and other third party payors for the Company's products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

 Need for Additional Funds; Liquidity.     The Company anticipates
 that its cash and cash equivalents of approximately $22.4 million on March 31, 1998 will be adequate to fund its operations for an additional 24 months. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and the net proceeds of this offering are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

 Risks' Relating to International Operations.   Approximately
 18% of the Company's net sales for the three months ended March 31, 1998 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

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

 Possible Adverse Effect of Certain Anti-Takeover Provisions. Certain provisions of the Company's Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of the Company and preventing certain changes in control. These provisions include a classified Board of Directors, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, the provision that vacancies on the Board of Directors be filled by a majority of the remaining directors, the ability of the Board of Directors to issue, without further stockholder approval, preferred stock with rights and privileges which could be senior to the Common Stock and the ability of the Board of Directors to adopt a shareholder rights plan without seeking stockholder approval. The Company also is subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. These provisions could discourage a third party from pursuing a takeover of the Company at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquiror from acquiring control of the Company and its Board of Directors.

Part II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Reports on Form 8-K:

          The Company filed a report on Form 8-K and 8-A/12B on April 7, 1998 notifying the SEC that Anika Therapeutics, Inc.'s Board of Directors had adopted a Shareholders
          Right Agreement.

          The Company also filed a report on Form 8-K on May 12, 1998 notifying the SEC that Anika Therapeutics, Inc. had a change in certifying accountants.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   ANIKA THERAPEUTICS, INC.




     DATE: May 15, 1998            BY:  /s/ J. Melville Engle
                                        ---------------------
                                        J. Melville Engle
                                        Chief Executive Officer





     DATE: May 15, 1998            BY:  /s/ Sean F. Moran
                                        --------------------
                                        Sean F. Moran
                                        Chief Financial Officer