Form 10QSB
period 1998-06-30
ANIKA THERAPEUTICS INC
filed 1998-08-14
CIK 898437

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

   X     Quarterly report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For quarterly period ended             June 30, 1998
                           ------------------------------------

________ Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from______________________ to ______________________

Commission file number                     000-21326
                      ----------------------------------------------------------

                            Anika Therapeutics, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Massachusetts                                     04-3145961
-------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

             236 West Cummings Park, Woburn, Massachusetts  01801
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (781) 932-6616
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                           Yes   X          No
                               -----           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 10, 1998, 9,959,090 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format(check one): Yes       No  x
                                                             -----    -----

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

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


ANIKA THERAPEUTICS, INC.



Balance Sheets as of,                                      June 30, 1998  December 31, 1997
-------------------------------------------------------------------------------------------



ASSETS

Current assets:
  Cash and cash equivalents                                   $ 23,507,849     $ 22,679,820
  Accounts receivable                                            2,742,191        1,918,293
  Inventories                                                    2,781,688        2,541,552
  Prepaid expenses                                                 621,599          610,364
-------------------------------------------------------------------------------------------
          Total current assets                                  29,653,327       27,750,029
-------------------------------------------------------------------------------------------
Property and equipment                                           5,768,572        4,138,365
Less accumulated depreciation                                    3,563,822        3,325,321
-------------------------------------------------------------------------------------------
          Net property and equipment                             2,204,750          813,044
-------------------------------------------------------------------------------------------

  Loan receivable due from officer                                  75,000           75,000

  Long term deposits                                               196,160          111,265

-------------------------------------------------------------------------------------------
          Total Assets                                        $ 32,129,237     $ 28,749,338
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $    906,381     $    967,986
  Accrued expenses                                                 960,894        1,253,154
  Deferred revenue                                                 200,000          200,000
-------------------------------------------------------------------------------------------
          Total current liabilities                              2,067,275        2,421,140
-------------------------------------------------------------------------------------------

Advance rent payment                                                77,192          103,912

Stockholders' equity:
  Undesignated preferred stock, $.01 par value: authorized
  1,250,000 shares; no shares issued and outstanding                  --               --
  Common stock, $.01 par value: authorized 15,000,000
  shares; issued and outstanding 9,916,458 shares and
  9,691,091 shares, respectively                                    99,554           96,911
  Additional paid-in capital                                    34,506,105       32,156,504
  Unearned stock option compensation                            (1,430,221)             --
  Accumulated deficit                                           (3,190,668)      (6,029,129)
-------------------------------------------------------------------------------------------
          Total stockholders' equity                            29,984,770       26,224,286
-------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity          $ 32,129,237     $ 28,749,338
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

ANIKA  THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS



                                                  Three months ended             Six months ended
                                                        June 30,                     June 30,
                                                  1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------


Product revenue                              $ 3,095,966    $ 2,350,073    $ 5,850,385    $ 4,277,423
Licensing payments                             1,500,000        100,000      1,500,000        100,000
-----------------------------------------------------------------------------------------------------
         Total revenue                         4,595,966      2,450,073      7,350,385      4,377,423
Cost of sales                                  1,564,569      1,187,798      2,908,041      2,207,211
-----------------------------------------------------------------------------------------------------
         Gross profit                          3,031,397      1,262,275      4,442,344      2,170,212

Operating expenses:
    Research and development                     388,531        509,142        891,510        832,257
    Selling, general and administrative          704,228        435,999      1,240,214        830,420
-----------------------------------------------------------------------------------------------------
         Total operating expenses              1,092,759        945,141      2,131,724      1,662,677
-----------------------------------------------------------------------------------------------------
               Income from operations          1,938,638        317,134      2,310,620        507,535

Interest income, net                             318,468         29,418        610,568         59,802

-----------------------------------------------------------------------------------------------------
               Income before income taxes      2,257,106        346,552       2,921,188       567,337

Income taxes                                      55,651          9,508         82,727         13,924
-----------------------------------------------------------------------------------------------------
                  Net income                 $ 2,201,455    $   337,044    $ 2,838,461    $   553,413
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


Basic earnings per share                     $      0.22    $      0.06    $      0.29    $      0.09
                                                    ----           ----           ----           ----
                                                    ----           ----           ----           ----

Shares used for computing basic EPS            9,948,095      5,052,426      9,895,082      5,020,989
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------


Diluted earnings per share                   $      0.20    $      0.04    $      0.26    $      0.06
                                                    ----           ----           ----           ----
                                                    ----           ----           ----           ----

Shares used for computing diluted EPS         11,197,949      7,336,833     11,039,747      7,224,872
                                              ----------      ---------     ----------      ---------
                                              ----------      ---------     ----------      ---------


See accompanying notes to financial statements.

ANIKA THERAPEUTICS,  INC.
Statements of Cash Flows

                                                                                     Six months ended,
                                                                                         June 30,
                                                                                   1998             1997
-----------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
          Net income                                                          $  2,838,461     $    553,413
          Adjustments to reconcile net income to net cash
             provided by (used for) operating activities:
             Depreciation and amortization                                         238,501          158,464
             Amortization of unearned stock compensation                            59,840             --
             Common stock issued to 401(k) plan and Board of Directors                --            134,327
             Changes in operating assets and liabilities:
                   Accounts receivable                                            (823,898)        (647,683)
                   Loan receivable due from officer                                   --            (75,000)
                   Long term deposits                                              (84,895)            --
                   Inventories                                                    (240,136)          74,421
                   Prepaid expenses                                                (11,235)        (224,050)
                   Accounts payable and accrued expenses                          (353,867)              30
                   Other long-term liabilities                                     (26,720)         (18,888)
-----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used for) operating activities       1,596,051          (44,966)
-----------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
         Additions to property and equipment                                    (1,630,207)         (16,410)
-----------------------------------------------------------------------------------------------------------
                      Net cash used for investing activities                    (1,630,207)         (16,410)
-----------------------------------------------------------------------------------------------------------


Cash flows provided by financing activities:


         Proceeds from issuance of common stock                                    (64,919)            --
         Proceeds from exercise of stock options and warrants                      927,104          302,563
-----------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                    862,185          302,563
-----------------------------------------------------------------------------------------------------------

                      Increase in cash and cash equivalents                        828,029          241,187
Cash and cash equivalents at beginning of period                                22,679,820        2,704,665
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 23,507,849     $  2,945,852
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
         Cash paid for interest                                                       --       $      2,771
                                                                          ---------------------------------
                                                                          ---------------------------------

Supplemental disclosure of non cash items:
         Dividend on redeemable preferred stock                                       --       $    103,036
                                                                          ---------------------------------
                                                                          ---------------------------------


See accompanying notes to financial statements.

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements (Continued)


                            Anika Therapeutics, Inc.
                          Notes to Financial Statements

(1)      Nature of Business
         -------------------

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

(2)      Basis of Presentation
         ---------------------

         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997.


         1) AMVISC and AMVISC Plus are registered trademarks of Bausch & Lomb Surgical. ORTHOVISC and HYVISC are registered trademarks of the Company. Ossigel is a trademark of Orquest.

         The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(3)      Earnings Per Share
         ------------------

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, weighted average options outstanding are assumed to be exercised during the period. The assumed proceeds are then used to purchase common shares at the average market price during the period.

         The following illustrates a reconciliation of the numerator and denominator for the three and six months ended June 30, 1998 and 1997 for basic and diluted earnings per share computations.


                           For the three months                                 For the six months
                           ended June 30, 1998                                  ended June 30, 1998
                           -------------------                                  -------------------

                    Income             Shares                Per-Share         Income               Shares               Per-Share
                  (Numerator)       (Denominator)              Amount        (Numerator)          (Denominator)            Amount
                  -----------       -------------              ------         ---------           ------------             ------


Net income        $2,201,455                                                    $2,838,461

Basic EPS
  Income
  available
  to common
  stock-
  holders         $2,201,455        9,948,095                 $.22               2,838,461       9,895,082                  $.29
                  ----------                                  ----                                                          ----

Effect of
Dilutive
Securities
  Warrants
  and
  options                           1,249,854                                                    1,144,665
                                    ---------                                                    ---------

Diluted EPS
  Income
  available
  to common
  stock-
  holders          $2,201,455       11,197,949                $.20               2,838,461      11,039,747                 $.26
                  -----------       ----------                ----              ----------       ----------                 ----


                           For the three months                                       For the six months
                           ended June 30, 1997                                       ended June 30, 1997
                           -------------------                                       -------------------

                    Income             Shares                Per-Share         Income               Shares               Per-Share
                  (Numerator)       (Denominator)              Amount        (Numerator)          (Denominator)            Amount
                  -----------       -------------              ------         ---------           ------------             ------

Net income         $337,044                                                    $553,413

Dividend on
Preferred
Stock               (44,075)                                                   (103,035)
                   --------                                                     -------

Basic EPS
  Income
  available
  to common
  stock-
  holders          $292,969         5,052,426                 $.06              450,378          5,020,989                  $.09
                   --------                                   ----              -------                                     ----

Effect of
Dilutive
Securities
  Warrants
  and
  options                           2,284,407                                                    2,203,883
                                    ---------                                                    ---------

Diluted EPS
  Income
  available
  to common
  stock-
  holders          $292,969         7,336,833                 $.04              450.378          7,224,872                  $.06
                   --------         ---------                 ----              -------          ---------                  ----


(4)      Significant Customers
         ---------------------

         Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 76% and 88% of total product revenue for the six months ended June 30, 1998 and 1997, respectively. Sales of AMVISC products to Bausch & Lomb Surgical accounted for 71% and 82% of total revenue for the three months ended June 30, 1998 and 1997, respectively.

(5)      Comprehensive Income
         --------------------

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the six months ended June 30, 1998 and 1997 and therefore comprehensive income and net income are the same.

(6)      New Accounting Standard
         -----------------------

         In June 1998, the FASB issued SFAS No. 133, Accounting for
         Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of June 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities.
         The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.

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

         Overview
         --------

         The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid, a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures AMVISC and AMVISC Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical. The Company is currently developing INCERT, which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop OSSIGEL, an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

         Results of Operations
         ---------------------

         Product Revenue. Product revenue for the three months ended June 30, 1998 totalled $3,096,000, an increase of $746,000, or 32% over the $2,350,000 in product revenue recorded for the comparable period last year. The increase in product revenue for the three months ended June 30, 1998 was attributable to increased sales of AMVISC products and ORTHOVISC. Unit sales of AMVISC products and ORTHOVISC for the three months ended June 30, 1998 increased by 13% and 214%, respectively, over the comparable period of last year. Product revenue for the six months ended June 30, 1998 totalled $5,850,000, an increase of $1,573,000, or 37% over the $4,277,000 in product revenue recorded for the six months ended June 30, 1997. The increase in product revenue for the six months ended June 30, 1998 was attributable to increased sales of AMVISC products and ORTHOVISC. Unit sales of AMVISC products and ORTHOVISC for the six months ended June 30, 1998 increased by 13% and 236%, respectively, over the comparable period of last year.

         Licensing Payments. Revenue from licensing payments increased to $1,500,000 for the three and six months ended June 30, 1998 from $100,000 for the comparable periods in the prior year. In June 1998, the Company received a $1,500,000 licensing payment from Zimmer for the granting of ORTHOVISC European and Latin American distribution rights.

         Gross Profit. The Company's gross profit from Product Revenue as a percentage of Product Revenue was 49.5% and 50.2%, respectively, for the three and six months ended June 30, 1998, versus 49.5% and 48% for the same periods last year. The improvement in gross margin for the six months ended June 30, 1998 was attributable to increased sales of ORTHOVISC which has a higher gross margin than AMVISC.

         Research and Development Expenses. Research and development expenses for the three months ended June 30, 1998 decreased by $121,000, or 24%, to $389,000 from $509,000 for the same period last year. For the six months ended June 30, 1998 research and development expenses increased by $59,000 or 7% to $892,000 from $832,000 for the same period last year. The increase in research and development expenses for the six months ended June 30, 1998 was primarily attributable to development expenses for INCERT and regulatory expenses for the ORTHOVISC Pre-Market Approval application. The Company expects research and development expenses for the second half of 1998 will be greater than the first half of 1998 due to INCERT development expenses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 increased by $268,000, or 61%, to $704,000 from $436,000 for the same period last year. Selling, general and administrative expenses for the six months ended June 30, 1998 increased by 49% to $1,240,000 from $830,000 in the prior year. The increase in selling, general and administrative expenses for the three and six months ended
         June 30, 1998 was due to additional staffing and salary increases. The Company expects that selling, general and administrative expenses for the second half of 1998 will be greater than the first half of 1998 due to additional staffing and ORTHOVISC marketing expenses.

         Interest Income. Interest income, net for the six months ended June 30, 1998 increased by $551,000 to $611,000 due to interest income earned from an increase in the cash balance on hand as a result of the Company's public offering of Common Stock completed in December 1997. The Company had an average cash balance on hand for the first six months of

         1998 and 1997 of $22,948,000 and $2,532,000, respectively.

         Liquidity and Capital Resources
         -------------------------------

         In December 1997, the Company completed a public offering of 2,725,000 shares of its Common Stock that resulted in net proceeds of approximately $17 million.

         At June 30, 1998, the Company had cash and cash equivalents of $23,508,000 and working capital of $27,586,000. The Company believes that cash from operations and its cash on hand will be sufficient to meet its operating requirements for at least the next 24 months. Thereafter, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products.

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

         In March 1996, the Company completed a financing involving the private placement of 1,455,000 shares of newly issued Common Stock to institutional and private accredited investors. In connection with the private placement, the Company issued to the private placement agent warrants to purchase 57,036 shares of Common Stock at $4.00 per share and warrants to purchase 146,664 shares of Common Stock at $3.00 per share. In January 1998, the Company sent a notice for mandatory exercise of the warrants in accordance with the warrant provisions, all warrants were converted into common stock and the Company received $668,136.

         Year 2000. The Company is in the process of upgrading its computer hardware and software. The Company's present computer system runs only financial applications. Management believes that the software upgrade will resolve the Year 2000 issue for the Company. Installation of the hardware and software is expected to occur in 1999 and all of the software packages under review by the Company are Year 2000 compliant.

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

         History of Losses; Uncertainty of Future Profitability.
         The Company incurred through the year ended December 31, 1996 annual operating losses since its inception in May 1993 and had an accumulated deficit of approximately $3.2 million as of June 30, 1998. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and although the Company achieved profitability for the six months ended June 30, 1998 and the year ended December 31, 1997, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

         The Company's ORTHOVISC product is currently regulated as a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC in the U.S., it must obtain FDA approval of a PMA. The Company has submitted a PMA for ORTHOVISC and it was accepted for filing by the FDA in February 1998. The Company announced in July 1998 that it filed an amendment to the PMA which could extend the review time for an additional 180 days. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. There can be no assurance that the

         FDA will approve a PMA application for ORTHOVISC on a timely basis, if at all, or that the FDA review will not involve delays (including a requirement that the Company conduct additional clinical trials) that will affect the Company's ability to commercialize additional products or expand permitted uses of existing products. Furthermore, even if granted, the approval may include significant limitations on the indications for use for which the product may be marketed.

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

         On November 7, 1997, the Company entered into a distribution agreement with Zimmer for the exclusive marketing and distribution of ORTHOVISC in the United States, Canada and selected countries in the Asia-Pacific region. This agreement was subsequently amended in June 1998 to expand the territories to also include Europe and Latin America. While the agreement provides for future payments to the Company of up to $22.5 million (which includes the right upon attaining certain milestones, at Zimmer's election, to make an equity investment in the Company equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price), such payments are contingent upon the achievement of certain enumerated regulatory approval and sales milestones. There can be no assurance that such milestones will be met on a timely basis or at all and, accordingly, that any such payments will be received by the Company.

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

         Need for Additional Funds; Liquidity. The Company anticipates that its cash and cash equivalents of approximately $23.5 million on June 30, 1998 will be adequate to fund its operations for an additional 24 months. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and the net proceeds of this offering are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

         Risks' Relating to International Operations. Approximately 24% of the Company's net sales for the six months ended June 30, 1998 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

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

Part II: OTHER INFORMATION


Item 5.  Other Information
         -----------------

         The Company's by-laws establish an advance notice procedure with respect to the introduction of business by stockholders at annual meetings. In order to be properly brought before an annual meeting by a stockholder, such business must have been specified in a written notice given by or on behalf of a stockholder of record on the record date for such meeting entitled to vote thereat or a duly authorized proxy for such stockholder in accordance with all of the requirements described below. Such notice must be delivered personally to or mailed to and received at the principal executive office of the Company, addressed to the attention of the Clerk, no later than April 1, 1999, provided, however, that such notice shall not be required to be given more than sixty days prior to an annual meeting of stockholders. Such notice given by or on behalf of the stockholder shall set forth (i) a full description of each such item of business proposed to be brought before the meeting, (ii) the name and address of the person proposing to bring such business before the meeting, (iii) the class and number of shares held of record, held beneficially and represented by proxy by such person as of the record date for the meeting (if such date has been made publicly available) and as of the date of such notice, (iv) if any item of such business involves a nomination for director, all information regarding each such nominee that would be required to be set forth in a definitive proxy statement filed with the SEC pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, or any successor thereto, and the written consent of each such nominee to serve if elected, and (v) all other information that would be required to be filed with the SEC if, with respect to the business proposed to be brought before the meeting, the person proposing such business was a participant in a solicitation subject to Section 14 of the Securities Exchange Act of 1934, as amended, or any successor thereto.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibit No.       Description
                  -----------       -----------
                   3.1              Articles of Amendment
                  10.1              First Amendment to Exclusive Distribution
                                    Agreement Dated as of June 1, 1998 between
                                    Anika and Zimmer, Inc.
                  10.2              1993 Stock Option Plan, as amended
                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ANIKA THERAPEUTICS, INC.


         DATE: August 14, 1998                       BY:  /s/ J. Melville Engle
                                                          ---------------------
                                                     J. Melville Engle
                                                     Chief Executive Officer


         DATE: August 14, 1998                       BY:  /s/ Sean F. Moran
                                                          -----------------
                                                     Sean F. Moran
                                                     Chief Financial Officer