Form 10QSB
period 1998-09-30
ANIKA THERAPEUTICS INC
filed 1998-11-16
CIK 898437

U.S. SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C. 20549
                         	FORM 10-QSB

(Mark One)

   X   	Quarterly report under Section 13 or 15 (d) of the
------
        Securities Exchange Act of 1934

For quarterly period ended             September 30, 1998
                          -------------------------------

______ 	Transition report under Section 13 or 15 (d) of the
        Exchange Act

For the transition period from __________  to _____________

Commission file number          000-21326
                      -------------------------------------
                    Anika Therapeutics, Inc.
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

        Massachusetts              		       04-3145961
-------------------------------        ---------------------------
(State or Other Jurisdiction of     		     (I.R.S. Employer
Incorporation or Organization)	  	        Identification No.)

236 West Cummings Park, Woburn, Massachusetts           01801
-------------------------------------------------------------
         	(Address of Principal Executive Offices)

                        (781) 932-6616
---------------------------------------------------------------
      	(Issuer's Telephone Number, Including Area Code)

_______________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)

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

On November 12, 1998, 9,991,943 shares of common stock, par value
$0.01 per share, were outstanding.

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

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

 ANIKA THERAPEUTICS, INC.

Balance Sheets as of,                    September 30, 1998 December 31, 1998
-----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                     $12,675,504       $22,679,820
  Short-term investments                         11,519,904                 -
  Accounts receivable                             2,278,835         1,918,293
  Inventories                                     3,275,274         2,541,552
  Prepaid expenses                                  349,198           610,364
-----------------------------------------------------------------------------
          Total current assets                   30,098,715        27,750,029
-----------------------------------------------------------------------------
Property and equipment                            6,104,053         4,138,365
Less accumulated depreciation                     3,684,062         3,325,321
-----------------------------------------------------------------------------
          Net property and equipment              2,419,991           813,044
-----------------------------------------------------------------------------
Notes receivable from officers                      134,000            75,000
Long term deposits                                  178,400           111,265
-----------------------------------------------------------------------------
          Total Assets                          $32,831,106       $28,749,338
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $724,571          $967,986
  Accrued expenses                                1,029,770         1,253,154
  Deferred revenue                                  200,000           200,000
-----------------------------------------------------------------------------
          Total current liabilities               1,954,341         2,421,140
-----------------------------------------------------------------------------
Advance rent payment                                 63,704           103,912

Stockholders' equity:
  Undesignated preferred stock, $.01 par value:
   Authorized 1,250,000 shares; no shares
   issued and outstanding                                -                -
  Common stock, $.01 par value: authorized
   15,000,000 shares; issued and outstanding
   9,964,256 shares in 1998 and 9,691,091
   shares in 1997.                                   99,642            96,911
  Additional paid-in capital                     34,490,237        32,156,504
  Deferred compensation                          (1,327,203)                -
  Accumulated deficit                            (2,449,615)       (6,029,129)
------------------------------------------------------------------------------
          Total stockholders' equity             30,813,061        26,224,286
-----------------------------------------------------------------------------
          Total Liabilities and Stockholders
          Equity                                $32,831,106       $28,749,338
=============================================================================

See accompanying notes to financial statements.

ANIKA  THERAPEUTICS, INC.
STATEMENTS  OF  OPERATIONS   (Unaudited)

                            Three months ended            Nine months ended
                              September 30,                 September 30,
                            1998          1997           1998          1997
------------------------------------------------------------------------------
Product revenue         $3,179,901    $1,534,301    $9,030,286      $5,811,723
Licensing payments               -        50,000     1,500,000         150,000
------------------------------------------------------------------------------
      Total revenue      3,179,901     1,584,301    10,530,286       5,961,723
Cost of sales            1,425,270       808,741     4,333,311       3,015,952
------------------------------------------------------------------------------
         Gross profit    1,754,631       775,560     6,196,975       2,945,771

Operating expenses:
    Research and
    development            492,935       644,836     1,384,445       1,477,093
    Selling, general
     and administrative    869,228       441,313     2,109,442       1,271,733
------------------------------------------------------------------------------
         Total operating
         expenses        1,362,163     1,086,149     3,493,887       2,748,826
------------------------------------------------------------------------------
          Income (loss)
          from operations  392,468      (310,589)    2,703,088         196,945

Interest income, net       367,586        45,428       978,154         105,230
------------------------------------------------------------------------------
          Income (loss)
          before provision
          for income
          taxes            760,054      (265,161)    3,681,242         302,175

Provision for income taxes  19,001         2,335       101,728          16,259
------------------------------------------------------------------------------
            Net income
           (loss)         $741,053     ($267,496)   $3,579,514        $285,916
==============================================================================
Basic earnings (loss)
per share                    $0.07        ($0.05)        $0.36           $0.04
                             =====        =======        =====           =====

Shares used for
computing basic EPS      9,960,502     5,079,464     9,931,313       5,058,337
                         =========     =========     =========       =========

Diluted earnings (loss)
per share                   $0.07        ($0.05)        $0.32           $0.02
                            =====        =======        =====           =====
Shares used for computing
diluted EPS            11,316,539     5,079,464    11,153,554       7,376,029
                       ==========     =========    ==========       =========

See accompanying notes to financial statements.

ANIKA THERAPEUTICS,  INC.
Statements of Cash Flows


                                                   								Nine months ended,
                                                    										September 30,
                                                            1998         1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
       Net income                                     $3,579,514     $285,916
         Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
          Depreciation and amortization                  358,741      200,320
          Amortization of deferred compensation          162,857            -
          Common stock issued to 401(k) plan and
           Board of Directors                                  -      150,998
          Provision for doubtful accounts                 50,000            -
            Changes in operating assets and liabilities:
              Accounts receivable                       (410,542)    (481,821)
              Inventories                               (733,722)    (251,717)
              Prepaid expenses                           261,166     (219,129)
              Accounts payable and accrued expenses     (466,799)     343,582
              Other long-term liabilities                (40,208)           -
-----------------------------------------------------------------------------
                    Net cash provided by (used for)
                    operating activities               2,761,007       28,149
-----------------------------------------------------------------------------
Cash flows used for investing activities:
      Notes receivable from officers                     (59,000)     (75,000)
      Purchases of short-term investments            (11,519,904)           -
      Long term deposits                                 (67,135)     (19,000)
      Purchases to property and equipment             (1,965,688)     (14,286)
------------------------------------------------------------------------------
                      Net cash used in investing
                      activities                     (13,611,727)    (108,286)
------------------------------------------------------------------------------
Cash flows provided by financing activities:
      Expenses from issuance of common stock            (105,832)           -
      Proceeds from exercise of stock options            952,236      456,277
-----------------------------------------------------------------------------
                      Net cash provided by financing
                      activities                         846,404      456,277
-----------------------------------------------------------------------------
(Decrease)increase in cash and cash equivalents      (10,004,316)     376,140
Cash and cash equivalents at beginning of period      22,679,820    2,704,665
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $12,675,504   $3,080,805
=============================================================================

Supplemental disclosure of cash flow information:
         Cash paid for interest                                -       $2,771
                                                      ==========     ========
Supplemental disclosure of non cash items:
         Dividend on redeemable preferred stock                -     $103,036
                                                      ==========     ========

See accompanying notes to financial statements.

PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements (Continued)

Anika Therapeutics, Inc.
Notes to Financial Statements

(1)	Nature of Business

	Anika Therapeutics, Inc. (the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC, which is a HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISCr, which is a HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S., ORTHOVISC is limited to investigational use only. Anika has granted ORTHOVISC distribution rights to Zimmer, Inc. for the territories of United States, Canada, select Asian markets, Latin America and most of Europe. The Company manufactures AMVISC(1) and AMVISC Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb, Inc. The Company is currently developing INCERT, which is a HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop OSSIGEL, an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

1)	AMVISC and AMVISC Plus are registered trademarks of Bausch & Lomb
Surgical. ORTHOVISC and HYVISC are registered trademarks of the Company. Ossigel is a trademark of Orquest.

(2)	Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997.

The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(3)	Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share as the impact of potential common shares is antidilutive.



The following illustrates a reconciliation of the numerator and denominator for the three and nine months ended
September 30, 1998 and 1997 for basic and diluted earnings per share computations.

    	          		For the three months 				              For the nine months
             			ended September 30, 1998				           ended September 30, 1998
           --------------------------------    --------------------------------------
         		 Income      	Shares	    Per-Share	    Income       Shares 		     Per-Share
        		(Numerator)	(Denominator)  	Amount	  (Numerator)	(Denominator)	      Amount
          ----------- ------------- ---------  ----------- -------------  ------------
Net income	  $741,053								                   $3,579,514

Basic EPS
  Income
  available
  to common
  stock-
  holders	    $741,053	   9,960,502		  $.07		    3,579,514 	9,931,313		       $.36
              --------    ---------    ----      --------   ---------         -----
Effect of
Dilutive
Securities
  Warrants
  and
  options		              	1,356,037										               1,222,241

Diluted EPS
  Income
  available
  to common
  stock-
  holders	   $741,053 	  11,316,539   	$.07  		 $3,579,514 	11,153,554		       $.32
            --------     ----------    ----     ---------  ----------         -----

               			For the three months 		            		For the nine months
              			ended September 30, 1997			         	ended September 30, 1997
            ----------------------------------    ------------------------------------
         		 Income(loss)     Shares  Per-Share    Income(loss)    Shares 	  	Per-Share
        		  (Numerator)	(Denominator)  	Amount    (Numerator)  (Denominator)	   Amount
Net income
(loss)		    ($267,496)                        						 $285,917

Dividend on
Preferred
Stock               -                                 103,035

Basic EPS
   Income
   available to
   common
   stock-
   holders	  ($267,496)    5,079,464 	($.05)			      $182,882 		5,058,337	  	$.04
             ===========   =========  ======         ========   =========
Effect of
Dilutive
Securities
  Warrants
  and
  options	                        -   			                					 	2,317,692
                           ---------                            ---------
Diluted EPS
  Income
  available
  to common
  stock-
           ($267,496)     5,079,464   ($.05)			      $182,882 		7,376,029	  	$.02
           ==========     =========   ======         ========   =========    ====

(4)	Significant Customers

Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 70% and 88% of total product revenue for the nine months ended September 30, 1998 and 1997, respectively. Sales of AMVISC products to Bausch & Lomb Surgical accounted for 59% and 87% of total revenue for the three months ended September 30, 1998 and 1997, respectively.

Sales of ORTHOVISC products to one customer accounted for 22% of total product revenue sales for the three months ended 1998. In addition, sales of ORTHOVISC products to another customer accounted for 20% and 13% of total product revenue for the three months ended September 30, 1998 and 1997, respectively. This same customer also accounted for 18% and 15% of total product revenue for the nine months ended September 30, 1998 and 1997, respectively.

(5)	Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the nine months ended September 30, 1998 and 1997 and therefore comprehensive income and net income are the same.

(6)	New Accounting Standard

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of September 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.

(7) Notes Receivable from Officers

Note receivable from an officer consists of two loans made to an officer of the Company in March 1997 and July 1998. The loan amounts are due at the earlier of the end of five years from the date of the note or at the termination of the officer's employment. Interest accrues at the annual rate of 6% and 5.54%, respectively and is payable monthly over the term of the loans.

(8) Subsequent Event

In October 1998, the Company received a letter from the U.S. Food and Drug Administration's (FDA) Center for Devices and Radiological Health stating that the company's premarket approval (PMA) application for ORTHOVISC, was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The FDA letter recommended that Anika consult with the agency on the design of a new study and stated that clinical and other data from the initial PMA submission may be incorporated to support a future PMA submission. Also, in October 1998, the Therapeutics Goods Administration of Australia issued an initial decision to deny approval of an ORTHOVISC submission.

(9) Stock Repurchase Plan

In October 1998, the Board of Directors had approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of Anika stock, with the total number of shares purchased not to exceed 9.9 percent of the total issued and outstanding shares. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant and subject to regulatory considerations.

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

	Overview

The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid, a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company has been developing HA and HA based products since 1983. The Company's currently marketed products consist of ORTHOVISC, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for marketing in Canada and Europe; in the U.S. ORTHOVISC is currently limited to investigational use only. Anika has granted ORTHOVISC distribution rights to Zimmer, Inc. for the territories of United States, Canada, select Asian markets, Latin America and most of Europe. The Company manufactures AMVISC and AMVISC Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical. The Company is currently developing INCERT, which is an HA based product designed for use in the prevention of post-surgical adhesions. In addition, the Company is collaborating with Orquest, Inc. to develop OSSIGEL, an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

	Results of Operations

Product Revenue. Product revenue for the three months ended September 30, 1998 totaled $3,180,000, an increase of $1,646,000, or 107% over the $1,534,000 in product revenue recorded for the comparable period last year. The increase in product revenue for the three months ended September 30, 1998 was attributable to increased sales of AMVISC products and ORTHOVISC. Unit sales of AMVISC products and ORTHOVISC for the three months ended September 30, 1998 increased by 40% and 567%, respectively, over the comparable period of last year. At September 30, 1997, the Company had $1.0 million of AMVISC and ORTHOVISC customer back orders that were not shipped in September 1997 due to a quality problem in syringes supplied by a third party used to deliver the Company's HA products which resulted in a shortage of these syringes. Product revenue for the nine months ended September 30, 1998 totalled approximately $9,030,000, an increase of $3,218,000, or 55% over the $5,812,,000 in product revenue recorded for the nine months ended September 30, 1997. The increase in product revenue for the nine months ended September 30, 1998 was attributable to increased sales of AMVISC products and ORTHOVISC. Unit sales of AMVISC products and ORTHOVISC for the nine months ended September 30, 1998 increased by 17% and 362%, respectively, over the comparable period of last year.

Licensing Payments. Revenue from licensing payments increased to $1,500,000 for the nine months ended September
30, 1998 from $150,000 for the comparable periods in the prior year. In June 1998, the Company received a non-refundable $1,500,000 licensing payment from Zimmer, Inc. for the granting of ORTHOVISC European and Latin American distribution rights.

Gross Profit. The Company's gross profit from Product Revenue as a percentage ofd 48.1% for the comparable periods last year. The improvement in gross margin for the three and nine months ended September 30, 1998 was attributable to increased sales of ORTHOVISC which has a higher gross margin than AMVISC.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 1998 decreased by $152,000, or 24%, to $493,000 from $645,000 for the same period last year. For the nine months ended September 30, 1998 research and development expenses decreased by $93,000 or 6% to $1,384,000 from $1,477,000 for the same period last year. The decrease is a result of a reduction in spending on clinical trials which was partially offset by the expense of additional staff. The Company expects research and development expenses for the fourth quarter of 1998 will be greater than the third quarter of 1998 due to INCERT development expenses and additional clinical trial costs associated with ORTHOVISC.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 increased by $428,000, or 97%, to $869,000 from $441,000 for the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by 66% to $2,109,000 from $1,272,000 in the prior year. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 1998 was due to additional staffing, salary increases and deferred compensation expense from stock options. The Company expects that selling, general and administrative expenses for the fourth quarter of 1998 will approximate the third quarter of 1998.

Interest Income. Interest income, net for the nine months ended September 30, 1998 increased by $873,000 to $978,000 due to interest income earned from an increase in the cash balance on hand as a result of the Company's public offering of Common Stock completed in December 1997. The Company had an average cash balance on hand for the first nine months of 1998 and 1997 of $22,980,000 and $2,612,000, respectively.

	Liquidity and Capital Resources

In December 1997, the Company completed a public offering of 2,725,000 shares of its Common Stock that resulted in net proceeds of approximately $17 million.

At September 30, 1998, the Company had cash equivalents and short-term investments of $24,195,000 and working capital of $28,144,000. The Company believes that cash from operations and its cash on hand will be sufficient to meet its operating requirements for at least the next 24 months. Expenditures required to fund the ORTHOVISC clinical trial will adversely impact the Company's financial results in 1999, however the Company believes that the combination of revenues from its international ORTHOVISC business and the AMVISC product line should be sufficient to fund its operations during 1999 including expenses related to the clinical trial. In addition, funds may be used to purchase up to $4,000,000 of Anika stock under the stock repurchase plan with the total number of shares purchased not to exceed 9.9 percent of the total issued and outstanding. Thereafter, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products.

To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and the net proceeds of this offering are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash from operations and its cash on hand will be adequate to fund the Company's operating requirements is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Certain Factors Affecting Operating Results" as well as in this 10-QSB generally.


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

Year 2000 disclosure

The statements in the following section include "Year 2000
readiness disclosure" within the meaning of the Year 2000
Information and Readiness Disclosure Act.

Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the Year 2000.

The Company has begun assessing its information systems to
verify Year 2000 readiness.   The Company relies upon
microprocessor-based personal computers, mainframes and commercially available applications software. The Company has recently put into service the microprocessor-based personal computers with applications software which according to literature supplied with the software is Year
2000 compliant. The Company intends to test the applications software to verify compliance. The Company is also in the process of upgrading its mainframe computer hardware and software. The Company's present mainframe computer system runs only financial applications.
Installation of the upgraded hardware and software is expected to occur in 1999 and all of the software packages under review by the Company are reported to be Year 2000 compliant. Management will verify Year 2000 compliance of the mainframe computer as soon as installation and testing have been completed.

The Company has begun to discuss Year 2000 readiness with its material supply and service vendors. To date, those vendors and suppliers that have been contacted have indicated that their hardware and software will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and suppliers.

The Company believes that the current personal computer software applications and modifications to its mainframe system will allow it to be Year 2000 compliance in a timely manner. The Company does not anticipate that it will incur material expenses to make the internal computer system Year 2000 compliant and believes that the Year 2000 issue will not pose significant operational problems for the Company's system. There can be no assurance, however, that the Company's internal systems or those of third parties will be
compliant in a timely manner.   The failure of internal
systems or third parties to be Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, financial conditions, and results of operations. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and the
Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking statements. Forward looking statements include, without limitation, the Company's expectations as to when it will complete the installation and testing its internal systems; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results.

Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of third parties with respect to Year 2000 problems.



	CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934.
The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

History of Losses; Uncertainty of Future Profitability.
The Company incurred through the year ended December 31, 1996 annual operating losses since its inception in May 1993 and had an accumulated deficit of approximately $2.4 million as of September 30, 1998. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and although the Company achieved profitability for the nine months ended September 30, 1998 and the year ended December 31, 1997, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

Medical products regulated by the FDA are generally classified as devices and/or drugs and/or biologics. Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for the Company's new products on a timely basis if at all, or that FDA review will not involve delays (including a requirement that the Company conduct additional clinical trials) that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of the Company's product development process which may adversely affect approval of or delay an application or require additional expenditures by the Company. In the event the Company's future products are regulated as human drugs or biologics, the FDA's review process typically would be substantially longer and more expensive than the review process for devices.

The Company's ORTHOVISC product is currently regulated as a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval by the FDA
to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC in the U.S., it must obtain FDA approval of a PMA. The PMA approval process can
be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company
submitted a PMA for ORTHOVISC in December 1997.   In October
1998, the Company received a letter from the FDA stating that the Company's PMA application for ORTHOVISC, was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The FDA letter recommended that Anika consult with the agency on the design of a new study and stated that clinical and other data from the initial PMA submission may be incorporated to support a future PMA submission. The Company plans to meet with the FDA and submit an IDE for additional ORTHOVISC clinial trial. Also, in October 1998, the Therapeutics
Goods Administration of Australia issued an initial decision to deny approval of an ORTHOVISC submission. As a result of the FDA action, the Company will need to successfully design and complete an additional clinical trial or trials to demonstrate the effectiveness of ORTHOVISC. There can be no assurance that such a trial or trials can be completed in a timely manner or at all or, if completed, that the results of such a trial will produce data supporting the effectiveness of ORTHOVISC. Even if the Company is able to successfully design and complete additional clinical trials and the results thereof support the effectiveness of ORTHOVISC, there can be no assurance that the Company will receive FDA or other regulatory approval of ORTHOVISC, or that such approval will be obtained in a timely manner or without the need for additional clinical trials.There can be no assurance that the FDA will approve a PMA application for ORTHOVISC on a timely basis, if at all, or that the FDA review may also involve delays that will affect the Company's ability to commercialize additional products or expand permitted uses of existing products. Furthermore, even if granted, the approval may include significant limitations on the indications for use for which the product may be marketed.

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

On November 7, 1997, the Company entered into a distribution agreement with Zimmer for the exclusive marketing and distribution of ORTHOVISC in the United States, Canada and selected countries in the Asia-Pacific region This agreement was subsequently amended in June 1998 to expand the territories to also include Europe and Latin America. While the agreement provides for future payments to the Company of up to $23.5 million (which includes the right upon attaining certain milestones, at Zimmer's election, to make an equity investment in the Company equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a premium to the then current market price), such payments are contingent upon the achievement of certain enumerated regulatory approval and sales milestones. There can be no assurance that such milestones will be met on a timely basis or at all and, accordingly, that any such payments will be received by the Company. In addition, Zimmer had the right to terminate the agreement on August 1, 1998 if certain specified events occurred prior to that date and upon payment to Anika of $1.0 million in cash. The agreement was not terminated by Zimmer on August 1, 1998. Zimmer has other termination rights under the agreement including the right to terminate if ORTHOVISC is not approved by the FDA by January 1, 2001 and if Zimmer sales of ORTHOVISC fail to meet the minimums specified in the contract for two consecutive years beginning in 1998. There can be no assurance that any of these events will not occur, or, if any such event does not occur, that Zimmer will not elect to terminate the agreement.
 Any such termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC, which may have a material adverse effect on the Company's future operation results.

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

Uncertainty Regarding Success of Clinical Trials. Several of the Company's products, including ORTHOVISC, INCERT and HA oligosaccharides, as well as the products of the Company's collaborative partners, including OSSIGEL, will require clinical trials to determine their safety and efficacy in humans for various conditions. In addition, additional clinical trials are necessary to demonstrate the efficacy of ORTHOVISC. There can be no assurance that the Company or its collaborative partners will not encounter problems that will cause it to delay or suspend clinical trials of any of these products. In addition, there can be no assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

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

Need for Additional Funds; Liquidity.  	The Company
anticipates that its cash equivalents and short-term investments of approximately $24.2 million on September 30, 1998 will be adequate to fund its operations for an additional 24 months. Expenditures required to fund the ORTHOVISC clinical trial will adversely impact the Company's financial results in 1999, however the Company believes that the combination of revenues from its international ORTHOVISC business and the AMVISC product line should be sufficient to fund its operations during 1999 including expenses related to the clinical trial. In addition, funds may be used to purchase up to $4,000,000 of Anika stock under the stock repurchase plan with the total number of shares purchased not to exceed 9.9 percent of total issued and outstanding. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and the net proceeds of this offering are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

Risks' Relating to International Operations. Approximately 25% of the Company's product net sales for the nine months ended September 30, 1998 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

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

Possible Adverse Effect of Certain Anti-Takeover Provisions. Certain provisions of the Company's Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of the Company and preventing certain changes in control. These provisions include a classified Board of Directors, a Shareholder's Right Plan, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, the provision that vacancies on the Board of Directors be filled by a majority of the remaining directors, the ability of the Board of Directors to issue, and without further stockholder approval, preferred stock with rights and privileges which could be senior to the Common Stock. The Company also is subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. These provisions could discourage a third party from pursuing a takeover of the Company at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquiror from acquiring control of the Company and its Board of Directors.

Part II:	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

401(k) disclosure

On January 1, 1998, the Company began offering its Common Stock to its employees through the Anika Therapeutics, Inc. Company Stock Fund ("Company Stock Fund") under its Employee Savings and Retirement (401(k)) Plan (the "Plan"). From January 1, 1998 to September 30, 1998, approximately 11,052 shares of Common Stock were purchased for the account of 25 employees at prices ranging from $8.00 to $17.00. The Common Stock was purchased on the open market by an independent
agent and held by the Plan.   Such transactions were
completed without an effective registration statement or exemption from registration. The Company intends to file a registration statement on Form S-8 with respect to the offering and sale of its Common Stock under the Company Stock Fund as soon as reasonably practicable.

Item 5.	Other Information

In October 1998, the Company received a letter from the U.S. Food and Drug Administration's (FDA) Center for Devices and Radiological Health stating that the company's premarket approval (PMA) application for ORTHOVISC, was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The FDA letter recommended that Anika consult with the agency on the design of a new study and stated that clinical and other data from the initial PMA submission may be incorporated to support a future PMA submission. Also, in October 1998, the Therapeutics Goods Administration of Australia issued an initial decision to deny approval of an ORTHOVISC submission.

As a result of the FDA action, the Company will need to successfully design and complete an additional clinical trial or trials to demonstrate the effectiveness of ORTHOVISC. There can be no assurance that such a trial or trials can be completed in a timely manner or at all or, if completed, that the results of such a trial will produce data supporting the effectiveness of ORTHOVISC. Even if the Company is able to successfully design and complete additional clinical trials and the results thereof support the effectiveness of ORTHOVISC, there can be no assurance that the Company will receive FDA or other regulatory approval of ORTHOVISC, or that such approval will be obtained in a timely manner or without the need for additional clinical trials.

Stock Repurchase Plan

In October 1998, the Board of Directors had approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of Anika stock, with the total number of shares purchased not to exceed 9.9 percent of the total issued and outstanding shares. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant and subject to regulatory considerations.


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibit No.	Description

			27.1		Financial Data Schedule


	(b)	Reports on Form 8-K:

		None

                          	SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             							ANIKA THERAPEUTICS, INC.




	DATE: November 16,1998			          BY:/s/ J. Melville Engle
                                       ---------------------
                            								J. Melville Engle
                            								Chief Executive Officer





	DATE: November 16,1998			           BY:  /s/ Sean F. Moran
                                     ----------------------
                             								Sean F. Moran
                             								Chief Financial Officer