Form 10-K
period 1998-12-31
ANIKA THERAPEUTICS INC
filed 1999-03-31
CIK 898437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1943

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-21326
                            ------------------------

                            ANIKA THERAPEUTICS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                MASSACHUSETTS                                   04-3145961
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

       236 WEST CUMMINGS PARK, WOBURN, MASSACHUSETTS                      01801
          (Address of Principal Executive Offices)                      (Zip Code)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 932-6616

      SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:
                     Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 19, 1999 was $31,456,577 based on the last sale price of Common Stock of $4.625 as reported by the NASDAQ National Market. At March 19, 1999 there were issued and outstanding 9,314,243 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required in response to Items 10, 11, 12 and 13 of Part III are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting to be held on June 3, 1999. Such Proxy Statement shall not be deemed to be "filed" as part of this Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                            ANIKA THERAPEUTICS, INC.
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

    THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED THROUGHOUT THIS FORM 10-K AND ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 18 OF THIS FORM 10-K.

------------------------

(1) AMVISC is a registered trademark of Bausch & Lomb Surgical

PART I

ITEM 1. BUSINESS

    Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only. An Investigational Device Exemption ("IDE") was approved by the U.S. Food and Drug Administration (FDA) in March 1999 authorizing the Company to commence a human clinical trial in the U.S. The Company manufactures AMVISC-Registered Trademark- and AMVISC
-Registered Trademark-Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce Ossigel(tm); an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

AMVISC PRODUCTS

    AMVISC and AMVISC Plus are high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate and protect sensitive tissues such as the endothelium and maintain the space between them, thereby facilitating ophthalmic surgical procedures.

    Anika manufactures the AMVISC product line for Bausch & Lomb Surgical under a supply agreement that has fixed selling prices and stated minimum annual purchase obligations through December 31, 2001.

ORTHOVISC

    ORTHOVISC is a high molecular weight, highly purified HA product designed to relieve pain and improve joint mobility in patients suffering from osteoarthritis of the knee. ORTHOVISC is delivered by intra-articular injection to supplement and restore the body's natural HA found in the synovial fluid of joints.

    Osteoarthritis occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery such as the implantation of artificial joints.

    Osteoarthritis is a debilitating disease causing pain, inflammation and restricted movement in joints. The current treatment options for osteoarthritis before joint replacement surgery include analgesics, non-steroidal anti-inflammatory drugs and steroid injections.

    ORTHOVISC is approved for sale and marketed in Canada, Turkey, Israel, Iceland and Europe under the Communautee European ("CE mark"). The CE mark, a certification required under European Community ("EC") medical device regulation, allows ORTHOVISC to be marketed without further approvals in most of the EC nations as well as other countries that recognize EC device regulation.

    In the U.S., ORTHOVISC is limited to investigational use only. In October 1998 the Company was notified by the FDA that its Pre-Market Approval Application ("PMA") was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The PMA was submitted to the FDA in December 1997 and contained clinical data collected from a 226 patient, randomized double blind clinical study completed in June 1997. In late March 1999, the Company received an Investigational Device Exemption ("IDE") approval to initiate a second Phase III clinical study.

    The Company has licensed ORTHOVISC marketing and distribution rights to Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company for the territories of United States, Canada, Latin America, most of Europe and Asia. ORTHOVISC is also marketed by Grupo Ferrer, Inc. in Spain and Portugal, by Biomeks Pharmaceuticals in Turkey and by Rafa Laboratories in Israel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

HYVISC

    HYVISC is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed by Boehringer Ingelheim Animal Health, Inc. in the United States under an agreement terminating in 2002. The Company and Boehringer Ingelheim have also entered into an agreement to distribute HYVISC internationally.

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

    INCERT adheres to a wound site and serves as a barrier between adjacent tissues. Anika co-owns an issued United States patent covering the use of INCERT for adhesion prevention. The Company has received notification from the U.S. Patent and Trademark Office ("PTO") that a third party is attempting to provoke interference with respect to the Company's patent covering INCERT. The Company has tested INCERT in pre-clinical animal studies. Anika currently plans to commence human testing of INCERT in a pilot study by the end of 1999.

    OSSIGEL

    In June of 1997, the Company executed a multi-year collaboration agreement with Orquest to develop and manufacture OSSIGEL, a formulation of basic fibroblast growth factor and HA designed to accelerate the healing of bone fractures. Orquest is a privately held orthobiologics company headquartered in Mountain View, California, and was founded in 1994 to develop products for bone and cartilage regeneration. OSSIGEL has been shown in pre-clinical animal models to accelerate the healing of bone fractures. Orquest commenced human clinical testing of OSSIGEL in Europe during 1998. Orquest has filed a patent application with the U.S. Patent and Trademark Office for the use of OSSIGEL in accelerating fracture healing.

    HA FOR NERVE REGENERATION

    The Company is conducting collaborative research with Lahey Clinic to study the effect of HA on nerve regeneration. A pre-clinical animal model demonstrated that the Company's highly purified HA formulation enhanced peripheral nerve regeneration. The Company is also collaborating with Lahey Clinic to study the use of HA in a spinal cord regeneration pre-clinical model.

    HA OLIGOSACCHARIDES

    HA oligosaccharides are discrete pieces of the HA polysaccharide chain. Because many different types of normal cells and cells in disease processes contain HA receptors on the cell surface that interact with HA oligosaccharides, the material may have the ability to influence cell behavior.

    One of the critical events in the metastasis of cancer is the interaction between tumor cells and the host tissue stroma. This interaction is mediated by certain cell surface receptors. Preclinical studies have indicated that the interaction between one of the cell surface receptors, the hyaluronan receptor CD44 and HA contained in the host tissue stroma enhances the growth of certain tumors. Preclinical studies conducted by the Company, working in collaboration with Tufts University and Massachusetts General Hospital, have indicated that HA oligosaccharides, by binding to the CD44 receptor and blocking the interaction with HA in the host tissue stroma, have inhibited the metastasis of cancer cells inserted in mice. In addition, studies in an in vitro model have indicated that HA oligosaccharides inhibited the metastasis of cancer cells.

    The Company has obtained an exclusive worldwide license to this technology from Tufts University.

MANUFACTURING OF HYALURONIC ACID

    The Company has been manufacturing HA since 1983 in its manufacturing facility located in Woburn, Massachusetts. This facility is approved by the FDA for the manufacture of medical devices and drugs. In 1996, the Company received an International Standards Organization ("ISO") 9001 certification of its manufacturing facility and HA manufacturing process. An ISO 9001 designation is an internationally recognized certification for quality standards governed by the International Organization for Standards based in Geneva, Switzerland. The Company has developed a proprietary HA manufacturing process for the extraction and purification of HA from rooster combs that yields high molecular weight, highly purified HA.

    A substantial supply of rooster combs is available and the Company believes that all the other materials required for the manufacture of its HA products are also readily available from a number of sources. The Company obtains syringes used to deliver its HA products from a single supplier, however, it generally keeps sufficient syringes in its inventory to meet anticipated demand for at least six months. The Company employs strict quality control procedures to ensure the quality of its products, inventory and raw materials. The Company believes that its facility in Woburn, Massachusetts has the manufacturing capacity to accommodate anticipated demand through at least 2003.

PATENT AND PROPRIETARY RIGHTS

    The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. The Company co-owns certain United States patents and a patent application which claim certain adhesion prevention uses and certain drug delivery uses of HA, and the Company solely owns patents covering certain manufacturing processes. The Company also holds an exclusive license from Tufts University to use technologies claimed in a United States patent application which has been granted a notice of allowance by the U.S. Patent Office which relates to the anti-metastasis applications of HA oligosaccharides. The Company's issued patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any patents which arise from the Company's licensed application would provide competitive protection, if at all, only in the United States. To date, the Company has not pursued foreign patents equivalent to those issued or applied for in the United States.

    Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company has received notice from the PTO that a third party is attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT for post-surgical adhesion prevention. Although the Company believes that an interference may be declared by the PTO, it is too early to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT product, and no assurance can be given that the Company would be successful in any such interference proceeding. If the third party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of the INCERT products, which could have a material adverse effect on the Company's future operating results.

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

    The Company has granted Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions which relate to the AMVISC products, effective on December 31, 2001, the termination date of the AMVISC supply contract. Upon expiration of the AMVISC supply contract, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations could be materially and adversely affected.

GOVERNMENT REGULATION

    Anika's research, development, manufacturing activities and the future marketing of products by Anika are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, devices and drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act governs the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of Anika's products.

    Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources to demonstrate safety and effectiveness. There can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of Anika's product development process which may affect approval of or delay an application or require additional expenditures by Anika.

    Medical products regulated by the FDA are generally classified as drugs, biologics, and/or medical devices. AMVISC is approved as a Class III device in the United States for ophthalmic surgical procedures in intraocular use in humans. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. ORTHOVISC is currently considered a Class III medical device by the FDA. In the past, most HA products have been regulated as medical devices. Anika believes that its ORTHOVISC for osteoarthritis and INCERT products will be regulated as Class III devices. In the U.S., however, no assurance can be given that INCERT will not be classified as a drug or biologic or as both a device and a drug or a biologic. Although it is not known whether HA oligosaccharides for use in the treatment of certain proliferative diseases and in HA drug delivery will be regulated as drugs, these produts is the Company's belief that it will be regulated as drugs or a biologics.

DEVICES

    The steps required to qualify a medical device for marketing in the United States are complex. Medical devices are classified as Class I, II, or III devices. In general, Class I devices require compliance with labeling and record keeping regulations and are subject to other general controls. Class II devices may be subject to special controls, such as market surveillance and are subject to general controls. Class II devices also may be subject to clinical testing for purposes of premarket notification to the FDA. Class III devices require clinical testing to assure safety and effectiveness prior to marketing and distribution.

    At least 90 days prior to marketing, devices must be subject to a premarket notification to the FDA to determine the product's classification and regulatory status. If a product is found to be "substantially equivalent" to a Class I or Class II device, or a Class III device not subject to a PMA requirement, it may be marketed without further FDA review. The FDA may require the submission of clinical data as a basis for determining whether a device is "substantially equivalent." If a device is found to be "not substantially equivalent," the device manufacturer must file a PMA application with the FDA based on testing intended to demonstrate that the product is both safe and effective. HA-based products will likely require the issuance of a PMA from the FDA prior to commercial sale.

    The PMA process requires the performance of human clinical studies under an IDE. Upon completion of required clinical studies, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA staff then determines whether to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and then often reviewed by a FDA scientific advisory panel of physicians and others with expertise in the relevant field. The FDA will also conduct an inspection to determine whether an applicant conforms with the FDA's current Quality Systems Regulations. If the FDA's evaluation is favorable, the FDA will subsequently publish an order granting the PMA for the device. Although the initial PMA review process is required to be completed within 180 days from the date of the PMA application is accepted for filing, the FDA routinely raises additional issues which must be addressed prior to the approval of a PMA, which may significantly extend the review process.

DRUGS

    Medical devices may meet both the definition of a medical device and a drug. In these instances, the FDA may regulate these products as drugs or biologics or as both medical devices and drugs or biologics. The steps required before a drug or biologic may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sales or shipment of the drug. A clinical study program designed to demonstrate the safety and effectiveness of a drug usually proceeds in three phases:

    - Phase I involves testing the drug for safety and tolerance in a small group of healthy volunteers.

    - Phase II involves testing for efficacy and identifying possible side effects in a target patient group.

    - Phase III involves additional testing for efficacy, optimal dosage and safety with an expanded patient group, preferably using a comparative control agent.

    The results of the clinical testing, together with manufacturing information, are then submitted to the FDA in the form of an NDA or PLA. In the event Anika's products are classified as drugs or biologics, it may take five to ten years to from discovery to approval, which typically would be substantially longer than the development process for devices and would be substantially more expensive.

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

    For marketing outside the United States, Anika will be subject to FDA regulations regarding the export of products within its jurisdiction and to foreign regulatory requirements governing human clinical trials and marketing approval for medical products and devices. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that approvals of Anika's products, processes or facilities will be granted or that Anika will obtain the financing needed to develop certain of such products. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the ability of Anika to market its products.

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

    The Company is aware of several companies, including Genzyme, Biomatrix, Inc., Hyal Pharmaceutical Corp., Fidia S.P.A., LifeCore Biomedical, Inc. and Seikagaku, that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have obtained product approvals, submitted for approval or have commenced human clinical studies, either in the United States or in certain foreign countries. Major competing products for the use of HA in ophthalmic surgery include Healon (manufactured by Pharmacia) and Provisc and Viscoat (distributed by Alcon). In the U.S. two HA products for the treatment of osteoarthritis in the knee, Hyalgan and Synvisc, have received FDA approval and have been marketed in the U.S. since the fourth quarter of 1997. Hyalgan is manufactured by Fidia S.P.A. and is distributed in the United States by Sanofi Pharmaceuticals and OrthoLogic Corp. In addition, Fidia S.P.A. is selling Hyalgan throughout Europe. Synvisc is manufactured by Biomatrix Inc. and is distributed in the United States by Wyeth-Ayerst Laboratories, a division of American Home Products Corp. Synvisc is also marketed in Canada, Europe, Latin America and Australia. Artz is manufactured by Seikagaku Corporation and is distributed in Japan, Spain and Sweden. Genzyme has received marketing approvals in Europe and the U.S. for a chemically modified HA for the prevention of post-surgical adhesions under the brandname Seprafilm. LifeCore Biomedical has completed a Phase III human clinical trial testing HA to prevent surgical adhesions and has filed a PMA with the FDA.

RESEARCH AND DEVELOPMENT

    The Company intends to continue development of its existing product candidates, to expand the therapeutic applications of its existing products and to develop new therapeutic applications for its HA technology.

    The Company's research and development efforts consist primarily of the development of new medical applications for its HA based technology and the management of clinical trials for product candidates and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The Company's development of new products is accomplished primarily through in-house research and development personnel and resources as well as with collaboration with other companies and scientific researchers. For the years ended December 31, 1998 and 1997, the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996, research and development expenses were $2.0 million, $2.0 million, $1.3 million and $1.6 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. As of December 31, 1998 the Company had seven employees engaged primarily in research and development.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 61 full-time employees. The Company considers its relations with its employees to be good. No employees are represented by labor unions.

ENVIRONMENTAL LAWS

    The Company believes that it is in compliance with all federal, state and local environmental regulations with respect to its manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on the Company's operations. The Company's leased manufacturing facility is located within the Wells G&H Superfund site in Woburn, MA. The Company has not been named and is not a party to any such legal proceedings regarding the Wells G&H Superfund site.

PRODUCT LIABILITY

    The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. Although the Company has not received any material product liability claims to date and has coverage under its insurance policy of $1,000,000 per occurrence and $5,000,000 in aggregate, there can be no assurance if material claims arise in the future, that the Company's insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on the Company's business, financial condition and results of operation.

ITEM 2. PROPERTIES

    The Company leases 25,000 square feet of space at 236 West Cummings Park, Woburn, Massachusetts for its corporate headquarters and manufacturing facility. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. The lease for this facility terminates in February 2004. The Company also leases (i) approximately 11,000 square feet of administrative and research and development space in Woburn, Massachusetts under a lease terminating in October 2001 and (ii) approximately 9,000 square feet of warehouse space in Woburn, Massachusetts under a lease terminating in January 2004. For the year ended December 31, 1998 the Company had aggregate lease costs of approximately $377,000. Anika believes that its existing facilities are adequate to meet its requirements through 2003.

ITEM 3. LEGAL PROCEEDINGS

    The Company has no material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

COMMON STOCK INFORMATION

    The Company's common stock par value $0.01 per share (the "Common Stock") has traded on the Nasdaq National Market since November 25, 1997 under the symbol "ANIK". Prior to that the Company's stock was traded under the Nasdaq Small-Cap Market. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock on the Nasdaq Small-Cap and the Nasdaq National Market. These prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                                                                                PRICE
                                                                                                RANGE
FISCAL YEAR ENDED AUG. 31, 1996                                                                 HIGH        LOW
---------------------------------------------------------------------------------------------- -------    -------
First Quarter................................................................................. $ 3 1/8    $ 2 5/8
Second Quarter................................................................................   4 5/8      2 7/8
Third Quarter.................................................................................   7 7/8      3 1/2
Fourth Quarter................................................................................   6 5/8      3 3/8
Transitional period Ended Dec. 31, 1996.......................................................   6 1/4      3 3/8

                                                                                                PRICE
                                                                                                RANGE
FISCAL YEAR ENDED DEC. 31, 1997                                                                 HIGH        LOW
---------------------------------------------------------------------------------------------- -------    -------
First Quarter................................................................................. $ 6 1/4    $ 3 1/2
Second Quarter................................................................................   7          5
Third Quarter.................................................................................   9 1/4      6 3/8
Fourth Quarter................................................................................  10 5/8      6 7/8

                                                                                                PRICE
                                                                                                RANGE
FISCAL YEAR ENDED DEC. 31, 1998                                                                 HIGH        LOW
---------------------------------------------------------------------------------------------- -------    -------
First Quarter................................................................................. $10 1/8    $ 7 1/4
Second Quarter................................................................................  15          9 9/16
Third Quarter.................................................................................  18 3/16    13
Fourth Quarter................................................................................  12 3/8      3 15/16

    At December 31, 1998, there were 320 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                         STATEMENTS OF OPERATIONS DATA:
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOUR-MONTH
                                                   YEARS ENDED       TRANSITIONAL
                                                   DECEMBER 31,      PERIOD ENDED      YEARS ENDED AUGUST 31,
                                               --------------------  DECEMBER 31,  -------------------------------
                                                 1998       1997         1996        1996       1995       1994
                                               ---------  ---------  ------------  ---------  ---------  ---------
Total revenue................................  $  13,870  $  11,955   $    1,212   $   4,613  $   3,356  $   4,663
Cost of sales................................      6,014      4,744        1,309       4,472      3,118      3,934
Gross profit (loss)..........................      7,856      7,211          (97)        141        238        728
Total operating expenses.....................      4,687      4,050        2,619       3,104      2,222      2,230
Income (loss) from operations................      4,349      3,344       (2,658)     (2,849)    (1,955)    (1,440)
Diluted earnings (loss) per share............  $     .40  $     .44   $    (0.56)  $   (0.76) $   (0.63) $   (0.45)
Diluted shares outstanding...................     11,006      7,587        4,905       4,053      3,225      3,177

                              BALANCE SHEET DATA:

                                                      AS OF             AS OF
                                                   DECEMBER 31,      DECEMBER 31,         AS OF AUGUST 31,
                                               --------------------  ------------  -------------------------------
                                                 1998       1997         1996        1996       1995       1994
                                               ---------  ---------  ------------  ---------  ---------  ---------
Cash and cash equivalents....................  $  10,713  $  22,680   $    2,705   $   3,651  $   2,825  $   2,584
Short-term investments.......................     12,007         --           --          --         --         --
Working capital..............................     27,076     25,329        4,226       5,858      4,972      5,520
Total assets.................................     32,393     28,749        6,920       8,580      8,046      7,698
Redeemable convertible preferred stock.......         --         --        2,603       2,523      2,326         --
Accumulated deficit..........................     (1,680)    (6,029)      (9,374)     (6,716)    (3,867)    (1,913)
Treasury stock...............................     (1,890)        --           --          --         --         --
Stockholder's equity.........................  $  29,895  $  26,224   $    2,369   $   4,415  $   3,544  $   5,378

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only. An Investigational Device Exemption ("IDE") was approved by the FDA in March 1999 authorizing the Company to commence a human clinical trial in the U.S. The Company manufactures
AMVISC-Registered Trademark- and AMVISC-Registered Trademark-Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL(TM;) an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

    The Company receives a substantial portion of its revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical. For the years ended December 31, 1998 and 1997, AMVISC sales accounted for 65% and 84% of product revenue, respectively.

    The Company manufactures AMVISC for Bausch & Lomb Surgical under a five-year supply contract (the "AMVISC Supply Contract") that became effective on January 1, 1997 and expires on December 31, 2001. Bausch & Lomb Surgical assumed the AMVISC Supply Contract when it purchased Chiron Vision in January 1998. The current AMVISC Supply Contract has stated minimums with substantially higher unit selling prices than a previous six-year supply contract with Chiron Vision which expired on December 31, 1996. Under the previous supply contract, the Company was obligated to supply AMVISC at unit selling prices that approximated the Company's unit manufacturing cost.

    In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Latin America, Asia and most of Europe. To date the Company has received up-front non-refundable licensing payments totaling $4.0 million. In addition, under the Zimmer Distribution Contract, the Company has the potential to receive additional payments aggregating up to $20.5 million upon the achievement of certain regulatory approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a 25% premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. For the year ended December 31, 1998, ORTHOVISC sales to Zimmer accounted for 15.0% of product revenue.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

                         STATEMENT OF OPERATIONS DETAIL

                                                                                              YEAR ENDED
                                                                                     ----------------------------
                                                                                     DEC 31, 1998   DEC 31, 1997
                                                                                     -------------  -------------
Product revenue....................................................................  $  12,369,712  $   9,255,338
Licensing fees.....................................................................      1,500,000      2,700,000
                                                                                     -------------  -------------
  Total revenue....................................................................     13,869,712     11,955,338
Cost of product revenue............................................................      6,014,181      4,744,123
                                                                                     -------------  -------------
  Gross profit.....................................................................      7,855,531      7,211,215
Operating expenses:
  Research and development.........................................................      1,955,940      1,957,796
  Selling, general and administrative..............................................      2,731,142      2,092,467
                                                                                     -------------  -------------
  Total operating expenses.........................................................      4,687,082      4,050,263
                                                                                     -------------  -------------
  Income from operations...........................................................      3,168,449      3,160,952
  Interest income, net.............................................................      1,307,825        262,162
                                                                                     -------------  -------------
  Income before income taxes.......................................................      4,476,274      3,423,114
  Income taxes.....................................................................        127,557         78,677
                                                                                     -------------  -------------
    Net income.....................................................................  $   4,348,717  $   3,344,437
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    PRODUCT REVENUE. Product revenue for the year ended December 31, 1998 was $12,370,000 an increase of $3,115,000, or 33.6%, over the $9,255,000 recorded in the prior year. The increase was primarily attributable to an increase of $2,955,000 or 220% in sales of ORTHOVISC. Sales of AMVISC products also increased by $333,000 or 4%.

    LICENSING FEES. Licensing fees of $1,500,000 and $2,700,000 were received for the years ended December 31, 1998 and 1997, respectively. During 1998, the Company received a non-refundable $1.5 million licensing payment from Zimmer for the expansion of territories under the Zimmer Distribution Agreement. During 1997, the Company received a non-refundable $2.5 million licensing payment from Zimmer for ORTHOVISC distribution rights and $200,000 from Orquest for the development of OSSIGEL.

    GROSS PROFIT. Gross profit for the year ended December 31, 1998 was $7,856,000 an increase of $644,000 or 8.2% over the 7,211,000 recorded in the prior year. The increase was primarily due to the increase in product revenue and the gross profit percentage on product revenue partially offset by a decrease in licensing fee. Gross profit from product revenues increased as a percentage of product revenue to 51.4% for the year ended December 31, 1998 as compared to 48.7% in the prior year. The increase in the gross profit percentage on product revenues was due to increased sales volume of ORTHOVISC, which has a higher gross margin per unit than AMVISC products.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1998 decreased by $2,000 to $1,956,000 from $1,958,000 recorded in the prior year. An increase in research and development staffing during 1998 was offset by a reduction in ORTHOVISC regulatory and clinical costs. The Company expects that research and development expenses will increase substantially during 1999 due to ORTHOVISC clinical trial costs.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 1998, increased by $639,000, or 30.5%, to $2,731,000 from $2,092,000 in the prior year. The increase was primarily attributable to increases in consulting, recruiting, selling and marketing costs and the amortization of unearned stock compensation.

    NET INTEREST INCOME. The Company's net interest income increased by $1,046,000 to $1,308,000 for the year ended December 31, 1998 from $262,000 in the prior year. The increase is attributable to an increase in average cash available for investment during the 1998 as compared to 1997, as a result the Company's December 1997 stock offering.

    INCOME TAXES. The Company recorded an effective tax rate of 2.9% for 1998 versus 2.3% for the prior year. The Company recorded tax expense for the year ended December 31, 1998 of $128,000 which consisted of current tax expense of approximately $1,803,000 (tax rate of 40.2%) offset by a tax benefit of approximately $1,675,000 from net operating loss carryforwards.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

                         STATEMENT OF OPERATIONS DETAIL

                                                                                               YEAR ENDED
                                                                                      ----------------------------
                                                                                      DEC 31, 1997   DEC 31, 1996
                                                                                      -------------  -------------

                                                                                                      (UNAUDITED)
Product revenue.....................................................................  $   9,255,338  $   4,633,743
Licensing fees......................................................................      2,700,000             --
                                                                                      -------------  -------------
  Net revenue.......................................................................     11,955,338      4,633,743
  Cost of product revenue...........................................................      4,744,123      4,517,591
                                                                                      -------------  -------------
Gross profit........................................................................      7,211,215        116,152
                                                                                      -------------  -------------
Operating expenses:
  Research and development..........................................................      1,957,796      2,488,657
  Selling, general and administrative...............................................      2,092,467      2,393,623
                                                                                      -------------  -------------
  Total operating expenses..........................................................      4,050,263      4,882,280
                                                                                      -------------  -------------
  Income (loss) from operations.....................................................      3,160,952     (4,766,128)
  Interest income, net..............................................................       (262,162)      (166,908)
                                                                                      -------------  -------------
  Income (loss) before income taxes.................................................      3,423,114     (4,599,220)
  Income taxes......................................................................         78,677             --
                                                                                      -------------  -------------
    Net income (loss)...............................................................  $   3,344,437  $  (4,599,220)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    PRODUCT REVENUE. Product revenue for the year ended December 31, 1997 was $9,255,000 an increase of $4,621,000 or 100% over the $4,634,000 in the prior year. The increase was primarily attributable to increased AMVISC sales. Sales of AMVISC as measured in units increased by 6.5% while the average selling price of AMVISC increased by 70% under the new AMVISC supply contract. Future increased selling prices under the AMVISC supply contract will be limited to annual adjustment based on the producer price index.

    LICENSING FEES. Licensing fees of $2,700,000 were received for the year ended December 31, 1997. The Company received a $2.5 million licensing payment from Zimmer for ORTHOVISC distribution rights and $200,000 from Orquest for the development of OSSIGEL.

    GROSS PROFIT. The Company's gross profit for the year ended December 31, 1997 was $7,211,000 an increase of $7,095,000 over the $116,000 recorded in the prior year. The increase was primarily due to the 70% increase in the average unit selling price of AMVISC under the new AMVISC Supply Contract, increased sales volume of ORTHOVISC and the $2,700,000 licensing fee received in 1997. Gross profit from product revenues increased as a percentage of product revenues to 48.7% for the year ended

December 31, 1997 as compared to 2.5% in the prior year due primarily to the increase in average unit selling price of AMVISC and the increased sales of ORTHOVISC which has a higher gross margin than AMVISC.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1997 decreased by $531,000, or 21.3% to $1,958,000 from $2,489,000 recorded in the prior year. The decrease was primarily due to a reduction in expenses associated with the ORTHOVISC clinical trial which was completed in June 1997.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 1997, decreased by $302,000, or 12.6%, to $2,092,000 from $2,394,000 in the prior year. Staffing levels were substantially the same for each of these years. The decrease is primarily attributable to severance payments to the Company's former president incurred in 1996 and a $544,000 write-off of leasehold improvements and lease expenses resulting from the closing of one of the Company's facilities in 1996 which was partially offset by an increase in general expense levels in 1997.

    NET INTEREST INCOME. The Company's net interest income increased to $262,000, or 56.9%, in the year ended December 31, 1997 from $167,000 in the prior year. The increase is attributable to an increase in average cash available for investment in the year ended December 31, 1997 as compared to 1996.

    TAX EXPENSE. The Company recorded tax expense for the year ended December 31, 1997 of approximately $79,000 which consisted of current tax expense of $1,375,000 (tax rate of 40.2%) offset by a tax benefit of $1,296,000 from net operating loss carryforwards. At December 31, 1997 the company has a remaining tax benefit of $3,256,000 from net operating loss carryforwards to offset future tax expense.

FOUR MONTHS ENDED DECEMBER 31, 1996 COMPARED TO FOUR MONTHS ENDED DECEMBER 31,
  1995

                         STATEMENT OF OPERATIONS DETAIL

                                                                                            FOUR MONTHS ENDED
                                                                                       ---------------------------
                                                                                       DEC 31, 1996   DEC 31, 1995
                                                                                       -------------  ------------

                                                                                                      (UNAUDITED)
Net sales............................................................................  $   1,212,041  $  1,191,215
Cost of sales........................................................................      1,308,625     1,263,249
                                                                                       -------------  ------------
  Gross loss.........................................................................        (96,584)      (72,034)
Operating expenses:
  Research and development...........................................................      1,310,330       456,315
  Selling, general and administrative................................................      1,308,583       384,215
                                                                                       -------------  ------------
    Total operating expenses.........................................................      2,618,913       840,530
                                                                                       -------------  ------------
  Loss from operations...............................................................     (2,715,497)     (912,564)
    Interest income..................................................................        (57,898)       (5,303)
                                                                                       -------------  ------------
  Loss before income taxes...........................................................     (2,657,599)     (907,261)
  Income taxes.......................................................................
                                                                                       -------------  ------------
Net loss.............................................................................  $  (2,657,599) $   (907,261)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    NET SALES. Net sales of HA products for the four-month transitional period ended December 31, 1996 totaled $1.2 million, which was substantially unchanged from the net sales recorded for the comparable four month period of the prior year.

    GROSS LOSS. The Company's gross loss as a percentage of net sales was 8.0% for the four month transitional period ended December 31, 1996, an increase of two percentage points from the 6.0% gross loss for the same period in 1995. The increase was primarily attributable to increased sales of HA products with lower margins.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the four-month transitional period ended December 31, 1996 increased by $854,000, or 187.3%, to $1.3 million from $456,000 for the same period in 1995. The increase was primarily attributable to $600,000 in expenses related to the clinical trial for ORTHOVISC and the amortization of $375,000 of unearned stock option compensation related to the amendment of the employment agreement of the Company's chief scientific officer.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the four-month transitional period ended December 31, 1996 increased by $925,000, or 240.9%, to $1.3 million from $384,000 for the same period in 1995. The increase was primarily attributable to the hiring of additional marketing and administrative staff, a $544,000 write-off of leasehold improvements and lease expenses resulting from closing one of the Company's facilities, and $200,000 in severance costs associated with the departure of the Company's former president.

YEAR ENDED AUGUST 31, 1996 COMPARED TO YEAR ENDED AUGUST 31, 1995

    NET SALES. Net sales of HA products totaled $4.6 million in the fiscal year ended August 31, 1996, representing an increase of $1.3 million, or 38.2%, from the $3.4 million for fiscal 1995. The increase was primarily attributable to an increase in the unit volume of AMVISC sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $22.7 million and working capital of $27.1 million versus cash and cash equivalents of $22.7 million and working capital of $25.3 million at December 31, 1997. During 1998, the Company generated approximately $3,353,000 of cash from operating activities, which consisted primarily of net income offset by changes in working capital items.

    During 1998, the Company utilized $2,238,000 for capital expenditures, primarily for the expansion of its manufacturing facility. The Company expects to utilize approximately $2,000,000 during 1999 to complete the expansion of its manufacturing facility. The Company expects that after this expansion it will have adequate capacity to meet demand through at least the end of the year 2003 based upon its current expectations.

    In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $4 million of Anika Common Stock with the total number of shares purchased under the plan not to exceed 9.9% of the total issued and outstanding shares. Through December 31, 1998 the Company repurchased 359,500 shares for $1,923,000 and through March 25, 1999 the Company had repurchased 685,600 shares at an average cost per share of $5.11 for a total cash purchase price of $3,503,000. During the years ended December 31, 1998 the Company generated $964,000 via the exercise of stock options and warrants.

    In December 1997, the Company completed a secondary public offering of 2,725,000 shares of Common Stock that resulted in net proceeds to the Company of approximately $17 million.

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

    The Company believes that its cash on hand will be sufficient to meet its operating requirements for at least the next 24 months. Expenditures required to fund the ORTHOVISC clinical trial will adversely impact the Company's financial results in 1999. However, the Company believes that the combination of revenues from its international ORTHOVISC business and the AMVISC product line should be sufficient to fund its operations during 1999 including expenses related to the clinical trial. In the future, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility.

    The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. Although the Company achieved profitability for the years ended December 31, 1998 and 1997 there can be no assurance that the Company will continue to record profits in future periods. For 1998 and 1997, the Company's unit sales of AMVISC substantially exceeded the minimum obligations under the AMVISC Supply Agreement. For 1999, the Company can provide no assurance that unit sales of AMVISC for 1999 will exceed minimum annual purchase obligations.

    The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash and cash equivalents, will be adequate to fund operations is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors and Certain Factors Affecting Future Operating Results" as well as in this 10-K generally.

YEAR 2000 READINESS DISCLOSURE

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

    The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking statements. Forward looking statements include, without limitation, the Company's expectations as to when it will complete the installation and testing of its internal systems; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results.

    Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of third parties with respect to Year 2000 problems.

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHER FACTORS NOTED HEREIN, THE
FOLLOWING:

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

    The Company's ORTHOVISC product is currently regulated as a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC in the U.S., it must obtain FDA approval of a PMA. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company submitted a PMA for ORTHOVISC in December 1997. In October 1998, the Company was notified by the FDA that the Company's PMA application for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The Company submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. There can be no assurance that the FDA will approve a PMA application for ORTHOVISC on a timely basis, if at all, or that the FDA review will not involve delays that will affect the Company's ability to commercialize additional products or expand permitted uses of existing products. Furthermore, even if granted, the approval may include significant limitations on the indications for use for which the product may be marketed.

    The Company's developmental HA products, including INCERT and HA oligosaccharides, have not obtained regulatory approval in the U.S. for investigational use and/or commercial marketing and sale. The Company believes that INCERT will be regulated or biologic as a Class III medical device and HA oligosaccharides will be regulated as a drug or a biologic, although there can be no assurance that such products will not be otherwise classified. Before undertaking clinical trials in the U.S. to support a PMA, the Company must apply for and obtain FDA and/or institutional review board ("IRB") approval of an IDE. There can be no assurance that the Company will be permitted to undertake clinical trials of these or other future products in the U.S. or that clinical trials will demonstrate that the products are safe and effective or otherwise satisfy the FDA's pre-market approval requirements. Orquest has not received regulatory approval in the U.S. for the commercial marketing and sale of OSSIGEL. OSSIGEL will be regulated as a Class III medical device with the FDA's Center of Biologics Research and Review as the lead review center. There can be no assurance that Orquest will be permitted to undertake clinical trials of OSSIGEL or, if clinical trials are permitted, that such clinical trials will demonstrate that OSSIGEL is safe and effective or otherwise satisfy FDA requirements.

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

    HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception up until December 31, 1996, the Company had incurred annual operating losses. As of December 31, 1998, the Company had an accumulated deficit of approximately $1.6 million. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and, although the Company had net income of $4,349,000 and $3,344,000 for the years ended December 31, 1998 and 1997, respectively, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

    DEPENDENCE UPON MARKETING PARTNERS. The Company does not plan to directly market and sell its current products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. The Company currently manufactures AMVISC and AMVISC Plus for Bausch & Lomb Surgical under a non-exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Bausch & Lomb Surgical has purchased AMVISC and AMVISC Plus in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC supply contract. There can be no assurance that Bausch & Lomb, Inc. will continue to purchase AMVISC and AMVISC Plus at levels beyond the stated minimum annual purchase obligations. Any such decrease in orders under the AMVISC supply contract could have a material adverse effect on the Company's business, financial condition and results of operations. For the years ended December 31, 1998 and 1997, sales of AMVISC products to Bausch & Lomb Surgical accounted for 65% and 84% of product revenues.

    In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Latin America, Asia and most of Europe. To date the Company has received up-front non-refundable licensing payments totaling $4.0 million. In addition, under the Zimmer Distribution Contract the Company has the potential to receive payments aggregating up to an additional $20.5 million upon the achievement of certain regulatory approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a 25% premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. In addition, Zimmer has the right to terminate the agreement if ORTHOVISC is not approved by the FDA by January 1, 2001 and if Zimmer sales of ORTHOVISC fail to meet the minimums specified in the contract for two consecutive years beginning in 1998. There can be no assurance that any of these events will not occur, or, if any such event does not occur, that Zimmer will not elect to terminate the agreement. Any such termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC, which may have a material adverse effect on the Company's future operation results. For the year ended December 31, 1998, ORTHOVISC sales to Zimmer accounted for 15% of product revenue.

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

    Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company has received notice from the PTO that a third party is attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT for post-surgical adhesion prevention. Although the Company believes that an interference may be declared by the PTO, it is too early to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT product, and no assurance can be given that the Company would be successful in any such interference proceeding. If the third-party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of the INCERT products, which could have a material adverse effect on the Company's future operating results.

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

    Pursuant to the AMVISC supply contract the Company has agreed to grant Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions which relate to AMVISC products, effective on December 31, 2001, the termination date of the AMVISC supply contract which became effective on January 1, 1997. Upon expiration of the AMVISC supply contract, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

    NO ASSURANCE OF GROWTH OR ABILITY TO MANAGE GROWTH. The Company's future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. There can be no assurance that even if substantial growth in product sales and the demand for the Company's products is achieved, the Company will be able to
(i) develop the necessary manufacturing capabilities, (ii) obtain the assistance of additional marketing partners, (iii) attract, retain and integrate the required key personnel, or (iv) implement the financial, accounting and management systems needed to manage growing demand for its products, should it occur. Failure of the Company to successfully manage future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

    THIRD PARTY REIMBURSEMENT AND HEALTH CARE COST CONTAINMENT INITIATIVES. In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as the Company's products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. Reimbursement by a third party payor may depend on a number of factors, including the payor's determination that the use of the Company's products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company or its marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by the Company. Outside the U.S., the success of the Company's products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by governments and other third party payors for the Company' products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

    NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short-term investments of $22.7 million as of December 31, 1998. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

    EXPOSURE TO PRODUCT LIABILITY CLAIMS. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. Although the Company has not received any material product liability claims to date and has a $5 million insurance policy to cover such claims should they arise, there can be no assurance that material claims will not arise in the future or that the Company's insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RISKS RELATING TO INTERNATIONAL OPERATIONS. Approximately 35% of the Company's product sales during 1998 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

    POTENTIAL VOLATILITY OF STOCK PRICE; NO CONTROL OVER MARKET MAKING. The market price of shares of the Company's Common Stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by the Company or its competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Company's Common Stock. In particular, the Company's stock price declined significantly in October 1998 following the Company's announcement that the FDA had notified the Company that its PMA for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. To the extent the Company experiences any other adverse developments in the process of seeking FDA approval for ORTHOVISC, the price of the Common Stock will likely be subject to further, and perhaps substantial, declines. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. The Company's operating results in future quarters may be below the expectations of equity research analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

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

    POSSIBLE ADVERSE EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of the Company and preventing certain changes in control. These provisions include a classified Board of Directors, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, the provision that vacancies on the Board of Directors be filled by a majority of the remaining directors, the ability of the Board of Directors to issue, without further stockholder approval, a Shareholder Rights Plan. The Company also is subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. These provisions could discourage a third party from pursuing a takeover of the Company at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquiror from acquiring control of the Company and its Board of Directors.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

    None.

                            ANIKA THERAPEUTICS, INC.

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  10,712,520  $  22,679,820
  Short-term investments...........................................................     12,007,503       --
  Accounts receivable, net.........................................................      3,032,737      1,918,293
  Inventories......................................................................      3,522,019      2,541,552
  Prepaid expenses.................................................................        250,023        610,364
                                                                                     -------------  -------------
      Total current assets.........................................................     29,524,802     27,750,029
                                                                                     -------------  -------------
Property and equipment.............................................................      6,376,405      4,138,365
Less: accumulated depreciation.....................................................     (3,809,723)    (3,325,321)
                                                                                     -------------  -------------
    Net property and equipment.....................................................      2,566,682        813,044
                                                                                     -------------  -------------
Notes receivable from officers.....................................................        193,000         75,000
Long-term deposits.................................................................        108,500        111,265
                                                                                     -------------  -------------
      Total assets.................................................................  $  32,392,984  $  28,749,338
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $     891,493  $     967,986
  Accrued expenses.................................................................      1,356,586      1,253,154
  Deferred revenue.................................................................        200,000        200,000
                                                                                     -------------  -------------
      Total current liabilities....................................................      2,448,079      2,421,140
                                                                                     -------------  -------------
Advance rent payment...............................................................         50,215        103,912
                                                                                     -------------  -------------
Stockholders' equity:
  Redeemable convertible preferred stock; $.01 par value: authorized 750,000
    shares; no shares issued and outstanding.......................................       --             --
  Undesignated preferred stock; $.01 par value: authorized 1,250,000 shares; no
    shares issued and outstanding..................................................       --             --
  Common stock; $.01 par value: authorized 30,000,000 shares; issued 9,991,943
    shares in 1998 and 9,691,091 shares in 1997....................................         99,919         96,911
  Additional paid-in capital.......................................................     34,439,676     32,156,504
  Deferred compensation............................................................     (1,074,699)            --
  Treasury stock (344,500 shares in 1998, at cost).................................     (1,889,794)            --
  Accumulated deficit..............................................................     (1,680,412)    (6,029,129)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     29,894,690     26,224,286
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  32,392,984  $  28,749,338
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See accompanying notes to financial statements.

                            ANIKA THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                       FOUR
                                                                                       MONTH            YEAR
                                                YEAR ENDED                         TRANSITIONAL         ENDED
                                               DECEMBER 31,      YEAR ENDED         YEAR ENDED       AUGUST 31,
                                                   1998       DECEMBER 31, 1997  DECEMBER 31, 1996      1996
                                               -------------  -----------------  -----------------  -------------
Product revenue..............................  $  12,369,712    $   9,255,338      $   1,212,041    $   4,612,918
Licensing fees...............................      1,500,000        2,700,000                 --               --
                                               -------------  -----------------  -----------------  -------------
Total revenue................................     13,869,712       11,955,338          1,212,041        4,612,918
  Cost of product revenue....................      6,014,181        4,744,123          1,308,625        4,472,214
                                               -------------  -----------------  -----------------  -------------
  Gross profit (loss)........................      7,855,531        7,211,215            (96,584)         140,704
Operating expenses:
  Research and development...................      1,955,940        1,957,796          1,310,330        1,634,640
  Selling, general and administrative........      2,731,142        2,092,467          1,308,583        1,469,257
                                               -------------  -----------------  -----------------  -------------
Total operating expenses.....................      4,687,082        4,050,263          2,618,913        3,103,897
                                               -------------  -----------------  -----------------  -------------
Income (loss) from operations................      3,168,449        3,160,952         (2,715,497)      (2,963,193)
  Interest income, net.......................      1,307,825          262,162             57,898          114,314
                                               -------------  -----------------  -----------------  -------------
Income (loss) before provision for income
  taxes......................................      4,476,274        3,423,114         (2,657,599)      (2,848,879)
  Provision for income taxes.................        127,557           78,677                 --               --
                                               -------------  -----------------  -----------------  -------------
Net income (loss)............................  $   4,348,717    $   3,344,437      $  (2,657,599)   $  (2,848,879)
                                               -------------  -----------------  -----------------  -------------
                                               -------------  -----------------  -----------------  -------------
Basic earnings (loss) per share..............  $        0.44    $        0.60      $       (0.56)   $       (0.76)
                                               -------------  -----------------  -----------------  -------------
Shares used for computing basic earnings
  (loss) per share...........................      9,885,724        5,436,474          4,905,381        4,052,660
                                               -------------  -----------------  -----------------  -------------
Diluted earnings (loss) per share............  $        0.40    $        0.44      $       (0.56)   $       (0.76)
                                               -------------  -----------------  -----------------  -------------
Shares used for computing diluted earnings
  (loss) per share...........................     11,006,276        7,587,393          4,905,381        4,052,660
                                               -------------  -----------------  -----------------  -------------

                See accompanying notes to financial statements.

                            ANIKA THERAPEUTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             ADDITIONAL                                              TOTAL
                                      COMMON                   PAID-IN      DEFERRED     TREASURY   ACCUMULATED   STOCKHOLDERS'
                                      STOCK       AMOUNT       CAPITAL    COMPENSATION     STOCK      DEFICIT        EQUITY
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Balance, September 1, 1995........   3,291,475   $  32,915    $7,378,514   $        --   $      --   $(3,867,088)  $3,544,341
Exercise of common stock
  options.........................      74,804         748      158,752             --          --           --       159,500
Issuance of common stock to 401(k)
  plan............................      19,447         194       79,176             --          --                     79,370
Dividend on redeemable convertible
  preferred stock.................          --          --     (224,605)            --          --           --      (224,605)
Issuance of common stock, net.....   1,455,000      14,550    3,527,035             --          --                  3,541,585
Unearned stock option
  compensation....................          --          --      632,813       (468,750)         --                    164,063
Net loss..........................          --          --                                      --   (2,848,879)   (2,848,879)
                                    ----------  -----------                              ---------  ------------  ------------
Balance, August 31, 1996..........   4,840,726      48,407   11,551,685       (468,750)         --   (6,715,967)    4,415,375
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Exercise of common stock
  options.........................      83,733         837      193,049             --          --           --       193,886
Issuance of common stock to 401(k)
  plan............................       6,260          63       27,381             --          --           --        27,444
Dividend on redeemable convertible
  preferred stock.................          --          --      (79,045)            --          --           --       (79,045)
Unearned stock option
  compensation....................          --          --           --        468,750          --           --       468,750
Net loss..........................          --          --           --             --          --   (2,657,599)   (2,657,599)
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Balance, December 31, 1996........   4,930,719      49,307   11,693,070             --          --   (9,373,566)    2,368,811
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Exercise of common stock
  options.........................     228,047       2,281      583,394             --          --           --       585,675
Sale of common stock, net of
  issuance costs of $2,043,519....   2,725,000      27,250   17,004,231             --          --           --    17,031,481
Issuance of common stock to 401(k)
  plan............................      25,795         258      133,147             --          --           --       133,405
Issuance of common stock to Board
  of Directors....................       8,000          80       43,670             --          --           --        43,750
Conversion of redeemable
  convertible preferred stock.....   1,773,530      17,735    2,802,027             --          --           --     2,819,762
Dividend on redeemable convertible
  preferred stock.................          --          --     (103,035)            --          --           --      (103,035)
Net income........................          --          --           --             --          --    3,344,437     3,344,437
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Balance, December 31, 1997........   9,691,091      96,911   32,156,504             --          --   (6,029,129)   26,224,286
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Exercise of common stock
  options.........................     112,153         971      368,099                     34,024                    403,094
Exercise of common stock
  warrants........................     203,700       2,037      666,099             --          --           --       668,136
Expenses from sale of common
  stock, net......................                             (107,293)            --          --           --      (107,293)
Unearned stock compensation.......          --          --    1,356,267     (1,074,699)         --                    281,568
Purchase of 359,500 shares of
  common stock....................                                                       (1,923,818)          --   (1,923,818)
Net income........................          --          --           --             --                4,348,717     4,348,717
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
Balance, December 31, 1998........   9,991,943   $  99,919   3$4,439,676   $(1,074,699)  $(1,889,794)  $(1,680,412)  $29,894,690
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------
                                    ----------  -----------  -----------  -------------  ---------  ------------  ------------

                See accompanying notes to financial statements.

                            ANIKA THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                              FOUR-MONTH
                                                                                             TRANSITIONAL
                                                                      YEAR         YEAR         PERIOD        YEAR
                                                                     ENDED,       ENDED,        ENDED,       ENDED,
                                                                     DEC. 31      DEC. 31      DEC. 31,    AUGUST. 31
                                                                      1998         1997          1996         1996
                                                                   -----------  -----------  ------------  ----------
Cash flows from operating activities:
  Net income (loss)..............................................  $ 4,348,717  $ 3,344,437   $(2,657,599) $(2,848,879)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization..............................     484,402,      279,035      129,827      352,209
      Impairment of leasehold improvements.......................           --           --      375,924      200,000
      Amortization of unearned stock compensation................      281,568           --      468,750      164,063
      Provision for doubtful accounts............................       57,000           --           --           --
      Common stock issued to 401(k) plan and Board of
        Directors................................................           --      177,155       27,444       79,370
      Other long-term liabilities................................      (53,697)     (38,863)     (57,225)    (520,757)
      Changes in operating assets and liabilities:
        Accounts receivable......................................   (1,171,444)  (1,379,289)      92,912     (440.940)
        Inventories..............................................     (980,467)     (59,906)      32,634      778,136
        Prepaid expenses.........................................      360,341     (303,827)     195,672     (183,247)
        Accounts payable and accrued expenses....................       26,939      615,592      364,230      786,365
                                                                   -----------  -----------  ------------  ----------
          Net cash provided by (used in) operating activities....    3,353,359    2,634,334   (1,027,431)  (1,633,680)
                                                                   -----------  -----------  ------------  ----------
Cash flows from investing activities:
  Long-term deposits.............................................        2,765      (42,500)     (68,765)          --
  Increase in short-term investments, net........................  (12,007,503)          --           --           --
  Purchase of property and equipment.............................   (2,238,040)    (273,035)     (44,048)    (413,752)
  Notes receivable from officers.................................     (118,000)     (75,000)          --           --
                                                                   -----------  -----------  ------------  ----------
  Net cash used in investing activities..........................  (14,360,778)    (390,535)    (112,813)    (413,752)
                                                                   -----------  -----------  ------------  ----------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                                   --   17,031,481           --    3,541,585
  Expenses from issuance of stock................................     (107,293)          --           --      (27,293)
  Payments of long-term debt.....................................           --           --           --     (800,000)
  Proceeds from exercise of preferred stock warrants.............           --      114,200           --           --
  Purchase of 359,500 shares of common stock.....................   (1,923,818)          --           --
  Proceeds from exercise of stock options and warrants...........    1,071,230      585,675      193,886      159,500
                                                                   -----------  -----------  ------------  ----------
          Net cash (used in) provided by financing activities....     (959,881)  17,731,356      193,886    2,873,792
                                                                   -----------  -----------  ------------  ----------
          Increase (decrease) in cash and cash equivalents.......  (11,967,300)  19,975,155     (946,358)     826,360
Cash and cash equivalents at beginning of period.................   22,679,820    2,704,665    3,651,023    2,824,663
                                                                   -----------  -----------  ------------  ----------
Cash and cash equivalents at end of period.......................  $10,712,520  $22,679,820   $2,704,665   $3,651,023
                                                                   -----------  -----------  ------------  ----------
                                                                   -----------  -----------  ------------  ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................  $        --  $     2,771   $            $   42,222
Supplemental disclosure of non cash items:
  Repayment of debt through future deferred sublease payments....  $        --  $        --   $       --   $  200,000
  Conversion of redeemable convertible preferred stock...........  $        --  $ 2,819,762           --   $       --
  Dividend on redeemable convertible preferred stock.............  $        --  $   103,035   $   79,045   $  224,605

                See accompanying notes to financial statements.

                            ANIKA THERAPEUTICS, INC.

1. NATURE OF BUSINESS (CONTINUED)

    Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland; in the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures
AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce Ossigel(TM); an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

    Commencing on December 31, 1996, the Company changed its fiscal year end from August 31 to December 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SHORT-TERM INVESTMENTS

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

    Short-term investments consist of debt securities with original maturities between three and twelve months. The Company classifies these short-term investments as held to maturity, and accordingly they are

                            ANIKA THERAPEUTICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carried at amortized costs. Aggregate fair value, amortized cost and average maturity for marketable securities held at December 31, 1998 is as follows:

                                                                      GROSS
                                                    AMORTIZED      UNREALIZED
                                                      COST        HOLDING LOSS     FAIR VALUE
                                                  -------------  ---------------  -------------
Commercial Paper (average maturity of 2.57        $  12,007,503
 months)........................................                       (6,593)    $  12,000,910
                                                  -------------        ------     -------------
                                                  -------------        ------     -------------

    During 1998, the Company sold securities classified as held for maturity with an amortized cost aggregating $28,250,000. Total proceeds from these sales were $28,250,000 with total interest and realized gain of $425,429.

FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short-term investments, accounts receivable, notes receivable from officers and accounts payable. The estimated fair value of these financial instruments approximates their carrying value, and in the case of cash equivalents and short-term investments, is based on market quotes. The Company's cash equivalents and short-term investments are generally obligations of the federal government or investment-grade corporate issuers. The Company, by policy, limits the amount of credit exposure to any one financial institution.

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

REVENUE RECOGNITION

    Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC products, HYVISC and ORTHOVISC. ORTHOVISC is sold under a supply contract with Zimmer Corporation (Zimmer) for Zimmer's distribution in Canada and Europe. ORTHOVISC product revenue recognized upon shipment to Zimmer is based upon an estimate of the per unit sales price obtained by Zimmer and is subject to adjustment based on Zimmer's actual selling price.

    License fee revenue is recognized when the related milestone has been achieved and payment has been received as long as the license fee is non-refundable. Revenue related to license fees that are subject to refund are recognized as the refund provisions lapse.

    Advanced payments received for products are recorded as deferred revenue and are recognized when the product is shipped.

                            ANIKA THERAPEUTICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

                                                                   5-10
Machinery and equipment..........................................  years
Furniture and fixtures...........................................  3-5 years
                                                                   4-10
Leasehold improvements...........................................  years

    Amortization on leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

    During the years ended December 31, 1998 and 1997, the Company did not record losses on impairment. During the four-month transitional period ended December 31, 1996, the Company recorded losses on impairment for certain leasehold improvements of approximately $376,000. The losses resulted from relocating the corporate offices and the Company's unsuccessful attempts to obtain sublease income sufficient to recover the amortization of the improvements.

RESEARCH AND DEVELOPMENT

    Research and Development costs are expensed as incurred.

EARNINGS (LOSS) PER SHARE

    The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share, simplifying previous standards and making them comparable to international earnings per share standards.

    Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

    Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e. antidilutive) are excluded from the computation. Anti-dilutive potential common shares outstanding at December 31, 1998, 1997 and 1996 and August 31, 1996 were approximately 1,120,552, 2,150,869,
2,203,871 and 2,086,467 respectively.

    For the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996 the number of shares used to compute both basic and diluted earning per share were the same due to the fact that the Company incurred a net loss in both periods.

                            ANIKA THERAPEUTICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 1998 and 1997 the four-month transitional period ended Dec. 31, 1996 and the fiscal year ended Aug. 31, 1996:

                                              YEARS ENDED DECEMBER 31,
                                             --------------------------
                                                                             FOUR-MONTH
                                                                            TRANSITIONAL
                                                                               PERIOD          YEAR ENDED
                                                                           ENDED DEC. 31,      AUGUST 31,
                                                 1998          1997             1996              1996
                                             ------------  ------------  ------------------  --------------
Net income (loss)..........................  $  4,348,717  $  3,344,437    $   (2,657,599)    $ (2,848,879)
Less: Redeemable convertible preferred
  stock dividend...........................            --      (103,035)          (79,045)        (224,605)
                                             ------------  ------------  ------------------  --------------
Net income (loss) available to common
  shareholders.............................  $  4,348,717  $  3,241,402    $   (2,736,644)    $ (3,073,484)
                                             ------------  ------------  ------------------  --------------
                                             ------------  ------------  ------------------  --------------
Basic weighted average common shares
  outstanding..............................     9,885,724     5,436,474         4,905,381        4,052,660
Dilutive effect of assumed exercise of
  stock options and warrants...............     1,120,552       952,432                --               --
Dilutive effect of assumed conversion of
  preferred stock..........................            --     1,198,437                --               --
                                             ------------  ------------  ------------------  --------------
Weighted average common shares outstanding
  assuming conversion......................    11,006,276     7,587,393         4,905,381        4,052,660
                                             ------------  ------------  ------------------  --------------
                                             ------------  ------------  ------------------  --------------
Basic net income (loss) per share..........         $0.44         $0.60            $(0.56  )        $(0.76 )
                                             ------------  ------------
                                             ------------  ------------
Diluted net income (loss) per share........         $0.40         $0.44            $(0.56  )        $(0.76 )
                                             ------------  ------------
                                             ------------  ------------

INCOME TAXES

    The Company provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

STOCK-BASED COMPENSATION

    The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 for employee grants and provide the pro forma disclosure of SFAS 123 (see Note 9).

CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET-RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-

                            ANIKA THERAPEUTICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    Sales of AMVISC Products to Bausch & Lomb Surgical accounted for 65%, 84%, 94% and 89% of product revenue for the years ended December 31, 1998 and 1997, the four-month transitional period ended December 31, 1996 and the year ended August 31, 1996, respectively. ORTHOVISC sales to another customer accounted for 18% and 15% of product revenue for the years ended December 31, 1998 and 1997, respectively. Additionally, as of December 31, 1998, two customers represented 86% of the Company's accounts receivable balance with one international customer representing 14% of the Company's accounts receivable balance.

REPORTING COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 1998 and 1997.

SEGMENT AND ENTERPRISE-WIDE REPORTING

    In 1997, the FASB issued SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. Based on the criteria set forth in SFAS No. 131, the Company currently operates in one operating segment, therapeutic products and devices.

    SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Primarily all of the Company's assets are located within the United States. During the year ended December 31,1998 and 1997, the four-month transitional period ended December 31, 1996, and the fiscal year ended August 31, 1996, the Company derived its revenue from the following geographic locations (as a percentage of total revenue):

                                                               FOUR MONTH
                                                              TRANSITIONAL       YEAR ENDED
                                 YEAR ENDED    YEAR ENDED     PERIOD ENDED       AUGUST 31,
COUNTRY:                        DEC 31, 1998  DEC 31, 1997  DECEMBER 31, 1996       1996
------------------------------  ------------  ------------  -----------------  --------------
United States.................        82.3%         88.7%           99.5%             96.9%
Eastern Europe................        16.2%         11.2%             --%               --%
Other.........................         1.5%           .1%             .5%              3.1%
                                ------------  ------------        -------           -------
    Total.....................       100.0%        100.0%          100.0%            100.0%
                                ------------  ------------        -------           -------
                                ------------  ------------        -------           -------

                            ANIKA THERAPEUTICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 1999. Management believes that this statement will not have a significant impact on the Company.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS (CONTINUED)

    A summary of the allowance for doubtful account activity is as follows:

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Balance, beginning of the year..................................................   $       --
Amounts provided................................................................       57,000
Amounts written off.............................................................           --
                                                                                  ------------
Balance at the end of the year..................................................   $   57,000
                                                                                  ------------
                                                                                  ------------

The company did not have an allowance for doubtful accounts in 1997 or 1996.

4. INVENTORIES (CONTINUED)

    Inventories consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Raw materials.....................................................  $    432,255  $    442,364
Work in-process...................................................     3,013,930     2,098,736
Finished goods....................................................        75,834           452
                                                                    ------------  ------------
    Total.........................................................  $  3,522,019  $  2,541,552
                                                                    ------------  ------------
                                                                    ------------  ------------

5. PROPERTY & EQUIPMENT (CONTINUED)

    Property and equipment is stated at cost and consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Machinery and equipment...........................................  $  4,145,013  $  2,353,761
Leasehold improvements............................................     1,666,771     1,495,923
Furniture and fixtures............................................       564,621       288,681
                                                                    ------------  ------------
    Total.........................................................  $  6,376,405  $  4,138,365
                                                                    ------------  ------------
                                                                    ------------  ------------

                            ANIKA THERAPEUTICS, INC.

6. NOTES RECEIVABLE FROM OFFICERS (CONTINUED)

    Notes receivable from officers consists of loans made to two officers. The loan amounts are due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. Interest accrues at annual rates between 4.42% to 6.0% and is payable monthly over the term of the loans.

7. ACCRUED EXPENSES (CONTINUED)

    Accrued expenses consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Accrued compensation..............................................  $    560,270  $    612,176
Federal taxes.....................................................       130,324        78,679
Other accrued expenses............................................       665,992       562,299
                                                                    ------------  ------------
    Total.........................................................     1,356,586  $  1,253,154
                                                                    ------------  ------------
                                                                    ------------  ------------

8. LEASE OBLIGATIONS (CONTINUED)

    The Company leases three facilities with one lease expiring in October 2001, another in January 2004 and the third lease in February 2004. As of December 31, 1998, one facility is being partially sublet. These leases are accounted for as operating leases in the accompanying statements of operations. Net rental payments in connection with the leases, totaled $376,900 and $352,922 for the years ended December 31, 1998 and 1997, respectively, $115,074 for the four-month transitional period ended December 31, 1996, and $369,928 for the fiscal year ended August 31, 1996. Future minimum lease payments under the operating leases, net of sublease income for the years ending December 31 are as follows:

                                                                                      NET
                                                                                    PAYMENTS
                                                                                  ------------
1999............................................................................  $    451,674
2000............................................................................       475,058
2001............................................................................       494,590
2002............................................................................       470,460
2003............................................................................       492,064
                                                                                  ------------
    Total.......................................................................  $  2,383,846
                                                                                  ------------
                                                                                  ------------

9. STOCK OPTION PLAN (CONTINUED)

    The Company has reserved 3,000,000 shares of Common Stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. Stock Option Plan (the "Plan"). In addition, the Company also established the Directors Stock Option Plan (the "Director's Plan") and reserved 40,000 shares of the Company's common stock for issuance to the Board of Directors. On October 28, 1997, the Company amended the Plan to reserve an additional 1,000,000 shares of common stock. Additionally, on October 28, 1997 the Board of Directors granted to certain executive officers and employees of the Company options to acquire 269,000 shares of common stock at an exercise price of $7.625 per share, vesting over a four-year period. Such grants received stockholder approval upon the amendment to the Plan on June 3,1998. When the amendment was approved by the shareholders, the

                            ANIKA THERAPEUTICS, INC.

9. STOCK OPTION PLAN (CONTINUED)
Company was required to record compensation expense with respect to the 269,000 options granted equal in an amount to the difference between the exercise price and the fair market value of the common stock at the time of such approval. The Company recorded deferred compensation of $1,490,061 and during 1998, $415,362 was amortized to expense during 1998. The unamortized deferred compensation of $1,074,699 at December 31, 1998 will be amortized on a straight-line basis over the options' remaining period.

Combined stock option activity for both Plans is summarized as follows:

                                                                          WEIGHTED AVG EXERCISE
                                                               SHARES        PRICE PER SHARE
                                                             ----------  -----------------------
Outstanding at September 1, 1995...........................   1,346,072         $    2.55
  Granted..................................................     302,750         $    1.69
  Canceled.................................................    (146,391)        $    2.83
  Exercised................................................     (74,804)        $    2.13
                                                             ----------             -----
Outstanding at August 31, 1996.............................   1,427,627         $    2.36
  Granted..................................................     435,500         $    4.91
  Canceled.................................................          --                --
  Exercised................................................     (83,732)        $    2.35
                                                             ----------             -----
Outstanding at December 31, 1996...........................   1,779,395         $    2.99
                                                             ----------             -----
  Granted..................................................     309,500         $    7.40
  Canceled.................................................     (14,333)        $    2.42
  Exercised................................................    (228,047)        $    2.54
                                                             ----------             -----
Outstanding at December 31, 1997...........................   1,846,515         $    3.77
                                                             ----------             -----
  Granted..................................................     508,500         $    5.82
  Canceled.................................................     (68,958)        $    8.49
  Exercised................................................    (112,153)        $    3.62
                                                             ----------             -----
Outstanding at December 31, 1998...........................   2,173,904         $    4.02
                                                             ----------             -----
                                                             ----------             -----
  Exercisable at December 31, 1998.........................   1,339,236         $    3.04

    Generally, options vest in varying installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. The price range of options exercisable as of December 31, 1998, December 31, 1997 and December 31, 1996 was from $0.50 to $8.125, $1.383 to
$5.25 and $1.067 to $2.625.

                            ANIKA THERAPEUTICS, INC.

9. STOCK OPTION PLAN (CONTINUED)

    The following table summarizes significant ranges of outstanding options under both Plans at December 31, 1998:

                               WEIGHTED
                                AVERAGE       WEIGHTED                  WEIGHTED
  RANGES OF                    REMAINING       AVERAGE                   AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
    PRICE      OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
-------------  -----------  ---------------  -----------  -----------  -----------

                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
               ----------------------------               ------------------------
$0.50-$1.39...    173,678           6.92      $    0.52      173,678    $     .52
$1.40-$2.86...    712,642           4.91      $    2.50      712,642    $    2.50
$2.87-$4.25...    211,100           6.95      $    3.58      171,933    $    3.49
$4.26-$6.00...    828,609           8.58      $    5.08      209,108    $    5.03
$  6.01-$8.13     247,875           8.84      $    7.63       71,875    $    7.63

    During 1996, options for 302,750 shares of its $.01 par value common stock were granted by the Company. The Company recorded deferred compensation of $632,813 on options for 168,750 shares to account for the difference between the market value of the stock at the time of grant and exercise price of the options.

    In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which requires measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                                                                 FOUR-MONTH
                                                                                                TRANSITIONAL
                                                                                                PERIOD ENDED     YEAR ENDED
                                                                             DECEMBER 31,       DECEMBER 31,     AUGUST 31,
                                                                         --------------------  ---------------  -------------
                                                                           1998       1997          1996            1996
                                                                         ---------  ---------  ---------------  -------------
Risk-free interest rate................................................       5.45%       6.0%          6.0%            6.0%
Expected dividend yield................................................         --         --            --              --
Expected lives.........................................................          6          6             6               6
Expected volatility....................................................       50.0       54.8%         57.8%           57.9%
Weighted average value of grants.......................................      4.071       7.40          4.91            1.69

                            ANIKA THERAPEUTICS, INC.

9. STOCK OPTION PLAN (CONTINUED)
    SFAS No. 123, pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                                                       FOUR-MONTH
                                                                                      TRANSITIONAL
                                                                 YEARS ENDED          PERIOD ENDED    YEAR ENDED
                                                                 DECEMBER 31,         DECEMBER 31,    AUGUST 31,
                                                          --------------------------  -------------  -------------
                                                              1998          1997          1996           1996
                                                          ------------  ------------  -------------  -------------
Net income--
  As reported...........................................  $  4,348,717  $  3,344,437  $  (2,657,599) $  (2,848,879)
  Pro forma.............................................     3,701,831  $  2,644,895  $  (2,765,290) $  (3,162,717)
Net income (loss) per share, as reported--
  Basic.................................................  $       0.44  $       0.60  $       (0.56) $       (0.76)
  Diluted...............................................  $       0.40  $       0.44  $       (0.56) $       (0.76)
Net income (loss) per share, pro forma--
  Basic.................................................  $        .37  $       0.48  $       (0.58) $       (0.84)
  Diluted...............................................  $        .34  $       0.35  $       (0.58) $       (0.84)

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

    On May 17, 1995, the Company issued 120,970 shares of Series A Redeemable Convertible Preferred Stock ("Series A stock") at a selling price of $20.00 per share for a total consideration of $2,235,642, net of offering costs. On December 1, 1997, the Company completed a secondary offering of 2,725,000 shares of common stock. In connection with the completion of the offering, the Company converted the entire amount of Series A stock, including accrued dividends (130,576 shares) to 1,305,760 shares of common stock. In addition, the Company also converted all warrants (46,777) issued in connection with the Series A stock to 467,770 shares of common stock.

    Each share of the Series A stock was entitled to receive an annual dividend on May 1 of each year, at a rate of $1.80 per share, payable in additional shares of Series A stock, with the number of dividend shares determined by the price of the Company's underlying common stock. The Company had the right to elect to pay the dividend in cash if certain financial covenants were met. During each consecutive ninety-day period in which the average quarterly price of the Company's common stock remained above $6.00 per share, no dividend accrued. As of June 5, 1997, the Company ceased accruing dividends. For the period May 1, 1996 to April 30, 1997 the Company issued 3,952 additional shares of Series A stock to preferred shareholders as a dividend payment. For the period May 17, 1995 through April 30, 1996, the Company issued 5,289 additional shares of Series A stock to the preferred shareholders as dividend payments. The total recorded values of the dividend payments were $227,266 and $208,227, respectively. For the year ended December 31, 1997, the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996, accrued dividends payable were $0, $158,737 and $79,693, respectively.

                            ANIKA THERAPEUTICS, INC.

11. COMMON STOCK (CONTINUED)

    In March 1996 the Company completed a financing involving the private placement of 1,455,000 shares of newly issued common stock to institutional and accredited investors. Total gross proceeds were $3,986,700 and net proceeds to the Company after fees and expenses were $3,541,585. In addition, the Company granted certain registration rights and filed a registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on May 23, 1996. The proceeds from the private placement were used to repay a $1,000,000 debt obligation and for general working capital purposes.

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

12. WARRANTS (CONTINUED)

    In connection with the private placement of newly issued common stock in March, 1996, the Company issued warrants to Leerink, Swann, Garrity, Sollami, Yaffe and Wynn, Inc. ("Leerink Swann & Company"), for 146,664 shares of common stock exercisable at $3.00 per share and warrants for 57,036 shares of common stock exercisable at $4.00 per share. On January 8, 1998, the notice for mandatory exercise of the warrants by the Company was sent in accordance with the warrant provisions and all warrants were converted into common stock resulting in net proceeds to the Company of $668,136.

13. STOCK REPURCHASE PLAN (CONTINUED)

    In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of the Company's common stock, with the total number of shares purchased not to exceed 9.9% of the total number of shares issued and outstanding. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant and subject to regulatory considerations. As of December 31, 1998, the Company had repurchased a total of 359,500 shares at a net cost of $1,923,543. Through March 25, 1999, the Company had purchased an additional 326,100 shares at an additional cost of approximately $1,579,000.

14. EMPLOYEE BENEFIT PLAN (CONTINUED)

    Full-time employees are eligible to participate in the Company's 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company can make annual discretionary contributions. For the year ended December 31, 1998 the Company's matching contribution was in the form of cash and the total expense was $130,644. For the years ended December 31, 1997, the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996, the Company's matching contributions and any discretionary contributions to the plan were in the form of the Company's common stock. The Company's total 401(k) savings plan expense for each respective period listed above was $133,405, $27,444, and $79,370, respectively.

                            ANIKA THERAPEUTICS, INC.

15. LICENSING AND DISTRIBUTION AGREEMENT (CONTINUED)

    In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Asia and most of Europe. To date, the Company has received up-front non-refundable licensing payments from Zimmer totaling $4.0 million. In addition, under the Zimmer Distribution Contract the Company has the potential to receive payments aggregating up to $20.5 million upon the achievement of certain regulatory approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding common stock) at a premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. The Zimmer Distribution Contract provides that the amount Zimmer will pay to the Company for ORTHOVISC will be based on a fixed percentage of Zimmer's actual selling price, subject to a floor. Additionally, the Zimmer Distribution Contract contains certain annual minimum purchase requirements that Zimmer must order.

16. INCOME TAXES (CONTINUED)

    The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

    As of December 31, 1998, the Company has available net operating loss carryforwards for federal tax purposes of approximately $1,450,000 and research and development credit carryforwards of approximately $276,000 to reduce future income taxes, if any. In addition, the Company has net operating loss carryforwards for state tax purposes of approximately $1,055,000. These carryforwards expire at various dates through 2008, and are subject to review and possible adjustment by the Internal Revenue Service.

    The Internal Revenue Code (IRC) contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period. In the event that the Company has had a change of ownership, as defined in IRC Section 382, utilization of the carryforwards may be restricted.

                            ANIKA THERAPEUTICS, INC.

16. INCOME TAXES (CONTINUED)
    The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                                               YEAR
                                                                              ENDED
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Deferred tax assets (liabilities):
  Depreciation....................................................  $    312,754  $    358,566
  Accrued expenses and other......................................       (17,585)       87,755
  Inventory loss reserve..........................................        60,429            --
  Nonqualified stock option amortization..........................       113,387       217,081
  Uniform capitalization..........................................            --        59,743
  Net operating loss carryforwards................................       583,915     2,001,952
  Credit carryforward.............................................       275,901       219,194
                                                                    ------------  ------------
Gross deferred tax assets.........................................     1,328,801     2,944,291
  Less: valuation allowance.......................................    (1,328,801)   (2,944,291)
                                                                    ------------  ------------
Net deferred tax asset............................................  $         --  $         --
                                                                    ------------  ------------
                                                                    ------------  ------------

    The valuation allowance for deferred tax assets was $1,328,801 at December 31, 1998, a decrease of $1,615,490 over the balance of $2,944,291 at December 31, 1997. The valuation allowance for deferred tax assets was $2,944,291 at December 31, 1997, a decrease of $1,530,325 over the balance of $4,474,616 at December 31, 1996. The valuation allowance for deferred tax assets was $4,474,616 at December 31, 1996, an increase of $1,301,957 over the balance of $3,172,659 at August 31, 1996.

    Due to the uncertainty surrounding the timing of realization of the benefits of its favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. However, approximately $113,000 of the valuation allowance relates to the excess tax benefit of disqualifying dispositions and the exercise of non-qualified stock options. If the valuation allowance is reduced in the future periods, this benefit will be recorded in additional paid in capital at that time.

    Income tax expense was $127,557 and $78,677 for the years ended December 31, 1998 and 1997, respectively, and $0 for both the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996. The provision for income taxes differs from the amounts computed by

                            ANIKA THERAPEUTICS, INC.

16. INCOME TAXES (CONTINUED)
applying the U.S. Federal income tax rate of thirty-four percent to pretax income as a result of the following:

                                                                                    FOUR-MONTH
                                                                                   TRANSITIONAL        FISCAL
                                                    YEAR ENDED     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,      AUGUST 31,
                                                       1998           1997             1996             1996
                                                   -------------  -------------  -----------------  -------------
Computed expected tax (benefit) expense..........  $   1,521,967  $   1,163,859    $    (903,584)   $    (968,619)
State tax (benefit) expense (net of federal
  benefit).......................................        280,669        215,329         (166,631)        (178,323)
Nondeductible expenses...........................         28,308          3,804              517            1,638
Increase in credit carryforward..................             --             --         (219,361)          (9,200)
Unrealized gain on short-term investments........        (80,702)            --               --               --
Other............................................         (7,195)        (7,660)           5,335              149
Change in valuation allowance related to income
  tax benefit....................................     (1,615,490)    (1,296,655)       1,283,724        1,154,355
                                                   -------------  -------------  -----------------  -------------
Tax expense......................................  $     127,557  $      78,677    $          --    $          --
                                                   -------------  -------------  -----------------  -------------
                                                   -------------  -------------  -----------------  -------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Anika Therapeutics, Inc.:

    We have audited the accompanying balance sheet of Anika Therapeutics, Inc. (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 16, 1999

                          INDEPENDENT AUDITORS' REPORT

    The Board of Directors and Shareholders

    Anika Therapeutics, Inc.:

    We have audited the accompanying balance sheet of Anika Therapeutics, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, the four-month transitional period ended December 31, 1996 and the fiscal year ended August 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 18, 1998

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by item 10 is hereby incorporated by reference to the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on June 3, 1999 under the headings "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is hereby incorporated by reference to the Proxy Statement under the heading "Election of Directors Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is hereby incorporated by reference to the Proxy Statement under the heading "Beneficial Ownership of Voting Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is hereby incorporated by reference to the Proxy Statement under the headings "Employment Arrangements with Senior Executives" and "Certain Relationships."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of Form 10-K.

        (1)  Financial Statements

    The financial statements of the Company have been included in Item 8 of this report.

    Balance Sheets December 31, 1998 and 1997

    Statements of Operations Year ended December 31, 1998 and 1997, the four-month transitional period ended December 31, 1996, and the fiscal year ended August 31, 1996

    Statements of Stockholders' Equity Year ended December 31, 1998 and 1997, the four-month transitional period ended Dec. 31, 1996, and the fiscal year ended August 31, 1996

    Statements of Cash Flows Years ended December 31, 1998 and 1997, the four-month transitional period ended Dec. 31, 1996, and the fiscal year ended August 31, 1996

Notes to Financial Statements

        (2)  Schedules

    Schedules other than those listed above have been omitted since they are either not required or the information required is included in the financial statements or the notes thereto.

    Arthur Andersen LLP's Reports with respect to the above listed financial statements and financial statements schedules are included herein on Item 8 and Exhibit 23.1

        (3)  Exhibits required to be filed by Item 601 of Regulation S-K and by
    Item 13 (c)

    The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

    (b)  Reports on Form 8-K

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANIKA THERAPEUTICS, INC.

                                By:  /s/ SEAN F. MORAN
                                     -----------------------------------------
                                     Sean F. Moran
                                     PRINCIPAL FINANCIAL & ACCOUNTING OFFICER
                                     March 31, 1999

                                   SIGNATURES

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, on March 31, 1999.

          SIGNATURE                       TITLE
------------------------------  --------------------------


    /s/ J. MELVILLE ENGLE
------------------------------  Chairman, President &
      J. Melville Engle           Chief Executive Officer

     /s/ JOSEPH L. BOWER
------------------------------  Director
       Joseph L. Bower

    /s/ EUGENE A. DAVIDSON
------------------------------  Director
      Eugene A. Davidson

  /s/ JONATHAN D. DONALDSON
------------------------------  Director
    Jonathan D. Donaldson

     /s/ SAMUEL F. MCKAY
------------------------------  Director
       Samuel F. McKay

     /s/ HARVEY S. SADOW
------------------------------  Director
       Harvey S. Sadow

    /s/ STEVEN E. WHEELER
------------------------------  Director
      Steven E. Wheeler

      /s/ SEAN F. MORAN
------------------------------  Chief Financial Officer
        Sean F. Moran