Form 10-Q
period 1999-03-31
ANIKA THERAPEUTICS INC
filed 1999-05-17
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-21326

                                   -----------

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


                                   -----------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 932-6616



--------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes :  X    No
                                               -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At May 11, 1999 there were issued and outstanding 9,247,343 shares of Common Stock, par value $.01 per share.

                                    FORM 10-Q
                            ANIKA THERAPEUTICS, INC.
                        FOR QUARTER ENDED MARCH 31, 1999


         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED THROUGHOUT THIS FORM 10-Q AND ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 11 OF THIS FORM 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

ANIKA THERAPEUTICS, INC.
BALANCE SHEETS



                                                                                                     MARCH 31,        DECEMBER 31
                                                                                                        1999             1998
                                                                                                        ----             ----

ASSETS:                                                                                                (Unaudited)
Current assets:

  Cash and cash equivalents....................................................................         $5,608,453       $10,712,520
  Short-term investments.......................................................................         16,085,569        12,007,503
  Accounts receivable, net.....................................................................          2,348,008         3,032,737
  Inventories..................................................................................          3,508,755         3,522,019
  Prepaid expenses.............................................................................            455,960           250,023
                                                                                                       -----------       -----------


          Total current assets.................................................................         28,006,745        29,524,802


Property and equipment.........................................................................          6,771,581         6,376,405
Less: accumulated depreciation.................................................................        (3,989,379)       (3,809,723)
                                                                                                       -----------       -----------


           Net property and equipment..........................................................          2,782,202         2,566,682


Notes receivable from officers.................................................................            252,000           193,000
Long-term deposits.............................................................................            108,500           108,500
                                                                                                       -----------       -----------



Total assets...................................................................................        $31,149,447       $32,392,984
                                                                                                       -----------       -----------
                                                                                                       -----------       -----------





LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable.............................................................................         $1,270,413          $891,493
  Accrued expenses.............................................................................          1,220,624         1,356,586
  Deferred revenue.............................................................................            200,000           200,000
                                                                                                       -----------       -----------



  Total current liabilities....................................................................          2,691,037         2,448,079


Advance rent payment...........................................................................             36,594            50,215


Stockholders' equity:

  Redeemable convertible preferred stock; $.01 par value: authorized 750,000 shares; no shares          --                --
  issued and outstanding.......................................................................
  Undesignated preferred stock; $.01 par value: authorized 1,250,000 shares; no shares issued           --                --
  and outstanding..............................................................................
  Common stock; $.01 par value: authorized 30,000,000 shares; issued 9,991,943 shares at March              99,919            99,919
  31, 1999 and December 31, 1998...............................................................
  Additional paid-in capital...................................................................         34,439,676        34,439,676
  Deferred compensation........................................................................          (981,725)       (1,074,699)
  Treasury stock (739,300 at March 31, 1999 and 344,500 shares at December 31, 1998, at cost)..        (3,800,390)       (1,889,794)
  Accumulated deficit..........................................................................        (1,335,664)       (1,680,412)
                                                                                                       -----------       -----------


  Total stockholders' equity...................................................................         28,421,816        29,894,690
                                                                                                       -----------       -----------



  Total liabilities and stockholders' equity...................................................        $31,149,447       $32,392,984
                                                                                                       -----------       -----------
                                                                                                       -----------       -----------







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC.
 INCOME STATEMENTS (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,

                                                                                             1999                          1998
                                                                                             ----                          ----

Net sales........................................................                     $3,224,578                    $2,754,419
  Cost of sales..................................................                      1,708,171                     1,343,472
                                                                                       ---------                     ---------


  Gross profit ..................................................                      1,516,407                     1,410,947
Operating expenses:
  Research and development.......................................                        707,857                       502,979
  Selling, general and administrative............................                        754,951                       535,986
                                                                                       ---------                     ---------

Total operating expenses.........................................                      1,462,808                     1,038,965
                                                                                       ---------                     ---------

Income from operations...........................................                         53,599                       371,982
  Interest income, net...........................................                        302,150                       292,100
                                                                                       ---------                     ---------

Income before provision for income taxes.........................                        355,749                       664,082
  Provision for income taxes.....................................                         11,000                        27,076
                                                                                          ------                        ------


Net income ......................................................                       $344,749                      $637,006
                                                                                       ---------                     ---------
                                                                                       ---------                     ---------


Basic earnings per share.........................................                           $.04                          $.06
                                                                                       ---------                     ---------
                                                                                       ---------                     ---------


Shares used for computing basic earnings per share...............                      9,514,381                     9,841,481




Diluted earnings per share.......................................                           $.03                          $.06
                                                                                       ---------                     ---------
                                                                                       ---------                     ---------


Shares used for computing diluted earnings per share.............                     10,077,488                    10,863,410




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                      THREE MONTHS ENDED,
                                                                                                            MARCH 31,

Cash flows from operating activities:                                                          1999                         1998
                                                                                               ----                         ----
  Net income................................................                               $344,749                     $637,006
   Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.............................                                179,656                       76,732
  Amortization of unearned stock compensation...............                                 92,974                           --
  Other long-term liabilities..............................                                 (13,621)                    (13,232)
   Changes in operating assets and liabilities:
  Accounts receivable......................................                                 684,729                    (805,269)
  Inventories..............................................                                  13,264                    (251,155)
  Prepaid expenses.........................................                                (205,937)                     157,946
  Accounts payable and accrued expenses....................                                 242,958                     (279,208)
                                                                                          ---------                    ---------


Net cash provided by (used in) operating activities........                               1,338,772                    (477,180)
                                                                                          ---------                    ---------


Cash flows from investing activities:
  Long-term deposits.......................................                                      --                     (84,310)
  Increase in short-term investments, net..................                             (4,078,066)                           --
  Purchase of property and equipment.......................                               (395,176)                    (512,583)
  Notes receivable from officers...........................                                (59,000)                           --
                                                                                          ---------                    ---------


  Net cash used in investing activities....................                             (4,532,242)                    (596,893)
                                                                                        -----------                    ---------


Cash flows from financing activities:

  Expenses from issuance of common stock...................                                      --                     (25,988)
  Purchase of 394,800 shares of common stock...............                             (1,910,596)                           --
  Proceeds from exercise of stock options and warrants.....                                      --                      783,930
                                                                                        -----------                    ---------



  Net cash used in financing activities....................                             (1,910,596)                      757,942
                                                                                          ---------                    ---------


Decrease in cash and cash equivalents......................                             (5,104,067)                    (316,131)
Cash and cash equivalents at beginning of period...........                              10,712,520                   22,679,820
                                                                                          ---------                    ---------



Cash and cash equivalents at end of period.................                              $5,608,453                  $22,363,689
                                                                                          ---------                    ---------
                                                                                          ---------                    ---------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ITEM 1. FINANCIAL STATEMENTS

                            ANIKA THERAPEUTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      NATURE OF BUSINESS

         Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark-Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce Ossigel-TM-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

(2)      BASIS OF PRESENTATION


         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998.


         The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(3)      EARNINGS PER SHARE

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period

         The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarter ended March 31, 1999 and 1998:


                                                                                          1999            1998
                                                                                          ----            ----
                                                                                         QUARTER ENDED MARCH 31,


         Net income...........................................................             $344,749          $637,006
                                                                                         ----------        ----------
                                                                                         ----------        ----------


         Basic weighted average common shares outstanding.....................            9,514,381         9,841,481
         Dilutive effect of assumed exercise of stock options and warrants....              563,107         1,021,929
                                                                                         ----------        ----------


         Weighted average common shares outstanding assuming conversion.......           10,077,488        10,863,410
                                                                                         ----------        ----------
                                                                                         ----------        ----------


         Basic net income per share............................................               $0.04             $0.06

         Diluted net income per share..........................................               $0.03             $0.06

(4)      SIGNIFICANT CUSTOMERS


         Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 68% and 82% of total product revenue for the three months ended March 31, 1999 and 1998, respectively. Sales of ORTHOVISC products to one customer accounted for 25% and 12% of total product revenue for the three months ended March 31, 1999 and 1998, respectively.


(5)      COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 1999 and 1998 and therefore comprehensive income and net income are the same.


(6)      INVENTORIES

         Inventories consist of the following:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  1999             1998
                                                                                  ----             ----

         Raw materials....................................................          $457,456         $432,255
         Work in-process..................................................         3,029,626        3,013,930
         Finished goods...................................................            21,673           75,834
                                                                                  ----------       ----------


              Totals......................................................        $3,508,755       $3,522,019
                                                                                  ----------       ----------
                                                                                  ----------       ----------


(7)      NOTES RECEIVABLE FROM OFFICERS


         Notes receivable from officers consists of four loans made to three officers of the Company. The loan amounts are due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. Interest accrues at the annual rates between 4.42% to 6.00% and is payable monthly over the term of the loans.


(8)      STOCK REPURCHASE PLAN


         In October 1998, the Board of Directors had approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of Anika common stock, with the total number of shares purchased not to exceed 9.9 percent of the total issued and outstanding shares. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant and subject to regulatory considerations. As of March 31, 1999, the

Company had repurchased a total of 739,300 shares at a net cost of approximately $3,800,000. As of the date of this report, the Company has purchased an additional 22,800 shares at an additional cost of approximately $72,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


         The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only. The Company manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL-TM-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

         The Company receives a substantial portion of its revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical. For the period ended March 31, 1999 and 1998, AMVISC sales accounted for 68% and 82% of product revenue, respectively. Sales of ORTHOVISC products to one customer accounted for 25% and 12% of total product revenue for the three months ended March 31, 1999 and 1998, respectively.


RESULTS OF OPERATIONS


NET SALES. Net sales for the period ended March 31, 1999 was $3,225,000 an increase of $471,000, or 17.1%, over the $2,754,000 recorded in the comparable prior period. The increase was primarily attributable to an increase of $512,000 or 104% in sales of ORTHOVISC.

GROSS PROFIT. The Company's gross profit as a percentage of net sales was 47.0% for the three months ended March 31, 1999 versus 51.2% for the comparable prior period. The decline in gross profit percentage of 4.2% was due to scale up costs associated with expanding the Company's manufacturing capacity.

RESEARCH AND DEVELOPMENT. Research and development expenses for the period ended March 31, 1999 increased by $205,000 to $708,000 from $503,000 recorded in the comparable prior period, primarily as a result of a costs for the ORTHOVISC clinical trial. The Company expects that research and development expenses will increase substantially during 1999 due to an estimated $2,500,000 expenditure for the ORTHOVISC clinical trial.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the period ended March 31, 1999, increased by $219,000, or 40.8%, to $755,000 from $536,000 in the comparable prior period. The increase was primarily attributable to increases in ORTHOVISC selling and marketing costs, additional staffing and the amortization of unearned stock compensation.

NET INTEREST INCOME. The Company's net interest income increased by $10,000 to $302,000 for the period ended March 31, 1999 from $292,000 in the comparable prior period.

INCOME TAXES. The Company's effective tax rate was 3.1% for 1999 versus 4.1% for the comparable prior period. The Company's effective tax rate was significantly lower than the statutory rate as a result of the utilization of net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $21.7 million and working capital of $25.3 million versus cash and cash equivalents of $22.7 million and working capital of $27.1 million at December 31, 1998.


         The Company spent $396,000 in the first quarter primarily related to expanding manufacturing capacity. The Company expects to spend an additional $1,600,000 during 1999 to complete the expansion of its manufacturing facility. The Company expects that after this expansion it will have adequate capacity to meet demand through at least the end of the year 2003 based upon its current expectations.

         In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $4 million of Anika Common Stock with the total number of shares purchased under the plan not to exceed 9.9% of the total issued and outstanding shares. During the first quarter of 1999, the Company repurchased 394,800 shares of common stock for a total cash outlay of $1,911,000. Through March 31, 1999 the Company repurchased 739,300 shares for approximately $3,800,000 and as of the date of this report, the Company had repurchased a total of 762,100 shares at an average cost per share of $5.08 for a total cash purchase price of $3,873,000.

         The Company believes that its cash on hand will be sufficient to meet its operating requirements for at least the next 24 months. The estimated $2.5 million expenditure required to fund the ORTHOVISC clinical trial will adversely impact the Company's financial results in 1999. However, the Company believes that the combination of revenues from its international ORTHOVISC business and the AMVISC product line should be sufficient to fund its operations during 1999 including expenses related to the clinical trial. In the future, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility.


         The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. Although the Company achieved profitability for the period ended March 31, 1999, for the years ended 1998 and 1997 there can be no assurance that the Company will continue to record profits in future periods. For 1998 and 1997, the Company's unit sales of AMVISC substantially exceeded the minimum obligations under the AMVISC Supply Agreement. For 1999, the Company can provide no assurance that unit sales of AMVISC for 1999 will exceed minimum annual purchase obligations.


         The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash and cash equivalents, will be adequate to fund operations is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors and Certain Factors Affecting Future Operating Results" as well as in this 10-Q generally.

YEAR 2000 READINESS DISCLOSURE


         The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.


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

         The Company believes that the current personal computer software applications and modifications to its mainframe system will allow it to be Year 2000 compliant in a timely manner. The Company does not anticipate that it will incur material expenses to make the internal computer system Year 2000 compliant and believes that the Year 2000 issue will not pose significant operational problems for the Company's system. There can be no assurance, however, that the Company's internal systems or those of third parties will be compliant in a timely manner. The failure of internal systems or third parties to be Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, financial conditions, and results of operations. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

         The preceding "Year 2000 Readiness Disclosure" contains various forward- looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking statements. Forward looking statements include, without limitation, the Company's expectations as to when it will complete the installation and testing of its internal systems; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHER FACTORS NOTED HEREIN, THE
FOLLOWING:

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


         The Company's ORTHOVISC product is currently regulated as a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC in the U.S., it must obtain FDA approval of a PMA. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company submitted a PMA for ORTHOVISC in December 1997. In October 1998, the Company was notified by the FDA that the Company's PMA application for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The Company submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. The ORTHOVISC clinical trial commenced in late April 1999. There can be no assurance that the FDA will approve a PMA application for ORTHOVISC on a timely basis, if at all, or that the FDA review will not involve delays that will affect the Company's ability to commercialize additional products or expand permitted uses of existing products. Furthermore, even if granted, the approval may include significant limitations on the indications for use for which the product may be marketed.


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

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception up until December 31, 1996, the Company had incurred annual operating losses. As of March 31, 1999, the Company had an accumulated deficit of approximately $1.3 million. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and, although the Company had net income of $4,349,000 and $3,344,000 for the years ended December 31, 1998 and 1997, respectively, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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


DEPENDENCE UPON MARKETING PARTNERS. The Company does not plan to directly market and sell its current products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. The Company currently manufactures AMVISC and AMVISC Plus for Bausch & Lomb Surgical under a non-exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Bausch & Lomb Surgical has purchased AMVISC and AMVISC Plus in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC supply contract. There can be no assurance that Bausch & Lomb, Inc. will continue to purchase AMVISC and AMVISC Plus at levels beyond the stated minimum annual purchase obligations. Any such decrease in orders under the AMVISC supply contract could have a material adverse effect on the Company's business, financial condition and results of operations. For the period ended March 31, 1999 and 1998, sales of AMVISC products to Bausch & Lomb Surgical accounted for 68% and 82% of product revenues.


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

NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short-term investments of $21.7 million as of March 31, 1999. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources, are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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


RISKS RELATING TO INTERNATIONAL OPERATIONS. Approximately 26% of the Company's product sales during the first quarter of 1999 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.


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

PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                   (a)      EXHIBIT NO.               DESCRIPTION
                            -------------------------------------
                            27.1                      Financial Data Schedule

                   (b)      Reports on Form 8-K:      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ANIKA THERAPEUTICS, INC.

DATE: MAY 17, 1999          By:    /s/ J. MELVILLE ENGLE
                                   ---------------------


                                    J.Melville Engle
                                    Chairman, Chief Executive Officer, President



DATE: MAY 17, 1999          By:    /s/ SEAN F. MORAN
                                   -----------------


                                    Sean F. Moran
                                    Principal Financial & Accounting Officer