Form 10-Q
period 1999-06-30
ANIKA THERAPEUTICS INC
filed 1999-08-16
CIK 898437

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ___________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes: X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 11, 1999 there were issued and outstanding 9,787,236 shares of Common Stock, par value $.01 per share.


================================================================================

                                    FORM 10-Q

                            ANIKA THERAPEUTICS, INC.

                         FOR QUARTER ENDED JUNE 30, 1999

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

ANIKA THERAPEUTICS, INC.
BALANCE SHEETS

                                                  June 30,         December 31
                                                    1999               1998
                                                 -----------       -----------
ASSETS:                                         (Unaudited)
Current assets:
  Cash and cash equivalents                      $ 5,218,037       $10,712,520
  Short-term investments                          10,158,240        12,007,503
  Accounts receivable, net                         2,840,423         3,032,737
  Inventories                                      4,018,018         3,522,019
  Prepaid expenses                                   610,502           250,023
                                                 -----------       -----------
      Total current assets                        22,845,220        29,524,802

Property and equipment                             7,157,431         6,376,405
Less: accumulated depreciation                    (4,160,340)       (3,809,723)
                                                 -----------       -----------
      Net property and equipment                   2,997,091         2,566,682

Long-term investments                              5,632,881                --
Notes receivable from officers                       252,000           193,000
Long-term deposits                                   108,500           108,500
                                                 -----------       -----------

           Total assets                          $31,835,692       $32,392,984
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                  $815,914          $891,493
  Accrued expenses                                 1,418,954         1,356,586
  Deferred revenue                                   200,000           200,000
                                                ------------       -----------
           Total current liabilities               2,434,868         2,448,079

Advance rent payment                                  22,707            50,215

Stockholders' equity:
  Redeemable convertible preferred stock;
    $.01 par value: authorized 750,000 shares;
    no shares issued and outstanding                      --                --
  Undesignated preferred stock; $.01 par
    value: authorized 1,250,000 shares;
    no shares issued and outstanding                      --                --
  Common stock; $.01 par value: authorized
    30,000,000 shares; issued 9,991,943
    shares in 1999 and 1998                           99,919            99,919
  Additional paid-in capital                      31,986,824        34,439,676
  Deferred compensation                             (801,614)       (1,074,699)
  Treasury stock, (at cost) 204,707
    and 344,500 shares in 1999 and
    1998, respectively                              (978,247)       (1,889,794)
  Accumulated deficit                               (928,765)       (1,680,412)
                                                ------------       -----------
           Total stockholders' equity             29,378,117        29,894,690
                                                ------------       -----------
           Total liabilities and
             stockholders' equity                $31,835,692       $32,392,984
                                                ============       ===========

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC.

INCOME STATEMENTS (UNAUDITED)


                                          Three months ended                 Six months ended
                                              June 30,                            June 30,
                                         1999            1998               1999            1998
                                       ----------       ----------       ----------       ----------
Product revenue                        $3,750,275       $3,095,966       $6,974,853       $5,850,385
Licensing payments                             --        1,500,000               --        1,500,000
                                       ----------       ----------       ----------       ----------
   Total revenue                        3,750,275        4,595,966        6,974,853        7,350,385
Cost of sales                           1,896,633        1,564,569        3,604,804        2,908,041
                                       ----------       ----------       ----------       ----------
   Gross profit                         1,853,642        3,031,397        3,370,049        4,442,344
Operating expenses
   Research and development               924,819          388,531        1,632,676          891,510
   Selling, general and administrative    807,220          704,228        1,562,171        1,240,214
                                       ----------       ----------       ----------       ----------
  Total operating expenses              1,732,039        1,092,759        3,194,847        2,131,724
                                       ----------       ----------       ----------       ----------

Income from operations                    121,603        1,938,638          175,202        2,310,620
  Interest income, net                    297,879          318,468          600,029          610,568
                                       ----------       ----------       ----------       ----------
Income before provision for income
  taxes                                   419,482        2,257,106          775,231        2,921,188
Provision for income taxes                 12,584           55,651           23,584           82,727
                                       ----------       ----------       ----------       ----------
Net income                               $406,898       $2,201,455         $751,647       $2,838,461
                                       ==========       ==========       ==========       ==========

Basic earnings per share                     $.04             $.22             $.08             $.29
                                             ====             ====             ====             ====
Shares used for computing basic
  earnings per share                    9,558,024        9,948,095        9,395,390        9,895,082

Diluted earnings per share                   $.04             $.20             $.07             $.26
                                             ====             ====             ====             ====
Shares used for computing
  diluted earnings per share           10,075,826       11,197,949       10,081,235       11,039,747

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six months ended
                                                                                   June 30,
                                                                              1999          1998
                                                                           ----------     -----------
Cash flows from operating activities:
  Net income                                                               $  751,647     $ 2,838,461
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                               350,617         238,501
  Amortization of unearned stock compensation                                 179,708          59,840
  Other long-term liabilities                                                 (27,508)        (26,720)
  Changes in operating assets and liabilities:
      Accounts receivable                                                     192,314        (823,898)
      Inventories                                                            (495,999)       (240,136)
      Prepaid expenses                                                       (360,479)        (11,235)
      Accounts payable and accrued expenses                                   (13,211)       (353,867)
                                                                           ----------     -----------

Net cash provided by operating activities                                     577,089       1,680,946
                                                                           ----------     -----------
Cash flows from investing activities:
  Long-term deposits                                                               --         (84,895)
  Decrease in short-term investments,                                       1,849,263              --
  Increase in long-term investments, net                                   (5,632,881)             --
  Purchase of property and equipment                                         (781,026)     (1,630,207)
  Notes receivable from officers                                              (59,000)             --
                                                                           ----------     -----------
Net cash used in investing activities                                      (4,623,644)     (1,715,102)
                                                                           ----------     -----------

Cash flows from financing activities:
  Expenses from issuance of common stock                                           --         (64,919)
  Purchase of 394,800 shares of treasury stock                             (1,948,980)             --
  Proceeds from exercise of stock options and warrants                        501,052         927,104
                                                                           ----------     -----------
Net cash (used in) provided by financing activities                        (1,447,928)        862,185
                                                                           ----------     -----------
Decrease increase in cash and cash equivalents                             (5,494,483)        828,029
Cash and cash equivalents at beginning of period                           10,712,520      22,679,820
                                                                           ----------     -----------
Cash and cash equivalents at end of period                                 $5,218,037     $23,507,849
                                                                           ==========     ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ITEM 1. FINANCIAL STATEMENTS

                              ANIKA THERAPEUTICS, INC.
                            NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS

     Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only and the Company commenced a clinical study in the U.S. and Canada in late April 1999. The Company manufactures AMVISC(R) and AMVISC(R) Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT(R), which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce Ossigel-TM-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

(2)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(3)  EARNINGS PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period

     The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                            1999         1998        1999         1998
                                         ----------   ----------   ----------   ----------
Basic weighted average common shares
  outstanding                             9,558,024    9,948,095    9,395,390    9,895,082
Dilutive effect of assumed exercise
  of stock options and warrants             517,802    1,249,854      685,845    1,144,665
                                         ----------   ----------   ----------   ----------
Weighted average common shares
  outstanding assuming conversion        10,075,826   11,197,949   10,081,235   11,039,747
                                         ==========   ==========   ==========   ==========

(4)  SIGNIFICANT CUSTOMERS

     Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 52.0% and 71.3% of total product revenue for the three months ended June 30, 1999 and 1998, respectively. Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 59.7% and 76.4% of total product revenue for the six months ended June 30, 1999 and 1998, respectively.

     Sales of ORTHOVISC products to one customer accounted for 30.3% and 21.9% of total product revenue for the three months ended June 30, 1999 and 1998, respectively. Sales of ORTHOVISC products to one customer accounted for 27.9% and 17.4% of total product revenue for the six months ended June 30, 1999 and 1998, respectively.

(5)  COMPREHENSIVE INCOME

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the six months ended June 30, 1999 and 1998 and therefore comprehensive income and net income are the same.

(6)  INVENTORIES

     Inventories consist of the following:

                         June 30,        December 31,
                           1999             1998
                        ----------       ----------
Raw materials           $  801,686       $  432,255
Work in-process          3,094,004        3,013,930
Finished goods             122,328           75,834
                        ----------       ----------
        Totals          $4,018,018       $3,522,019
                        ==========       ==========

(7)  NOTES RECEIVABLE FROM OFFICERS

     Notes receivable from officers consists of four loans made to three officers of the Company. The loan amounts are due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. Interest accrues at the annual rates between 4.42% to 6.00% and is payable monthly over the term of the loans.

(8)  STOCK REPURCHASE PLAN

     In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of Anika common stock, with the total number of shares purchased not to exceed 9.9 percent of the total issued and outstanding shares. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant and subject to regulatory considerations. As of June 30, 1999, the Company had repurchased a total of 762,100 shares at a net cost of approximately $3,873,000. A total of 557,393 of the shares repurchased have been reissued to employees upon the exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only and the Company commenced a clinical trial in The U.S and Canada in late April 1999. The Company manufactures AMVISC(R) and AMVISC(R) Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT(R), which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL-TM-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

     The Company receives a substantial portion of its revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical. For the three months ended June 30, 1999 and 1998, AMVISC sales accounted for 52.0% and 71.3% of total product revenue, respectively. For the six months ended June 30, 1999 and 1998, AMVISC sales accounted for 59.7% and 76.4% of total product revenue, respectively.

RESULTS OF OPERATIONS

PRODUCT REVENUE. Product revenue for the three months ended June 30, 1999 was $3,750,000 an increase of $654,000, or 21.1%, over the $3,096,000 recorded in the comparable prior period Product revenue for the six months ended June 30, 1999 was $6,975,000 an increase of $1,125,000, or 19.2%, over the $5,850,000 recorded in the comparable prior period. The increase for the three and six months ended June 30, 1999 were attributable to increases in sales of ORTHOVISC.

GROSS PROFIT. The Company's gross profit as a percentage of product revenue was 49.4% for the three months ended June 30, 1999 versus 49.5% for the comparable prior period. The Company's gross profit as a percentage of product revenue was 48.3% for the six months ended June 30, 1999 versus 50.2% for the comparable prior period. Although the Company realizes higher gross margins from ORTHOVISC versus AMVISC and ORTHOVISC sales increased over the comparable periods in the prior year, gross margins as a percentage of sales have not increased over the prior year due to an increase in costs incurred to expand the Company's manufacturing capacity.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 1999 increased $536,000 to $925,000 from $389,000 recorded in the comparable prior period, primarily as a result of a costs for the ORTHOVISC clinical trial. Research and development expenses for the six months ended June 30, 1999 increased $741,000 to $1,633,000 from $892,000 recorded in the comparable prior period, primarily as a result of a costs for the ORTHOVISC clinical trial. The Company expects that research and development expenses will increase substantially during 1999 due to the estimated expenditure of $2,500,000 for the ORTHOVISC clinical trial.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1999, increased $103,000, or 14.6%, to $807,000 from $704,000 in the comparable prior period. Selling, general and administrative expenses for the six months ended June 30, 1999, increased $322,000, or 25.9%, to $1,562,000 from $1,240,000 in the comparable prior period. The increases for the three and six months ended June 30, 1999, were primarily attributable to increases in ORTHOVISC selling and marketing costs, additional staffing and the amortization of deferred compensation expenses resulting from the issuance of stock options.

INCOME TAXES. The Company's effective tax rate was 3.0% for 1999 versus 2.8% for the comparable prior period. The Company's effective tax rate was significantly lower than the statutory rate as a result of the utilization of net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash, cash equivalents, and investments of $21.0 million and working capital of $20.4 million versus cash, cash equivalents and investments of $22.7 million and working capital of $27.1 million at December 31, 1998.

     The Company spent $781,000 in the first six months of 1999 for capital expenditures primarily related to expanding manufacturing capacity. The Company expects to spend an additional $1,219,000 during the balance of 1999, primarily to complete the expansion of its manufacturing facility. The Company expects that after this expansion it will have adequate capacity to meet demand through at least the end of the year 2003 based upon its current expectations.

     In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $4 million of Anika Common Stock with the total number of shares purchased under the plan not to exceed 9.9% of the total issued and outstanding shares. Through June 30, 1999, the Company had repurchased a total of 762,100 shares at an average cost per share of $5.08 for a total cash purchase price of $3,873,000. A total of 557,393 of these shares repurchased have been re-issued to employees upon the exercise of stock options.

     The Company believes that its cash and investments on hand will be sufficient to meet its operating requirements for at least the next 24 months. The estimated $2.5 million cost for the ORTHOVISC clinical trial incurred during 1999 will adversely impact the Company's financial results. The Company believes that the combination of revenues from its international ORTHOVISC business and the AMVISC product line should be sufficient to fund its operations for the balance of 1999 including expenses related to the clinical trial. In the future, the Company may require additional financing to fund its operations and for the construction of a new manufacturing facility.

     The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. Although the Company achieved profitability for the six months ended June 30, 1999, and for the years ended 1998 and 1997 there can be no assurance that the Company will continue to record profits in future periods. For 1998 and 1997, the Company's unit sales of AMVISC substantially exceeded the minimum annual obligations under the AMVISC Supply Agreement. The Company can provide no assurance that unit sales of AMVISC for 1999 will continue to exceed minimum annual purchase obligations.

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

     The Company has completed an assessment of its information systems to verify Year 2000 readiness. The Company currently relies upon personal computers running commercially available software applications and a mainframe computer that runs financial applications only. The Company's manufacturing operations are currently controlled by manual processes. The Company has recently put into service a local area network with applications software that is Year 2000 compliant. The Company has performed an assessment of all of its applications software running on personal computers and is in the process of upgrading all software that is not compliant. The Company has purchased upgraded hardware and software to run financial and manufacturing applications. The Company has completed the installation of the upgraded hardware and will complete the installation of the financial applications by the end of 1999 and the manufacturing applications will be fully installed by the end of 2000.

     The Company has conducted Year 2000 readiness surveys with its material supply and service vendors. To date, those vendors and suppliers that have been contacted have indicated that their hardware and software will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and suppliers.

     The Company believes that the current personal computer software applications and the upgrade of its financial applications will be made to allow Year 2000 compliance in a timely manner. The Company does not anticipate that it will incur material expenses to make the internal computer system Year 2000 compliant and believes that the Year 2000 issue will not pose significant operational problems for the Company's system. There can be no assurance, however, that the Company's internal systems or those of third parties will be compliant in a timely manner. The failure of internal systems or third parties to be Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, financial conditions, and results of operations. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

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

     The Company's developmental HA products, including INCERT, has not obtained regulatory approval in the U.S. for investigational use and/or commercial marketing and sale. The Company believes that INCERT will be regulated as a Class III medical device or biologic, although there can be no assurance that such products will not be otherwise classified. Before undertaking clinical trials in the U.S. to support a PMA, the Company must apply for and obtain FDA and/or institutional review board ("IRB") approval of an IDE. There can be no assurance that the Company will be permitted to undertake clinical trials of these or other future products in the U.S. or that clinical trials will demonstrate that the products are safe and effective or otherwise satisfy the FDA's pre-market approval requirements. Orquest has not received regulatory approval in the U.S. for the commercial marketing and sale of OSSIGEL. OSSIGEL will be regulated as a Class III medical device with the FDA's Center of Biologics Research and Review as the lead review center. There can be no assurance that Orquest will be permitted to undertake clinical trials of OSSIGEL or, if clinical trials are permitted, that such clinical trials will demonstrate that OSSIGEL is safe and effective or otherwise satisfy FDA requirements.

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

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception up until December 31, 1996, the Company had incurred annual operating losses. As of June 30, 1999, the Company had an accumulated deficit of approximately $929,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and, although the Company had net income of $4,349,000 and $3,344,000 for the years ended December 31, 1998 and 1997, respectively, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

UNCERTAINTY REGARDING SUCCESS OF CLINICAL TRIALS. Several of the Company's products, including ORTHOVISC and INCERT, as well as the products of the Company's collaborative partners, including OSSIGEL, will require clinical trials to determine their safety and efficacy in humans for various conditions. There can be no assurance that the Company or its collaborative partners will not encounter problems that will cause it to delay or suspend clinical trials of any of these products. In addition, there can be no assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

DEPENDENCE UPON MARKETING PARTNERS. The Company does not plan to directly market and sell its current products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. The Company currently manufactures AMVISC and AMVISC Plus for Bausch & Lomb Surgical under a non-exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Bausch & Lomb Surgical has purchased AMVISC and AMVISC Plus in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC supply contract. There can be no assurance that Bausch & Lomb, Inc. will continue to purchase AMVISC and AMVISC Plus at levels beyond the stated minimum annual purchase obligations. Any such decrease in orders under the AMVISC supply contract could have a material adverse effect on the Company's business, financial condition and results of operations. For the period ended June 30, 1999 and 1998, sales of AMVISC products to Bausch & Lomb Surgical accounted for 52.0% and 71.3% of product revenues. For the six months ended June 30, 1999 and 1998, sales of AMVISC products to Bausch & Lomb Surgical accounted for 59.7% and 76.4% of product revenues.

     In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Latin America, Asia and most of Europe. To date the Company has received up-front non-refundable licensing payments totaling $4.0 million. In addition, under the Zimmer Distribution Contract the Company has the potential to receive payments aggregating up to an additional $19.5 million upon the achievement of certain regulatory approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a 25% premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. In addition, Zimmer has the right to terminate the agreement if ORTHOVISC is not approved by the FDA by January 1, 2001 and if Zimmer sales of

ORTHOVISC fail to meet the minimums specified in the contract for two consecutive years beginning in 1998. There can be no assurance that any of these events will not occur, or, if any such event does not occur, that Zimmer will not elect to terminate the agreement. Any such termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC, which may have a material adverse effect on the Company's future operation results.

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

NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and investments of $21.0 million as of June 30, 1999. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources, are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

RISKS RELATING TO INTERNATIONAL OPERATIONS. Approximately 30% of the Company's product sales during the second quarter of 1999 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

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

                              ANIKA THERAPEUTICS, INC.
DATE: AUGUST 16, 1999         By: /s/ J. Melville Engle
                                  -----------------------------------------
                                  J. Melville Engle
                                  Chairman, Chief Executive Officer, President


DATE: AUGUST 16, 1999         By: /s/ Sean F. Moran
                                  -----------------------------------------
                                  Sean F. Moran
                                  PRINCIPAL FINANCIAL & ACCOUNTING OFFICER