Form 10-Q
period 1999-09-30
ANIKA THERAPEUTICS INC
filed 1999-11-15
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes: X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 11, 1999 there were issued and outstanding 9,787,736 shares of Common Stock, par value $.01 per share.

                                    FORM 10-Q
                            ANIKA THERAPEUTICS, INC.

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

     THIS DOCUMENT CONTAINS CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERMS IS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED THROUGHOUT THIS FORM 10-Q and are discussed in the section ENTITLED "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 13 OF THIS FORM 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

ANIKA THERAPEUTICS, INC.
BALANCE SHEETS


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                               1999              1998
                                                                           ------------      ------------
                                                                           (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents ..........................................     $  1,383,560      $ 10,712,520
  Short-term investments .............................................       13,578,826        12,007,503
  Accounts receivable, net ...........................................        2,356,015         3,032,737
  Inventories ........................................................        4,186,360         3,522,019
  Prepaid expenses ...................................................          640,742           250,023
                                                                           ------------      ------------
      Total current assets ...........................................       22,145,503        29,524,802
Property and equipment ...............................................        7,799,366         6,376,405
Less: accumulated depreciation .......................................       (4,349,204)       (3,809,723)
                                                                           ------------      ------------
      Net property and equipment .....................................        3,450,162         2,566,682
Long-term investments ................................................        5,631,430                --
Notes receivable from officers .......................................          312,000           193,000
Long-term deposits ...................................................          129,600           108,500
                                                                           ------------      ------------
      Total assets ...................................................     $ 31,668,695      $ 32,392,984
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable ...................................................     $    730,500      $    891,493
  Accrued expenses ...................................................        1,260,832         1,356,586
   Deferred revenue ..................................................          200,000           200,000
                                                                           ------------      ------------
      Total current liabilities ......................................        2,191,332         2,448,079

Advance rent payment .................................................            8,820            50,215
Stockholders' equity:
  Redeemable convertible preferred stock; $.01 par value:
    authorized 750,000 shares; no shares issued and outstanding ......               --                --
  Undesignated preferred stock; $.01 par value:
    authorized 1,250,000 shares; no shares issued and outstanding ....               --                --
  Common stock; $.01 par value: authorized 30,000,000 shares;
    9,991,943 shares issued in 1999 and 1998 .........................           99,919            99,919
  Additional paid-in capital .........................................       31,986,982        34,439,676
  Deferred compensation ..............................................         (718,000)       (1,074,699)
  Treasury stock, (at cost) 204,207 and 344,500 shares in 1999
    and 1998, respectively ...........................................         (975,779)       (1,889,794)
  Accumulated deficit ................................................         (924,579)       (1,680,412)
                                                                           ------------      ------------
      Total stockholders' equity .....................................       29,468,543        29,894,690
                                                                           ------------      ------------
      Total liabilities and stockholders' equity .....................     $ 31,668,695      $ 32,392,984
                                                                           ============      ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC.

INCOME STATEMENTS (UNAUDITED)


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                             1999              1998             1999              1998
                                                         ------------      ------------     ------------      ------------

Product revenue ....................................     $  3,481,637      $  3,179,901     $ 10,456,490      $  9,030,286
Licensing payments .................................               --                --               --         1,500,000
                                                         ------------      ------------     ------------      ------------
   Total revenue ...................................        3,481,637         3,179,901       10,456,490        10,530,286
Cost of product revenue ............................        1,818,807         1,425,270        5,423,611         4,333,311
                                                         ------------      ------------     ------------      ------------
  Gross profit .....................................        1,662,830         1,754,631        5,032,879         6,196,975
                                                         ------------      ------------     ------------      ------------
Operating expenses:
  Research and development .........................        1,193,240           492,935        2,825,916         1,384,445
  Selling, general and administrative ..............          703,194           869,228        2,265,365         2,109,442
                                                         ------------      ------------     ------------      ------------
  Total operating expenses .........................        1,896,434         1,362,163        5,091,281         3,493,887
                                                         ------------      ------------     ------------      ------------
Income (loss) from operations ......................         (233,604)          392,468          (58,402)        2,703,088
  Interest income, net .............................          237,897           367,586          837,926           978,154
                                                         ------------      ------------     ------------      ------------
Income before provision for income taxes ...........            4,293           760,054          779,524         3,681,242
  Provision for income taxes .......................              107            19,001           23,691           101,728
                                                         ------------      ------------     ------------      ------------
Net income .........................................     $      4,186      $    741,053     $    755,833      $  3,579,514
                                                         ============      ============     ============      ============
Basic earnings per share ...........................     $       0.00      $       0.07     $       0.08      $       0.36
                                                         ============      ============     ============      ============
Shares used for computing basic earnings per share .        9,940,228         9,960,502        9,900,317         9,931,313
                                                         ============      ============     ============      ============
Diluted earnings per share .........................     $       0.00      $       0.07     $       0.07      $       0.32
                                                         ============      ============     ============      ============
Shares used for computing diluted earnings per share       10,374,349        11,316,539       10,191,300        11,153,554
                                                         ============      ============     ============      ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    1999              1998
                                                                ------------      ------------

Cash flows from operating activities:
  Net income ..............................................     $    755,833      $  3,579,514
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization ...........................          539,481           358,741
  Amortization of deferred stock compensation .............          263,325           162,857
  Other long-term liabilities .............................          (41,395)          (40,208)
  Provision for doubtful accounts .........................               --            50,000
  Changes in operating assets and liabilities:
    Accounts receivable ...................................          676,722          (410,542)
    Inventories ...........................................         (664,341)         (733,722)
    Prepaid expenses ......................................         (390,719)          261,166
    Accounts payable and accrued expenses .................         (256,747)         (466,799)
                                                                ------------      ------------
Net cash provided by operating activities .................          882,159         2,761,007
                                                                ------------      ------------
Cash flows from investing activities:
  Long-term deposits ......................................          (21,100)          (67,135)
  Increase in short-term investments, net .................       (1,571,323)      (11,519,904)
  Increase in long-term investments, net ..................       (5,631,430)               --
  Purchase of property and equipment ......................       (1,422,961)       (1,965,688)
  Notes receivable from officers ..........................         (119,000)          (59,000)
                                                                ------------      ------------
Net cash used in investing activities .....................       (8,765,814)      (13,611,727)
                                                                ------------      ------------
Cash flows from financing activities:
  Expenses from issuance of common stock ..................               --          (105,832)
  Purchase of treasury stock ..............................       (1,946,512)               --
  Proceeds from exercise of stock options and warrants ....          501,207           952,236
                                                                ------------      ------------
Net cash (used in) provided by financing activities .......       (1,445,305)          846,404
                                                                ------------      ------------
Decrease in cash and cash equivalents .....................       (9,328,960)      (10,004,316)
Cash and cash equivalents at beginning of period ..........       10,712,520        22,679,820
                                                                ------------      ------------
Cash and cash equivalents at end of period ................     $  1,383,560      $ 12,675,504
                                                                ============      ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ITEM 1. FINANCIAL STATEMENTS

                            ANIKA THERAPEUTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS

     Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humanS and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only and the Company commenced a Phase III clinical study in the U.S. and Canada in late April 1999. The Company manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus, which are HA products used as viscoelastic supplements IN ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboratioN with Orquest, Inc., Anika also has exclusive rights to produce Ossigel-TM-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

(2)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENTS IN MARKETABLE SECURITIES

     The company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Short-term investments consist of debt securities with original maturities between three and twelve months, which are classified as held to maturity, and at September 30, 1999, a trading security. Long-term investments consist of debt securities with original maturities greater than twelve months, which are classified as held to maturity. The held to maturity securities are carried at amortized cost which approximates fair market value at September 30, 1999 and December 31, 1998. Trading securities are carried at fair market value and the unrealized loss of $62,434 is included in interest income, net for the three and nine months ended September 30, 1999. Average maturity of long-term investments at September 30, 1999 is 1.5 years.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

REVENUE RECOGNITION

     Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC products, HYVISC and ORTHOVISC. In the case of sales to Zimmer Inc. ("Zimmer"), revenue may also be recognized upon invoicing and not shipment if Zimmer has requested that the Company store the ORTHOVISC at Anika facilities and Zimmer has agreed to take title to the product. ORTHOVISC is sold to Zimmer for distribution in Canada and Europe. Under the distribution contract with Zimmer, ORTHOVISC revenue is recognized based upon an estimate of the per unit sales price to be obtained by Zimmer and is subject to adjustment based on Zimmer's actual selling price.

     License fee revenue is recognized when the related milestone has been achieved and payment has been received as long as the license fee is non-refundable. Revenue related to license fees that are subject to refund are recognized ratably over the period that the refund provisions lapse.

     Advanced payments received for products are recorded as deferred revenue and are recognized when the product is shipped.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:


    Machinery and equipment...............................  5-10 years
    Furniture and fixtures................................  3-5 years
    Leasehold improvements................................  4-10 years


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

(4)  INVENTORIES

     Inventories consist of the following:


                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1999             1998
                                                 -------------    ------------
      Raw materials..........................      $ 693,670         $432,255
      Work in-process........................      3,386,373        3,013,930
      Finished goods.........................        106,317           75,834
                                                  ----------       ----------
              Totals.........................     $4,186,360       $3,522,019
                                                  ==========       ==========


(5)  EARNINGS PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                             ------------------------    -------------------------
                                                                1999          1998          1999           1998
                                                             ----------    ----------    ----------     ----------

Basic weighted average common shares outstanding ........     9,940,228     9,960,502     9,900,317      9,931,313
Dilutive effect of assumed exercise of stock options ....       434,121     1,356,037       290,983      1,222,241
                                                             ----------    ----------    ----------     ----------

Diluted weighted average common shares outstanding ......    10,374,349    11,316,539    10,191,300     11,153,554
                                                             ==========    ==========    ==========     ==========


(6)  SIGNIFICANT CUSTOMERS

     Sales of AMVISC products to Bausch & Lomb Surgical accounted for 66.0% and 58.5% of total product revenue for the three months ended September 30, 1999 and 1998, respectively. Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 61.8% and 70.1% of total product revenue for the nine months ended September 30, 1999 and 1998, respectively.

     Sales of ORTHOVISC to one customer accounted for 22.5% and 17.9% of total product revenue for the nine months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999, sales of ORTHOVISC to one customer accounted for 18.6% of total product revenue and sales of ORTHOVISC to another customer totaled 11.7% of total product revenue. For the three months ended September 30, 1998, sales of ORTHOVISC to one customer accounted for 17.9% of total product revenue; and ORTHOVISC sales to another customer accounted for 10% of total product revenue.

(7)  COMPREHENSIVE INCOME

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements.

Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the nine months ended September 30, 1999 and 1998 and therefore comprehensive income and net income are the same.

(8)  NOTES RECEIVABLE FROM OFFICERS

     Notes receivable from officers consists of four loans made to three officers of the Company. The loan amounts are due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. Interest accrues at the annual rates between 4.42% to 6.00% and is payable monthly over the term of the loans.

(9)  STOCK REPURCHASE PLAN

     In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $4 million of Anika Common Stock with the total number of shares purchased under the plan not to exceed 9.9% of the total issued and outstanding shares. During 1999, the Company repurchased a total of 402,600 shares at an average cost of $4.84 per share for a total cash purchase of $1,948,989. From the inception of the program, the Company has repurchased a total of 762,100 shares at an average cost per share of $5.08 per share for a total cash purchase price of $3,873,000. Upon the exercise of stock options, for which the Company received proceeds of $501,000, a total of 557,893 of these treasury shares have been re-issued to employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis ("OA") in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S. ORTHOVISC is currently limited to investigational use only. The Company commenced a Phase III clinical trial for ORTHOVISC in the U.S and Canada in late April 1999. The Company manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb. The Company is currently developing INCERT-Registered Trademark-, which is an HA-based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL-TM-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

     The Company receives a substantial portion of its revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical. Sales of AMVISC products to Bausch & Lomb Surgical accounted for 66.0% and 58.5% of total product revenue for the three months ended September 30, 1999 and 1998, respectively. Sales of AMVISC products to Bausch & Lomb Surgical, accounted for 61.8% and 70.1% of total product revenue for the nine months ended September 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

PRODUCT REVENUE. Product revenue for the three months ended September 30, 1999 was $3,482,000, an increase of $302,000, or 9.5%, over the $3,180,000 recorded in the comparable prior period. The increase for the three months ended September 30, 1999 was attributable to an increase in sales of AMVISC product. Sales of ORTHOVISC for the quarter declined by 10.3% due to a decrease in sales to the Company's Turkish distributor, Biomeks Pharmaceuticals. Approximately $500,000 of ORTHOVISC orders scheduled for delivery to Biomeks in the third quarter of 1999 were delayed until the fourth quarter due to the catastrophic earthquake in Turkey on August 17th 1999. Shipments to Biomeks have resumed to pre-earthquake levels in the fourth quarter.

Product revenue for the nine months ended September 30, 1999 was $10,456,000, an increase of $1,426,000, or 15.8%, over the $9,030,000 recorded in the comparable prior period. The increase in sales for the nine months ended September 30, 1999 is primarily due to an increase in ORTHOVISC sales to Biomeks Pharmaceuticals and Zimmer. The Company has benefited during 1999 from the receipt of stocking orders from Zimmer for Zimmer's anticipated future sales, including the European launch of ORTHOVISC. As a consequence, Zimmer now has a substantial inventory of ORTHOVISC. Under the distribution agreement with Zimmer, Zimmer or the Company has the right to terminate the contract if Zimmer's sales of ORTHOVISC fail to meet specified minimums for 1998 and 1999. Zimmer was below the minimum for 1998 and the Company expects Zimmer's sales to be below the minimum for 1999. Consequently, there can be no assurance that Zimmer will place additional orders in the year 2000 or that Zimmer will not terminate the contract. Even if Zimmer does not terminate the contract, given its substantial inventory of ORTHOVISC, the Company would not expect any additional orders until the fourth quarter of 2000, and then only to satisfy Zimmer's minimum purchase requirements. See "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS--DEPENDENCE UPON MARKETING PARTNERS."

GROSS PROFIT. The Company's gross profit as a percentage of product revenue was 47.8% for the three months ended September 30, 1999 versus 55.1% for the comparable prior year period. The Company's gross profit as a percentage of product revenue was 48.1% for the nine months ended September 30, 1999 versus 52.0% for the comparable prior year period. The decline in the gross margin for the quarter was primarily attributable to unfavorable product mix and an increase in overhead costs associated with expanding the Company's manufacturing capacity. Sales of ORTHOVISC generate higher gross margins than sales of AMVISC products and ORTHOVISC revenues declined by 10.3% in the third quarter. The decline in gross profit percentage for the nine months ended September 30, 1999 was attributable to an increase in overhead costs associated with expanding the Company's manufacturing capacity.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1999 increased $700,000 to $1,193,000 from $493,000 recorded in the comparable prior year period, as a result of the costs for the ORTHOVISC Phase III clinical trial. Research and development expenses for the nine months ended September 30, 1999 increased $1,442,000 to $2,826,000 from $1,384,000 recorded in the comparable prior year period, as a result of costs for the ORTHOVISC Phase III clinical trial. Research and development expenses have increased substantially during the third quarter and first nine months of 1999 due to the ORTHOVISC Phase III clinical trial, of which approximately $1,400,000 has been incurred to date during 1999. The Company expects to incur $1,300,000 in costs over the next three quarter periods to complete the trial.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1999, decreased by $166,000, or 19.1%, to $703,000 from $869,000 in the comparable prior period. The decrease in costs for the three months ended September 30, 1999 was attributable to one-time recruiting and termination costs incurred in 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999, increased $156,000, or 7.4%, to $2,265,000 from
$2,109,000 in the comparable prior period. The increased costs for the nine months ended September 30, 1999 were primarily attributable to increases in ORTHOVISC selling and marketing costs, additional staffing costs and the amortization of deferred compensation expenses resulting from the issuance of stock options.

INCOME TAXES. The Company's effective tax rate was 3% for the nine months ended 1999 and 2.5% for the comparable prior period. The Company's effective tax rate was significantly lower than the statutory rate as a result of the utilization of net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash, cash equivalents, short and long-term investments of $20.6 million and working capital of $20.0 million versus cash, cash equivalents and short-term investments of $22.7 million and working capital of $27.1 million at December 31, 1998. The decrease of $7.1 million in working capital was primarily due to purchases of $5.6 million of long-term investments, purchases of property plant and equipment of $1.4 million, purchases of treasury stock of $1.9 million, net of cash provided from operating activities and exercises of stock options.

     The Company spent $1,423,000 in the first nine months of 1999 for capital expenditures primarily related to expanding manufacturing capacity. The Company expects to spend approximately $580,000 during the balance of 1999, primarily to complete the expansion of its manufacturing facility. The Company expects that after this expansion it will have adequate capacity to meet demand through at least the end of the year 2003.

     In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $4 million of Anika Common Stock with the total number of shares purchased under the plan not to exceed 9.9% of the total issued and outstanding shares. During 1999, the Company repurchased a total of 402,600 shares at an average cost of $4.84 per share for a total cash purchase of $1,948,989. From the inception of the program, the Company has repurchased a total of 762,100 shares at an average cost per share of $5.08 per share for a total cash purchase price of $3,873,000. Upon the exercise of stock options, for which the Company received proceeds of $501,000, a total of 557,893 of these treasury shares have been re-issued to employees.

     The Company believes that its cash and investments on hand will be sufficient to meet its operating requirements for at least the next 24 months. In the future, the Company may require additional financing to fund its operations. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. Although the Company achieved profitability for the nine months ended September 30, 1999, and for the years ended 1998 and 1997 there can be no assurance that the Company will continue to achieve profitability in future periods. For 1999 and 1998, the Company's unit sales of AMVISC have substantially exceeded the minimum annual obligations under the AMVISC Supply Agreement. The Company can provide no assurance that unit sales of AMVISC for the year 2000 will continue to exceed minimum annual purchase obligations.

     The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash and cash equivalents and investment will be adequate to fund operations is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors and Certain Factors Affecting Future Operating Results" as well as in this 10-Q generally.

YEAR 2000 READINESS DISCLOSURE

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

     The Company has completed an assessment of its information systems to verify Year 2000 readiness. The Company currently relies upon personal computers running commercially available software applications and a mainframe computer that runs financial applications only. The Company's manufacturing operations are currently controlled by manual processes. The Company has recently put into service a local area network with applications software that is Year 2000 compliant. The Company has performed an assessment of all of its applications software running on personal computers and is in the process of upgrading all software that is not compliant. The Company has purchased upgraded hardware and software to run financial and manufacturing applications. The Company has completed the installation of the upgraded hardware and has completed the installation of the financial software applications as of the time of this report, and the manufacturing software applications will be fully installed by the end of 2000. In the event that the manufacturing software applications are not completed, the Company will continue to rely on its manual processes.

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

     The Company believes that the current personal computer software applications and the upgrade of its financial applications will be made to allow Year 2000 compliance in a timely manner. The Company does not anticipate that it will incur material expenses to make the internal computer system Year 2000 compliant and believes that the Year 2000 issue will not pose significant operational problems for the Company's systemS. There can be no assurance, however, that the Company's internal systems or those of third parties will be compliant in a timely manner. The failure of internal systems or third parties to be Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, financial conditions, and results of operations

     The preceding "Year 2000 Readiness Disclosure" contains various "forward-looking statements" as that terms is defined under the Private Securities Litigation Reform Act of l995 (the "Act"). These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking statements. Forward looking statements include, without limitation, the Company's expectations as to when it will complete the installation and testing of its internal systems; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE ACT. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHER FACTORS NOTED HEREIN, THE
FOLLOWING:

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

     The Company's ORTHOVISC product is currently regulated as a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC in the U.S., it must obtain FDA approval of a PMA. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company submitted a PMA for ORTHOVISC in December 1997. In October 1998, the Company was notified by the FDA that the Company's PMA application for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC. The Company submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. The ORTHOVISC clinical trial commenced in late April 1999. There can be no assurance that the clinical trial will demonstrate the safety or effectiveness of ORTHOVISC or that the FDA will approve a PMA application for ORTHOVISC, or that the FDA review will not involve delays that will affect the Company's ability to commercialize additional products or expand permitted uses of existing products. Furthermore, even if granted, the approval may include significant limitations on the indications for use for which the product may be marketed.

     The Company's developmental HA products, including INCERT, has not obtained regulatory approval in the U.S. for investigational use and/or commercial marketing and sale. The Company believes that INCERT will be regulated as a Class III medical device or biologic, although there can be no assurance that such products will not be otherwise classified. Before undertaking clinical trials in the U.S. to support a PMA, the Company must apply for and obtain FDA and/or institutional review board ("IRB") approval of an IDE. There can be no assurance that the Company will be permitted to undertake clinical trials of these or other future products in the U.S. or that clinical trials will demonstrate that the products are safe and effective or otherwise satisfy the FDA's pre-market approval requirements. Orquest has not received regulatory approval in the U.S. for the commercial marketing and sale of OSSIGEL. OSSIGEL will be regulated as a Class III medical device with the FDA's Center of Biologics Research and Review as the lead review center. There can be no assurance that Orquest will be able to demonstrate that OSSIGEL is safe and effective or otherwise satisfy FDA requirements.

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

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception up until December 31, 1996, the Company had incurred annual operating losses. As of September 30, 1999, the Company had an accumulated deficit of approximately $925,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The Company incurred substantial and increasing operating losses through December 31, 1996 and, although the Company had net income of $4,349,000 and $3,344,000 for the years ended December 31, 1998 and 1997, respectively, the ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

DEPENDENCE UPON MARKETING PARTNERS. The Company does not plan to directly market and sell its current products to customers. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. The Company currently manufactures AMVISC and AMVISC Plus for Bausch & Lomb Surgical under a non-exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Bausch & Lomb Surgical has purchased AMVISC and AMVISC Plus in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC supply contract. There can be no assurance that Bausch & Lomb, Inc. will continue to purchase AMVISC and AMVISC Plus at levels beyond the stated minimum annual purchase obligations. Any such decrease in orders under the AMVISC supply contract could have a material adverse effect on the Company's business, financial condition and results of operations. For the three-month period ended September 30, 1999 and 1998, sales of AMVISC products to Bausch & Lomb Surgical accounted for 66.0% and 58.5% of product revenues. For the nine months ended September 30, 1999 and 1998, sales of AMVISC products to Bausch & Lomb Surgical accounted for 61.8% and 71.0% of product revenues.

     In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC in the United States, Canada, Latin America, Asia and most of Europe. To date the Company has received up-front non-refundable licensing payments totaling $4.0 million. In addition, under the Zimmer Distribution Contract the Company has the potential to receive payments aggregating up to an additional $19.5 million upon the achievement of certain regulatory approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of $2.5 million or 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a 25% premium to the then current market price. There can be no assurance that any of such milestones will be met on a timely basis or at all. In addition, Zimmer or the Company has the right to terminate the agreement if ORTHOVISC is not approved by the FDA by January 1, 2001 or if Zimmer sales of ORTHOVISC fail to meet the minimums specified in the contract for two consecutive years beginning in 1998. Based on Zimmer's sales of ORTHOVISC to date for 1999 and 1998 (which was below the minimum) the Company expects Zimmer's sales will be less than the minimums for this consecutive two-year period. There can be no assurance that any of these events will not occur, or, if any such event does not occur, that Zimmer will not elect to terminate the agreement. Any such termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC, which is likely to have a material adverse effect on the Company's future operating results.

     The Company will need to obtain the assistance of additional marketing partners for new products which are brought to market and existing products brought to new markets. There can be no assurance that such additional partners will be available or that such partners will agree to market the Company's products on acceptable terms. The failure to establish strategic partnerships for the marketing and distribution of the Company's products on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. Zimmer's sales will be less than minimum for the two consecutive year period.

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

NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short and long-term investments of $20.6 million as of September 30, 1999. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources, are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

RISKS RELATING TO INTERNATIONAL OPERATIONS. Approximately 34% of the Company's product sales during the third quarter of 1999 were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

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

                                ANIKA THERAPEUTICS, INC.
DATE:  NOVEMBER 15, 1999        By: /s/ J. Melville Engle
                                    --------------------------------------------
                                    J.Melville Engle
                                    Chairman, Chief Executive Officer, President

DATE: NOVEMBER 15, 1999         By: /s/ Sean F. Moran
                                    --------------------------------------------
                                    Sean F. Moran
                                    PRINCIPAL FINANCIAL & ACCOUNTING OFFICER