Form 10-Q
period 2000-03-31
ANIKA THERAPEUTICS INC
filed 2000-05-15
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM       TO
                                                 -------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     At May 9, 2000 there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                            ANIKA THERAPEUTICS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                              MARCH 31,       DECEMBER 31,
                                                 2000             1999
                                                 ----             ----
ASSETS
Current assets:
  Cash and cash equivalents.............      $8,946,312        $6,440,705
  Short-term investments................       5,159,546         8,184,870
  Accounts receivable, net..............       1,811,927         2,106,452
  Inventories...........................       6,792,994         5,493,701
  Prepaid expenses......................         475,183           721,206
                                                 -------        ----------
      Total current assets..............      23,185,962        22,946,934
                                              ----------        ----------
Property and equipment..................       8,207,190         8,116,233
Less: accumulated depreciation..........       4,802,221         4,587,692
                                               ---------         ---------
      Net property and equipment........       3,404,969         3,528,541
                                              ----------        ----------
Long-term investments...................       5,646,465         5,558,029
Notes receivable from officers..........         294,000           353,000
Deposits................................         124,600           124,600
                                              ----------        ----------
      Total assets......................     $32,655,996       $32,511,104
                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................        $421,412          $629,080
  Accrued expenses......................       1,755,079         1,552,661
  Deferred revenue......................       2,433,240         1,792,505
                                              ----------        ----------
      Total current liabilities.........       4,609,731         3,974,246
                                              ----------        ----------
Long-term deferred revenue..............       2,725,000         2,825,000

Stockholders' equity:
  Redeemable convertible preferred stock;
  $.01 par value: authorized 750,000
  shares; no shares
  issued and outstanding................              --                --
  Undesignated preferred stock; $.01 par
  value: authorized 1,250,000 shares; no
  shares issued and outstanding.........              --                --
  Common stock; $.01 par value:
  authorized 30,000,000 shares; issued
  9,991,943 shares in 2000 and 1999,
  respectively..........................          99,919            99,919
  Additional paid-in capital............      31,829,531        31,959,316
  Deferred compensation.................        (474,982)         (615,001)
  Treasury stock (at cost, 166,913 and
  200,863 shares in 2000 and 1999,
  respectively)..........                       (796,610)         (959,870)
  Accumulated deficit...................      (5,336,593)       (4,772,506)
                                              ----------        ----------
      Total stockholders' equity........      25,321,265        25,711,858
                                              ----------        ----------
      Total liabilities and
      stockholders' equity..............     $32,655,996       $32,511,104
                                             ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                 MARCH 31,
                                                                           2000               1999
                                                                           ----               ----
                                                                                        (AS RESTATED)

Product revenue.................................................       $2,620,833          $3,235,650
Licensing fees..................................................          100,000             100,000
                                                                          -------             -------
  Total revenue.................................................        2,720,833           3,335,650
Cost of product revenue.........................................        1,232,968           1,708,171
                                                                        ---------           ---------
  Gross profit..................................................        1,487,865           1,627,479
Operating expenses:
  Research and development......................................        1,313,738             707,857
  Selling, general and administrative...........................          999,462             743,972
                                                                          -------             -------
Total operating expenses........................................        2,313,200           1,451,829
                                                                        ---------           ---------
Income (loss) from operations...................................         (825,335)            175,650
  Interest income, net..........................................          261,248             302,150
                                                                          -------             -------
Income (loss) before provision for income taxes.................         (564,087)            477,800
  Provision for income taxes....................................               --              21,979
                                                                        ---------           ---------
Income (loss) before cumulative effect of change in accounting
  principle.....................................................         (564,087)            455,821
Cumulative effective of change in accounting principle..........               --          (3,625,000)
                                                                        ---------           ---------
Net loss........................................................        ($564,087)        ($3,169,179)
                                                                        =========          ==========

Basic income (loss) per share:
  Income (loss) before cumulative effect of change in accounting           ($0.06)              $0.05
  principle.....................................................
  Cumulative effect of change in accounting principle...........               --               (0.38)
                                                                        ---------           ---------
  Net loss......................................................           ($0.06)             ($0.33)
                                                                        ---------           ---------
Basic weighted average common shares outstanding................        9,804,284           9,514,381
                                                                        =========           =========

Diluted income (loss) per share:
  Income (loss) before cumulative effect of change in accounting           ($0.06)              $0.05
  principle.....................................................
  Cumulative effect of change in accounting principle...........               --               (0.36)
                                                                          -------          ----------
  Net loss......................................................           ($0.06)             ($0.31)
                                                                          =======          ==========

Diluted weighted average common shares outstanding..............        9,804,284          10,077,488
                                                                        =========          ==========


   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,

                                                                       2000                   1999
                                                                       ----                   ----
    Cash flows from operating activities:
     Net loss                                                       ($564,087)            ($3,169,179)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization  ........................         214,529                 179,656
      Amortization of unearned stock compensation............          77,842                  92,974
      Other long-term liabilities............................              --                 (13,621)
      Deferred revenue.......................................         540,735               3,513,928
      Changes in operating assets and liabilities:

              Accounts receivable............................         294,525                 684,729
              Inventories....................................      (1,299,293)                 13,264
              Prepaid expenses...............................         246,024                (205,937)
              Accounts payable and accrued expenses..........          (5,250)                242,958
                                                                    ---------              ----------
    Net cash (used for) provided by operating activities.....        (494,975)              1,338,772
                                                                    ---------              ----------
    Cash flows from investing activities:
      Decrease in short-term investments, net................       3,025,324              (4,078,066)
      Increase in long-term investments, net.................         (88,436)                     --
      Purchase of property and equipment.....................         (90,957)               (395,176)
      Notes receivable from officers.........................          59,000                 (59,000)
                                                                    ---------             -----------
    Net cash provided by (used for) investing activities.....       2,904,931              (4,532,242)
                                                                    ---------             -----------
    Cash flows from financing activities:
      Purchase of 394,800 shares of treasury stock...........              --              (1,910,596)
      Proceeds from exercise of stock options and warrants.            95,650                      --
                                                                       ------             -----------
    Net cash provided by (used for) financing activities.....          95,650              (1,910,596)
                                                                       ------             -----------
    Increase (decrease) in cash and cash equivalents.........       2,505,607              (5,104,067)
    Cash and cash equivalents at beginning of period.........       6,440,705              10,712,520
                                                                    ---------              ----------
    Cash and cash equivalents at end of period...............      $8,946,312              $5,608,453
                                                                   ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC, which is an HA product used in the treatment of some forms of osteoarthritis in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S., ORTHOVISC is currently limited to investigational use and the Company commenced a Phase III clinical trial in the U.S. and Canada in late April 1999 and the final patient completed the six month follow-up period in late February 2000. The Company manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark-Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a subsidiary of Bausch & Lomb, Incorporated. The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL-Registered Trademark-; an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

     In the fourth quarter of 1999, the Company performed a review of its revenue recognition policy for revenue received from Zimmer, Inc., a division of Bristol-Myers Squibb Co., under a distribution agreement for ORTHOVISC, Anika's osteoarthritis product. As a result of this review and after consultation with the Securities and Exchange Commission, Anika revised its revenue recognition policy for ORTHOVISC sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. (See REVENUE RECOGNITION below.) The following table summarizes the impact of the restatement on the quarter ended March 31, 1999:



                                                                                                 MARCH 31, 1999
                                                                                   AS REPORTED     AS RESTATED        CHANGE

  Total revenue.................................................................    $3,224,578      $3,335,650       $111,072
  Cost of sales.................................................................     1,708,171       1,708,171             --
  Gross profit..................................................................     1,516,407       1,627,479        111,072
  Income before cumulative effect of change in accounting principle.............       344,749         455,821        111,072
  Cumulative effect of change in accounting principle...........................            --      (3,625,000)    (3,625,000)
  Net income (loss).............................................................      $344,749     ($3,169,179)   ($3,513,928)
  Diluted income(loss) per common share:
  Income before cumulative effect of change in accounting principle.............         $0.03           $0.05          $0.02
  Cumulative effect of change in accounting principle...........................            --          ($0.36)        ($0.36)
  Net income (loss).............................................................         $0.03          ($0.31)        ($0.34)
  Diluted common shares outstanding.............................................    10,077,488      10,077,488             --


2. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and the cash flows for the three months ended March 31, 2000 and 1999.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

     Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC-Registered Trademark- products, HYVISC-Registered Trademark- and ORTHOVISC-Registered Trademark-. ORTHOVISC is sold under several supply contracts, including one with Zimmer, Inc., a division of Bristol-Myers Squibb (Zimmer), for Zimmer's distribution in Canada and Europe. On March 15, 2000, the Company had announced it had revised its revenue recognition policy for sales of ORTHOVISC under its contract with Zimmer. Under the revised revenue recognition policy, revenue will be recognized at the time of shipment to Zimmer based upon the minimum per unit price under the Distribution Agreement at the time of sale to Zimmer. Anika had previously recognized revenue for ORTHOVISC sales to Zimmer based upon an estimate of the average selling price which would be obtained by Zimmer upon sale of the ORTHOVISC to its customers, as specified under the Distribution Agreement. Any additional amounts earned by Anika above the contractual minimum per unit price will be recognized when Zimmer sells the ORTHOVISC to its customers and Anika is able to determine its share of the actual per unit sales price. Anika had also previously recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC which was held in its refrigerators at Zimmer's request. Under the Company's revised revenue recognition policy, this revenue will be recorded when the ORTHOVISC is shipped to Zimmer. Amounts paid by Zimmer in excess of the amount recognized under the revised revenue recognition policy is recorded by Anika as current deferred revenue and amounted to $2,033,240 at March 31, 2000.

     The Company has also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its 1999 operating results. The issuance of SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, including $2,500,000 and $1,500,000, respectively, received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998. These amounts were previously recognized in the period received. In accordance with SAB 101, the company has retroactively recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. These payments will be recognized as revenue ratably over the 10-year term of the distribution agreement. The amount received and deferred to future periods is $3,125,000 at March 31, 2000 of which $2,725,000 is included in long-term deferred revenue. The Company has recognized as revenue $100,000 of the payments in each of the quarters ended March 31, 1999 and 2000.

     Advanced payments received for products are recorded as deferred revenue and are recognized when the product is shipped.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:


          Machinery and equipment.............  3-10 years
          Furniture and fixtures..............  3-5 years
          Leasehold improvements..............  4-10 years


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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning with the quarter ending September 30, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS No. 133 in its quarter ending September 30, 2000 and does not expect that such adoption to have a material impact on the Company's results of operations, financial position or cash flows.

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

4. EARNINGS PER SHARE

     SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings (loss) per share.

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the company has incurred a loss, potential common stock has been excluded as its effect would be antidilutive.

     The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the periods ended March 31, 2000 and 1999:



                                                                                              MARCH 31,
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                            (AS RESTATED)

          Net loss available to common shareholders............................       ($564,087)      ($3,169,179)
                                                                                     ==========      ============

          Basic weighted average common shares outstanding.....................       9,804,284         9,514,381
          Dilutive effect of assumed exercise of stock options and warrants....              --           563,107
                                                                                      ---------      ------------
          Diluted weighted average common and potential common shares outstanding..   9,804,284        10,077,488
                                                                                      =========      ============


5. INVENTORIES
         Inventories consist of the following:



                                                                                     MARCH 31,        DECEMBER 31,
                                                                                     ---------        ------------
                                                                                       2000               1999
                                                                                       ----               ----
          Raw materials.........................................................     $1,097,180         $ 681,936
          Work in-process.......................................................      4,765,972         3,690,618
          Finished goods........................................................        929,842         1,121,147
                                                                                     ----------         ---------
            Total...............................................................     $6,792,994        $5,493,701
                                                                                     ==========         =========


6. PROPERTY & EQUIPMENT

         Property and equipment is stated at cost and consists of the following:



                                                                                     MARCH 31,        DECEMBER 31,
                                                                                     ---------        ------------
                                                                                       2000               1999
                                                                                       ----               ----
          Machinery and equipment...............................................     $5,754,589        $5,704,663
          Furniture and fixtures................................................      1,787,115         1,773,390
          Leasehold improvements................................................        665,486           638,180
                                                                                     ----------         ---------
            Total...............................................................     $8,207,190        $8,116,233
                                                                                     ==========         =========


7. NOTES RECEIVABLE FROM OFFICERS

     Notes receivable from officers consists of loans made to one officer and one former officer. The loan amounts are due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. Interest accrues at annual rates between 4.42% to 6.0% and is payable monthly over the term of the loans.

8. LICENSING AND DISTRIBUTION AGREEMENT

     In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998 and June 1999, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC-Registered Trademark- in the United States, Canada, Asia and most of Europe. To date, the Company has received up-front non-refundable licensing payments from Zimmer totaling $4.0 million. In addition, under the Zimmer Distribution Contract the Company has the potential to receive payments aggregating up to $19.5 million upon the achievement of certain regulatory approvals, reimbursement approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment due upon FDA approval for the U.S. market, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of: (a) $2,500,000 divided by 125% of the average daily closing price of the Common Stock for the prior sixty (60) calendar days or (b) 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding common stock). There can be no assurance that any of such milestones will be met on a timely basis or at all. The Zimmer Distribution Contract provides that the amount Zimmer will pay to the Company for ORTHOVISC will be based on a fixed percentage of Zimmer's actual average selling price, subject to a floor. Additionally, the Zimmer Distribution Contract contains certain annual minimum purchase requirements that Zimmer must order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ANIKA THERAPEUTICS, INC. AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN.

     The Company receives a substantial portion of its revenue from the sale of AMVISC-Registered Trademark- and AMVISC-Registered Trademark-Plus to Bausch & Lomb Surgical. For the three months ended March 31, 2000 and 1999, AMVISC sales accounted for 71.7% and 68.3% of product revenue, respectively.

         In November 1997, the Company entered into a long-term distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company, that was subsequently amended in June 1998 and June 1999, (the "Zimmer Distribution Contract"). The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC-Registered Trademark- in the United States, Canada, Latin America, Asia and most of Europe. As a result of an informal inquiry from the Securities and Exchange Commission, the Company and its independent auditors conducted a review of its revenue recognition policy for revenue received from the Zimmer Distribution Contract. As a result of this review, and after consultation with the SEC, Anika revised its revenue recognition policy for ORTHOVISC sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. Under the revised revenue recognition policy, revenue will be recognized at the time of shipment to Zimmer based upon the minimum per unit price under the Zimmer Distribution Contract at the time of sale to Zimmer. Anika had previously recognized revenue for ORTHOVISC sales to Zimmer based upon an estimate of the average selling price which would be obtained by Zimmer upon sale of the ORTHOVISC to its customers, as specified under the Zimmer Distribution Contract. Any additional amounts earned by Anika above the contractual minimum per unit price will be recognized when Zimmer sells the ORTHOVISC to its customers and Anika is able to determine its share of the actual per unit sales price. Anika had also recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC which was held in its refrigerators at Zimmer's request. Under the Company's revised revenue recognition policy, this revenue will be recorded when the ORTHOVISC is shipped to Zimmer. Amounts paid by Zimmer in excess of the amount recognized under the revised revenue recognition policy is recorded by Anika as current deferred revenue and amounted to $2,033,240 at March 31, 2000.

     The Company also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its restated 1999 operating results. The issuance of SAB 101 in December 1999 changed revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, and is applicable to $2,500,000 and $1,500,000, respectively, received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998. These amounts were previously recognized in the period received. In accordance with SAB 101, the company has retroactively recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. These payments will be recognized as revenue ratably over the 10-year term of the distribution agreement. The amount received and deferred to future periods is $3,125,000 at March 31, 2000 of which $2,725,000 is included in long-term deferred revenue. The Company has recognized as revenue $100,000 of these payments in each of the quarters ended March 31, 1999 and 2000.

RESULTS OF OPERATIONS

     PRODUCT REVENUE. Product revenue for the three months ended March 31, 2000 was $2,620,833 a decrease of $614,817 or 19.0%, over the $3,235,650 recorded in the prior year corresponding quarter. Sales of ORTHOVISC decreased $409,612 or 40.3% primarily due to lower sales to the Company's Turkish distributor. Sales of AMVISC products to Bausch & Lomb Surgical also decreased by $334,203.

     LICENSING FEES. For the three months ended March 31, 2000 and 1999, licensing fees of $100,000 represent the annual amortization of amounts received in 1997 and 1998, in accordance with the Company's change in accounting for such fees.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2000 was $1,487,865 a decrease of $139,614 or 8.6% from $1,627,479 recorded in the prior year corresponding quarter. Gross profit as a percentage of product sales for the three months ended March 31, 2000 was 53.0% compared to 47.2% in the prior quarter, previously reflecting improved manufacturing cost performance.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2000 increased by $605,881 to $1,313,738 from $707,857 recorded in the prior year corresponding quarter. The increase in research and development during 2000 was primarily due to the costs associated with the completion of ORTHOVISC-Registered Trademark- Phase III clinical trials.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $255,490 or 34.3% to $999,462 from $743,972 in the prior year corresponding quarter. The increase was primarily attributable to higher non-recurring fees associated with year end 1999 corporate matters.

     NET INTEREST INCOME. The Company's net interest income decreased by $40,902 to $261,248 for the three months ended March 31, 2000 from $302,150 in the prior year corresponding quarter. The decrease is attributable to lower average cash balances on hand in 2000 versus 1999 and lower average interest rates.

     INCOME TAXES. The Company recorded no income tax expense for the three months ended March 31, 2000 due to the net loss.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had cash, cash equivalents and short and long-term investments of $19.8 million and working capital of $18.6 million versus cash, cash equivalents and short-term investments of $20.2 million and working capital of $19.0 million at December 31, 1999. At March 31, 2000 and December 31, 1999 the Company had investments of approximately $5.6 million in long-term marketable securities, consisting of commercial paper.

     During the first quarter of 2000, the Company utilized $1,299,293 in connection with a planned increase in inventories. Deferred revenue increased by $640,735 in connection with the receipt of cash for certain ORTHOVISC units manufactured for Zimmer but held in the Company's refrigerators pending final delivery instructions. Also, during the first quarter of 2000, the Company utilized $91,000 for capital expenditures.

     In October 1998, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $4 million of Anika common stock with the total number of shares repurchased under the plan not to exceed 9.9% of the total issued and outstanding shares. Through December 31, 1999, the Company had repurchased 762,100 shares at an average cost per share of $5.08 for an aggregate cash purchase price of approximately $3,873,000. During the three month period ended March 31, 2000, the Company has not repurchased any Anika common stock. During the three months ended March 31, 2000 the Company received $96,000 from the exercise of stock options and warrants.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE" AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING BUT NOT LIMITED TO STATEMENTS
REGARDING: FUTURE SALES, POSSIBLE DEVELOPMENT OF NEW PRODUCTS, POSSIBLE REGULATORY APPROVAL OF ORTHOVISC-Registered Trademark- AND NEW OR POTENTIAL PRODUCTS, CAPACITY OF MANUFACTURING FACILITIES AND PERFORMANCE UNDER SUPPLY AGREEMENTS, INCLUDING THOSE WITH ZIMMER, INC. AND BAUSCH AND LOMB SURGICAL. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT COULD DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. ADDITIONAL FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE SET FORTH IN THE "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 10 OF THIS REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

COMPREHENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. The Company's products, product development activities, manufacturing processes, and current and future sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the United States, the FDA regulates the marketing, advertising, promotion, and distribution of medical devices, drugs, and biologics, as well as testing, manufacturing, labeling, record keeping, and reporting activities for such products.

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

     HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception up until December 31, 1996 and in 1999, the Company had incurred annual operating losses. As of March 31, 2000, the Company had an accumulated deficit of approximately $5,337,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

     DEPENDENCE UPON MARKETING PARTNERS. The Company does not plan to directly market and sell its current products to end-users. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. In addition, there can be no assurances that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to the Company. The Company currently manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark-PLUS for Bausch & Lomb Surgical under an exclusive fixed price, five-year supply agreement which contains stated minimum annual purchase obligations and terminates on December 31, 2001. Since January 1, 1997, Bausch & Lomb Surgical has purchased AMVISC-Registered Trademark- and AMVISC-Registered Trademark-PLUS in amounts substantially in excess of the minimum purchase obligations set forth in the AMVISC Supply Contract. There can be no assurance that Bausch & Lomb, Surgical will continue to purchase AMVISC-Registered Trademark- and AMVISC-Registered Trademark-Plus at levels beyond the stated minimum annual purchase obligations or that future unit sale prices will not be subject to negotiated reductions. Any such decrease in orders or prices under the AMVISC Supply Contract could have a material adverse effect on the Company's business, financial condition and results of operations. For the three months ended March 31, 2000 and 1999, sales of AMVISC-Registered Trademark- products to Bausch & Lomb Surgical accounted for 71.7% and 68.3% of product revenues.

     The Zimmer Distribution Contract provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC-Registered Trademark- in the United States, Canada, Latin America, Asia and most of Europe. To date the Company has received up-front non-refundable licensing payments totaling $4.0 million. In addition, under the Zimmer Distribution Contract the Company has the potential to receive payments aggregating up to an additional $19.5 million upon the achievement of certain regulatory approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment due upon receipt of FDA approval for the U.S. market, Zimmer has the right to elect to acquire shares of the Company's

Common Stock equal to the greater of: (a) $2,500,000 divided by 125% of the average daily closing price of the Common Stock for the prior sixty (60) calendar days or (b) 9.9% of the then outstanding Common Stock (but not to exceed 19.9% of the then outstanding Common Stock) at a 25% premium to the market price for the 60 days prior to the milestone. There can be no assurance that any of such milestones will be met on a timely basis or at all. In addition, Zimmer has the right to terminate the Zimmer Distribution Contract within sixty (60) days of the occurrence of any of the following events: (i) ORTHOVISC-Registered Trademark- is not approved by the FDA by January 1, 2001,
(ii) there is a material recall of ORTHOVISC-Registered Trademark-, (iii) Zimmer's net sales of ORTHOVISC-Registered Trademark- failed to meet the minimums specified in the Zimmer Distribution Contract for two consecutive years beginning with the calendar year of 1998 or (iv) a court of competent jurisdiction rules that ORTHOVISC-Registered Trademark- or any of its related patents is infringing the patents or proprietary rights of a third party. There can be no assurance that any of these events will not occur, or, even if any such event does not occur, that Zimmer will not elect to terminate the agreement. In fact, Zimmer's sales of ORTHOVISC-Registered Trademark- for 1999 and 1998, are less than the minimums for this consecutive two-year period. Despite the fact that Zimmer has not given notice within the requisite sixty
(60) day period, there can be no assurances that Zimmer will not terminate the Zimmer Distribution Contract or seek to renegotiate the agreement on terms less favorable to the Company. Any such termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC-Registered Trademark-, which may have a material adverse effect on the Company's future operating results. ORTHOVISC-Registered Trademark- sales to Zimmer accounted for 4.5% and 3.4% of product revenue for the three months ended March 31, 2000 and 1999, respectively.

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

     NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short- and long-term investments of $19.8 million as of March 31, 2000. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

     RISKS RELATING TO INTERNATIONAL OPERATIONS. During the three months ended March 31, 2000 and 1999, approximately, 19.7% and 26.8% of the Company's product sales were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

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

     RELIANCE ON A SMALL NUMBER OF CUSTOMERS. The Company has historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. For the three months ended March 31, 2000, Bausch & Lomb Surgical accounted for 71.7% of our product revenues and 73.4% of our account receivables balance and Biomeks accounted for 14.0% of our product revenues and 17.0% of our accounts receivable balance. Accordingly, present and future customers may terminate their purchasing arrangements with us, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company. Furthermore, in any future negotiations the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.

     The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition and results of operations.

PART II: OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K



(a)       EXHIBIT NO.      DESCRIPTION
          -----------      -----------

                  (3)      Articles of Incorporation and Bylaws:

                  3.1 The Amended and Restated Articles of Organization of the Company, incorporated herein by reference to
                           Exhibit 3.1 to the Company's Registration Statement on Form 10 (file no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.

                  3.2 The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996 (file no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.

                  3.3      Amendment to the Amended and Restated Articles of
                           Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-QSB for the period ended November
                           30, 1996 (file no. 000-21326), filed with the
                           Securities and Exchange Commission on January 14,
                           1997.

         (4)      Instruments Defining the Rights of Security Holders

                  4.1      Shareholder Rights Agreement dated as of April 6,
                           1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A12B
                           (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

         (10)     Material Contracts

                  10.1     Settlement Agreement dated January 11, 1991 among
                           MedChem Products, Inc., Kabi Pharmacia AB, Pharmacia,
                           Inc., Dr. Endre Balazs and IOLAB Corporation, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement of Form 10 (file no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.

                  10.2 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the period ended June 30, 1998 (file no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998.

                  10.3 1993 Directors Stock Option Plan, incorporated herein by reference to Exhibit 10.15 to the Company's
                           Registration Statement on Form 10/A (file no.
                           000-21326), filed with the Securities and Exchange
                           Commission on April 28, 1993.

                  10.4 License Agreement dated as of July 22, 1992 between the Company and Tufts University, incorporated herein by reference to Exhibit 10.4 to the Company's
                           Registration Statement on Form 10 (file no.
                           000-21326), filed with the Securities and Exchange
                           Commission on March 5, 1993.

                  10.5     Lease dated March 10, 1995 between the Company and
                           Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on
                           Form 10-K for the fiscal year ended August 31, 1995
                           (file no. 000-21326), filed with the Securities and Exchange Commission on November 29, 1995.

                  10.6 Employment Agreement dated September 24, 1996 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.31 to the Company's
                           Annual Report on Form 10-



                           KSB for the fiscal year ended August 31, 1996 (file no. 000-21326), filed with the Securities and Exchange Commission on November 27, 1996.

                  10.7 Change of Control Agreement dated as of June 3, 1999 between the Company and J. Melville Engle incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (file no.
                           001-14027), filed with the Securities and Exchange
                           Commission on March 31, 2000.

                  10.8     Promissory Note for $75,000 dated as of March 17,
                           1996 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form SB-2
                           (file no. 333-38993), filed with the Securities and Exchange Commission on October 29, 1997.

                  10.9     Exclusive Distribution Agreement dated as of November
                           7, 1997 between the Company and Zimmer, Inc., incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2/A
                           (file no. 333-38993), filed with the Securities and Exchange Commission on November 10, 1997.
                           Confidential treatment was granted to certain portions of this Exhibit.

                  10.10 First Amendment to Exclusive Distribution Agreement dated as of June 1, 1998 between the Company and Zimmer, Inc., incorporated herein by reference to
                           Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 1998 (file no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998.

                  10.11 Second Amendment to Exclusive Distribution Agreement dated as of June 3, 1999 between the Company and Zimmer, Inc., is filed herewith as Exhibit 10.11.


         (27)     Financial Data Schedule.

(b)      Reports on Form 8-K:               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on May 15, 2000.

                                   ANIKA THERAPEUTICS, INC.

May 15, 2000                       By: /S/  DOUGLAS R. POTTER
                                       ----------------------
                                       Douglas R. Potter
                                       PRINCIPAL FINANCIAL & ACCOUNTING OFFICER

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

         3.2 The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996
                  (file no. 000-21326), filed with the Securities and Exchange
                  Commission on January 14, 1997.

         3.3 Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit
                  3.1 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996 (file no. 000-21326), filed with the Securities and Exchange Commission on January 14,
                  1997.

(4)      Instruments Defining the Rights of Security Holders

         4.1 Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

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

         10.2     1993 Stock Option Plan, incorporated herein by reference to
                  Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the period ended June 30, 1998 (file no. 001-14027), filed with the Securities and Exchange Commission on August 14,
                  1998.

         10.3 1993 Directors Stock Option Plan, incorporated herein by reference to Exhibit 10.15 to the Company's Registration
                  Statement on Form 10/A (file no. 000-21326), filed with the Securities and Exchange Commission on April 28, 1993.

         10.4     License Agreement dated as of July 22, 1992 between the
                  Company and Tufts University, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on
                  Form 10 (file no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.

         10.5     Lease dated March 10, 1995 between the Company and Cummings
                  Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (file no. 000-21326), filed with the Securities and Exchange Commission on November 29, 1995.

         10.6     Employment Agreement dated September 24, 1996 between the
                  Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996
                  (file no. 000-21326), filed with the Securities and Exchange
                  Commission on November 27, 1996.

         10.7 Change of Control Agreement dated as of June 3, 1999 between the Company and J. Melville Engle incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the


                  fiscal year ended December 31, 1999 (file no. 001-14027), filed with the Securities and Exchange Commission on March 31, 2000.

         10.8 Promissory Note for $75,000 dated as of March 17, 1996 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.25 to the Company's Registration
                  Statement on Form SB-2 (file no. 333-38993), filed with the Securities and Exchange Commission on October 29, 1997.

         10.9 Exclusive Distribution Agreement dated as of November 7, 1997 between the Company and Zimmer, Inc., incorporated herein by reference to Exhibit 10.26 to the Company's Registration
                  Statement on Form SB-2/A (file no. 333-38993), filed with the Securities and Exchange Commission on November 10, 1997.
                  Confidential treatment was granted to certain portions of this Exhibit.

         10.10 First Amendment to Exclusive Distribution Agreement dated as of June 1, 1998 between the Company and Zimmer, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 1998 (file no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998.

         10.11 Second Amendment to Exclusive Distribution Agreement dated as of June 3, 1999 between the Company and Zimmer, Inc., is filed herewith as Exhibit 10.11.


(27)     Financial Data Schedule.