Form 10-Q
period 2000-06-30
ANIKA THERAPEUTICS INC
filed 2000-08-14
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     At August 2, 2000 there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.



PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                            ANIKA THERAPEUTICS, INC.
                                 BALANCE SHEETS

                                                                                                      JUNE 30,       DECEMBER 31,
                                                                                                        2000             1999
                                                                                                        ----             ----
ASSETS                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents....................................................................      $5,469,430        $6,440,705
  Short-term investments.......................................................................      13,681,829         8,184,870
  Accounts receivable, net.....................................................................       2,115,629         2,106,452
  Inventories..................................................................................       7,234,413         5,493,701
  Prepaid expenses.............................................................................         485,894           721,206
                                                                                                    -----------       -----------
      Total current assets.....................................................................      28,987,195        22,946,934
                                                                                                    -----------       -----------
Property and equipment.........................................................................       8,496,529         8,116,233
Less: accumulated depreciation.................................................................       5,032,638         4,587,692
                                                                                                    -----------       -----------
      Net property and equipment...............................................................       3,463,891         3,528,541
                                                                                                    -----------       -----------
Long-term investments..........................................................................               -         5,558,029
Notes receivable from officers.................................................................         353,000           353,000
Deposits.......................................................................................         124,600           124,600
                                                                                                    -----------       -----------
      Total assets.............................................................................     $32,928,686       $32,511,104
                                                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................................      $1,309,382          $629,080
  Accrued expenses.............................................................................       1,416,613         1,552,661
  Deferred revenue.............................................................................       1,934,968         1,792,505
                                                                                                    -----------       -----------
      Total current liabilities................................................................       4,660,963         3,974,246
                                                                                                    -----------       -----------
Long-term deferred revenue.....................................................................       2,650,000         2,825,000
                                                                                                    ===========       ===========
Commitments and contingencies (Note 9).........................................................              --                --
Stockholders' equity:
  Redeemable convertible preferred stock; $.01 par value: authorized 750,000 shares; no shares
  issued and outstanding.......................................................................              --                --
  Undesignated preferred stock; $.01 par value: authorized 1,250,000 shares; no shares issued
  and outstanding..............................................................................              --                --
  Common stock; $.01 par value: authorized 30,000,000 shares; issued 9,991,943 shares in 2000
  and 1999, respectively.......................................................................          99,919            99,919
  Additional paid-in capital...................................................................      31,737,212        31,959,316
  Deferred compensation........................................................................        (384,570)         (615,001)
  Treasury stock (at cost, 57,663 and 200,863 shares in 2000 and 1999, respectively)...........        (279,756)         (959,870)
  Accumulated deficit..........................................................................      (5,555,082)       (4,772,506)
                                                                                                    -----------       -----------
      Total stockholders' equity...............................................................      25,617,723        25,711,858
                                                                                                    -----------       -----------
      Total liabilities and stockholders' equity...............................................     $32,928,686       $32,511,104
                                                                                                    ===========       ===========

   The accompanying notes are an integral part of these financial statements.



                            ANIKA THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                  ------------------------------      ------------------------
                                                                     2000               1999              2000           1999
                                                                     ----               ----              ----           ----
                                                                                   (AS RESTATED)                  (AS RESTATED)
Product revenue................................................    $3,668,765         $3,433,346        $6,289,598   $6,668,996
Licensing fees.................................................       100,000            100,000           200,000      200,000
                                                                   ----------         ----------       ------------  -----------
   Total revenue...............................................     3,768,765          3,533,346         6,489,598    6,868,996
Cost of product revenue........................................     2,422,617          1,688,714         3,655,585    3,396,885
                                                                   ----------         ----------       ------------  -----------
  Gross profit.................................................     1,346,148          1,844,632         2,834,013    3,472,111
Operating expenses:
  Research and development.....................................       907,227            924,819         2,220,965    1,632,676
  Selling, general and administrative..........................       977,210            807,220         1,976,672    1,551,192
                                                                   ----------         ----------       ------------  -----------
  Total operating expenses.....................................     1,884,437          1,732,039         4,197,637    3,183,868
                                                                   ----------         ----------       ------------  -----------
Income (loss) from operations..................................      (538,289)           112,593        (1,363,624)     288,243
  Interest income, net.........................................       329,741            297,879           590,989      600,029
                                                                   ----------         ----------       ------------  -----------
Income (loss) before provision for income taxes................      (208,548)           410,472          (772,635)     888,272
  Provision for income taxes...................................         9,941             12,584             9,941       34,563
                                                                   ----------         ----------       ------------  -----------
Income (loss) before cumulative effect of change in accounting
  principle....................................................      (218,489)           397,888         ($782,576)      853,709
Cumulative effect of change in accounting principle............             -                  -                 -    (3,625,000)
                                                                   -----------        ----------       ------------  ------------
Net income (loss) .............................................     $(218,489)          $397,888         $(782,576)  $(2,771,291)
                                                                   ===========        ==========       ============  ============

Basic income (loss) per share:
  Income (loss) before cumulative effect of change in
  accounting principle.........................................        $(0.02)             $0.04            $(0.08)        $0.09
  Cumulative effect of change in accounting principle..........             -                  -                 -         (0.38)
                                                                   -----------        ----------       ------------  ------------
Net income (loss)..............................................        $(0.02)             $0.04            $(0.08)        (0.29)
                                                                   ===========        ==========       ============ ============

Basic weighted average common shares outstanding...............     9,918,842          9,558,024         9,847,476     9,395,390



Diluted income (loss) per share:
  Income (loss) before cumulative effect of change in
  accounting principle.........................................        $(0.02)             $0.04            $(0.08)         0.08
  Cumulative effect of change in accounting principle..........             -                  -                 -         (0.36)
                                                                   -----------        ----------       ------------  ------------
Net income (loss)..............................................        $(0.02)             $0.04            $(0.08)       $(0.28)
                                                                   ===========        ==========       ============ ============

Diluted weighted average common shares outstanding.............     9,918,842         10,075,826         9,847,476    10,081,235


   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                            ---------------------------------
    Cash flows from operating activities:                                                     2000                   1999
                                                                                              ----                   ----
                                                                                                                 (AS RESTATED)
     Net loss                                                                                ($782,576)            ($2,771,291)
      Adjustments to reconcile net loss to net cash provided by (used for)
      operating activities:
      Depreciation and amortization  .........................................                 444,946                 350,617
      Amortization of unearned stock compensation.............................                 193,039                 179,708
      Other long-term liabilities.............................................                      --                 (27,508)
      Deferred revenue........................................................                 (32,537)              3,730,857
      Changes in operating assets and liabilities:

              Accounts receivable.............................................                  (9,177)                192,314
              Inventories.....................................................              (1,740,712)               (703,918)
              Prepaid expenses................................................                 235,312                (360,479)
              Accounts payable and accrued expenses...........................                 544,254                 (13,211)
                                                                                            ----------              ----------
    Net cash (used for) provided by operating activities......................              (1,147,451)                577,089
                                                                                            ----------              ----------
    Cash flows from investing activities:
      (Purchase) maturities of short-term investments, net....................              (5,496,959)              1,849,263
      Maturities (purchase) of long-term investments, net.....................               5,558,029              (5,632,881)
      Purchase of property and equipment......................................                (380,296)               (781,026)
      Notes receivable from officers..........................................                      --                 (59,000)
                                                                                            ----------              ----------
    Net cash used for investing activities....................................                (319,226)             (4,623,644)
                                                                                            ----------              ----------
    Cash flows from financing activities:
      Purchase of 394,800 shares of treasury stock............................                     --               (1,948,980)
      Proceeds from exercise of stock options and warrants.....                                495,402                 501,052
                                                                                            ----------              ----------
    Net cash provided by (used for) financing activities......................                 495,402              (1,447,928)
                                                                                            ----------              ----------
    Decrease in cash and cash equivalents.....................................                (971,275)             (5,494,483)
    Cash and cash equivalents at beginning of period..........................               6,440,705              10,712,520
                                                                                            ----------              ----------
    Cash and cash equivalents at end of period................................              $5,469,430              $5,218,037
                                                                                            ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS

     Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC-Registered Trademark-, which is an HA product used in the treatment of some forms of osteoarthritis in humans and HYVISC-Registered Trademark-, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC is currently approved for sale and marketed in Canada, Europe, Turkey, Israel and Iceland. In the U.S., ORTHOVISC is currently limited to investigational use. The Company's initial analysis of results from a Phase III clinical trial in late May 2000 did not show sufficient efficacy to support the filing of a pre-market approval (PMA) application to obtain U.S. Food and Drug Administration (FDA) approval. The Company is conducting an in-depth analysis of the Phase III results and other factors to determine if it will conduct additional clinical trials. The Company manufactures AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus, which are HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated. (See Note 9, Subsequent Events, to the Company's financial statements hereof). The Company is currently developing INCERT-Registered Trademark-, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL-Registered Trademark-, an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

     In the fourth quarter of 1999, the Company performed a review of its revenue recognition policy for revenue received from Zimmer, Inc., a division of Bristol-Myers Squibb Co. (Zimmer), under a distribution agreement (the "Zimmer Distribution Agreement") for ORTHOVISC, Anika's osteoarthritis product. As a result of this review and after consultation with the Securities and Exchange Commission, Anika revised its revenue recognition policy for ORTHOVISC sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. The restatement also reflects the application of Securities and Exchange Commission Staff Accounting Bulletin 101 on revenue recognition. (See Note 3, Summary of Significant Accounting Policies-Revenue Recognition, to the Company's financial statements hereof). The following table summarizes the impact of the restatement on the quarter and six months ended June 30, 1999:


                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                      JUNE 30, 1999                                   JUNE 30, 1999
                                       AS REPORTED      AS RESTATED       CHANGE        AS REPORTED     AS RESTATED       CHANGE
                                     ---------------- ---------------- -------------- ---------------- --------------- ------------
                                       (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Total revenue                             $3,750,275       $3,533,346     $(216,929)       $6,974,853      $6,868,996     $(105,857)
Cost of sales                              1,896,633        1,688,714      (207,919)        3,604,804       3,396,885      (207,919)
Gross profit                               1,853,642        1,844,632        (9,010)        3,370,049       3,472,111       102,062
   Income before cumulative
   effect of change in accounting
   principle                                 406,898          397,888        (9,010)          751,647         853,709       102,062
   Cumulative effect of change
    in accounting principle                        -                -             -                 -      (3,625,000)   (3,625,000)
   Net income (loss)                        $406,898         $397,888       $(9,010)         $751,647     $(2,771,291)  $(3,522,938)
Diluted income (loss) per common
share:
   Income before cumulative effect of
   change in accounting principle              $0.04            $0.04             -             $0.07           $0.08         $0.01
   Cumulative effect of change in
   accounting principle                            -                -             -                 -          $(0.36)       $(0.36)
   Net income (loss)                           $0.04            $0.04             -             $0.07          $(0.28)       $(0.35)
   Diluted common shares outstanding      10,075,826       10,075,826             -        10,081,235      10,081,235             -


2. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000, the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999.

     The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. (See generally "Risk Factors and Certain Factors Affecting Future Operating Results" below).

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

INVESTMENTS IN MARKETABLE SECURITIES

     The Company follows the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Short-term investments consist of debt securities with original maturities between three and twelve months, which are classified as held to maturity. Long-term investments consist of debt securities with original maturities greater than twelve months, which are classified as held to maturity. The held to maturity securities are carried at amortized cost which approximates fair market value at June 30, 2000 and December 31, 1999, respectively.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

REVENUE RECOGNITION

     Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC-Registered Trademark- products, HYVISC-Registered Trademark- and ORTHOVISC-Registered Trademark-. ORTHOVISC is sold under several distribution contracts, including one with Zimmer. On March 15, 2000, the Company announced that it had revised its revenue recognition policy for sales of ORTHOVISC under its distribution agreement with Zimmer. Under the revised revenue recognition policy, revenue is recognized at the time of shipment to Zimmer, based upon the minimum per unit price under the terms of the Zimmer Distribution Agreement at the time of sale to Zimmer. Anika had previously recognized revenue for ORTHOVISC-Registered Trademark- sales to Zimmer based upon an estimate of the average selling price which would be obtained by Zimmer upon sale of the ORTHOVISC to its customers. Any additional amounts earned by Anika above the contractual minimum per unit price will be recognized when Zimmer sells the ORTHOVISC to its customers and Anika is able to determine its share of the actual per unit sales price. Anika had also previously recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC which was held in its refrigerators at Zimmer's request. Under the Company's revised revenue recognition policy, this revenue will be recorded when the ORTHOVISC is shipped to Zimmer. Amounts paid by Zimmer in excess of the amount recognized under the revised revenue recognition policy is recorded by Anika as current deferred revenue and amounted to $1,559,968 at June 30, 2000.

     The Company also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its 1999 operating results. The issuance of SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, including $2,500,000 and $1,500,000 received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. These amounts were previously recognized in the period received. In accordance with SAB 101, issued in December 1999, the Company has retroactively recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. These payments will be recognized as revenue ratably over the 10-year term of the Zimmer Distribution Agreement. The amount received and deferred to future periods is $3,025,000 at June 30, 2000 of which $2,650,000 is included in long-term deferred revenue. The Company has recognized as revenue $100,000 of the payments in each of the quarters ended March 31 and June 30, 1999 and March 31 and June 30, 2000.

     During the second quarter of 2000, the Company was informed that the Securities and Exchange Commission issued a formal order of investigation and required the Company to provide further information in connection with certain revenue recognition matters relating to the Company's historical accounting for the Zimmer distribution agreement. The Company has been cooperating fully with the SEC. However, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

     Advanced payments received for products are recorded as deferred revenue and are recognized when the product is shipped.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

       Machinery and equipment.....................................  3-10 years
       Furniture and fixtures......................................  3-5 years
       Leasehold improvements......................................  4-10 years

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

     As noted above, the Company adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its restated 1999 operating results. The issuance of SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements. Such amounts were previously recognized in the period received. In accordance with SAB 101, such payments will be recognized as revenue ratably over the term of the distribution agreement.

     In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO.25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be applied on a prospective basis from the effective date. The Company does not expect the adoption of the Interpretation during the third quarter to have a material effect on the results of the Company.

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

     Sales of AMVISC-Registered Trademark- products to Bausch & Lomb Surgical accounted for 51% and 52% of product revenue for the three-month periods ended June 30, 2000 and 1999, respectively, and 59% and 62% of the six month periods ended June 30, 2000 and 1999, respectively. See Note 9 for a discussion of the Bausch & Lomb supply agreement. ORTHOVISC-Registered Trademark- sales to another customer accounted for 27% and 30% of product sales for the second quarters of 2000 and 1999, respectively and 22% and 29% for the six months ended June 30, 2000 and 1999, respectively. Additionally, as of June 30, 2000, three customers, two of which are international customers, accounted for 45%, 40% and 11% of the Company's accounts receivable balance. As of December 31, 1999, two customers, one of which is an international customer, represented 49% and 42%, respectively, of the Company's accounts receivable balance.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group, in making decisions how to allocate resources and assess performance. The company's chief decision-making group consists of the chief executive officer and the chief financial officer. Based on the criteria established by SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has one reportable operating segment, the results of which are disclosed in the accompanying financial statements. Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

     Revenues by country of the customer in total and as a percentage of total revenues are as follows for the three- and six-month periods ended June 30, 2000 and 1999:

                                  THREE MONTHS ENDED                                        SIX MONTHS ENDED
                         JUNE 30, 2000              JUNE 30, 1999                JUNE 30, 2000              JUNE 30, 1999
Country:                           Percent of                  Percent of                    Percent of              Percent of
--------               Revenue      Revenue       Revenue       Revenue         Revenue        Revenue      Revenue    Revenue
United States         $2,531,665       67.2%    $2,340,321         66.2%       $4,732,998       72.9%    $4,807,570    70.0%
Middle East              995,000       26.4%     1,193,025         33.8%        1,512,500       23.3%     2,058,676    30.0%
Other/Europe             242,100        6.4%                           -          244,100        3.8%         2,750        -
                      ----------      -----     ----------        ------      -----------      ------    ----------    -----
   Total              $3,768,765      100.0%    $3,533,346        100.0%       $6,489,598      100.0%    $6,868,996   100.0%
                      ==========      ======    ==========        ======       ==========      ======    ==========   ======

4. EARNINGS PER SHARE

     SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings (loss) per share.

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the company has incurred a loss, potentially dilutive shares of common stock have been excluded, as their effect would be antidilutive.

     The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the periods ended June 30, 2000 and 1999:

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                                       (AS RESTATED)                 (AS RESTATED)
Net income (loss) available to common shareholders...    ($218,489)       $397,888      ($782,476)    ($2,771,291)
                                                         ==========      =========      ==========    ============
Basic weighted average common shares outstanding.....    9,918,842       9,558,024      9,847,476       9,395,390
Dilutive effect of assumed exercise of stock options
  and warrants.......................................           --         517,802             --         685,845
                                                         ---------      ----------      ---------      ----------
Diluted weighted average common and potential common
  shares outstanding.................................    9,918,842      10,075,826      9,847,476      10,081,235
                                                         ==========     ===========     =========      ===========

5. INVENTORIES

     Inventories consist of the following:

                                                                             JUNE 30,         DECEMBER 31,
                                                                               2000               1999
                                                                               ----               ----
Raw materials.........................................................      $1,495,705          $ 681,936
Work in-process.......................................................       4,298,859          3,690,618
Finished goods........................................................       1,439,849          1,121,147
                                                                             ---------          ---------

  Total...............................................................      $7,234,413         $5,493,701
                                                                            ==========         ==========


6. PROPERTY & EQUIPMENT

     Property and equipment is stated at cost and consists of the following:

                                                                             JUNE 30,         DECEMBER 31,
                                                                               2000               1999
                                                                               ----               ----
Machinery and equipment...............................................      $5,988,943         $5,704,663
Furniture and fixtures................................................       1,836,790          1,773,390
Leasehold improvements................................................         670,796            638,180
                                                                            ----------         ----------
  Total...............................................................      $8,496,529         $8,116,233
                                                                            ==========         ==========

7. NOTES RECEIVABLE FROM OFFICERS

     Notes receivable from officers consists of loans made to one officer and one former officer. The loan amounts are generally due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment.

The loan outstanding to a former officer is secured by a mortgage on certain real estate. Interest accrues at annual rates between 4.4% and 6.0% and is payable monthly over the term of the loans.

8. LICENSING AND DISTRIBUTION AGREEMENT

     In November 1997, the Company entered into a long-term distribution agreement with Zimmer that was subsequently amended in June 1998 and June 1999 (the "Zimmer Distribution Agreement"). The Zimmer Distribution Agreement provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC-Registered Trademark- in the United States, Canada, Asia and most of Europe. To date, the Company has received up-front non-refundable licensing payments from Zimmer totaling $4.0 million. In addition, under the Zimmer Distribution Agreement the Company has the potential to receive payments aggregating up to $19.5 million upon the achievement of certain regulatory approvals, reimbursement approvals and enumerated sales milestones. As an alternative to a $2.5 million milestone payment due upon FDA approval for the U.S. market, Zimmer has the right to elect to acquire shares of the Company's Common Stock equal to the greater of: (a) $2,500,000 divided by 125% of the average daily closing price of the Common Stock for the prior sixty (60) calendar days (but not to exceed 19.9% of the then outstanding common stock) or (b) 9.9% of the then outstanding Common Stock. The Zimmer Distribution Agreement provides that the amount Zimmer will pay to the Company for ORTHOVISC will be based on a fixed percentage of Zimmer's actual average selling price, subject to a floor. Additionally, the Zimmer Distribution Agreement contains certain annual minimum purchase requirements that Zimmer must order. According to the Zimmer Distribution Agreement, Zimmer may terminate the agreement if ORTHOVISC is not approved by the FDA by January 1, 2001. The results of the Phase III clinical trial may have an adverse impact on the Zimmer Distribution Agreement. As a consequence of the Phase III clinical results, completed May 2000, the Company believes it is unlikely to receive most of the above potential payments. The Company cannot provide any assurances that Zimmer will not terminate the agreement and/or renegotiate a transition agreement on terms less favorable to the Company. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Comprehensive Government Regulation, Uncertainty Regarding Success of Clinical Trials and Dependence Upon Marketing Partners" below).

9. SUBSEQUENT EVENTS

     The Company entered into a new seven-year supply agreement (the "New BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated in July 2000. Under the terms of the New BLS Agreement, the Company becomes Bausch & Lomb's exclusive provider of AMVISC-Registered Trademark- and AMVISC -Registered Trademark- Plus, ophthalmic viscoelastic products, in the U.S. and international markets where approved, effective January 1, 2001. The New BLS Agreement expires December 31, 2007 and supersedes an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001. The New BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices effective retroactively to April 1, 2000 and the elimination of any minimum purchase obligations. The Company expects that, at least for the remainder of the fiscal year, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners" below).

Three putative class action complaints have been filed against the Company. These complaints are described more fully in Part II below under Legal Proceedings. Because these lawsuits are in their preliminary stages, the Company is not able to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ANIKA THERAPEUTICS, INC. AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN.

     The Company receives a substantial portion of its revenue from the sale of AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus to Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated. For the three months ended June 30, 2000 and 1999, AMVISC product sales accounted for 51% and 52% of product revenue, respectively. For the six months ended June 30, 2000 and 1999, AMVISC product sales represented 59% and 62% of product revenue, respectively.

     The Company entered into the New BLS Agreement with Bausch & Lomb Surgical in July 2000. Under the terms of the New BLS Agreement, the Company becomes Bausch & Lomb's exclusive provider of AMVISC and AMVISC Plus, ophthalmic viscoelastic products, in the U.S. and international markets where approved, effective January 1, 2001. The New BLS Agreement expires December 31, 2007 and supersedes an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001. The New BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The New BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices effective retroactively to April 1, 2000 and the elimination of any minimum purchase obligations. The Company expects that, at least for the remainder of the fiscal year, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb. Although the Company intends to seek new ophthalmic product customers, it does not expect sales to any such new customers until after 2000. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners" below).

     In November 1997, the Company entered into the Zimmer Distribution Agreement, which was subsequently amended in June 1998 and June 1999. The Zimmer Distribution Agreement provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC-Registered Trademark- in the United States, Canada, Latin America, Asia and most of Europe. Following an informal inquiry from the Securities and Exchange Commission, the Company and its independent auditors conducted a review of its revenue recognition policy for revenue received from the Zimmer Distribution Contract. As a result of this review, and after consultation with the SEC, Anika revised its revenue recognition policy for ORTHOVISC sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. Under the revised revenue recognition policy, revenue will be recognized at the time of shipment to Zimmer based upon the minimum per unit price under the Zimmer Distribution Agreement at the time of sale to Zimmer. Anika had previously recognized revenue for ORTHOVISC sales to Zimmer based upon an estimate of the average selling price, which would be obtained by Zimmer upon sale of the ORTHOVISC to its customers, as specified under the Zimmer Distribution Agreement. Any additional amounts earned by Anika above the contractual minimum per unit price will be recognized when Zimmer sells the ORTHOVISC to its customers and Anika is able to determine its share of the actual per unit sales price. Anika had also recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC which was held in its refrigerators at Zimmer's request. Under the Company's revised revenue recognition policy, this revenue will be recorded when the ORTHOVISC is shipped to Zimmer. Amounts paid by Zimmer in excess of the amount recognized under the revised revenue recognition policy is recorded by Anika as current deferred revenue and amounted to $1,559,968 at June 30, 2000.

     The Company also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its restated 1999 operating results. The issuance of SAB 101 in December 1999 changed revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, and is applicable to $2,500,000 and $1,500,000, received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. These amounts were previously recognized in the period received. In accordance with SAB 101, the company has retroactively recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. These payments will be recognized as revenue ratably over the 10-year term of the distribution agreement. The amount received and deferred to future periods is $3,025,000 at June 30, 2000 of which $2,650,000 is included in long-term deferred revenue. The Company has recognized as revenue $100,000 of these payments in each of the quarters ended March 31 and June 30, 2000 and March 31 and June 30, 1999. Should the Zimmer Distribution Agreement be terminated, amounts included in deferred revenue may be recognized as revenue upon termination.

RESULTS OF OPERATIONS

     PRODUCT REVENUE. Product revenue for the three months ended June 30, 2000 was $3,668,765, an increase of $235,419 or 6.9%, over the $3,433,346 recorded in the prior year corresponding quarter. Product revenue associated with ORTHOVISC increased by $440,999 in the second quarter of 2000 compared to the second quarter of 1999, and includes $475,177 and $45,535, respectively, of previously deferred revenue. Sales of AMVISC -Registered Trademark- products to Bausch & Lomb Surgical decreased by $88,051 compared with the second quarter of 1999, reflecting lower prices effective April 1, 2000 under the New BLS Agreement, partially offset by higher unit volumes. (See Note 9, Subsequent Events, to the Company's financial statements hereof). Product revenue for the six months ended June 30, 2000 was $6,289,598 a decrease of $379,398, or 5.7%, over the $6,668,996 recorded in the comparable prior period. The decrease was primarily attributable to lower ORTHOVIC -Registered Trademark- sales to the Company's Turkish distributor and lower AMVISC -Registered Trademark- product sales to Bausch & Lomb during the first quarter of 2000. During the first quarter of 2000 ORTHOVISC sales to the Turkish distributor were lower as a result of the distributor leveling inventories in response to an earthquake last year. During the second quarter 2000, sales to Anika's Turkish distributor were $995,000 as compared to $1,136,000 in the second quarter of 1999.

     LICENSING FEES. For the first two quarters of 2000 and 1999, licensing fees of $100,000 per quarter represent the amortization of amounts received in 1997 and 1998, in accordance with the Company's change in accounting principle required by SAB 101 for such fees.

     GROSS PROFIT. Gross profit for the three months ended June 30, 2000 was $1,346,148, a decrease of $498,484 or 27.0% from $1,844,632 recorded in the prior year corresponding quarter. Gross profit as a percentage of product sales for the three months ended June 30, 2000 decreased to 36.7% from 53.7% in the prior year corresponding quarter. Gross profit for the six months ended June 30, 2000 was $2,834,013 compared with $3,472,111 for the first six months of 1999. Gross profit as a percentage of product sales for the six months ended June 30, 2000 decreased to 45.1% from 52.1% for the first half of 1999. These decreases are primarily attributable to: (i) lower unit prices of AMVISC products under the Company's New BLS Agreement with Bausch & Lomb Surgical, (ii) lower manufacturing cost absorption as the Company has scaled down certain manufacturing operations and (iii) the impact of reduced manufacturing levels implemented in June 2000. The Company expects that, at least for the remainder of the fiscal year, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners" below). The Company also intends to reduce its production plans and utilize existing inventory to meet customer needs in the second half of 2000. There can be no assurances that these steps will reduce manufacturing costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 2000 decreased by $17,592 to $907,227 from $924,819 recorded in the prior year corresponding quarter. Research and development was $407,000 lower in the second quarter of 2000 compared with the first quarter of 2000, reflecting lower ORTHOVISC clinical trial costs. Research and development expenses for the six months ended June 30, 2000 increased $588,289, or 36%, compared to the same period in 1999. This increase is related to ORTHOVISC clinical trial and analysis expenses in the first quarter of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2000 increased by $169,990 or 21.1% to $977,210 from $807,220 in the prior year corresponding quarter. For the six months ended June 30, 2000, selling, general and administrative expenses increased $425,480 or 27.4% compared to the same period in the prior year. The increase was primarily attributable to higher professional fees associated with corporate matters.

     NET INTEREST INCOME. The Company's net interest income increased by $31,862 to $329,741 for the three months ended June 30, 2000 from $297,879 in the prior year corresponding quarter. The increase is attributable to higher average interest rates. Net interest income for the six months ended June 30, 2000 was $590,989 compared with $600,029 for the same period in 1999. The decrease is attributable to lower average cash balances during the first six months of 2000.

     INCOME TAXES. The Company recorded minimal income tax expense for the three and six-month periods ended June 30, 2000 due to the net loss from operations. Income tax expense for the quarter ended June 30, 1999 was minimized due to the utilization of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had cash, cash equivalents and short and long-term investments of $19.2 million and working capital of $24.3 million versus cash, cash equivalents and short and long-term investments of $20.2 million and working capital of $19.0 million at December 31, 1999. Investments at June 30, 2000 consist of commercial paper of various maturities of less than one year.

     During the first half of 2000, the Company used $1,740,000 in connection with a planned increase in inventories. Also, during the first half of 2000, the Company utilized $381,000 for capital expenditures, primarily laboratory and manufacturing and office equipment.

     In October 1998, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $4 million of Anika common stock with the total number of shares repurchased under the plan not to exceed 9.9% of the total issued and outstanding shares. Through December 31, 1999, the Company had repurchased 762,100 shares at an average cost per share of $5.08 for an aggregate cash purchase price of approximately $3,873,000. During the three and six month periods ended June 30, 2000, the Company has not repurchased any Anika common stock. During the six months ended June 2000 the Company received $495,402 from the exercise of stock options.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "PLAN" AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING BUT NOT LIMITED TO STATEMENTS REGARDING: FUTURE SALES, POSSIBLE DEVELOPMENT OF NEW PRODUCTS, THE INITIAL ANALYSIS OF RESULTS FROM THE PHASE III CLINICAL TRIAL OF ORTHOVISC-REGISTERED TRADEMARK-, POSSIBLE REGULATORY APPROVAL OF NEW OR POTENTIAL PRODUCTS, CONTINUATION OF THE ZIMMER DISTRIBUTION AGREEMENT, PERFORMANCE UNDER THE NEW BLS AGREEMENT, AND THE OUTCOME AND IMPACT OF THE SEC INVESTIGATION AND PUTATIVE CLASS ACTION COMPLAINTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT COULD DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. ADDITIONAL FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE SET FORTH HEREIN AND IN THE "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 11 OF THIS REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

     Medical products regulated by the FDA are generally classified as medical devices, drugs and/or biologics. Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for the Company's new products on a timely basis or at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of the Company's product development process which may adversely affect approval of or delay an application or require additional expenditures by the Company. In the event the Company's future products are regulated as human drugs or biologics, the FDA's review process typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

     The Company's ORTHOVISC-Registered Trademark- product will have to meet regulatory requirements of a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval (PMA) by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC-Registered Trademark- in the U.S., it must obtain FDA approval of a PMA. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company submitted a PMA for ORTHOVISC-Registered Trademark- in December 1997. In October 1998, the Company was notified by the FDA that the CompanY'S PMA application for ORTHOVISC -Registered Trademark- was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC-Registered Trademark-. The Company submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. The Company received initial results from the Phase III clinical trial in late May 2000 that did not show sufficient efficacy to support the filing of a PMA application. There can be no assurances that: (i) further analysis of the clinical data or any additional clinical data will support the efficacy of ORTHOVISC-Registered Trademark-, (ii) the Company will undertake any additional clinical trials of ORTHOVISC-Registered Trademark-, (iii) it will be able to successfully complete an additional clinical trial, or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. The results of the Phase III clinical trial may adversely impact the Company's distribution agreement for ORTHOVISC-Registered Trademark- with Zimmer. Zimmer has the right to terminate the agreement if ORTHOVISC-Registered Trademark- is not approved by the FDA by January 1, 2001 (See "Dependence Upon Marketing Partners" below). There also can be no assurance that any delay in receiving FDA approvals will not adversely affect the Company's competitive position. Furthermore, even if the Company were to receive a PMA, the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed.

     The Company's developmental HA products, including INCERT-Registered Trademark- have not obtained regulatory approval in the U.S. for investigational use and/or commercial marketing and sale. The Company believes that INCERT-Registered Trademark- will be regulated as a Class III medical device. In order to undertake clinical trials in the U.S. to support a PMA, the Company is currently evaluating various clinical trial design alternatives. There can be no assurance that the Company will be permitted to undertake clinical trials of this or other future products in the U.S. or that clinical trials will demonstrate that the products are safe and effective or otherwise satisfy the FDA's PMA requirements.

     Orquest has not received regulatory approval in the U.S. for the commercial marketing and sale of OSSIGEL-Registered Trademark-. OSSIGEL-Registered Trademark- will be regulated as a Class III medical device with the FDA's Center of Biologics Research and Review as the lead review center. There can be no assurance that clinical trials of OSSIGEL -Registered Trademark- will demonstrate that OSSIGEL-Registered Trademark- is safe and effective or otherwise satisfy FDA requirements.

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

     HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception up until December 31, 1996 and in 1999, the Company had incurred annual operating losses. As of June 30, 2000, the Company had an accumulated deficit of $5,555,082. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities. The ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities for certain of its products. There can be no assurance that the Company will be able to achieve sustained profitability.

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

     UNCERTAINTY REGARDING SUCCESS OF CLINICAL TRIALS. Several of the Company's products, including ORTHOVISC-Registered Trademark- and INCERT-Registered Trademark-, as well as the products of the Company's collaborative partners, including OSSIGEL-Registered Trademark-, will require clinical trials to determine their safety and efficacy in humans for various conditions. In late May 2000, the Company's initial analysis of results from the Phase III clinical trial of ORTHOVISC-Registered Trademark- did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval. There can be no assurances that: (i) further analysis of the clinical data or any additional clinical data will support the efficacy of ORTHOVISC-Registered Trademark-, (ii) the Company will undertake any additional clinical trials of ORTHOVISC -Registered Trademark-, (iii) it will be able to successfully complete an additional clinical trial, or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. In order to undertake clinical trials in the U.S. to support a PMA of INCERT, the Company is currently evaluating various clinical trial design alternatives. There can be no assurance that the Company or its collaborative partners will not encounter problems that will cause it to delay, suspend or terminate clinical trials. In addition, the Company cannot provide any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

     DEPENDENCE UPON MARKETING PARTNERS. The Company does not plan to directly market and sell its current products to end-users. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. In addition, there can be no assurances that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to the Company. The Company entered into a new seven-year supply agreement with Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated in July 2000. Under the terms of the agreement, the Company becomes Bausch & Lomb Surgical's exclusive provider of AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus, ophthalmic viscoelastic products, in the U.S. and international markets where approved, effective January 1, 2001. The new agreement expires December 31, 2007, superseding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The new agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices effective retroactively to April 1, 2000 and the elimination of minimum purchase obligations.

     There can be no assurances that the Company will achieve incremental sales of its ophthalmic products to Bausch & Lomb Surgical and/or other companies sufficient to offset the effects of the price reduction to Bausch & Lomb Surgical. The Company expects that, at least for the remainder of the fiscal year, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. In addition, under certain circumstances, (i) Bausch & Lomb Surgical may have the right to terminate the agreement and/or (ii) the agreement may revert to a non-exclusive basis; in each case, the Company cannot make any assurances such circumstances will not occur. For the six months ended June 30, 2000 and 1999, sales of AMVISC-Registered Trademark- products to Bausch & Lomb Surgical accounted for 59% and 62% of product revenues. The Company does not expect to have incremental business under the new agreement until after 2000.

     The Zimmer Distribution Agreement provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC-Registered Trademark- in the United States, Canada, Latin America, Asia and most of Europe. The results of the Phase III clinical trial may adversely impact the Company's distribution agreement for ORTHOVISC with Zimmer. According to the Zimmer Distribution Agreement, Zimmer may terminate the agreement if ORTHOVISC -Registered Trademark- is not approved by the FDA by January 1, 2001. The Company cannot provide any assurances that Zimmer will not terminate the agreement or renegotiate a transition in connection with its termination on terms less favorable to the Company. Any such termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC-Registered Trademark-, which may have a material adverse effect on the Company's future operating results. ORTHOVISC-Registered Trademark- sales to Zimmer accounted for 8% and 3% of product revenue for the six months ended June 30, 2000 and 1999, respectively. There can be no assurance that Zimmer will place additional orders in 2000.

     Furthermore, upon FDA approval, the Zimmer Distribution Agreement provides for a $2.5 million milestone payment and increased minimum purchases by Zimmer. Based on the initial analysis of results of the Phase III clinical trial of ORTHOVISC-Registered Trademark-, the Company believes it will be unlikely it will be able to earn most of the milestone payment or that Zimmer will be subject to the increased minimum purchase requirements. In addition, there can be no assurance that the Company and/or Zimmer will obtain European or other reimbursement approvals or if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

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

     Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company has received notice from the PTO that a third party is attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT-Registered Trademark- for post-surgical adhesion prevention. Although the Company believes that an interference may be declared by the PTO, it is too early to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT-Registered Trademark- for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT-Registered Trademark- product, and no assurance can be given that the company would be successful in any such interference proceeding. If the third-party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT-Registered Trademark- product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of the INCERT -Registered Trademark- products, which could have a material adverse effect on the Company's future operating results.

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

     Pursuant to the new BLS Agreement, the Company has agreed to grant Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions which relate to AMVISC-Registered Trademark- products, effective on December 31, 2007, the termination date of the agreement. Upon expiration of the New BLS Agreement, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC-Registered Trademark- and AMVISC-Registered Trademark- Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short-term investments of $19.2 million as of June 30, 2000. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

     DEPENDENCE UPON KEY PERSONNEL. The Company is highly dependent on the members of its management and scientific staff, the loss of one or more of whom could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires. In particular, the Company can provide no assurances that the initial analysis of results from Phase III clinical trial of ORTHOVISC-Registered Trademark- will not impact its ability to attract and retain the personnel it requires. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISKS RELATING TO INTERNATIONAL OPERATIONS. During the six months ended June 30, 2000 and 1999, approximately, 27% and 30%, respectively, of the Company's product sales were generated in international markets through marketing partners. The Company's representatives, agents and distributors which sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

     POTENTIAL VOLATILITY OF STOCK PRICE; NO CONTROL OVER MARKET MAKING. The market price of shares of the Company's Common Stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by the Company or its competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Company's Common Stock. In particular, the Company's stock price declined significantly in October 1998 following the Company's announcement that the FDA had notified the Company that its PMA for ORTHOVISC-Registered Trademark- was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC-Registered Trademark- and again in May 2000 following the Company's announcements that initial analysis of results from the Phase III clinical trial of ORTHOVISC-Registered Trademark- did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval and that the SEC had issued a formal order of investigation and required the Company to provide information in connection with certain revenue recognition matters. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. The Company's operating results in future quarters may be below the expectations of equity research analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

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

     SEC INVESTIGATION AND SECURITIES CLASS ACTION LITIGATION. The Securities and Exchange Commission ("SEC") issued a formal order of investigation and required the Company to provide information in connection with certain revenue recognition matters. These matters, relating to the Company's historical accounting for sales of its product under a long-term supply and distribution agreement, were also the subject of the Company's previous March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. The Company has been cooperating fully; however, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations. Three putative class action complaints have been filed against the Company. See "Legal Proceedings." Because these lawsuits are in their preliminary stages, the Company is not able to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

     RELIANCE ON A SMALL NUMBER OF CUSTOMERS. The Company has historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase Anika's products would seriously harm its business. For the six months ended June 30, 2000, Bausch & Lomb Surgical accounted for 59% of product revenues and 40% of the accounts receivable balance and Biomeks accounted for 22% of product revenues and 45% of the accounts receivable balance. Accordingly, present and future customers may terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company. Furthermore, in any future negotiations the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition and results of operations. Accordingly, unless and until the Company diversifies and expands its customer base, Anika's future success will significantly depend upon the timing and size of future purchases by its largest customers and the financial and operational success of these customers.

     The loss of any one of the Company's major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay the Company's recognition of revenues, harm its reputation in the industry and reduce its ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company's business, financial condition and results of operations.

PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     1. SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. The SEC issued a formal order of investigation and required the Company to provide information in connection with certain revenue recognition matters. These matters, relating to the Company's historical accounting for sales of its product under a long-term supply and distribution agreement, were also the subject of the Company's previous March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. The Company has been cooperating fully. However, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

     2. PUTATIVE CLASS ACTION COMPLAINTS. Three putative class action complaints have been filed against the Company, J. Melville Engle and Sean Moran, former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of a class of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). The first, filed on or about June 8, 2000, is captioned CASAZZA, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN
MORAN. The second, filed on or about June 26, 2000, is captioned NEMETH-COSLETT, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND
SEAN MORAN. The third, filed on or about August 2, 2000, is captioned ROCKEFELLER, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN. Each of these putative class action complaints encompasses the same class period and covers almost identical allegations.

     All three complaints allege that the Company and the individual defendants violated the federal securities laws by, inter alia, making material misrepresentations and omissions in certain public disclosures during the period between April 15, 1998 and May 30, 2000. The alleged misrepresentations and omissions relate to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. All three complaints seek an unspecified amount of monetary damages as well as costs and expenses. In addition, the CASAZZA and NEMETH-COSLETT complaints seek equitable and/or injunctive relief to restrict the defendants from disposing of various assets in order to assure adequate funds are available for the claimed damages. On or about August 7, 2000, certain alleged members of the Class filed a motion to appoint lead plaintiff and lead counsel, as well as a motion for consolidation of related cases. The Court has not yet ruled on these motions. The Company plans to defend vigorously these lawsuits. Because these lawsuits are in their preliminary stages, the Company is not able to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 7, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Stockholders of the Company were asked to consider: (1) a proposal to elect two Class I Directors of the Company to serve until the 2003 annual meeting of stockholders and until their successors are duly elected and qualified (the "Election Proposal") and (2) a proposal to approve an amendment to the 1993 Stock Option Plan, as amended, (the "Plan") to increase the number of shares available for issuance under the Plan (the "Plan Proposal").

     With respect to the Election Proposal, Joseph L. Bower and Eugene A. Davidson, Ph.D were nominated as Class I Directors of the Company. Dr. Bower received 8,215,599 shares voted in favor of his election and 205,524 votes were withheld. Dr. Davidson received 8,209,209 shares voted in favor of his election and 211,914 votes were withheld. Drs. Bower and Davidson were therefore elected as Class I Directors. Other Directors of the Company whose terms of office continued after the Annual Meeting are Samuel F. McKay and Harvey S. Sadow, Ph.D (Class II Directors), and J. Melville Engle and Steven
E. Wheeler (Class III Directors). On May 9, 2000, prior to the Annual Meeting, the Company announced Jonathan D. Donaldson's resignation from the Board of Directors.

     The stockholders also approved the Plan Proposal, as described in the Company's proxy statement. There were 7,689,658 shares voted in favor of the proposal, 667,604 shares voted against it, and 63,861 shares abstaining.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBIT NO.                  DESCRIPTION

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

         (4)   Instruments Defining the Rights of Security Holders

               4.1 Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement of Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

         (10)  Material Contracts

             *10.1 Letter Agreement dated February 13, 1998 between the Company and Michael R. Slater.

             *10.2 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Michael R. Slater.


             *10.3 Letter Agreement dated April 15, 1998 between the Company and Charles H. Sherwood.

             *10.4 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Charles H. Sherwood.

             *10.5 Letter Agreement dated March 30, 2000 by and among the Company and Douglas R. Potter.

             *10.6 Non-Disclosure and Non-Competition Agreement dated April 3, 2000 by and among the Company and Douglas R. Potter.

             *10.7 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Douglas R. Potter.

             *10.8  Change in Control, Bonus and Severance Agreement dated
                    April 26, 2000 by and among the Company and Edward Ross, Jr.

              10.9 Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended, incorporated herein by reference to the Company's Proxy Statement (file no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.

       *  (27)  Financial Data Schedule.
       *  Filed herewith.

(b)      Reports on Form 8-K:          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on August 14, 2000.

                              ANIKA THERAPEUTICS, INC.

August 14, 2000               By:    /S/  DOUGLAS R. POTTER
                                     ----------------------
                                     Douglas R. Potter
                                     PRINCIPAL FINANCIAL & ACCOUNTING OFFICER

                                  EXHIBIT INDEX

(a)  EXHIBIT NO.                  DESCRIPTION

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

         (4)   Instruments Defining the Rights of Security Holders

               4.1 Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement of Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.


(10)                            MATERIAL CONTRACTS

               *10.1 Letter Agreement dated February 13, 1998 between the Company and Michael R. Slater.

               *10.2 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Michael R. Slater.

               *10.3 Letter Agreement dated April 15, 1998 between the Company and Charles H. Sherwood.

               *10.4 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Charles H. Sherwood.

               *10.5 Letter Agreement dated March 30, 2000 by and among the Company and Douglas R. Potter.

               *10.6 Non-Disclosure and Non-Competition Agreement dated April 3, 2000 by and among the Company and Douglas R. Potter.

               *10.7 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Douglas R. Potter.

               *10.8 Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and among the Company and Edward Ross, Jr.

                10.9 Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended, incorporated herein by reference to the Company's Proxy Statement (file no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.

         *(27)  Financial Data Schedule

         *Filed herewith.

 (b)     Reports on Form 8-K:       None