Form 10-Q
period 2000-09-30
ANIKA THERAPEUTICS INC
filed 2000-11-14
CIK 898437

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to

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

      At November 10, 2000 there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                            ANIKA THERAPEUTICS, INC.
                                 BALANCE SHEETS
                                    Unaudited

                                                                                           September 30,      December 31,
                                                                                                2000              1999
                                                                                                ----              ----
ASSETS
Current assets:
  Cash and cash equivalents ...........................................................     $  5,678,470      $  6,440,705
  Short-term investments ..............................................................       12,291,843         8,184,870
  Accounts receivable, net ............................................................        1,849,674         2,106,452
  Inventories .........................................................................        6,566,161         5,493,701
  Prepaid expenses ....................................................................          459,911           721,206
                                                                                            ------------      ------------
      Total current assets ............................................................       26,846,059        22,946,934
                                                                                            ------------      ------------
Property and equipment ................................................................        8,530,217         8,116,233
Less: accumulated depreciation ........................................................       (5,263,943)       (4,587,692)
                                                                                            ------------      ------------
      Net property and equipment ......................................................        3,266,274         3,528,541
                                                                                            ------------      ------------
Long-term investments .................................................................               --         5,558,029
Notes receivable from officers ........................................................          382,000           353,000
Deposits ..............................................................................          124,600           124,600
                                                                                            ------------      ------------
      Total assets ....................................................................     $ 30,618,933      $ 32,511,104
                                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................................     $    478,217      $    629,080
  Accrued expenses ....................................................................        1,522,648         1,552,661
  Deferred revenue ....................................................................        4,315,173         1,792,505
                                                                                            ------------      ------------
      Total current liabilities .......................................................        6,316,038         3,974,246
                                                                                            ------------      ------------
Long-term deferred revenue ............................................................               --         2,825,000
                                                                                            ------------      ------------
Commitments and contingencies (Note 9)

Stockholders' equity:
  Redeemable convertible preferred stock; $.01 par value: authorized 750,000 shares; no
  shares issued and outstanding .......................................................               --                --
  Undesignated preferred stock; $.01 par value: authorized 1,250,000 shares; no shares
  issued and outstanding ..............................................................               --                --
  Common stock; $.01 par value: authorized 30,000,000 shares; issued 9,991,943 shares
  in 2000 and 1999, respectively ......................................................           99,919            99,919
  Additional paid-in capital ..........................................................       31,735,660        31,959,316
  Deferred compensation ...............................................................         (315,022)         (615,001)
  Treasury stock (at cost, 57,663 and 204,207 shares in 2000 and 1999, respectively) ..         (279,756)         (959,870)
  Accumulated deficit .................................................................       (6,937,906)       (4,772,506)
                                                                                            ------------      ------------
      Total stockholders' equity ......................................................       24,302,895        25,711,858
                                                                                            ------------      ------------
      Total liabilities and stockholders' equity ......................................     $ 30,618,933      $ 32,511,104
                                                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended                Nine months ended
                                                                           September 30,                   September 30,
                                                                       2000            1999             2000             1999
                                                                       ----            ----             ----             ----
                                                                                   (As restated)                     (As restated)
                                                                                   -------------                     -------------
Product revenue ..............................................     $  2,629,807     $  2,895,350     $  8,919,405     $  9,564,346
License revenue ..............................................          100,000          100,000          300,000          300,000
                                                                   ------------     ------------     ------------     ------------
   Total revenue .............................................        2,729,807        2,995,350        9,219,405        9,864,346
Cost of product revenue ......................................        2,804,285        1,429,587        6,459,870        4,826,472
                                                                   ------------     ------------     ------------     ------------
  Gross profit (loss) ........................................          (74,478)       1,565,763        2,759,535        5,037,874
Operating expenses:
  Research and development ...................................          516,171        1,193,240        2,737,136        2,825,916
  Selling, general and administrative ........................        1,093,841          714,173        3,070,513        2,265,365
                                                                   ------------     ------------     ------------     ------------
  Total operating expenses ...................................        1,610,012        1,907,413        5,807,649        5,091,281
                                                                   ------------     ------------     ------------     ------------
Loss from operations .........................................       (1,684,490)        (341,650)      (3,048,114)         (53,407)
  Interest income, net .......................................          301,666          237,897          892,665          837,926
                                                                   ------------     ------------     ------------     ------------
Loss before provision for income taxes .......................       (1,382,824)        (103,753)      (2,155,459)         784,519
  Provision for income taxes .................................               --           10,872            9,941           23,691
                                                                   ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of change in accounting
  principle ..................................................       (1,382,824)         (92,881)      (2,165,400)         760,828
Cumulative effect of change in accounting principle ..........               --               --               --       (3,625,000)
                                                                   ------------     ------------     ------------     ------------
Net loss .....................................................     $ (1,382,824)    $    (92,881)    $ (2,165,400)    $ (2,864,172)
                                                                   ============     ============     ============     ============

Basic income (loss) per share:
  Income (loss) before cumulative effect of change in
   accounting principle ......................................     $      (0.14)    $      (0.01)    $      (0.22)    $       0.08
  Cumulative effect of change in accounting principle ........               --               --               --            (0.37)
                                                                   ------------     ------------     ------------     ------------
Net loss .....................................................     $      (0.14)    $      (0.01)    $      (0.22)    $      (0.29)
                                                                   ============     ============     ============     ============

Basic weighted average common shares outstanding .............        9,934,280        9,940,228        9,870,323        9,900,317
                                                                   ============     ============     ============     ============

Diluted income (loss) per share:

  Income (loss) before cumulative effect of change in
  accounting principle .......................................     $      (0.14)    $      (0.01)    $      (0.22)    $       0.08
  Cumulative effect of change in accounting principle ........               --               --               --            (0.36)
                                                                   ------------     ------------     ------------     ------------
Net loss .....................................................     $      (0.14)    $      (0.01)    $      (0.22)    $      (0.28)
                                                                   ============     ============     ============     ============
Diluted weighted average common shares outstanding ...........        9,934,280        9,940,228        9,870,323       10,191,300
                                                                   ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended
                                                                                  September 30,
                                                                             2000              1999
                                                                             ----              ----
                                                                                           (As restated)
Cash flows from operating activities:
 Net loss ..........................................................     ($ 2,165,400)     ($ 2,864,172)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation and amortization ......................................          676,251           539,481
Amortization of unearned stock compensation ........................          216,503           263,325
Other long-term liabilities ........................................               --           (41,395)
Deferred revenue ...................................................         (302,332)        4,217,144
  Changes in operating assets and liabilities:
          Accounts receivable ......................................          256,778           676,722
          Inventories ..............................................       (1,072,460)       (1,261,480)
          Prepaid expenses .........................................          261,295          (390,719)
          Accounts payable .........................................         (150,863)         (256,747)
          Accrued expenses .........................................          (30,013)               --
                                                                         ------------      ------------
Net cash (used for) provided by operating activities ...............       (2,310,241)          882,159
                                                                         ------------      ------------
Cash flows from investing activities:
  (Purchase) maturities of short-term investments, net .............       (4,106,973)       (1,571,323)
  Maturity (purchase) of long-term investments, net ................        5,558,029                --
  Purchase of property and equipment ...............................         (413,984)         (395,176)
  Notes receivable from officers ...................................          (29,000)          (59,000)
                                                                         ------------      ------------
Net cash provided by (used for) investing activities ...............        1,008,072        (2,025,499)
                                                                         ------------      ------------
Cash flows from financing activities:
  Purchase of 394,800 shares of treasury stock .....................               --        (1,910,596)
  Proceeds from exercise of stock options and warrants .............          539,934                --
                                                                         ------------      ------------
Net cash provided by (used for) financing activities ...............          539,934        (1,910,596)
                                                                         ------------      ------------
Decrease in cash and cash equivalents ..............................         (762,235)       (3,053,936)
Cash and cash equivalents at beginning of period ...................        6,440,705        10,712,520
                                                                         ------------      ------------
Cash and cash equivalents at end of period .........................     $  5,678,470      $  7,658,584
                                                                         ============      ============

   The accompanying notes are an integral part of these financial statements.

                            ANIKA THERAPEUTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Nature of Business

      Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC(R) is currently approved for sale in Canada, parts of Europe, Turkey, Israel and Iceland. In the U.S., ORTHOVISC(R) is currently limited to investigational use. The Company manufactures AMVISC(R) and AMVISC(R) Plus for Bausch & Lomb Surgical, which are HA products used as viscoelastic supplements in ophthalmic surgery. The Company is currently developing INCERT-S(R), which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL(R); an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

      In the fourth quarter of 1999, the Company performed a review of its revenue recognition policy for revenue received from Zimmer, Inc., a division of Bristol-Myers Squibb Co. (Zimmer), under a distribution agreement (the "Zimmer Distribution Agreement") for ORTHOVISC(R), Anika's osteoarthritis product. As a result of this review and after consultation with the Securities and Exchange Commission, Anika revised its revenue recognition policy for ORTHOVISC(R) sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. The restatement also reflects the application of Securities and Exchange Commission Staff Accounting Bulletin 101 on revenue recognition. (See Note 3, Summary of Significant Accounting Policies-Revenue Recognition, to the Company's financial statements hereof). The following table summarizes the impact of the restatement on the quarter and nine months ended September 30, 1999:

                                                      Three months ended                           Nine months ended
                                                       September 30, 1999                          September 30, 1999
                                                       ------------------                          ------------------

                                            As Reported   As Restated     Change      As Reported      As Restated      Change
                                            -------------------------------------------------------------------------------------
                                            (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)      (Unaudited)    (Unaudited)
Total revenue                              $  3,481,637   $2,995,350     $(486,287)    $10,456,490      9,864,346     $  (592,144)
Cost of sales                                 1,818,807    1,429,587      (389,220)      5,432,611      4,826,472        (597,139)
Gross profit                                  1,662,830    1,565,763       (97,067)      5,032,879      5,037,874           4,995
   Income before cumulative                       4,186      (92,881)      (97,067)        755,833        760,828           4,995
   effect of change in accounting
    principle
   Cumulative effect of change
    in accounting principle                          --           --            --              --     (3,625,000)     (3,625,000)
   Net income (loss)                       $      4,186   $  (92,881)    $ (97,067)    $   755,833    $(2,864,172)    $(3,620,005)
Diluted income (loss) per common share:
   Income before cumulative effect of
    change in accounting principle                 0.01        (0.01)        (0.02)           0.08           0.08              --
   Cumulative effect of change in
    accounting principle                             --           --            --              --          (0.36)          (0.36)
   Net income (loss)                               0.01        (0.01)        (0.02)           0.08          (0.28)          (0.36)
   Diluted common shares outstanding         10,374,349    9,940,228      (434,121)     10,191,300     10,191,300              --

2. Basis of Presentation

      The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999, respectively.

      The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. (See "Risk Factors and Certain Factors Affecting Future Operating Results" below).

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

Investments in Marketable Securities

      The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist of debt securities with original maturities between three and twelve months, which are classified as held to maturity. Long-term investments consist of debt securities with original maturities greater than twelve months, which are classified as held to maturity. The held-to-maturity securities are carried at amortized cost ,which approximates fair market value at September 30, 2000 and December 31, 1999, respectively.

Inventories

      Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

Revenue Recognition

      Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC(R) products, HYVISC(R) and ORTHOVISC(R). ORTHOVISC(R) is sold under several distribution contracts. On March 15, 2000, the Company announced that it had revised its revenue recognition policy for sales of ORTHOVISC(R) under its distribution agreement with Zimmer. Under the revised revenue recognition policy, revenue was recognized at the time of shipment to Zimmer, based upon the minimum per unit price under the terms of the Zimmer Distribution Agreement at the time of sale to Zimmer. Anika had previously recognized revenue for ORTHOVISC(R) sales to Zimmer based upon an estimate of the average selling price, which would be obtained by Zimmer upon sale of the ORTHOVISC(R) to its customers. Anika had also previously recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC(R), which had previously been purchased and paid for by Zimmer but was being held in Anika's refrigerators at Zimmer's request. Under the Company's revised revenue recognition policy, this revenue would be recorded when the ORTHOVISC(R) being held was shipped to Zimmer. Amounts paid by Zimmer in excess of the amount recognized under the revised revenue recognition policy were recorded by Anika as deferred revenue and amounted to $1,390,000 at September 30, 2000. On November 10, 2000, Anika and Zimmer agreed to an early termination of the Zimmer Distribution Agreement. In accordance with the termination agreement, no further unit price adjustment will be made, units held in Anika's refrigerators will either be shipped prior to December 31, 2000 or will be destroyed by January 31, 2001, and Anika will not be required to make any payments to Zimmer. Accordingly, amounts included as deferred revenue at September 30, 2000 will be included in revenue in the fourth quarter of 2000 (See Note 10.)

      The Company also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its 1999 operating results. The issuance of SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, including $2,500,000 and $1,500,000 received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. These amounts were previously recognized in the period received. In accordance with SAB 101, issued in December 1999, the Company, retroactively recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. Under the revised revenue recognition policy, these payments would be recognized as revenue ratably over the term of the Zimmer Distribution Agreement. The amount received and deferred to future periods is $2,925,000 at September 30, 2000. The Company has recognized as revenue $100,000 of the payments in each of the quarters ended March 31, June 30, and September 30, 1999 and March 31, and June 30, 2000. As a result of the early termination of the Zimmer distribution agreement, all amounts remaining of the non-refundable up-front payments in deferred revenue at September 30, 2000, will be recorded as revenue in the fourth quarter of 2000 (See Note 10.)

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

Property and Equipment

      Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

      Machinery and equipment ..............................    3-10 years
      Furniture and fixtures ...............................    3-5 years
      Leasehold improvements ...............................    4-10 years

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

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning with the quarter ending September 30, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 in its quarter ending September 30, 2000. The adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

      As noted above, the Company adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its restated 1999 operating results. The issuance of SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements. Such amounts were previously recognized in the period received. In accordance with SAB 101, such payments are recognized as revenue ratably over the term of the related agreement.

      In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No.25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be applied on a prospective basis from the effective date. The adoption of the interpretation during the third quarter of 2000 did not have a material effect on the results of the Company.

Concentration of Credit Risk

      SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments With Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 57% and 79% of product revenue for the three-month periods ended September 30, 2000 and 1999, respectively, and 58% and 68% of product revenue for the nine month periods ended September 30, 2000 and 1999, respectively. See Note 8 for discussion of the Bausch & Lomb Surgical Supply Agreement. ORTHOVISC(R) sales accounted for 37% and 21% of product sales for the third quarters of 2000 and 1999, respectively and 37% and 30% for the nine months ended September 30, 2000 and 1999, respectively. Additionally, as of September 30, 2000, three customers, two of whom are international customers, accounted for 45%, 37% and 16% of the Company's accounts receivable balance. As of December 31, 1999, two customers, one of whom is an international customer, represented 49% and 42%, respectively, of the Company's accounts receivable balance.

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

      Revenues by country of the customer in total and as a percentage of total revenues are as follows for the three- and nine-month periods ended September 30, 2000 and 1999:

                                  Three months ended                                      Nine months ended
                   September 30, 2000           September 30, 1999          September 30, 2000          September 30, 1999
                   ------------------           ------------------          ------------------          ------------------

                                 Percent                    Percent of                   Percent                   Percent of
Country:           Revenue     of Revenue      Revenue        Revenue       Revenue     of revenue       Revenue      Revenue
United States    $1,917,457            70%    $2,462,002            82%    $6,650,455            72%    $7,269,572         74%
Middle East         655,000            24%       533,348            18%     2,167,500            24%     2,592,024         26%
Other/Europe        157,350             6%            --            --        401,450             4%         2,750         --
                 ----------           ---     ----------           ---     ----------           ---     ----------        ---
   Total         $2,729,807           100%    $2,995,350           100%    $9,219,405           100%    $9,864,346        100%
                 ==========           ===     ==========           ===     ==========           ===     ==========        ===

4. Earnings Per Share

      SFAS No. 128, Earning per Share, establishes standards for computing and presenting earnings (loss) per share.

      A basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. A diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the company has incurred a loss, potentially dilutive shares of common stock have been excluded, as their effect would be anti-dilutive.

      The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the periods ended September 30, 2000 and 1999:

                                                                Three months ended              Nine months ended
                                                                  September 30,                    September 30,
                                                                  -------------                    -------------
                                                              2000             1999            2000             1999
                                                              ----             ----            ----             ----
                                                                          (As restated)                     (As restated)
Net income (loss) available to common shareholders ..    $ (1,382,824)    $    (92,881)    $ (2,165,400)    $ (2,864,172)
                                                         ============     ============     ============     ============

Basic weighted average common shares outstanding ....       9,934,280        9,940,228        9,870,323        9,900,317
Dilutive effect of assumed  exercise of stock options
  and warrants ......................................              --               --               --          290,983
                                                         ------------     ------------     ------------     ------------
Diluted  weighted average common and potential common
  shares outstanding ................................       9,934,280        9,940,228        9,870,323       10,191,300
                                                         ============     ============     ============     ============

5. Inventories

      Inventories consist of the following:

                                               September 30,        December 31,
                                               -------------        ------------
                                                   2000                  1999
                                                   ----                  ----

Raw materials ......................            $1,856,156            $  681,936
Work in-process ....................             3,676,568             3,690,618
Finished goods .....................             1,033,437             1,121,147
                                                ----------            ----------
  Total ............................            $6,566,161            $5,493,701
                                                ==========            ==========

6. Property & Equipment

      Property and equipment is stated at cost and consists of the following:

                                               September 30,        December 31,
                                               -------------        ------------
                                                    2000                1999
                                                    ----                ----

Machinery and equipment ................        $ 6,014,370         $ 5,704,663
Furniture and fixtures .................            670,716           1,773,390
Leasehold improvements .................          1,845,131             638,180
                                                -----------         -----------
  Total ................................          8,530,217           8,116,233
Less Accumulated Depreciation ..........         (5,263,943)         (4,587,692)
                                                -----------         -----------
                                                $ 3,266,274         $ 3,528,541
                                                ===========         ===========

7. Notes Receivable from Officers

      Notes receivable from officers consists of loans made to three officers and one former officer. The loan amounts are generally due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. The loan outstanding to a former officer is secured by a mortgage on certain real estate. Interest accrues at annual rates between 4.4% and 6.0% and is payable monthly over the term of the loans.

8. Licensing and Distribution Agreements

      See Note 10, Subsequent Events, regarding early termination of the distribution agreement with Zimmer for ORTHOVISC(R) .

      In July 2000, the Company entered into a new seven-year supply agreement (the "New BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated in July 2000. Under the terms of the New BLS Agreement, the Company becomes Bausch & Lomb's exclusive provider of AMVISC(R) and AMVISC(R) Plus, ophthalmic viscoelastic products, in the U.S. and international markets where approved, effective January 1, 2001. The New BLS Agreement expires December 31, 2007 and supersedes an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001. The New BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices effective retroactively to April 1, 2000 and the elimination of any minimum purchase obligations. The Company expects that, at least for the remainder of the fiscal year, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb. The Company is not able to predict when, if at all, higher unit volumes from BLS or other potential customers would offset these decreases. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners" below).

9. Shareholder Litigation

      Three putative class action complaints have been filed against the Company, J. Melville Engle and Sean Moran, the Company's former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). The first, filed on or about June 8, 2000, is captioned Casazza, et al. v. Anika Therapeutics, Inc., J. Melville Engle and Sean Moran, Civil Action No. 00-11127-WGY. The second, filed on or about June 26, 2000, is captioned Nemeth-Coslett, et al. v. Anika Therapeutics, Inc., J. Melville Engle and Sean Moran, Civil Action No. 00-11257-WGY. The third, filed on or about August 2, 2000, is captioned Rockefeller, et al. v. Anika Therapeutics, Inc., J. Melville Engle and Sean Moran, Civil Action No. 00-11540-WGY. Each of these putative class action complaints encompasses the same class period and covers almost identical allegations.

      On or about August 7, 2000, David and Vivian West, alleged members of the Class, filed a motion to appoint themselves lead plaintiffs and their law firm lead counsel, as well as a motion for consolidation of the above cases. On or about September 13, 2000, the Court granted David and Vivian West's motions, consolidating the cases and recaptioning the case In re Anika Therapeutics, Inc. Securities Litigation, Civil Action No. 00-11127-WGY. On or about October 30, 2000, lead plaintiffs filed a consolidated amended complaint. The complaint alleges that the Company and the individual defendants violated the federal securities laws by, inter alia, making material misrepresentations and omissions in certain public disclosures during the period between April 15, 1998 and May 30, 2000. The alleged misrepresentations and omissions relate to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. The complaint seeks an unspecified amount of monetary damages, costs and expenses, and equitable and/or injunctive relief to restrict the defendants from disposing of various assets in order to assure adequate funds are available for the claimed damages. The Company plans to defend vigorously the lawsuit. Because the lawsuit is in its preliminary stages, the Company is not able to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

10. Subsequent Events

      On November 10, 2000 the Company entered into an agreement with Zimmer, Inc. to terminate the Zimmer Distribution Agreement for ORTHOVISC(R) . Under the terms of the termination agreement, Zimmer has rights to continue to distribute ORTHOVISC through the end of the year in the countries where it is currently sold. As a result of the early termination of the distribution agreement, Anika expects to recognize approximately $4.3 million of revenue in the fourth quarter of 2000 for amounts previously received from Zimmer, which had been included in deferred revenue in the accompanying balance sheets, under the company's revenue recognition policies. The termination eliminates all obligations under the distribution agreement with respect to milestone payments, minimum purchases, unit pricing adjustments based on market prices and provides for the disposal of Zimmer units held on Anika premises.

      See Note 9, Shareholder Litigation, regarding the consolidated amended complaint.

ITEM 2. Management Discussions and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the "Consolidated Financial Statements of Anika Therapeutics, Inc" and the Notes thereto as well as the "Risk Factors and Certain Factors Affecting Future Operating Results" herein.

      The Company receives a substantial portion of its revenue from the sale of AMVISC(R) and AMVISC(R) Plus to Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated ("BLS"). For the three months ended September 30, 2000 and 1999, AMVISC(R) product sales accounted for 57% and 79% of product revenue, respectively. For the nine months ended September 30, 2000 and 1999, AMVISC(R) product sales represented 58% and 68% of product revenue, respectively.

      The Company entered into a new agreement with Bausch & Lomb Surgical, ("the New BLS Agreement"), in July 2000. Under the terms of the New BLS Agreement, the Company becomes Bausch & Lomb's exclusive provider of AMVISC(R) and AMVISC(R) Plus ophthalmic viscoelastic products in the U.S. and international markets where approved, effective January 1, 2001. The New BLS Agreement expires December 31, 2007 and supersedes an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001. The New BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The New BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices effective retroactively to April 1, 2000, and the elimination of any minimum purchase obligations by Bausch & Lomb. The Company expects that, at least until mid 2001, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb from levels experienced in 1999. The Company is not able to predict when, if at all, higher unit volumes from BLS or other potential customers would offset these decreases. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners" below). Although the Company intends to seek new ophthalmic product customers, it does not expect sales to any such new customers until after 2000. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners" below).

      In November 1997, the Company entered into the Zimmer Distribution Agreement, which was subsequently amended in June 1998 and June 1999. The Zimmer Distribution Agreement provides Zimmer with exclusive marketing and distribution rights to ORTHOVISC(R) in the United States, Canada, Latin America, Asia and most of Europe. Following an informal inquiry from the Securities and Exchange Commission, the Company and its independent auditors conducted a review of its revenue recognition policy for revenue received from the Zimmer Distribution Contract. As a result of this review, and after consultation with the SEC, Anika revised its revenue recognition policy for ORTHOVISC(R) sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. Under the revised revenue recognition policy, revenue would be recognized at the time of shipment to Zimmer based upon the minimum per unit price under the Zimmer Distribution Agreement at the time of sale to Zimmer. Anika had previously recognized revenue for ORTHOVISC(R) sales to Zimmer based upon an estimate of the average selling price, which would be obtained by Zimmer upon sale of ORTHOVISC(R) to its customers, as specified under the Zimmer Distribution Agreement. Anika had also recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC(R), which had previously been purchased and paid for by Zimmer, but was being held in Anika's refrigerators at Zimmer's request. Under the Company's revised revenue recognition policy, this revenue would be recorded when the ORTHOVISC(R) being held was shipped to Zimmer from Anika's refrigerators. Amounts paid by Zimmer in excess of the amount recognized under the revised revenue recognition policy was recorded by Anika as deferred revenue and amounted to $1,390,000 at September 30, 2000. On November 10, 2000, Anika and Zimmer agreed to an early termination of the Zimmer Distribution Agreement. In accordance with the termination agreement, no further unit price adjustment will be made, units held in Anika's refrigerators will either be shipped prior to December 31, 2000 or will be destroyed by January 31, 2001, and Anika will not be required to make any payments to Zimmer. Accordingly, amounts included as deferred revenue at September 30, 2000 will be included in revenue in the fourth quarter of 2000.

      The Company also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its restated 1999 operating results. The issuance of SAB 101 in December 1999 changed revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, and is applicable to $2,500,000 and $1,500,000 received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. These amounts were previously recognized in the period received. In accordance with SAB 101, the Company retroactively recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. Under the new revenue recognition policy, these payments would be recognized as revenue ratably over the 10-year term of the Zimmer Distribution Agreement. The amount received and deferred to future periods is $2,925,000 at September 30, 2000. The Company has recognized as revenue $100,000 of these payments in each of the quarters ended March 31, June 30, and September 30, 2000 and March 31, June 30, and September 30, 1999. As a result of the early termination of the Zimmer Distribution Agreement, all amounts remaining of the non-refundable up-front payments in deferred revenue at September 30, 2000, will be recorded as revenue in the fourth quarter of 2000.

Results of Operations

      Product Revenue. Product revenue for the three months ended September 30, 2000 was $2,629,807, a decrease of $265,543 or 9%, from $2,895,350 recorded in the prior year's corresponding quarter. Product revenue associated with ORTHOVISC(R) increased by $385,486 in the third quarter of 2000 compared to the third quarter of 1999, and includes $169,797 and $63,313, respectively, of previously deferred revenue. Sales of AMVISC(R) products to Bausch & Lomb Surgical decreased by $806,908 compared with the third quarter of 1999, reflecting lower prices effective April 1, 2000 under the New BLS Agreement, but was partially offset by higher unit volumes. Product revenue for the nine months ended September 30, 2000 was $8,919,405 a decrease of $644,941 or 7%, over the $9,564,346 recorded in the comparable prior period as a result of lower prices associated with sales of AMVISC(R) products to Bausch & Lomb Surgical, but was partially offset by increased sales of ORTHOVISC.

      On November 10, 2000, the Company entered into an agreement to terminate its distribution arrangement for ORTHOVISC with Zimmer. See the Notes to the Financial Statements contained elsewhere in this Form 10-Q for information with respect to the expected recognition of the previously deferred revenue in the fourth quarter of 2000. Revenue from the Zimmer agreement amounted to 15% of product revenue in the nine months ended September 30, 2000. Results of future periods beyond 2000 may be adversely affected as a result of the termination. During the nine months ended September 30, 2000, 23% of the Company's revenue was attributable to sales of ORTHOVISC in Turkey. The Company's Turkish distributor has informed the Company that it wishes to renegotiate its distribution agreement, citing increasing pricing pressures. If the Company accepts terms less favorable than the terms of the current agreement, product revenues may be materially adversely affected. See "Risk Factors and Certain Factors Affecting Future Operating Results - Dependence Upon Marketing Partners" and "Reliance on a Small Number of Customers".

      Licensing Fees. For the first three quarters of 2000 and 1999, licensing fees of $100,000 per quarter represent the amortization of non-refundable up-front payments received in 1997 and 1998 as per adoption of SAB 101 in 1999 related to the Zimmer Distribution Agreement.

      Gross Profit. For the three months ended September 30, 2000, Anika experienced a loss of ($74,478) at the gross profit line, a decrease of $1,640,241 or 105% from $1,565,763 recorded in the prior year corresponding quarter. Gross profit as a percentage of product sales for the three months ended September 30, 2000 decreased to negative (7)% from 51% in the prior year corresponding quarter. Gross profit for the nine months ended September 30, 2000 was $2,759,535 compared with $5,037,874 for the first nine months of 1999. Gross profit as a percentage of product sales for the nine months ended September 30, 2000 decreased to 28% from 50% for the first nine months of 1999. These decreases are primarily attributable to: (i) lower unit prices of AMVISC(R) products under the Company's New BLS

Agreement with Bausch & Lomb Surgical, and (ii) lower manufacturing cost absorption into inventory as the Company scaled down certain manufacturing operations after it became known that the U.S. launch of ORTHVISC would not occur as planned due to unfavorable results of a clinical trial. Cost of goods sold includes approximately $1.1 million for manufacturing costs expensed in the third quarter of 2000 due to the lower production of bulk stage work-in-process. The Company expects that the reduction in unit prices from Bausch & Lomb Surgical and continued scaled down manufacturing operations will adversely effect gross profits through mid 2001. (See "Risk Factors and Certain Factors Affecting Future Operating Results--Dependence Upon Marketing Partners"). These steps, however, may not be sufficient to reduce manufacturing costs.

      Research and Development. Research and development expenses for the three months ended September 30, 2000 decreased by $677,069 to $516,171 from $1,193,240 recorded in the prior year corresponding quarter, reflecting lower ORTHOVISC(R) clinical trial costs. Research and development expenses for the nine months ended September 30, 2000 decreased $88,780, or 3%, compared to the same period in 1999. The Company anticipates that research and development spending will increase in future quarters to reflect planned spending on clinical trials for ORTHOVISC(R) and INCERT-S(R).

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2000 increased by $379,668 or 53% to $1,093,841 from $714,173 in the prior year corresponding quarter. For the nine months ended September 30, 2000, selling, general and administrative expenses increased $805,148 or 36% compared to the same period in the prior year. The increase was primarily attributable to higher professional fees.

      Net Interest Income. The Company's net interest income increased by $63,769 to $301,666 for the three months ended September 30, 2000 from $237,897 in the prior year corresponding quarter. The increase is attributable to higher interest rates on cash deposits and investments. Net interest income for the nine months ended September 30, 2000 was $892,665 compared with $837,926 for the same period in 1999. The increase is attributable to higher interest rates on cash deposits and investments during the first nine months of 2000.

      Income Taxes. The Company recorded minimal income tax expense for the three and nine-month periods ended September 30, 2000 due to the net loss from operations. Income tax expense for the quarter ended September 30, 1999 was minimized due to the cumulative net loss from operations for the year.

Liquidity and Capital Resources

      At September 30, 2000, the Company had cash, cash equivalents and investments of $18.0 million and working capital of $23.0 million versus $20.2 million and $19.0 million, respectively, at December 31, 1999. Investments at September 30, 2000 consist of commercial paper of various maturities of less than one year.

      Cash and investments decreased by $2.2 million during the first nine months of 2000. During this period, the Company's net loss, adjusted for depreciation, amortization and the change on deferred revenue, used $1.6 million in cash; inventory growth used $1.1 million; capital spending used $0.4 million; and other items generated $0.9 million. The Company's inventory levels grew during the first two quarters of 2000 in connection with a planned increase of bulk stage work-in-process inventory to support higher anticipated product demand in connection with the since cancelled U.S. launch of ORTHOVISC(R). In June 2000, the Company commenced actions to reduce inventory levels by utilizing bulk stage work-in-process to meet product delivery requirements. The Company expects to continue to utilize bulk stage work-in-process at least through June 30, 2001.

      In October 1998, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $4 million of Anika common stock with the total number of shares repurchased under the plan not to exceed 9.9% of the total issued and outstanding shares. Through December 31, 1999, the Company had repurchased 762,100 shares at an average cost per share of $5.08 for an aggregate cash purchase price of approximately $3,873,000. During the nine month period ended September 30, 2000, the Company has not repurchased any Anika common stock. During the nine months ended September 2000 the Company received $539,934 from the exercise of stock options.

      In view of the Company's operating performance during year 2000, ongoing efforts to manage costs of manufacturing and inventory levels (as described above), the Company's plans to conduct further clinical trials for ORTHOVISC and other products, and intentions to commit resources to research and development efforts, the Company expects that it will continue to draw upon its cash and investments to finance operations at least through much of year 2001.

      The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors: including market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies; clinical trials and product clearances by the FDA and other agencies; the cost, timing requirements of its efforts to expand its manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products.

Risk Factors and Certain Factors Affecting Future Operating Results

      This Quarterly Report Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "plan", "seek", "hope", "will" and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to statements regarding: future sale and product revenues, negotiations with potential and existing customers, possible development of new products, possible strategic investments, possible regulatory approval of new or potential products, the impact of the termination of the Zimmer Distribution Agreement, acquisition of new distribution and collaboration partners, performance under the New BLS Agreement and the outcome and impact of the SEC investigation and putative class action complaints. The Company's actual results, performance or achievement could differ materially from anticipated results, performance or achievement, expressed or implied in such forward-looking statements. Additional factors that might cause such a difference are set forth herein and in the "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" beginning on page 12 of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

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

      Medical products regulated by the FDA are generally classified as medical devices, drugs and/or biologics. Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for the Company's new products on a timely basis or at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of the Company's product development process which may adversely affect approval of or delay an application or require additional expenditures by the Company. In the event the Company's future products are regulated as human drugs or biologics, the FDA review process typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

      The Company's ORTHOVISC(R) product will have to meet regulatory requirements of a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval (PMA) by the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC(R) in the U.S., it must obtain FDA approval of a PMA. The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company submitted a PMA for ORTHOVISC(R) in December 1997. In October 1998, the Company was notified by the FDA that the Company's PMA application for ORTHOVISC(R) was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC(R). The Company submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. The Company received initial results from the Phase III clinical trial in late May 2000 that did not show sufficient efficacy to support the filing of a PMA application. The Company has evaluated available information and announced its intention to pursue further clinical trials. There can be no assurance that (i) any additional clinical data will support the efficacy of ORTHOVISC(R), (ii) the Company will begin or complete any additional clinical trials of ORTHOVISC(R), (iii) it will be able to successfully complete the FDA approval process, or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There also can be no assurance that any delay in receiving FDA approvals will not adversely affect the Company's competitive position. Furthermore, even if the Company were to receive a PMA approval, the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed.

      The Company's HA products under development, including INCERT-S(R) have not obtained regulatory approval in the U.S. for commercial marketing and sale. The Company believes that INCERT(R) will be regulated as a Class III medical device. In order to undertake clinical trials in the U.S. to support a PMA, the Company is currently evaluating various clinical trial design alternatives. There can be no assurance that the Company will be permitted to undertake clinical trials of this or other future products in the U.S. or that clinical trials will demonstrate that the products are safe and effective or otherwise satisfy the FDA's PMA requirements.

      Orquest has not received regulatory approval in the U.S. for the commercial marketing and sale of OSSIGEL(R). OSSIGEL(R) will be regulated as a Class III medical device with the FDA's Center of Biologics Research and Review as the lead review center. There can be no assurance that clinical trials of OSSIGEL(R) will demonstrate that OSSIGEL(R) is safe and effective or otherwise satisfy FDA requirements.

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

      In addition, all FDA approved products manufactured by the Company must be manufactured in compliance with FDA's Good Manufacturing Practices ("GMP") regulations and, for medical devices, FDA's Quality System Regulations ("QSR"). Ongoing compliance with GMP, QSR and other applicable regulatory requirements is monitored through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. There can be no assurance that the Company will be able to comply with current or future FDA requirements applicable to the manufacture of products.

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

      In addition to regulations enforced by the FDA, the Company is subject to other existing and potential future federal, state, local and foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To enable the Company to market ORTHOVISC(R) in Europe, the Company was required to receive a "CE" marking certification, an international symbol of quality and compliance with the applicable European medical device directive. In October 1996, the Company received an EC Design Examination and an EC Quality System Certificate from a European Notified Body, which entitles the Company to affix a CE marking on ORTHOVISC(R) for the treatment of osteoarthritis in synovial joints. There can be no assurance that the Company will be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of its products or that it will be able to produce its products in a timely and profitable manner while complying with applicable requirements. Federal, state, local and foreign regulations regarding the manufacture and sale of medical products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement also vary widely from country to country.

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

      History of Losses; Uncertainty of Future Profitability. From its inception up until December 31, 1996 and in 1999, the Company had incurred annual operating losses. As of September 30, 2000, the Company had an accumulated deficit of $6,937,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs and to establish sales and marketing capabilities or distribution arrangements. The ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of its products.

      Competition. The Company competes with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than the Company. The Company also competes with academic institutions, governmental agencies and other research organizations, which may be involved in research, development and commercialization of products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular product will depend in part upon the ability of the Company to successfully complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently experiencing pricing pressures in the Turkish market, which may hinder its ability to effectively compete in that market.

      Uncertainty Regarding Success of Clinical Trials. Several of the Company's products, including ORTHOVISC(R), as well as the products of the Company's collaborative partners, including OSSIGEL(R), will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. In late May 2000, the Company's initial analysis of the results of its Phase III clinical trial of ORTHOVISC(R) did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval. The Company has evaluated available information and announced its intention to pursue further clinical trials. There can be no assurance that (i) any additional clinical data will support the efficacy of ORTHOVISC(R), (ii) the Company will begin or complete any additional clinical trials of ORTHOVISC(R), (iii) it will be able to successfully complete the

FDA approval process, or (iv) additional ORTHOVISC(R) clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. In order to undertake clinical trials in the U.S. to support a PMA of INCERT-S(R), the Company is currently evaluating various clinical trial design alternatives. There can be no assurance that the Company or its collaborative partners will not encounter problems that will cause it to delay, suspend or terminate clinical trials. In addition, the Company cannot provide any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

      Dependence Upon Marketing Partners. The Company does not plan to directly market and sell its current products to end-users. Therefore, the Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners. In addition, there can be no assurances that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to the Company. The Company entered into a new supply agreement (the "New BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated in July 2000. Under the terms of the New BLS Agreement, the Company becomes Bausch & Lomb Surgical's exclusive provider of AMVISC(R) and AMVISC(R) Plus, ophthalmic viscoelastic products, in the U.S. and international markets where approved, effective January 1, 2001. The New BLS Agreement expires December 31, 2007, superseding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The New BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The New BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by BLS.

      There can be no assurances that the Company will achieve incremental sales of its ophthalmic products to Bausch & Lomb Surgical and/or other companies sufficient to offset the effects of the price reduction to Bausch & Lomb Surgical. The Company expects that, at least through mid 2001, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. In addition, under certain circumstances, (i) Bausch & Lomb Surgical may have the right to terminate the agreement and/or (ii) the agreement may revert to a non-exclusive basis; in each case, the Company cannot make any assurances that such circumstances will not occur. For the nine months ended September 30, 2000 and 1999, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 58% and 66% of product revenues, respectively. Although the Company intends to seek new opthalmic product customers, there can be no assurances that the Company will be successful obtaining new customers and increased sales.

      The Zimmer Distribution Agreement provided Zimmer with exclusive marketing and distribution rights to ORTHOVISC(R) in the United States, Canada, Latin America, Asia and most of Europe. On November 10, the Company and Zimmer reached an agreement with Zimmer, Inc. for an early termination of its marketing and distribution agreement for ORTHOVISC(R). Under the terms of the termination agreement, Zimmer has the right to distribute ORTHOVISC from its existing inventory through the end of the year in the countries where it is currently sold. The early termination agreement also eliminates, among other things, all obligations with respect to additional milestone payments, minimum purchases, unit pricing adjustments and provides for the disposal of Zimmer units held on Anika premises. The termination is likely to have a material adverse effect on the Company's ability to market ORTHOVISC(R), which may have a material adverse effect on the Company's future operating results. ORTHOVISC(R) sales to Zimmer accounted for 15% of product revenue for the nine months ended September 30, 2000. The Company intends to establish relationships with new distribution partners in regions where Zimmer previously sold the product so physicians and their patients will be able to obtain the product, once Zimmer ceases to distribute ORTHOVISC. There can be no assurance that the Company will be able to identify or engage appropriate distribution or collaboration partners or strategic investment opportunities.

      As a result of the Zimmer Termination Agreement, the Company will not earn any additional milestone payments under the Zimmer Distribution Agreement. In addition, there can be no assurance that the Company will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement. Furthermore, Anika may experience some difficulties or delays in the transfer of existing reimbursement approvals from Zimmer.

      The Company will need to obtain the assistance of additional marketing partners for new products which are brought to market, for the replacement of certain marketing partners, such as Zimmer, and for existing products brought to new markets. There can be no assurance that such additional partners will be available or that such partners will agree to market the Company's products on acceptable terms. The failure to establish strategic partnerships for the marketing and distribution of the Company's products on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. The Company co-owns certain United States patents with claims relating to the chemical modification of HA and certain adhesion prevention and drug delivery uses of HA. Two patents in this portfolio have issued in the year 2000. The Company also solely owns patents directed to certain manufacturing processes. The Company also holds an exclusive license from Tufts University to use technologies claimed in a United States patent application which has been granted a Notice of Allowance from the U.S. Patent Office for the anti-metastasis applications of HA oligosaccharides. The Company's patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any patents, which arise from the Company's licensed application, would provide competitive protection, if at all, only in the United States. The Company has not, to date, pursued foreign patents equivalent to those issued or applied for in the United States.

      Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company received notice from the PTO in 1995 that a third party was attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT(R) for post-surgical adhesion prevention. It is unclear whether an interference will be declared. If an interference is declared it is not possible at this time to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT product, and no assurance can be given that the Company would be successful in any such interference proceeding. If the third-party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of INCERT products, which could have a material adverse effect on the Company's future operating results.

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

      Pursuant to the new BLS Agreement, the Company has agreed to grant Bausch & Lomb Surgical a royalty-free, worldwide, exclusive license to the Company's manufacturing and product inventions, which relate to AMVISC(R) products, effective on December 31, 2007, the termination date of the agreement. Upon expiration of the New BLS Agreement, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC(R) and AMVISC(R) Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

      Third Party Reimbursement and Health Care Cost Containment Initiatives. In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as the Company's products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. The Company depends upon the distributors for its products to secure reimbursement. Reimbursement by third party payors may depend on a number of factors, including the payor's determination that the use of the Company's products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company or its marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by the Company. Outside the U.S., the success of the Company's products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by governments and other third party payors for the Company' products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

      Needs for Additional Funds; Liquidity. The Company had cash, cash equivalents and short-term investments of $18.0 million as of September 30, 2000. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to improve its manufacturing capabilities and cost efficiency, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

      Dependence upon Key Personnel. The Company is highly dependent on the members of its management and scientific staff, the loss of one or more of whom could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires. In particular, the Company can provide no assurances that the results from the recent Phase III clinical trial of ORTHOVISC(R) will not impact its ability to attract and retain the personnel it requires. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Risks Relating to International Operations. During the nine months ended September 30, 2000 and 1999, approximately 28% and 26%, respectively, of the Company's product sales were generated in international markets through marketing partners. The Company's representatives, agents and distributors, which sell products in international markets, are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

      Potential Volatility of Stock Price; No Control Over Market Making. The market price of shares of the Company's Common Stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by the Company or its competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Company's Common Stock. In particular, the Company's stock price declined significantly in October 1998 following the Company's announcement that the FDA had notified the Company that its PMA for

ORTHOVISC(R) was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC(R) and again in May 2000 following the Company's announcements that initial analysis of results from the Phase III clinical trial of ORTHOVISC(R) did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval and that the SEC had issued a formal order of investigation and required the Company to provide information in connection with certain revenue recognition matters. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. The Company's operating results in future quarters may be below the expectations of equity research analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

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

            Possible Adverse Effect of Certain Anti-Takeover Provisions. Certain provisions of the Company's Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of the Company and preventing certain changes in control. These provisions include a classified Board of Directors, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, and the provision that vacancies on the Board of Directors be filled by a majority of the remaining directors. In addition, the Board of Directors adopted a Shareholders Rights Plan in April 1998. The Company also is subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. These provisions could discourage a third party from pursuing a takeover of the Company at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquirer from acquiring control of the Company and its Board of Directors.

            SEC Investigation and Securities Class Action Litigation. The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. These matters, relating to the Company's historical accounting for sales of its product under a long-term supply and distribution agreement, were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. The Company has been cooperating fully. However, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations. Three putative class action lawsuits were filed against the Company. These lawsuits have been consolidated. The consolidated lawsuit is described more fully in Part II under Legal Proceedings. Because this lawsuit is in its preliminary stages, the Company is not able to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

            Reliance On A Small Number of Customers. The Company has historically derived the majority of its revenues from a small number of customers, most of who resell its products to end users and most of who are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase Anika's products would seriously harm Anika's business. For the nine months ended September 30, 2000, Bausch & Lomb Surgical accounted for 58% of product revenues and 45% of the accounts receivable balance and Biomeks, Anika's distributor in Turkey, accounted for 23% of product revenues and 37% of the accounts receivable balance. Accordingly, if present and future customers terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company, the Company will be adversely affected. For example, Anika's Turkish distributor has informed the Company that it wishes to renegotiate its distribution agreement, citing increasing pricing pressures. If the Company accepts terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse affect on Anika's business, financial condition, and/or results of operations. Furthermore, the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition and results of operations. Accordingly, unless and until the Company diversifies and expands its customer base, Anika's future success will significantly depend upon the timing and size of future purchases by its largest customers and the financial and operational success of these customers.

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

            The Company distributes ORTHOVISC(R) through distributors other than Zimmer in territories such as Spain, Portugal, Turkey, Israel and Iceland. Due to the result of the recent U.S. ORTHOVISC(R) Phase III clinical trial, marketing efforts in these countries may be negatively affected. There can be no assurance that past ORTHOVISC(R) sales levels will be maintained or that sales will occur at all in these countries.

PART II: Other Information

ITEM 1. Legal Proceedings

      1. Securities and Exchange Commission Investigation. The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. These matters, relating to the Company's historical accounting for sales of its product under a long-term supply and distribution agreement, were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. The Company has been cooperating fully. However, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

      2. Putative Class Action Complaints. Three putative class action complaints have been filed against the Company, J. Melville Engle and Sean Moran, the Company's former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). The first, filed on or about June 8, 2000, is captioned Casazza, et al. v. Anika Therapeutics, Inc., J. Melville Engle and Sean Moran, Civil Action No. 00-11127-WGY. The second, filed on or about June 26, 2000, is captioned Nemeth-Coslett, et al. v. Anika Therapeutics, Inc., J. Melville Engle and Sean Moran, Civil Action No. 00-11257-WGY. The third, filed on or about August 2, 2000, is captioned Rockefeller, et al. v. Anika Therapeutics, Inc., J. Melville Engle and Sean Moran, Civil Action No. 00-11540-WGY. Each of these putative class action complaints encompasses the same class period and covers almost identical allegations.

            On or about August 7, 2000, David and Vivian West, alleged members of the Class, filed a motion to appoint themselves lead plaintiffs and their law firm lead counsel, as well as a motion for consolidation of the above cases. On or about September 13, 2000, the Court granted David and Vivian West's motions, consolidating the cases and recaptioning the case In re Anika Therapeutics, Inc. Securities Litigation, Civil Action No. 00-11127-WGY. On or about October 30, 2000, lead plaintiffs filed a consolidated amended complaint. The complaint alleges that the Company and the individual defendants violated the federal securities laws by, inter alia, making material misrepresentations and omissions in certain public disclosures during the period between April 15, 1998 and May 30, 2000. The alleged misrepresentations and omissions relate to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. The complaint seeks an unspecified amount of monetary damages, costs and expenses, and equitable and/or injunctive relief to restrict the defendants from disposing of various assets in order to assure adequate funds are available for the claimed damages. The Company plans to defend vigorously the lawsuit. Because the lawsuit is in its preliminary stages, the Company is not able to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

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

      (10)  Material Contracts

            *10.1 Supply Agreement dated as of July 25, 2000 by and between the Company and Bausch & Lomb Surgical, Inc. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment.]

            *10.2 Termination Agreement and Mutual Release dated as of November 10, 2000 by and between the Company and Zimmer, Inc. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment.]

      (27)  Financial Data Schedule.

      *Filed herewith.

(b)   Reports on Form 8-K:               None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on November 14, 2000.

                                                 ANIKA THERAPEUTICS, INC.


November 14, 2000                                By: /s/ Douglas R. Potter
                                                     ---------------------------
                                                     Douglas R. Potter
                                                     Vice President, Finance
                                                     Chief Financial Officer
                                                     Treasurer

                                  EXHIBIT INDEX

  (10)                    Material Contracts

            *10.1 Supply Agreement dated as of July 25, 2000 by and between the Company and Bausch & Lomb Surgical, Inc. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment.]

            *10.2 Termination Agreement and Mutual Release dated as of November 10, 2000 by and between the Company and Zimmer, Inc. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment.]

      *(27) Financial Data Schedule

      *Filed herewith.

(b)   Reports on Form 8-K: None