Form 10-Q
period 2001-03-31
ANIKA THERAPEUTICS INC
filed 2001-05-15
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         At May 7, 2001 there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                    ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                          MARCH 31,              DECEMBER 31,
                                                                            2001                     2000
                                                                         -----------             ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                              $ 6,386,749              $ 8,265,936
  Short term marketable securities                                        10,420,246               10,039,849
  Accounts receivable, net of reserves of $124,000                         1,251,612                1,692,457
  Inventories                                                              4,776,952                4,737,645
  Prepaid expenses and other receivables                                     457,447                  612,890
                                                                         -----------              -----------
      Total current assets                                                23,293,006               25,348,777

Property and equipment, at cost                                            8,755,940                8,621,579
Less: accumulated depreciation                                            (5,722,717)              (5,498,455)
                                                                         -----------              -----------
                                                                           3,033,223                3,123,124
Long term deposits                                                           123,765                  124,600
Notes receivable from officers                                               382,000                  382,000
                                                                         -----------              -----------
Total assets                                                             $26,831,994              $28,978,501
                                                                         ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $   773,821              $   870,502
  Accrued expenses                                                         1,590,917                1,395,677
                                                                         -----------              -----------
      Total current liabilities                                            2,364,738                2,266,179

Commitments and contingencies (Note 9)

Stockholders' equity:
  Redeemable convertible preferred stock, $.01 par value
    authorized 750,000 shares, no shares issued and outstanding                   --                       --
  Undesignated preferred stock, $.01 par value
    authorized 1,250,000 shares, no shares issued and outstanding                 --                       --
  Common stock, $.01 par value: Authorized 30,000,000 shares;
    Issued  9,991,943 shares                                                  99,919                   99,919
  Additional paid-in capital                                              31,735,660               31,735,660
  Treasury stock (at cost, 57,663 shares)                                   (279,756)                (279,756)
  Deferred compensation                                                     (171,184)                (244,549)
  Accumulated deficit                                                     (6,917,383)              (4,598,952)
                                                                         -----------              -----------
      Total stockholders' equity                                          24,467,256               26,712,322
                                                                         -----------              -----------
Total liabilities and stockholders' equity                               $26,831,994              $28,978,501
                                                                         ===========              ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                            2001                  2000
                                                                        -----------            ----------
Product revenue                                                         $ 2,178,617            $2,620,833
Licensing revenue                                                                --               100,000
                                                                        -----------            ----------
  Total revenue                                                           2,178,617             2,720,833
Cost of product revenue                                                   1,968,948             1,232,968
                                                                        -----------            ----------
        Gross profit                                                        209,669             1,487,865
Operating expenses:
   Research & development                                                 1,347,870             1,313,738
   Selling, general & administrative                                      1,452,810               999,462
                                                                        -----------            ----------
Total operating expenses                                                  2,800,680             2,313,200

Loss from operations                                                     (2,591,011)             (825,335)
    Interest income                                                         272,580               261,248
                                                                        -----------            ----------
Loss before provision for income taxes                                   (2,318,431)             (564,087)
Provision for income taxes                                                       --                    --
                                                                        -----------            ----------
   Net loss                                                             $(2,318,431)           $ (564,087)
                                                                        ===========            ==========


                                                                        -----------            ----------
Basic and diluted loss per share                                        $     (0.23)           $    (0.06)
                                                                        ===========            ==========

Shares used for computing basic and diluted earnings per share            9,934,280             9,804,284
                                                                        ===========            ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                    ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                     2001                2000
                                                                               ---------------     ----------------
Cash flows from operating activities:

Net loss                                                                          $(2,318,431)     $  (564,087)
Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization                                                224,262          214,529
         Amortization of deferred compensation                                         73,366           77,842
         Changes in operating assets and liabilities:
              Accounts receivable                                                     440,844          294,525
              Inventories                                                             (39,307)      (1,299,293)
              Prepaid expenses                                                        155,443          246,024
              Accounts payable                                                        (96,681)        (207,668)
              Accrued expenses                                                        195,240          202,418
              Deferred revenue                                                             --          540,735
                                                                                  -----------      -----------
Net cash used for operating activities                                             (1,365,264)        (494,975)
                                                                                  -----------      -----------

Cash flows from investing activities:
         Proceeds of short-term marketable securities                               7,039,849        3,025,324
         Purchase of short term marketable securities                              (7,420,246)              --
         Purchase of property and equipment                                          (134,361)         (90,957)
         Notes receivable from officers                                                    --           59,000
         Deposits                                                                         835               --
         Purchase of long term marketable securities                                       --          (88,436)
                                                                                  -----------      -----------
Net cash (used for) provided by investing activities                                 (513,923)       2,904,931
                                                                                  -----------      -----------

Cash flows from financing activities:
         Proceeds from exercise of stock options and warrants                              --           95,650
                                                                                  -----------      -----------
Net cash provided by financing activities                                                  --           95,650
                                                                                  -----------      -----------
Increase (decrease) in cash and cash equivalents                                   (1,879,187)       2,505,606
Cash and cash equivalents at beginning of period                                    8,265,936        6,440,705
                                                                                  -----------      -----------
Cash and cash equivalents at end of period                                        $ 6,386,749      $ 8,946,311
                                                                                  ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                            ANIKA THERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

         Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC(R) is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC(R) is currently limited to investigational use. The Company manufactures AMVISC(R) and AMVISC(R) Plus for Bausch & Lomb Surgical, which are HA products used as viscoelastic supplements in ophthalmic surgery. STAARVISC(R)II, an injectable ophthalmic viscoelastic is produced for STAAR Surgical Company. The Company is currently evaluating product development activities for INCERT(R)-S, which is an HA based product designed for use in the prevention of post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL(R), an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate the healing of bone fractures.

         The accompanying financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. (See "Risk Factors and Certain Factors Affecting Future Operating Results" below.)

2. BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and the cash flows for the three months ended March 31, 2001 and 2000.

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

SHORT-TERM MARKETABLE SECURITIES

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

         Short-term marketable securities consist of commercial paper with maturities within twelve months of the balance sheet date. The Company classifies these short-term marketable securities as held to maturity, and accordingly they are carried at amortized costs. Aggregate fair value, amortized cost and average maturity for marketable securities held at March 31, 2001 and December 31, 2000 are as follows:


                                                                          MARCH 31, 2001
                                                         ----------------------------------------------------
                                                            AMORTIZED      GROSS UNREALIZED
                                                              COST           HOLDING GAIN        FAIR VALUE
                                                              ----           ------------        ----------
Commercial Paper (weighted average maturity of
  3.4 months)......................................        $10,420,246         $51,069          $10,471,315
                                                           ===========         =======          ===========



                                                                         DECEMBER 31, 2000
                                                         ----------------------------------------------------
                                                            AMORTIZED      GROSS UNREALIZED
                                                              COST           HOLDING GAIN        FAIR VALUE
                                                              ----           ------------        ----------
Commercial Paper (weighted average maturity of
  3.4 months)......................................        $10,039,849         $82,384          $10,122,233
                                                           ===========         =======          ===========

         During the first quarter of 2001, securities classified as held to maturity, with an amortized cost aggregating $7,039,849, including interest and realized gains of $191,788 which are included in interest income on the Consolidated Statement of Operations, matured during the year.

FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short-term marketable securities, accounts receivable, notes receivable from officers and accounts payable. The estimated fair values of the Company's other financial instruments approximate their carrying values.

INVENTORIES

         Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

REVENUE RECOGNITION

            Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC(R) products, HYVISC(R) and ORTHOVISC(R). ORTHOVISC(R) is sold through several distribution and logistic arrangements. Advanced payments received for products are recorded as deferred revenue and are recognized when the product is shipped.

            The Company adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its 1999 operating results. SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution, and marketing agreements, including $2,500,000 and $1,500,000 received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. These amounts were previously recognized in the period received. In accordance with SAB 101, issued in December 1999, the Company recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. Amounts received and deferred to future periods was $3,225,000 at December 31, 1999. The Company has recognized as revenue $100,000 of the payments in each of the quarters ended from March 31, 1999 through September 30, 2000. As a result of the early termination of the Zimmer Distribution Agreement, the remaining non-refundable up-front payments in deferred revenue of $2,925,000 was recorded as revenue in the fourth quarter of 2000.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment...................... 3-10 years
Furniture and fixtures....................... 3-5 years
Leasehold improvements....................... Shorter of estimated useful life or life of lease

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2001, the Company did not record any losses on impairment.

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

REPORTING COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 2001 and 2000.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance. The Company's chief decision-making group consists of the chief executive officer and the chief financial officer. Based on the criteria established by SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has one reportable operating segment, the results of which are disclosed in the accompanying financial statements. Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

         Revenues by geographic location in total and as a percentage of total revenues are as follows for the three months ended March 31, 2001 and 2000, respectively:


                                                       THREE MONTHS ENDED MARCH 31,
Geographic location:                             2001                               2000
                                     ------------------------------------------------------------------
                                                        Percent of                           Percent of
                                         Revenue          Revenue            Revenue          Revenue
                                     ------------------------------------------------------------------
United States                           $1,440,482         66.12%           $2,201,333         80.91%
Middle East                                411,950         18.91%              517,500         19.02%
Other/Europe                               326,185         14.97%                2,000          0.07%
                                     ------------------------------------------------------------------
   Total                                $2,178,617        100.00%           $2,720,833        100.00%
                                     ==================================================================

         Product revenue by significant customers is as follows:


                                                                   Percent of Product Revenue
                                                                   Three Months ended March 31,
                                                                         2001          2000
                                                                   ----------------------------

AMVISC(R):
Bausch & Lomb                                                           60.1%          71.7%

ORTHOVISC(R):
Pharmaren AG (Formerly Biomeks)                                         18.2%          14.0%
                                                                   ----------------------------
                                                                        78.3%          85.7%
                                                                   ============================

4. EARNINGS PER SHARE

         The Company reports earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share.

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share. Accordingly, diluted weighted average shares outstanding of 9,934,280 for the three months ended March 31, 2001 exclude 18,022 potential common shares related to outstanding stock options as of March 31, 2001, because to include them would have been antidilutive for the period presented.

5. INVENTORIES

         Inventories consist of the following:


                                                        MARCH 31,      DECEMBER 31,
                                                          2001             2000
                                                   --------------------------------
Raw Materials                                          $ 1,585,169     $ 1,386,504
Work in-process                                          2,971,239       3,169,358
Finished goods                                             220,544         181,783
                                                   --------------------------------
Total                                                  $ 4,776,952     $ 4,737,645
                                                   ================================


6. PROPERTY & EQUIPMENT

         Property and equipment is stated at cost and consists of the following:


                                                        MARCH 31,      DECEMBER 31,
                                                          2001             2000
                                                   --------------------------------
Machinery and equipment                                $ 5,244,518     $ 6,071,812
Furniture and fixtures                                     683,314         670,923
Leasehold improvements                                   2,828,108       1,878,844
                                                   --------------------------------
                                                         8,755,940       8,621,579
                                                   --------------------------------
Less accumulated depreciation                           (5,722,717)     (5,498,455)
                                                   --------------------------------
Total                                                  $ 3,033,223     $ 3,123,124
                                                   ================================

         Costs of $835,000 for a clean room had previously been included in Machinery and equipment. It has been reclassified as a Leasehold improvement upon its completion in Q1 2001.

7. NOTES RECEIVABLE FROM OFFICERS

      Notes receivable from officers consists of loans made to three officers and one former officer. The loan amounts are generally due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. The note receivable from the former officer is secured by a mortgage on the person's primary residence. A portion of a note to one officer is also secured by a mortgage on the officer's primary residence. Interest accrues at annual rates between 5.54% to 6.22% and is payable monthly over the term of the loans.

8. LICENSING AND DISTRIBUTION AGREEMENT

         In July 2000, the Company entered into a new seven-year supply agreement (the "BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb. Under the terms of the BLS Agreement, effective January 1, 2001, the Company became Bausch & Lomb's exclusive provider of AMVISC(R) and AMVISC(R) Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The BLS Agreement expires December 31, 2007, superceding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by BLS. For the three months ended March 31, 2001, revenue under the BLS Agreement was $1,321,232.

9. LEGAL MATTERS

            SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. The SEC had issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. These matters, relating to the Company's historical accounting for sales of its product under a long-term supply and distribution agreement with Zimmer, Inc., were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. The Company has been cooperating fully. However, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

            PUTATIVE CLASS ACTION COMPLAINTS. Three putative class action complaints have been filed against the Company, J. Melville Engle, and Sean Moran, the Company's former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). The first, filed on or about June 8, 2000, is captioned CASAZZA, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN, Civil Action No. 00-11127-WGY. The second, filed on or about June 26, 2000, is captioned NEMETH-COSLETT, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN, Civil Action No. 00-11257-WGY. The third, filed on or about August 2, 2000, is captioned ROCKEFELLER, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN, Civil Action No. 00-11540-WGY. Each of these putative class action complaints encompasses the same class period and covers almost identical allegations. On or about August 7, 2000, David and Vivian West, alleged members of the Class, filed a motion to appoint themselves lead plaintiffs, and their law firm, lead counsel; as well as a motion for consolidation of the above cases. On or about September 13, 2000, the Court granted David and Vivian West's motions, consolidated the cases and recaptioned the case IN RE ANIKA THERAPEUTICS, INC. SECURITIES LITIGATION, Civil Action No. 00-11127-WGY. On or about October 30, 2000, lead plaintiffs filed a consolidated amended complaint. The complaint alleges that the Company and the individual defendants violated the federal securities laws by, INTER ALIA, making material misrepresentations and omissions in certain public disclosures during the period between April 15, 1998 and May 30, 2000. The alleged misrepresentations and omissions relate to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. The complaint seeks an unspecified amount of monetary damages, costs and expenses, and equitable and/or injunctive relief to restrict the defendants from disposing of various assets in order to assure adequate funds are available for the claimed damages. On December 14, 2000, the Company, Mr. Engle and Mr. Moran each filed motions to dismiss the consolidated amended complaint. On January 29, 2001, plaintiffs' counsel filed oppositions to defendants' motions to dismiss. The Defendants filed reply briefs on February 12, 2001.

            The parties have negotiated and entered into an agreement in principle to settle the action (the "Memorandum of Understanding"), which sets forth the terms of the proposed settlement, subject to approval by the Court. As part of the proposed settlement, defendants would pay a total of $1.25 million into a settlement fund, which would, among other things, be used to pay authorized members of the Class. The Memorandum of Understanding and the proposed settlement will be contingent upon, among other things, (i) the parties execution of an appropriate Stipulation of Settlement which is acceptable to the parties; (ii) conditional certification of the Class for purposes of the Settlement, (iii) Court approval of the Settlement; and (iv) dismissal of the Action with prejudice. The Company is not able to provide any assurances that
(i) the proposed settlement will be consummated or (ii) the terms of any final settlement will not differ from the terms of the Memorandum of Understanding. Accordingly, the Company has not recorded a liability for the proposed settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ANIKA THERAPEUTICS, INC. AND THE NOTES THERETO AS WELL AS THE "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" HEREIN.

         The Company receives a substantial portion of its revenue from the sale of AMVISC(R) and AMVISC(R)Plus to Bausch & Lomb Surgical. For the three months ended March 31, 2001 and 2000, AMVISC sales accounted for 60.1% and 71.7% of product revenue, respectively.

RESULTS OF OPERATIONS

         PRODUCT REVENUE. Product revenue for the three months ended March 31, 2001 decreased by $442,216 or 16.9%, compared with the first quarter of 2000. Sales of AMVISC products to Bausch & Lomb are the principal element of this decrease due primarily to a reduction in unit prices beginning April 1, 2000 in connection with a new long-term distribution agreement with Bausch & Lomb. ORTHOVISC sales in Europe and Canada through third party logistics agents totaled approximately $300,000 in the first quarter of 2001. These sales channels were established following the termination of the ORTHOVISC distribution agreement with Zimmer Corporation in the fourth quarter of 2000.

         LICENSING FEES. There were no licensing fees for the three months ended March 31, 2001 due to the termination of the Zimmer Distribution Agreement on November 10, 2000. For the three months ended March 31, 2000, licensing fees of $100,000 represented the annual amortization of amounts received in 1997 and 1998.

         GROSS PROFIT. Gross profit for the three months ended March 31, 2001 was $209,669, a decrease of $1,278,196 or 86% from $1,487,865 recorded in the corresponding quarter of 2000. Gross profit as a percentage of product sales for the three months ended March 31, 2001 was 9.6% compared to 53% in the prior year corresponding quarter, as a result of reduced unit selling prices to Bausch and Lomb and reduced manufacturing cost performance. Costs of sales includes approximately $700,000 in the first quarter of 2001 attributable to underutilization of manufacturing capacity resulting from the Company's efforts to reduce work-in-process and other inventory that had been produced through mid-2000 in anticipation of ORTHOVISC product launch in the U.S. market. The Company expects to continue to experience the impacts of this underutilization through mid-2001.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2001 increased by $34,132 to $1,347,870 from $1,313,738 in the prior year corresponding quarter. The increase in research and development during 2001 was primarily due to approximately $700,000 in startup costs associated with the new ORTHOVISC(R) Phase III clinical trials and development costs for INCERT. Research and development expenses during 2001 are expected to be approximately twice the level of spending in 2000 due to clinical trial costs, as well as expected additions to headcount.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $453,348 or 45.4% to $1,452,810 from $999,462 in the prior year corresponding quarter. The increase was primarily attributable to higher professional fees associated with the putative class action suit described in Note 9--"Legal Matters" and certain corporate matters. Selling, general and administrative expenses for the first quarter of 2001 also included approximately $200,000 to support the sales and marketing of ORTHOVISC(R) in Europe and Canada.

         INTEREST INCOME. The Company's interest income increased by $11,332 to $272,580 for the three months ended March 31, 2001 from $261,248 in the prior year corresponding quarter. The increase is attributable to slightly higher average balances in marketable securities in 2001 versus 2000 and higher average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had cash, cash equivalents and short term marketable securities of $16.8 million and working capital of $20.9 million versus cash, cash equivalents and short-term marketable securities of $18.3 million and working capital of $23.1 million at December 31, 2000.

         During the first quarter of 2001, the Company utilized $1,365,264 in operations, primarily as a result of the net loss, partially offset by the reductions of accounts receivable and certain other working capital items.

         Capital expenditures were $134,361 during the quarter. As previously disclosed, the company is planning certain pilot laboratory projects amounting to approximately $500,000 that would result in additional capital spending during the remainder of 2001. Aggregate capital investments for 2001 are expected to be approximately $1 million.

         As described in financial statement Note 9 - "Legal Matters", the Company is a defendant in a putative class action lawsuit. The parties have negotiated and entered into a Memorandum of Understanding, which sets forth the terms of the proposed settlement, subject to approval by the Court. As part of the proposed settlement, defendants would pay a total of $1.25 million into a settlement fund, which would, among other things, be used to pay authorized members of the Class. The Memorandum of Understanding and the proposed settlement will be contingent upon, among other things, (i) the parties execution of an appropriate Stipulation of Settlement which is acceptable to the parties; (ii) conditional certification of the Class for purposes of the Settlement, (iii) Court approval of the Settlement; and (iv) dismissal of the Action with prejudice. The Company is not able to provide any assurances that
(i) the proposed settlement will be consummated or (ii) the terms of any final settlement will not differ from the terms of the Memorandum of Understanding. Accordingly, the Company has not recorded a liability for the proposed settlement.

         The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies; clinical trials and product clearances by the FDA and other agencies; the cost, and timing requirements of its efforts to expand its manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; defending, negotiating, and settling legal matters; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products. There can be no assurance that the company will record profits in future periods. See "Risk Factors and Certain Other Factors Affecting Future Operating Results - History of Losses; Uncertainty of Future Profitability."

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         THIS QUARTERLY REPORT FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "PLAN," "SEEK," "HOPE," "WILL" AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF, OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING BUT NOT LIMITED TO STATEMENTS REGARDING: FUTURE SALE AND PRODUCT REVENUES, NEGOTIATIONS WITH POTENTIAL AND EXISTING CUSTOMERS, POSSIBLE DEVELOPMENT OF NEW PRODUCTS, POSSIBLE STRATEGIC INVESTMENTS, POSSIBLE REGULATORY APPROVAL OF NEW OR POTENTIAL PRODUCTS, THE IMPACT OF THE TERMINATION OF THE ZIMMER DISTRIBUTION AGREEMENT, ACQUISITION OF NEW DISTRIBUTION AND COLLABORATION PARTNERS, PERFORMANCE UNDER THE BLS AGREEMENT AND THE OUTCOME AND IMPACT OF THE SEC INVESTIGATION AND PUTATIVE CLASS ACTION COMPLAINT. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT COULD DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL: (i) BEGIN CLINICAL TRIALS OF INCERT(R)-S; (ii) SUCCESSFULLY COMPLETE CLINICAL TRIALS OF ORTHOVISC(R) OR INCERT(R)-S; (iii) OBTAIN CLINICAL DATA TO SUPPORT A PRE-MARKET APPROVAL APPLICATION AND/OR FDA APPROVAL; (iv) RECEIVE FDA OR OTHER REGULATORY APPROVALS OF ORTHOVISC(R) OR THAT SUCH APPROVALS WILL BE OBTAINED IN A TIMELY MANNERS OR WITHOUT THE NEED FOR ADDITIONAL CLINICAL TRIALS. THERE CAN BE NO ASSURANCE THAT THE TERMINATION OF THE DISTRIBUTION AGREEMENT WITH ZIMMER WILL NOT HAVE A MATERIAL ADVERSE IMPACT ON SALES OR DISTRIBUTION OF ORTHOVISC(R) OR THAT THE COMPANY WILL BE ABLE TO IDENTIFY OR ENGAGE APPROPRIATE DISTRIBUTION OR COLLABORATION PARTNERS FOR SALES OF ORTHOVISC(R) OR INCERT(R)-S OR EFFECTIVELY TRANSITION THE DISTRIBUTION OF ORTHOVISC(R) OR INCERT(R)-S TO SUCH DISTRIBUTORS, ONCE ENGAGED. IN ADDITION, THERE CAN BE NOT ASSURANCE THAT ANY DELAY IN RECEIVING ANY SUCH APPROVALS WILL NOT ADVERSELY EFFECT THE COMPANY'S COMPETITIVE POSITION OR, IF COMPLETED, MEANINGFUL SALES OF THE PRODUCTS WILL BE ACHIEVED. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVENTORY REDUCTION OR OTHER EFFORTS WILL RESULT IN IMPROVED GROSS MARGINS BY MID - 2001 OR EVER. THERE CAN BE NOT ASSURANCES THAT: (i) THE COMPANY WILL ACHIEVE INCREMENTAL SALES OF THIS OPHTHALMIC PRODUCTS TO BAUSCH & LOMB SURGICAL AND/OR OTHER COMPANIES SUFFICIENT TO OFFSET THE EFFECTS OF THE PRICE REDUCTION AND ROYALTIES TO BE PAID TO BAUSCH & LOMB SURGICAL (ii) BAUSCH & LOMB SURGICAL WILL MAKE PURCHASES IN ACCORDANCE WITH ITS FORECASTS. FURTHERMORE, THE COMPANY CANNOT MAKE ANY ASSURANCE THAT THE CURRENT LEVELS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WILL NOT CONTINUE. ADDITIONAL FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE SET FORTH HEREIN AND IN THE "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 10 OF THIS QUARTERLY REPORT ON FORM 10-Q AS WELL AS THOSE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND THE COMPANY'S PRESS RELEASES AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OF OTHERWISE.

         COMPREHENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. The Company's products, product development activities, manufacturing processes, and current and future sales and marketing are subject to extensive and rigorous regulation by the Food & Drug Administration (FDA) and comparable agencies in foreign countries. In the United States, the FDA regulates the marketing, advertising, promotion, and distribution of medical devices, drugs, and biologics, as well as testing, safety, effectiveness, clearance, approval, manufacturing, labeling, packing, storage, record keeping, and reporting activities for such products.

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

            The Company's ORTHOVISC(R) product will have to meet regulatory requirements of a Class III device by the FDA. Class III devices are those that generally must receive pre-market approval (PMA) by the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC(R) in the U.S., it must obtain a PMA. The PMA process can be expensive, uncertain and lengthy. A number of devices for which PMAs have been sought have never been approved for marketing. The review of an application often occurs over a protracted time period and may take two years or more from the filing date to complete. The Company submitted a PMA application for ORTHOVISC(R) in December 1997. In October 1998, the Company was notified by the FDA that the Company's PMA application for ORTHOVISC(R) was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC(R). The Company submitted an Investigational Device Exemption (IDE) to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. The Company received initial results from the Phase III clinical trial in late May 2000 that the Company determined did not show sufficient efficacy to support the filing of a PMA application. The Company has evaluated available information and announced its intention to pursue further clinical trials. In February 2001, the Company commenced another Phase III clinical trial of ORTHOVISC(R). The trial is being conducted in up to 20 centers in the U.S. and Canada, with 360 patients expected to be enrolled, and with evaluation over a six-month period following treatment. There can be no assurance that (i) any additional clinical data will support the efficacy of ORTHOVISC(R), (ii) the Company will complete any additional clinical trials of ORTHOVISC(R), (iii) the Company will be able to successfully complete the FDA approval process, or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There also can be no assurance that any delay in receiving FDA approvals will not adversely affect the Company's competitive position. Furthermore, even if the Company were to receive a PMA approval, (i) the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed; (ii) the approval may include other significant conditions to approval such as post-market testing, tracking, or surveillance requirements; and (iii) the Company may not be able to achieve meaningful sales in the U.S.

            The Company's HA product under development, INCERT(R)-S, has not obtained regulatory approval in the U.S. for commercial marketing and sale. The Company believes that INCERT(R)-S will be regulated as a Class III medical device and will require a PMA prior to marketing. The Company has received IDE approval from the FDA and is evaluating product development activities, including the prospects for conducting clinical trials for INCERT(R)-S. There can be no assurance that (i) the Company will begin or successfully complete clinical trials oF INCERT(R)-S; (ii) the clinical data will support the efficacy of INCERT(R)-S; (iii) it will be able to successfuLlY complete the FDA approval process; or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There also can be no assurance that any delay in receiving FDA approvals will not adversely affect our competitive position. Furthermore, even if we received FDA approval, (i) the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed, (ii) the approval may include other significant conditions of approval such as post-market testing, tracking, or surveillance requirements; and /or (iii) meaningful sales of INCERT(R)-S may never be achieved.

            Orquest has not received regulatory approval in the U.S. for the commercial marketing and sale of OSSIGEL(R). The Company believes that OSSIGEL(R) will be regulated as a Class III medical device with the FDA's Center of Biologics Research and Review as the lead review center and will require a PMA prior to marketing. There can be no assurance that clinical trials of OSSIGEL(R) will demonstrate that OSSIGEL(R) is safe and effective or otherwise satisfies FDA requirements.

            Once obtained, marketing approval can be withdrawn by the FDA for a number of reasons, including, among other things, the failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval. The Company may be required to make further filings with the FDA under certain circumstances. The FDA's regulations require a PMA supplement for certain changes if they affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications. Changes in manufacturing that effect safety and effectiveness, may be deemed approved after a 30-day notice unless the FDA requests a supplement. Failure by the Company to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, may have a material adverse effect on the Company's business, financial condition, and results of operations. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. Significant delay or cost in obtaining, or failure to obtain FDA approval to market products, any FDA limitations on the use of the Company's products, or any withdrawal or suspension of approval or rescission of approval by the FDA could have a material adverse effect on the Company's business, financial condition, and results of operations.

            In addition, all FDA approved or cleared products manufactured by the Company must be manufactured in compliance with FDA's Good Manufacturing Practices (GMP) regulations and, for medical devices, FDA's Good Manufacturing Practices/Quality System Regulations (GMP/QSR). Ongoing compliance with GMP/QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. There can be no assurance that the Company will be able to comply with current or future FDA requirements applicable to the manufacture of products.

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

         HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception, up until December 31, 1996 and in 1999 and 2000, the Company had incurred annual operating losses. As of March 31, 2001, the Company had an accumulated deficit of approximately $6,917,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements. The ability of the Company to reach sustained profitability is highly uncertain. To achieve sustained profitability the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of its products.

         COMPETITION. The Company competes with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than the Company. The Company also competes with academic institutions, governmental agencies and other research organizations which may be involved in research, development and commercialization of products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular product will depend in part upon the ability of the Company to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently experiencing pricing pressures in the Turkish market from increased competition which may hinder its ability to effectively compete in that market. As a result, prices to our Turkish distribution have decreased.

            UNCERTAINTY REGARDING SUCCESS OF CLINICAL TRIALS. Several of the Company's products, including ORTHOVISC(R), as well as the products of the Company's collaborative partners, including OSSIGEL(R), will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. In late May 2000, the Company's initial analysis of the results of its second Phase III clinical trial of ORTHOVISC(R) did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval. The Company has evaluated available information and announced the commencement of further clinical trials. The Company has received Investigational Device Exemption (IDE) approval from the FDA. There can be no assurance that (i) any additional clinical data will support the efficacy of ORTHOVISC(R), (ii) the Company will begin clinical trials of INCERT(R)- S or complete any additional clinical trials of ORTHOVISC(R) or INCERT(R)- S, (iii) it will be able to successfully complete the FDA approval process FoR either ORTHOVISC(R) or INCERT(R)- S, or (iv) additional ORTHOVISC(R) or INCERT(R)- S clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There can be no assurance that the Company or its collaborative partners will not encounter problems that will cause it to delay, suspend or terminate clinical trials. In addition, the Company cannot provide any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

            DEPENDENCE UPON MARKETING AND DISTRIBUTION PARTNERS. The Company's success will be dependent upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners.

            In addition, there can be no assurances that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to the Company. Under the terms of the BLS Agreement, effective January 1, 2001, the Company became Bausch & Lomb Surgical's exclusive provider of AMVISC(R) and AMVISC(R) Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The BLS Agreement expires December 31, 2007, superseding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by the Company. In exchange, the Company agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by BLS.

            The Company has not achieved incremental sales of its ophthalmic products to Bausch & Lomb Surgical and/or other companies sufficient to offset the effects of the price reduction to Bausch & Lomb Surgical and there can be no assurances that the Company will be able to do so in the future. The Company expects that, at least through 2001, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. In addition, under certain circumstances, (i) Bausch & Lomb Surgical may have the right to terminate the agreement and/or (ii) the agreement may revert to a non-exclusive basis; in each case, the Company cannot make any assurances that such circumstances will not occur. For the three months ended March 31, 2001 and 2000, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 60.1% and 71.7% of product revenues, respectively. Although the Company intends to continue to seek new opthalmic product customers, there can be no assurances that the Company will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

            The Zimmer Distribution Agreement provided Zimmer with exclusive marketing and distribution rights to ORTHOVISC(R) in the United States, Canada, Latin America, Asia and most of Europe. On November 10, 2000, the Company reached an agreement with Zimmer, Inc. for an early termination of its marketing and distribution agreement for ORTHOVISC(R). The termination may have a material adverse effect on the Company's ability to market ORTHOVISC(R), which may have a material adverse effect on the Company's future operating results. The Company has relationships with logistics service providers in order to distribute ORTHOVISC(R) to customers in Canada and European countries previously served by Zimmer. The Company is seeking to establish long-term relationships with new distribution partners in these countries where Zimmer previously sold the product. There can be no assurance that the Company will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that the Company will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement. Furthermore, the Company may experience some difficulties or delays in the transfer of existing business relationships and reimbursement approvals from Zimmer.

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

            The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. It filed five (5) patent applications in the first quarter of 2001. The Company co-owns certain United States patents with claims relating to the chemical modification of HA and certain adhesion prevention and drug delivery uses of HA. Two patents in this portfolio were issued in the year 2000. The Company also solely owns patents directed to certain manufacturing processes. The Company holds an exclusive license from Tufts University to use technologies claimed in a United States patent application which has been granted a Notice of Allowance from the U.S. Patent Office for the anti-metastasis applications of HA oligosaccharides. The Company's patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any licensed patents would provide competitive protection, if at all, only in the United States. The Company has not, to date, pursued foreign patents equivalent to those issued or applied for in the United States.

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

         NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short-term marketable securities of $16.8 million as of March 31, 2001. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies; the cost and timing of its efforts to expand its manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

         RISKS RELATING TO INTERNATIONAL OPERATIONS. During the three months ended March 31, 2001 and 2000, approximately, 33.9% and 19.7%, respectively, of the Company's product sales were generated in international markets through marketing partners. The Company's representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition and results of operations.

            POTENTIAL VOLATILITY OF STOCK PRICE; NO CONTROL OVER MARKET MAKING. The market price of shares of the Company's common stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by the Company or its competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Company's common stock. In particular, the Company's stock price declined significantly in October 1998 following the Company's announcement that the FDA had notified the Company that its PMA for ORTHOVISC(R) was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC(R). The stock price declined again in May 2000 following the Company'S announcements that initial analysis of results from the Phase III clinical trial of ORTHOVISC(R) did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval, and that the SEC had issued a formal order of investigation and required the Company to provide information in connection with certain revenue recognition matters. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. The Company's operating results in future quarters may be below the expectations of equity research analysts and investors. In such event, the price of the common stock would likely decline, perhaps substantially.

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

         SEC INVESTIGATION AND SECURITIES CLASS ACTION LITIGATION. The SEC had issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. These matters, relating to the Company's historical accounting for sales of its product under a long-term supply and distribution agreement with Zimmer, Inc., were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. The Company has been cooperating fully. However, the Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations. Three putative class action lawsuits were filed against the Company. These lawsuits have been consolidated. The parties have negotiated and entered into an agreement in principle to settle the Action (the "Memorandum of Understanding"), which sets forth the terms of the proposed settlement, subject to approval by the Court. As part of the proposed settlement, defendants will pay a total of $1.25 million into a settlement fund, which will, among other things, be used to pay authorized members of the class comprised of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). The Memorandum of Understanding and the proposed settlement will be contingent upon, among other things, (i) the parties execution of an appropriate Stipulation of Settlement which is acceptable to the parties; (ii) conditional certification of the Class for purposes of the Settlement, (iii) Court approval of the Settlement; and (iv) dismissal of the Action with prejudice. The Company is not able to provide any assurances that (i) the proposed settlement will be consummated or (ii) the terms of any final settlement will not differ from the terms of the Memorandum of Understanding. Accordingly, the Company has not recorded a liability for the proposed settlement. The consolidated lawsuit is described more fully in Note 9
- "Legal Matters" to the financial statements.

            RELIANCE ON A SMALL NUMBER OF CUSTOMERS. The Company has historically derived the majority of its revenues from a small number of customers, most of who resell its products to end users and most of who are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase Anika's products would seriously harm Anika's business. For the three months ended March 31, 2001, Bausch & Lomb Surgical accounted for 60.1% of product revenues and 73.95% of the accounts receivable balance and Pharmaren (formerly Biomeks), Anika's distributor in Turkey, accounted for 18.2% of product revenues and none of the accounts receivable balance. Accordingly, if present and future customers terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company, the Company will be adversely affected. If the Company accepts terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse affect on Anika's business, financial condition, and/or results of operations. Furthermore, the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition, and results of operations. Accordingly, unless and until the Company diversifies and expands its customer base, Anika's future success will significantly depend upon the timing and size of future purchases by its largest customers and the financial and operational success of these customers. Product revenue in the future may continue to be impacted by economic uncertainties associated with the Turkish market. Furthermore, 2001 sales to our Turkish distributor are at lowered prices and negotiations are ongoing to establish a new long-term distribution agreement for this territory.

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

            The Company distributes ORTHOVISC(R) in territories such as Spain, Portugal, Turkey, and Israel. Due to the result of the unfavorable results of the U.S. ORTHOVISC(R) Phase III clinical trial announced on May 31, 2000, marketing efforts in these countries may be negatively affected. There can be no assurance that past ORTHOVISC(R) sales levels will be maintained or that sales will occur at all in these countries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter ended March 31, 2001. Currently, the Company does not engage in foreign currency hedging activities.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 9, "Legal Matters" of the financial statements incorporated herein by reference to such financial statements.

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

         (11)     Statement Regarding the Computation of Per Share Earnings

         11.1     See Note 4 to the Financial Statements included herewith.


(b)      Reports on Form 8-K:               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on May 14, 2001.

                        ANIKA THERAPEUTICS, INC.

May 14, 2000            By: /s/  Douglas R. Potter
                            ----------------------------------------------------
                            Douglas R. Potter
                            CHIEF FINANCIAL OFFICER
                            (Principal Financial Officer and Authorized Officer)