Form 10-Q
period 2001-06-30
ANIKA THERAPEUTICS INC
filed 2001-08-14
CIK 898437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-21326

                            ------------------------

                            ANIKA THERAPEUTICS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                MASSACHUSETTS                                   04-3145961
       (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

           236 WEST CUMMINGS PARK,                                 01801
            WOBURN, MASSACHUSETTS                               (Zip Code)
  (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 932-6616

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

                            ------------------------

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

    At August 6, 2001 there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,263,944   $ 8,265,936
  Marketable securities.....................................     7,421,823    10,039,849
  Accounts receivable, net of allowance for doubtful
    accounts of $124,000....................................     1,206,148     1,692,457
  Inventories...............................................     4,624,673     4,737,645
  Prepaid expenses and other current assets.................       475,067       612,890
                                                              ------------   -----------
    Total current assets....................................    21,991,655    25,348,777

  Property and equipment, at cost...........................     9,247,934     8,621,579
  Less: accumulated depreciation............................    (5,969,815)   (5,498,455)
                                                              ------------   -----------
                                                                 3,278,119     3,123,124
  Long term deposits........................................       118,660       124,600
  Notes receivable from officers............................       253,000       382,000
                                                              ------------   -----------
  Total assets..............................................  $ 25,641,434   $28,978,501
                                                              ============   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,651,609   $   870,502
  Accrued expenses..........................................     1,881,041     1,395,677
  Deferred revenue..........................................       237,657            --
                                                              ------------   -----------
    Total current liabilities...............................     3,770,307     2,266,179
                                                              ------------   -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Redeemable convertible preferred stock, $.01 par value
    authorized 750,000 shares, no shares issued and
    outstanding.............................................            --            --
  Undesignated preferred stock, $.01 par value authorized
    1,250,000 shares, no shares issued and outstanding......            --            --
  Common stock, $.01 par value: authorized 30,000,000
    shares; Issued 9,991,943 shares in 2001 and 2000........        99,919        99,919
  Additional paid-in capital................................    31,640,232    31,735,660
  Treasury stock (at cost, 57,663 shares)...................      (279,756)     (279,756)
  Deferred compensation.....................................       (21,477)     (244,549)
  Accumulated deficit.......................................    (9,567,791)   (4,598,952)
                                                              ------------   -----------
    Total stockholders' equity..............................    21,871,127    26,712,322
                                                              ------------   -----------
Total liabilities and stockholder's equity..................  $ 25,641,434   $28,978,501
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                               ------------------------   ------------------------
                                                  2001          2000         2001          2000
                                               -----------   ----------   -----------   ----------
Product revenue..............................  $ 2,919,034   $3,668,765   $ 5,097,652   $6,289,598
Licensing revenue............................           --      100,000            --      200,000
                                               -----------   ----------   -----------   ----------
  Total revenue..............................    2,919,034    3,768,765     5,097,652    6,489,598
Cost of product revenue......................    2,109,049    2,422,617     4,077,997    3,655,585
                                               -----------   ----------   -----------   ----------
    Gross profit.............................      809,985    1,346,148     1,019,655    2,834,013
Operating expenses:
  Research & development.....................      921,325      907,227     2,269,195    2,220,964
  Selling, general & administrative..........    1,858,790      987,151     3,247,364    1,986,613
  Litigation settlement costs................      886,480           --       950,716           --
                                               -----------   ----------   -----------   ----------
Total operating expenses.....................    3,666,595    1,894,378     6,467,275    4,207,577

Loss from operations.........................   (2,856,610)    (548,230)   (5,447,620)  (1,373,564)
  Interest income............................      206,202      329,741       478,781      590,989
                                               -----------   ----------   -----------   ----------
  Net loss...................................  $(2,650,408)  $ (218,489)  $(4,968,839)  $ (782,575)
                                               ===========   ==========   ===========   ==========

Basic and diluted net loss per common
  share......................................  $     (0.27)  $    (0.02)  $     (0.50)  $    (0.08)
                                               ===========   ==========   ===========   ==========

Shares used for computing basic and diluted
  net loss per common share..................    9,934,280    9,918,842     9,934,280    9,847,476
                                               ===========   ==========   ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                  (UNAUDITED)

                                                                 2001          2000
                                                              -----------   -----------
Cash flows from operating activities:
Net loss....................................................  $(4,968,839)  $  (782,575)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization.............................      471,360       444,945
  Amortization of deferred compensation.....................      127,645       193,039
  Forgiveness of debt on officer loans......................      129,000            --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      486,309        (9,177)
    Inventories.............................................      112,972    (1,740,712)
    Prepaid expenses and other current assets...............      137,823       235,312
    Accounts payable........................................      781,107       680,302
    Accrued expenses........................................      485,363      (136,048)
    Deferred revenue........................................      237,657       (32,537)
                                                              -----------   -----------
Net cash used for operating activities......................   (1,999,603)   (1,147,451)
                                                              -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of held-to-maturity marketable
    securities..............................................   12,001,865            --
  Purchase of held-to-maturity marketable securities........   (9,383,839)       61,070
  Purchase of property and equipment........................     (626,355)     (380,296)
  Decrease in long term deposits............................        5,940            --
                                                              -----------   -----------
Net cash provided by (used for) investing activities........    1,997,611      (319,226)
                                                              -----------   -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......           --       495,402
                                                              -----------   -----------
Net cash provided by financing activities...................           --       495,402
                                                              -----------   -----------
Decrease in cash and cash equivalents.......................       (1,992)     (971,275)
Cash and cash equivalents at beginning of period............    8,265,936     6,440,705
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 8,263,944   $ 5,469,430
                                                              ===========   ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                            ANIKA THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. NATURE OF BUSINESS

    Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC(R) is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC(R) is currently limited to investigational use. The Company manufactures AMVISC(R) and AMVISC(R) Plus for Bausch & Lomb Surgical, which are HA products used as viscoelastic supplements in ophthalmic surgery. STAARVISC(R)II, an injectable ophthalmic viscoelastic, is produced for STAAR Surgical Company.

2. BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001 and 2000.

    The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2000, as the same will be amended to reflect the restatement referred to in Note 10 herein. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. (See "Risk Factors and Certain Factors Affecting Future Operating Results".)

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

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MARKETABLE SECURITIES

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable securities consist of commercial paper with maturities within twelve months of the balance sheet date. The Company classifies these marketable securities as held to maturity, and accordingly they are carried at amortized costs. Aggregate fair value, amortized cost and average maturity for marketable securities held at June 30, 2001 and December 31, 2000 are as follows:

                                                      JUNE 30, 2001
                                         ----------------------------------------
                                                          GROSS
                                          AMORTIZED     UNREALIZED
                                            COST       HOLDING GAIN   FAIR VALUE
                                         -----------   ------------   -----------
Commercial Paper (weighted average
  maturity of 2.1 months)..............  $ 7,421,823     $114,099     $ 7,535,922
                                         ===========     ========     ===========

                                                    DECEMBER 31, 2000
                                         ----------------------------------------
                                                          GROSS
                                          AMORTIZED     UNREALIZED
                                            COST       HOLDING GAIN   FAIR VALUE
                                         -----------   ------------   -----------
Commercial Paper (weighted average
  maturity of 3.4 months)..............  $10,039,849     $ 82,384     $10,122,233
                                         ===========     ========     ===========

    During the six months ending June 30, 2001, securities classified as held to maturity with an amortized cost aggregating $12,001,865, including interest and realized gains of $310,020 matured.

FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities, accounts receivable, notes receivable from officers and accounts payable. The estimated fair values of the Company's other financial instruments approximate their carrying values.

REVENUE RECOGNITION

    Product revenue is derived from the sales of AMVISC(R) products, HYVISC(R) and ORTHOVISC(R). ORTHOVISC(R) is sold through several distribution arrangements as well as two outsource order processing arrangements ("logistic agents"). Product revenue is recognized upon shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue is classified as deferred revenue. Sales of product through third party logistics agents in certain markets are recognized in revenue upon shipment by the logistics agent to the customer.

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment.................  3-10 years
Furniture and fixtures..................  3-5 years
                                          Shorter of estimated useful life or life
Leasehold improvements..................  of lease

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the six months ended June 30, 2001, the Company did not identify any impairments.

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

REPORTING COMPREHENSIVE INCOME

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no other items of comprehensive income for the three and six months ended June 30, 2001 and 2000 except for its reported net loss.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-makers, in making decisions regarding how to allocate resources and assess performance. The Company's chief decision-making group consists of two individuals: the chief executive officer and chief financial officer, and the president and chief operating officer. Based on the criteria established by SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has one reportable operating segment, the results of which are disclosed in the accompanying financial

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statements. Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

    Revenues by geographic location in total and as a percentage of total revenues are as follows for the three and six months ended June 30, 2001 and 2000, respectively:

                                  THREE MONTHS ENDED JUNE 30,                              SIX MONTHS ENDED JUNE 30,
                       -------------------------------------------------       -------------------------------------------------
                                2001                      2000                          2001                      2000
                       -----------------------   -----------------------       -----------------------   -----------------------
                                    PERCENT OF                PERCENT OF                    PERCENT OF                PERCENT OF
GEOGRAPHIC LOCATION:    REVENUE      REVENUE      REVENUE      REVENUE          REVENUE      REVENUE      REVENUE      REVENUE
--------------------   ----------   ----------   ----------   ----------       ----------   ----------   ----------   ----------
United States........  $1,955,793      67.00%    $2,531,665      67.17%        $3,396,275      66.62%    $4,732,998      72.93%
Middle East..........          --       0.00%       995,000      26.40%            11,950       0.23%     1,512,500      23.31%
Other/Europe.........     963,241      33.00%       242,100       6.42%         1,689,427      33.14%       244,100       3.76%
                       ----------     ------     ----------     ------         ----------     ------     ----------     ------
  Total..............  $2,919,034     100.00%    $3,768,765     100.00%        $5,097,652     100.00%    $6,489,598     100.00%
                       ==========     ======     ==========     ======         ==========     ======     ==========     ======

    Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the "Other/Europe" category since that time.

                                           PERCENT OF PRODUCT REVENUE    PERCENT OF PRODUCT REVENUE
                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   ---------------------------
                                               2001           2000           2001           2000
                                           ------------   ------------   ------------   ------------
AMVISC(R):
Bausch & Lomb............................      50.9%          50.8%          56.9%          59.5%
ORTHOVISC(R):
Pharmaren AG (Biomeks in Year 2000)......      23.7%          27.1%          22.1%          21.6%
Zimmer...................................       0.0%          12.1%           0.0%           8.5%
Other....................................       9.0%           0.0%          11.5%           0.0%
                                               ----           ----           ----           ----
                                               83.6%          90.0%          90.5%          89.6%
                                               ====           ====           ====           ====

4. EARNINGS PER SHARE

    The Company reports earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share.

    Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share. Accordingly, the dilutive effect of outstanding options totaling 416,500 and 1,255,809, respectively at June 30, 2001 and 2000, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for the periods presented.

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

5. INVENTORIES

    Inventories consist of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
Raw materials.......................................  $1,322,072    $1,386,504
Work in-process                                        2,822,997     3,169,358
Finished goods......................................     479,604       181,783
                                                      ----------    ----------
Total...............................................  $4,624,673    $4,737,645
                                                      ==========    ==========

    Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6. PROPERTY & EQUIPMENT

    Property and equipment is stated at cost and consists of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                     -----------   ------------
Machinery and equipment............................  $ 5,723,630   $ 6,071,812
Furniture and fixtures.............................      695,300       670,923
Leasehold improvements.............................    2,829,004     1,878,844
                                                     -----------   -----------
                                                       9,247,934     8,621,579
                                                     -----------   -----------
Less accumulated depreciation......................   (5,969,815)   (5,498,455)
                                                     -----------   -----------
Total..............................................  $ 3,278,119   $ 3,123,124
                                                     ===========   ===========

    Costs of $835,000 for a clean room under construction had previously been included in machinery and equipment. This amount was reclassified to leasehold improvements upon its completion in the first quarter of Q1 2001.

7. NOTES RECEIVABLE FROM OFFICERS

    Notes receivable from officers of $253,000 consists of loans made to one officer and two former officers. The loan amounts are generally due at the earlier of the end of five years from the date of the note or at the termination of the officers' employment. The notes receivable from the former officers are secured by mortgages on their primary residences. Interest accrues at annual rates between 5.54% to 6.22% and is payable monthly over the term of the loans. In connection with the departure of two former officers in June 2001, notes totaling $129,000 were forgiven. In addition, the maturity of a note in the amount of $75,000 to the Company's former chief executive officer, which is secured by a mortgage on his primary residence, was extended to the earlier of the sale of such residence or March 31, 2002.

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

8. LICENSING AND DISTRIBUTION AGREEMENT

    In July 2000, the Company entered into a seven-year supply agreement (the "BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb. Under the terms of the BLS Agreement, effective January 1, 2001, the Company became
Bausch & Lomb's exclusive provider of AMVISC(R) and AMVISC(R) Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The BLS Agreement expires December 31, 2007, superceding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties to Bausch & Lomb by the Company. In exchange, the Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by BLS. Under the terms of the agreement, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the six months ended June 30, 2001 are subject to possible retroactive price adjustments when the annual unit volume becomes known. In accordance with the Company's revenue recognition policy, any amounts received in excess of revenue recognized is recorded as deferred revenue. At June 30, 2001, the deferred revenue amounted to $237,657.

9. LEGAL MATTERS

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. The Company has been cooperating fully. These matters, relating to the Company's historical accounting for and disclosures concerning sales of ORTHOVISC(R) under a long-term supply and distribution agreement with Zimmer, were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. On August 14, 2001, as a result of the SEC's on-going investigation, the Company, in conjunction with its independent auditors, determined to again restate its financial results for the fourth quarter of 1998 and the first quarter of 1999 (as discussed in Note 10 herein). The Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

    PUTATIVE CLASS ACTION COMPLAINTS. Three putative class action complaints have been filed against the Company, J. Melville Engle, the Company's former chief executive officer, and Sean Moran, the Company's former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). The first, filed on or about
June 8, 2000, is captioned CASAZZA, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN, Civil Action No. 00-11127-WGY. The second, filed on or about June 26, 2000, is captioned NEMETH-COSLETT, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN, Civil Action
No. 00-11257-WGY. The third, filed on or about August 2, 2000, is captioned ROCKEFELLER, ET AL. V. ANIKA THERAPEUTICS, INC., J. MELVILLE ENGLE AND SEAN MORAN, Civil Action No. 00-11540-WGY. Each of these putative class action complaints encompasses the same class period and covers almost identical allegations. On or about August 7, 2000, David and Vivian West, alleged members of the Class, filed a motion to appoint themselves lead plaintiffs, and their law firm, lead counsel; as well as a motion for consolidation of the above cases. On or about September 13, 2000, the Court granted David and Vivian West's motions, consolidated the cases and recaptioned the

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

9. LEGAL MATTERS (CONTINUED)
case IN RE ANIKA THERAPEUTICS, INC. SECURITIES LITIGATION, Civil Action
No. 00-11127-WGY. On or about October 30, 2000, lead plaintiffs filed a consolidated amended complaint. The complaint alleges that the Company and the individual defendants violated the federal securities laws by, INTER ALIA, making material misrepresentations and omissions in certain public disclosures during the period between April 15, 1998 and May 30, 2000. The alleged misrepresentations and omissions relate to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. The complaint seeks an unspecified amount of monetary damages, costs and expenses, and equitable and/or injunctive relief to restrict the defendants from disposing of various assets in order to assure adequate funds are available for the claimed damages. On December 14, 2000, the Company, Mr. Engle and Mr. Moran each filed motions to dismiss the consolidated amended complaint. On January 29, 2001, plaintiffs' counsel filed oppositions to defendants' motions to dismiss. The Defendants filed reply briefs on February 12, 2001.

    Before the Court decided the motions to dismiss, the parties reached agreement on the terms of a potential settlement of the action. Accordingly, the parties negotiated and entered into a Memorandum of Understanding dated
March 8, 2001 and the parties negotiated and entered into a Stipulation and Agreement of Settlement, Compromise and Release ("Stipulation") dated May 25, 2001, which contains the terms of a settlement of the action, subject to approval by the Court.

    The Stipulation was submitted to the Court and, on May 31, 2001, the Court entered an Order of Preliminary Approval in connection with the settlement proceedings. After preliminary approval, plaintiff's counsel sent notice of the proposed settlement to the Class, and the Company paid $1.25 million into a settlement fund that may, among other things, be used to pay authorized members of the Class. The Company entered into an agreement with its directors and officers liability insurer, under which the insurer paid the Company $400,000 in exchange for a release of the insurer's obligations under the policy, which policy's term was from December 1, 1999 to November 30, 2000 and which time period covers the allegations made in the securities class action litigation as well as the SEC investigation. The Company applied the $400,000 to the settlement amount in the shareholder class action lawsuit.

    In the Stipulation, the parties requested that the Court have a Final Settlement Hearing at which, among other things, (i) the Court would certify, for purposes of settlement, the Class, and certify, for purposes of settlement, the Action as a class action; (ii) the Court would finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (iii) the Court would enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court originally scheduled the Final Settlement Hearing for August 8, 2001. Pursuant to the joint request of counsel for the plaintiffs and counsel for the Company, the hearing was extended because of the restatement of financial results for certain prior periods as discussed in Note 10 herein. The Final Settlement Hearing has not yet been rescheduled. The Court has not yet finally approved the Settlement. The Company is not able to provide any assurances that: (i) the proposed settlement will be finally approved by the Court; or (ii) the terms of any final settlement approved by the Court will not differ from the terms of the Stipulation.

                            ANIKA THERAPEUTICS, INC.

                                  (UNAUDITED)

10. RESTATEMENT

    On August 14, 2001, as a result of the SEC's ongoing investigation, the Company announced the restatement of its financial results for the fourth quarter of 1998 and the first quarter of 1999. This restatement involves the timing of recognition of revenues for the sale of ORTHOVISC(R) to Zimmer, formerly an ORTHOVISC(R) distributor. The Company and its independent auditors determined that certain revenue previously recognized in the fourth quarter of 1998 should have been recognized in the first quarter of 1999. Accordingly, revenue for the fourth quarter of 1998 is reduced by $343,000 to $3,060,000 and revenue for the first quarter of 1999 is increased by the same amount to $3,679,000. The impact on earnings in the fourth quarter of 1998 is a reduction of $119,000, or $.01 per share, to income of $489,000. The impact on earnings in the first quarter of 1999 is an increase of $119,000, or $.01 per share, to a loss of $3,050,000. The restated revenue for the years ended December 31, 1998 and 1999 is $12,930,000 and $13,826,000, respectively. The restated results for the years ended December 31, 1998 and 1999 include, respectively, net income of $3,633,000, or $.33 per share, and a net loss of $2,377,000, or $.23 per share. The Company expects to file an amended Form 10-K for the year ended
December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ANIKA THERAPEUTICS, INC. AND THE NOTES THERETO AS WELL AS THE "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" HEREIN.

    The Company derives a substantial portion of its revenue from the sale of AMVISC(R) and AMVISC(R)Plus to Bausch & Lomb Surgical. For the three months ended June 30, 2001 and 2000, AMVISC sales accounted for 50.9% and 50.8% of product revenue, respectively. For the six months ended June 30, 2001 and 2000, AMVISC sales accounted for 56.9% and 59.5% of product revenue, respectively.

RESULTS OF OPERATIONS

    PRODUCT REVENUE. Product revenue for the three months ended June 30, 2001 was $2,919,034, a decrease of $749,731, or 20%, from $3,668,765 recorded in the corresponding quarter of 2000. Product revenue associated with ORTHOVISC(R) decreased by $716,317 in the second quarter of 2001 compared to the second quarter of 2000. Product revenue for the six months ended June 30, 2001 was $5,097,652, a decrease of $1,191,946, or 19%, over the $6,289,598 recorded in the comparable period of the prior year. The decrease was primarily attributable to lower ORTHOVISC(R) sales of $589,006 and lower AMVISC(R) product sales of $749,443. The Company believes that lower ORTHOVISC(R) sales are attributable to reduced sales in Europe and Canada as a result of the termination of the ORTHOVISC(R) distribution agreement with Zimmer, as well as reduced selling prices to another customer. The reduced selling price was negotiated to meet competitive market conditions and is not expected to result in increased volume to offset the price reduction in future periods. AMVISC(R) product sales were lower compared with 2000 as a result of lower unit prices under the BLS Agreement, effective April 1, 2000, partially offset by higher unit volumes.

    LICENSING REVENUE. There was no licensing revenue for the three and six months ended June 30, 2001 due to the termination of the ORTHOVISC distribution agreement on November 10, 2000. For the three and six months ended June 30, 2000, licensing revenues of $100,000 and $200,000, respectively, represented the annual amortization of certain milestone payments received in 1997 and 1998 in connection with terminated ORTHOVISC(R) agreement with Zimmer.

    GROSS PROFIT. Gross profit for the three months ended June 30, 2001 was $809,985, a decrease of $536,163, or 40%, from $1,346,148 recorded in the prior year corresponding quarter. Gross profit for the six months ended June 30, 2001 was $1,019,655 compared with $2,834,013 for the first six months of 2000, a decrease of 36%. These decreases reflect lower sales, as well as lower prices for ORTHOVISC(R) sales to the Company's distributor for the Turkish market, as well as the absence of amortized license fee revenue included in the prior year period. In addition, the first quarter of 2001 reflects lower unit prices for the Company's sales to Bausch and Lomb. Further, costs of sales for the three and six months ending June 30, 2001 includes approximately $500,000 and $1,200,000, respectively, attributable to underutilization of manufacturing capacity resulting from the Company's efforts to reduce work-in-process and other inventory. The Company expects to continue to experience the impacts of this underutilization through 2001.

    RESEARCH & DEVELOPMENT. Research and development expenses for the three months ended June 30, 2001 increased by $14,098 to $921,325 from $907,227 recorded in the corresponding quarter of the prior year. Research and development expenses for the six months ended June 30, 2001 increased $48,231, or 2%, compared to the same period in 2000. Research and development was $426,545 lower in the second quarter of 2001 compared with the first quarter of 2001. The first quarter included approximately $700,000 in startup costs associated with the new ORTHOVISC(R) Phase III clinical trial and development costs for INCERT(R). Enrollment of patients in the ORTHOVISC(R) clinical trial has been slower than the Company had anticipated and this will delay completion of the trial. Costs for INCERT(R) in the second quarter were substantially lower than in the first quarter as the Company is evaluating various development options for this product and its underlying technology, including reconsideration of the Company's previous plans to launch a clinical trial in 2001.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2001 increased by $871,639, or 88%, to $1,858,790 from $987,151 in the corresponding quarter of the prior year. For the six months ended June 30, 2001, selling, general and administrative expenses increased $1,260,751 or 63% compared to the same period in the prior year. The increase was largely attributable to accrued separation costs of $515,000 related to management changes implemented in June 2001. Costs of the management separation include the forgiveness of officer loans totaling $129,000. For the six-month period, professional fees represent approximately $138,000 of the increase in 2001 as compared with 2000.

    LITIGATION SETTLEMENT COSTS. Litigation settlement costs for the three and six months ended June 30, 2001 includes a charge of $850,000, which is the amount of the $1.25 million settlement amount contributed by the Company, in settlement fees, and $36,480 in professional fees related to the putative class action suit. For the six months ended June 30, 2001, professional fees related to the putative class action suit were $100,716. The settlement is subject to final court approval. See Note 9.

    NET INTEREST INCOME. The Company's net interest income decreased by $123,539 to $206,202 for the three months ended June 2001 from $329,741 in the corresponding quarter of the prior year. Net interest income for the six months ended June 30, 2001 was $478,781 compared with $590,989 for the same period in 2000. The decrease is attributable to reduced average cash balances and lower interest rates during the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, the Company had cash, cash equivalents and short term investments of $15.7 million and working capital of $18.2 million versus cash, cash equivalents and short term investments of $18.3 million and working capital of $23.1 million at December 31, 2000. Investments at June 30, 2001 consist of commercial paper of various maturities of less than one year.

    During the first half of 2001, the Company utilized $1,999,603 of cash in operations, primarily related to the net loss, including the payment of $850,000 to the settlement fund in connection with the pending shareholder litigation settlement, and partially offset by the decrease in accounts receivable, and an increase in accounts payable and accrued expenses.

    Capital expenditures were $626,355 during the six month period ended June 30, 2001. Approximately $340,000 of these expenditures was used for the construction of certain pilot laboratory projects, as previously disclosed. Aggregate capital investments for 2001 are expected to be approximately
$1 million.

    As described in financial statement Note 10--"Legal Matters", three putative class action lawsuits have been filed against the Company and former officers of the Company. These lawsuits have been consolidated. The parties negotiated and entered into a Memorandum of Understanding dated March 8, 2001, and the parties negotiated and entered into a Stipulation and Agreement of Settlement, Compromise and Release ("Stipulation") dated May 25, 2001, which contains the terms of a settlement of the action, subject to approval by the Court.

    The Stipulation was submitted to the Court and, on May 31, 2001, the Court entered an Order of Preliminary Approval in connection with the settlement proceedings. After preliminary approval, plaintiff's counsel sent notice of the proposed settlement to the Class, and the Company paid

$1.25 million into a settlement fund that may, among other things, be used to pay authorized members of the Class. The Company entered into an agreement with its directors and officers liability insurer, under which the insurer paid the Company $400,000 in exchange for a release of the insurer's obligations under the policy, which policy's term was from December 1, 1999 to November 30, 2000 and which time period covers the allegations made in the securities class action litigation as well as the SEC investigation. The Company applied the $400,000 to the settlement amount in the shareholder class action lawsuit.

    In the Stipulation, the parties requested that the Court have a Final Settlement Hearing at which, among other things, (i) the Court would certify, for purposes of settlement, the Class, and certify, for purposes of settlement, the Action as a class action; (ii) the Court would finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (iii) the Court would enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court originally scheduled the Final Settlement Hearing for August 8, 2001. Pursuant to the joint request of counsel for the plaintiffs and counsel for the Company, the hearing was extended because of the restatement of financial results for certain prior periods as discussed in Note 10 herein. The Final Settlement Hearing has not yet been rescheduled. The Court has not yet finally approved the Settlement. The Company is not able to provide any assurances that: (i) the proposed settlement will be finally approved by the Court; or (ii) the terms of any final settlement approved by the Court will not differ from the terms of the Stipulation.

    The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies; clinical trials and product clearances by the FDA and other agencies; the cost, and timing requirements of its efforts to expand its manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; defending, negotiating, and settling legal matters; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products. There can be no assurance that the Company will record profits in future periods. See "Risk Factors and Certain Other Factors Affecting Future Operating Results--History of Losses; Uncertainty of Future Profitability" for other factors which could affect the Company's future capital requirements and the adequacy of available funds.

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "WILL", "DEVELOP", "WOULD", FUTURE", "CAN", "MAY", "COULD" AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF, OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING BUT NOT LIMITED TO STATEMENTS
REGARDING: FUTURE SALES AND PRODUCT REVENUES, NEGOTIATIONS WITH POTENTIAL AND EXISTING CUSTOMERS, POSSIBLE DEVELOPMENT OF NEW PRODUCTS, POSSIBLE STRATEGIC INVESTMENTS, POSSIBLE REGULATORY APPROVAL OF NEW OR POTENTIAL PRODUCTS, THE IMPACT OF THE TERMINATION OF THE ORTHOVISC(R) DISTRIBUTION AGREEMENT WITH ZIMMER, ACQUISITION OF NEW DISTRIBUTION AND COLLABORATION PARTNERS, PERFORMANCE UNDER THE BLS AGREEMENT AND THE OUTCOME, AND IMPACT OF THE SEC INVESTIGATION AND PAYMENT OF EXPENSES CONCERNING THE PUTATIVE CLASS ACTION COMPLAINT. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT COULD DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL: (I) BEGIN CLINICAL TRIALS OF INCERT(R)-S; (II) SUCCESSFULLY COMPLETE CLINICAL TRIALS OF ORTHOVISC(R) OR INCERT(R)-S; (III) OBTAIN CLINICAL DATA TO SUPPORT A PRE-MARKET APPROVAL APPLICATION AND/OR FDA APPROVAL OF ORTHOVISC(R) OR INCERT(R)-S; (IV) RECEIVE FDA OR OTHER REGULATORY APPROVALS OF ORTHOVISC(R) OR INCERT(R)-S OR THAT SUCH APPROVALS WILL BE OBTAINED IN A TIMELY MANNER OR WITHOUT THE NEED FOR ADDITIONAL CLINICAL TRIALS. THERE CAN BE NO ASSURANCE THAT THE TERMINATION OF THE DISTRIBUTION AGREEMENT WITH ZIMMER WILL NOT CONTINUE TO HAVE A MATERIAL ADVERSE IMPACT ON SALES OR DISTRIBUTION OF ORTHOVISC(R) OR THAT THE COMPANY WILL BE ABLE TO IDENTIFY OR ENGAGE APPROPRIATE DISTRIBUTION OR COLLABORATION PARTNERS FOR SALES OF ORTHOVISC(R) OR INCERT(R)-S OR EFFECTIVELY TRANSITION THE DISTRIBUTION OF ORTHOVISC(R) OR INCERT(R)-S TO SUCH DISTRIBUTORS, IF ENGAGED. IN ADDITION, THERE CAN BE NO ASSURANCE THAT ANY DELAY IN RECEIVING ANY SUCH APPROVALS WILL NOT ADVERSELY EFFECT THE COMPANY'S COMPETITIVE POSITION OR, IF COMPLETED, MEANINGFUL SALES OF THE PRODUCTS WILL BE ACHIEVED. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVENTORY REDUCTION OR OTHER EFFORTS WILL RESULT IN IMPROVED GROSS MARGINS DURING 2001 OR EVER. THERE CAN BE NO ASSURANCES THAT: (I) THE COMPANY WILL ACHIEVE INCREMENTAL SALES OF ITS OPHTHALMIC PRODUCTS TO BAUSCH & LOMB SURGICAL AND/OR OTHER COMPANIES SUFFICIENT TO OFFSET THE EFFECTS OF THE PRICE REDUCTION AND ROYALTIES TO BE PAID TO
BAUSCH & LOMB SURGICAL OR (II) BAUSCH & LOMB SURGICAL WILL MAKE PURCHASES IN ACCORDANCE WITH ITS FORECASTS. FURTHERMORE, THE COMPANY CANNOT MAKE ANY ASSURANCE THAT THE CURRENT LEVELS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WILL NOT CONTINUE. ADDITIONAL FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE SET FORTH HEREIN AND IN THE "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 11 OF THIS QUARTERLY REPORT ON FORM 10-Q AS WELL AS THOSE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS IT WILL BE AMENDED, ITS QUARTERLY REPORT ON FORM 10-Q, AND THE COMPANY'S PRESS RELEASES AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OF OTHERWISE.

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

    Medical products regulated by the FDA are generally classified as medical devices and/or drugs and/or biologics. Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for the Company's new products on a timely basis if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of the Company's product development process which may adversely affect approval of or delay an application or require additional expenditures by the Company. In the event the Company's future products are regulated as human drugs or biologics, the FDA's review process of such products typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

    The Company's ORTHOVISC(R) product will have to meet regulatory requirements for a Class III device as determined by the FDA. Class III devices are those that generally must receive pre-market approval (PMA) by the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC(R) in the U.S., it must obtain a PMA. The PMA process can be expensive, uncertain and lengthy. A number of devices for which PMAs have been sought have never been approved for marketing. The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete. The Company submitted a PMA application for ORTHOVISC(R) in December 1997. In October 1998, the Company was notified by the FDA that the Company's PMA application for ORTHOVISC(R) was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC(R). The Company submitted an Investigational Device Exemption (IDE) to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. The Company received initial results from the Phase III clinical trial in late May 2000 that the Company determined did not show sufficient efficacy to support the filing of a PMA application. The Company has evaluated available information and announced its intention to pursue further clinical trials. In February 2001, the Company commenced another Phase III clinical trial of ORTHOVISC(R). The trial is being conducted in up to 20 centers in the U.S. and Canada, with 360 patients expected to be enrolled, and with evaluation over a six-month period following treatment. To date, enrollment of patients in the clinical trial has been slower than the Company had anticipated which will delay completion of the trial. There can be no assurance that: (i) any additional clinical data will support the efficacy of ORTHOVISC(R); (ii) the Company will complete any additional clinical trials of ORTHOVISC(R); (iii) the Company will be able to successfully complete the FDA approval process; or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There also can be no assurance that any delay in receiving FDA approvals will not continue to adversely affect the Company's competitive position. (See "Competition") Furthermore, even if the Company were to receive a PMA approval: (i) the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed; (ii) the approval may include other significant conditions to approval such as post-market testing, tracking, or surveillance requirements; and (iii) the Company may not be able to achieve meaningful sales of ORTHOVISC(R) in the U.S.

    The Company's HA product under development, INCERT(R)-S, has not obtained regulatory approval in the U.S. for commercial marketing and sale. The Company believes that INCERT(R)-S will be regulated as a Class III medical device and will require a PMA prior to marketing. The Company has received IDE approval from the FDA and is evaluating product development activities, including the prospects for conducting clinical trials for INCERT(R)-S. There can be no assurance that: (i) the Company will begin or successfully complete clinical trials of INCERT(R)-S; (ii) the clinical data will support the efficacy of INCERT(R)-S; (iii) it will be able to successfully complete the FDA approval process; or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There also can be no assurance that any delay in receiving FDA approvals will not adversely affect the Company's competitive position. Furthermore, even if the Company does receive FDA approval: (i) the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed; (ii) the approval may include other significant conditions of approval such as post-market testing, tracking, or surveillance requirements; and /or (iii) meaningful sales of INCERT(R)-S may never be achieved.

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

    Once obtained, marketing approval can be withdrawn by the FDA for a number of reasons, including, among other things, the failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval. The Company may be required to make further filings with the FDA under certain circumstances. The FDA's regulations require a PMA supplement for certain changes if they affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications. Changes in manufacturing that effect safety and effectiveness may be deemed approved after a 30-day notice unless the FDA requests a supplement. Failure by the Company to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, may have a material adverse effect on the Company's business, financial condition, and results of operations. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. Significant delay or cost in obtaining, or failure to obtain FDA approval to market products, any FDA limitations on the use of the Company's products, or any withdrawal or suspension of approval or rescission of approval by the FDA could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that approvals or clearances of the Company's products will be granted or that the Company will have the necessary funds to develop certain of its products. Any failure to obtain, or delay in obtaining such approvals or clearances, could adversely affect the ability of the Company to market its products.

    HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception, up until December 31, 1996 and in 1999 and 2000, the Company had incurred annual operating losses. As of June 30, 2001, the Company had an accumulated deficit of approximately $9,568,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements. The ability of the Company to reach profitability is highly uncertain. To achieve profitability, the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of its products.

    COMPETITION. The Company competes with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than the Company. The Company also competes with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing HA products for similar applications, the successful commercialization of a particular product will depend in part upon the ability of the Company to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors, or, if regulatory approval is not obtained prior to competitors, the markets for these products will be sufficient to permit meaningful sales of the Company's products. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently experiencing pricing pressures in the Turkish market from increased competition which may or may continue to hinder its ability to effectively compete in that market. As a result, prices to our Turkish distributor have decreased.

    UNCERTAINTY REGARDING SUCCESS OF CLINICAL TRIALS. Several of the Company's products, including ORTHOVISC(R), as well as the potential product of the Company's collaborative partner such as OSSIGEL(R), will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. In late May 2000, the Company's initial analysis of the results of its second Phase III clinical trial of ORTHOVISC(R) did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval. The

Company has evaluated available information and announced the commencement of further clinical trials. The Company has received Investigational Device Exemption (IDE) approval from the FDA. There can be no assurance that (i) any additional clinical data will support the efficacy of ORTHOVISC(R), (ii) the Company will begin clinical trials of INCERT(R)-S or complete any additional clinical trials of ORTHOVISC(R) or INCERT(R)-S, (iii) it will be able to successfully complete the FDA approval process for either ORTHOVISC(R) or INCERT(R)-S, or (iv) additional ORTHOVISC(R) or INCERT(R)-S clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There can be no assurance that the Company or its collaborative partner will not encounter additional problems that will cause it to delay, suspend or terminate clinical trials. In addition, the Company cannot provide any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

    DEPENDENCE UPON MARKETING AND DISTRIBUTION PARTNERS. The Company's success will be dependent, in part, upon the efforts of its marketing partners and the terms and conditions of the Company's relationships with such marketing partners.

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

    The Company has not achieved incremental sales of its ophthalmic products to Bausch & Lomb Surgical and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb Surgical and there can be no assurances that the Company will be able to do so in the future. The Company expects that, at least through 2001, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. In addition, under certain circumstances, (i) Bausch & Lomb Surgical has the right to terminate the agreement and/or (ii) the agreement may revert to a non-exclusive basis; in each case, the Company cannot make any assurances that such circumstances will not occur. For the three months ended June 30, 2001 and 2000, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 50.9% and 50.8% of product revenues, respectively. For the six months ended June 30, 2001 and 2000, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 56.9% and 59.5% of product revenues, respectively. Although the Company intends to continue to seek new opthalmic product customers, there can be no assurances that the Company will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

    The ORTHOVISC(R) Distribution Agreement with Zimmer provided Zimmer with exclusive marketing and distribution rights to ORTHOVISC(R) in the United States, Canada, Latin America, Asia and most of Europe. On November 10, 2000, the Company reached an agreement with Zimmer for an early termination of its marketing and distribution agreement for ORTHOVISC(R). The termination may continue to have a material adverse effect on the Company's ability to market ORTHOVISC(R), which is likely to have a material adverse effect on the Company's future operating results. The Company has relationships with logistics agents (outsource order processing providers) to distribute ORTHOVISC(R) to customers in Canada and European countries previously served by Zimmer. The Company is seeking to establish long-term relationships with new distribution partners in those countries where Zimmer previously sold the product. There can be no assurance that the

Company will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that the Company will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

    The Company will need to obtain the assistance of additional marketing partners to bring new and existing products to market and to replace certain marketing partners, such as Zimmer. There can be no assurance that such additional partners will be available or that such partners will agree to market the Company's products on acceptable terms. The failure to establish strategic partnerships for the marketing and distribution of the Company's products on acceptable terms will have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. It filed five (5) patent applications in the first quarter of 2001. The Company co-owns certain United States patents with claims relating to the chemical modification of HA and certain adhesion prevention and drug delivery uses of HA. Two patents in this portfolio were issued in the year

2000. The Company also solely owns patents directed to certain manufacturing processes. The Company holds an exclusive license from Tufts University to use technologies claimed in a United States patent application which has been granted a Notice of Allowance from the U.S. Patent Office for the anti-metastasis applications of HA oligosaccharides. The Company's patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is appropriate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any licensed patents would provide competitive protection, if at all, only in the United States. The Company has not, to date, pursued foreign patents equivalent to those issued or applied for in the United States.

    Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by the Company will not infringe on the patent rights of others in the future. Any such infringement may have a material adverse effect on the Company's business, financial condition, and results of operations. In particular, the Company received notice from the PTO in 1995 that a third party was attempting to provoke a patent interference with respect to one of the Company's co-owned patents covering the use of INCERT(R) for post-surgical adhesion prevention. It is unclear whether an interference will be declared. If an interference is declared, it is not possible at this time to determine the merits of the interference or the effect, if any, the interference will have on the Company's marketing of INCERT(R) for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT(R) product, and no assurance can be given that the Company would be successful in any such interference proceeding. If the third-party interference were to be decided adversely to the Company, involved claims of the Company's patent would be cancelled, the Company's marketing of the INCERT(R) product may be materially and adversely affected and the third party may enforce patent rights against the Company which could prohibit the sale and use of INCERT(R) products, which could have a material adverse effect on the Company's future operating results.

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

    Pursuant to the BLS Agreement, the Company has agreed to transfer to Bausch & Lomb Surgical, upon expiration of the term of the agreement on December 31, 2007, or in connection with earlier termination in certain circumstances, the Company's manufacturing process, know-how and technical information which relate to AMVISC(R) products. Upon expiration of the BLS Agreement, there can be no assurance that Bausch & Lomb Surgical will continue to use the Company to manufacture AMVISC(R) and AMVISC(R) Plus. If Bausch & Lomb Surgical discontinues the use of the Company as a manufacturer after such time, the Company's business, financial condition, and results of operations would likely be materially and adversely affected.

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

    NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short-term marketable securities of $15.7 million as of June 30, 2001. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including: market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies; the cost and timing of its efforts to expand its manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

    DEPENDENCE UPON KEY PERSONNEL. The Company is highly dependent on the members of its management and scientific staff, the loss of one or more of whom could have a material adverse effect on the Company. In June 2001, Mr. Engle, the former Chief Executive Officer and Chairman of the Board of Directors, and Mr. Slater, the former Vice President of Operations, ceased to be employees of the Company. There can be no assurances that such departures will not adversely affect the Company's business. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    ENVIRONMENTAL REGULATION. The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used in the manufacture of the Company's products. Any failure by the Company to control the use, disposal, removal or storage of hazardous chemicals or toxic substances could subject the Company to significant liabilities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS RELATING TO INTERNATIONAL SALES.  During the three months ended
June 30, 2001 and 2000, approximately, 33% and 32.8%, respectively, of the Company's product sales were sold to international markets. During the six months ended June 30, 2001 and 2000, approximately, 33.3% and 27%, respectively, of the Company's product sales were sold to international markets. The Company's representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. The Company sells its ORTHOVISC(R) product to a European sales and marketing company for supply of the Turkish market. The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC(R) are uncertain. Such changes in the volume of sales may have an adverse effect on the Company's business, financial condition, and results of operations.

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

    No person is under any obligation to make a market in the common stock or to publish research reports on the Company, and any person making a market in the common stock or publishing research reports on the Company may discontinue market making or publishing such reports at any time without notice. There can be no assurance that an active public market in the common stock will be sustained.

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

    SEC INVESTIGATION AND SECURITIES CLASS ACTION LITIGATION. The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. The Company has been cooperating fully. These matters, relating to the Company's historical accounting for and disclosures concerning sales of ORTHOVISC(R) under a long-term supply and distribution agreement with Zimmer were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. On August 14, 2001, as a result of the SEC's ongoing investigation, the Company, in conjunction with its independent auditors, determined to again restate its financial results for the fourth quarter of 1998 and the first quarter of 1999 as discussed in Note 10 in the consolidated financial statements. The Company is not in a position to predict the probable outcome of this matter or its potential impact on the Company's business or operations.

    Three putative class action lawsuits were filed against the Company and former officers of the Company. These lawsuits have been consolidated. The parties negotiated and entered into a Memorandum of Understanding dated
March 8, 2001, and the parties negotiated and entered into a Stipulation and Agreement of Settlement, Compromise and Release ("Stipulation") dated May 25, 2001, which contains the terms of a settlement of the action, subject to approval by the Court.

    The Stipulation was submitted to the Court and, on May 31, 2001, the Court entered an Order of Preliminary Approval in connection with the settlement proceedings. After preliminary approval, plaintiff's counsel sent notice of the proposed settlement to the Class, and the Company paid $1.25 million into a settlement fund that may, among other things, be used to pay authorized members of the Class. The Company entered into an agreement with its directors and officers liability insurer, under which the insurer paid the Company $400,000 in exchange for a release of the insurer's obligations under the policy, which policy's term was from December 1, 1999 to November 30, 2000 and which time period covers the allegations made in the securities class action litigation as well as the SEC investigation. The Company applied the $400,000 to the settlement amount in the shareholder class action lawsuit.

    In the Stipulation, the parties requested that the Court have a Final Settlement Hearing at which, among other things, (i) the Court would certify, for purposes of settlement, the Class, and certify, for purposes of settlement, the Action as a class action; (ii) the Court would finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (iii) the Court would enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court originally scheduled the Final Settlement Hearing for August 8, 2001. Pursuant to the joint request of counsel for the plaintiffs and counsel for the Company, the hearing was extended because of the restatement of financial results for certain prior periods as discussed in Note 10 herein. The Final Settlement Hearing has not yet been rescheduled. The Court has not yet finally approved the Settlement. The Company is not able to provide any assurances that: (i) the proposed settlement will be finally approved by the Court; or (ii) the terms of any final settlement approved by the Court will not differ from the terms of the Stipulation.

    RELIANCE ON A SMALL NUMBER OF CUSTOMERS. The Company has historically derived the majority of its revenues from a small number of customers, most of whom resell its products to end users and most of whom are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase the Company's products would seriously harm the Company's business. For the three months ended June 30, 2001, Bausch & Lomb Surgical accounted for 50.9% of product revenues and 69.6% of the accounts receivable balance and Pharmaren (an affiliate of Biomeks), the Company's distributor in Turkey, accounted for 23.7% of product revenues and none of the accounts receivable balance. Accordingly, if present and future customers terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company, the Company's business, financial condition, and results of operations will be adversely affected. If the Company accepts terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse affect on the Company's business, financial condition, and/or results of operations. Furthermore, the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition, and results of operations. Accordingly, unless and until the Company diversifies and expands its customer base, the Company's future success will significantly depend upon the timing and size of future purchases by its largest customers and the financial and operational success of these customers. Product revenue in the future may continue to be impacted by economic uncertainties associated with the Turkish market. Furthermore, sales in 2001 to our Turkish distributor are at lowered prices and negotiations are ongoing to establish a new long-term distribution agreement for this territory.

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

    The Company, through its distributors, distributes ORTHOVISC(R) in territories such as Spain, Portugal, Turkey, and Israel. Due to the result of the unfavorable results of the U.S. ORTHOVISC(R) Phase III clinical trial announced on May 31, 2000, marketing efforts in these countries have been and may continue to be negatively affected. There can be no assurance that past ORTHOVISC(R) sales levels will be maintained or that sales will occur at all in these countries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter ended June 30, 2001. Currently, the Company does not engage in foreign currency hedging activities.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 9, "Legal Matters" of the consolidated financial statements. The description of such matters is incorporated herein by reference to such financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 6, 2001, the Company held its 2001 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Stockholders of the Company were asked to consider a proposal to elect two Class II Directors of the Company to serve until the 2004 annual meeting of stockholders and until their successors are duly elected and qualified (the "Election Proposal").

    With respect to the Election Proposal, Samuel F. McKay and Harvey S. Sadow, Ph.D. were nominated as Class II Directors of the Company. Mr. McKay received 8,162,415 shares voted in favor of his election and 125,883 votes were withheld. Dr. Sadow received 8,155,970 shares voted in favor of his election and 132,328 votes were withheld. Mr. McKay and Dr. Sadow were therefore elected as Class II Directors. Joseph L. Bower and Eugene A. Davidson, Ph.D. (Class I Directors), and J. Melville Engle and Steven E. Wheeler (Class III Directors) continued to serve their respective terms after the Annual Meeting. Subsequently, as announced on June 13, 2001, in conjunction with J. Melville Engle's departure from the Company on that date, Mr. Engle also left the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT NO.         DESCRIPTION
---------------         -----------
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

(A) EXHIBIT NO.         DESCRIPTION
---------------         -----------
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

         3.4            Certificate of Vote of Directors Establishing a Series of a
                        Class of Stock, incorporated herein by reference to
                        Exhibit 3.1 of the Company's Registration Statement on
                        Form 8-AB12 (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

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

        (4)             Instruments Defining the Rights of Security Holders

         4.1            Shareholder Rights Agreement dated as of April 6, 1998
                        between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company's
                        Registration Statement on Form 8-A12B (File no. 001-14027),
                        filed with the Securities and Exchange Commission on
                        April 7, 1998.

       (10)             Material Contracts

       *10.1            Separation Agreement between J. Melville Engle and the
                        Company dated June 13, 2001.

       *10.2            Stipulation and Agreement of Compromise, Settlement and
                        Release dated May 25, 2001 in connection with In Re Anika
                        Therapeutics, Inc. Securities Litigation.

       (11)             Statement Regarding the Computation of Per Share Earnings

        11.1            See Note 4 to the Financial Statements included herewith.

*   Filed herewith

(b) Reports on Form 8-K:    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on August 14, 2001.

                                                       ANIKA THERAPEUTICS, INC.

                                                       By:            /s/ DOUGLAS R. POTTER
                                                            -----------------------------------------
                                                                        Douglas R. Potter
                                                                CHIEF EXECUTIVE OFFICER AND CHIEF
                                                              FINANCIAL OFFICER (PRINCIPAL FINANCIAL
August 14, 2001                                                  OFFICER AND AUTHORIZED OFFICER)