Form 10-K/A
period 2000-12-31
ANIKA THERAPEUTICS INC
filed 2001-09-05
CIK 898437

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 2001 was $11,176,065 based on the closing price per share of Common Stock of $1.125 as of such date as reported by the NASDAQ National Market. At March 20, 2001 there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in response to Items 10, 11, 12 and 13 of
Part III are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting held on June 6, 2001. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K/A except for the parts therein which have been specifically incorporated by reference herein.

                                 FORM 10-K/A
                            ANIKA THERAPEUTICS, INC.
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000


                                INTRODUCTORY NOTE

This amendment on Form 10-K/A amends and supercedes the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed by the Registrant on April 2, 2001, and is being filed to reflect the restatement of the Registrant's consolidated financial statements for the years ended December 31, 1998 and 1999 announced on August 14, 2001. The items amended in this Form 10-K/A are Items 6, 7, 8 and 14. Information regarding the restatement and the effect of the restatement on the Registrant's results of operations is included in Note 2 to the consolidated financial statements included in Item 8.

THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT", "SEEK", "PLAN", "DEVELOP", "ANTICIPATE," "INTEND," "ESTIMATE," "WILL" AND OTHER EXPRESSIONS, WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING BUT NOT LIMITED TO STATEMENTS REGARDING: FUTURE SALES, POSSIBLE DEVELOPMENT OF NEW PRODUCTS, CLINICAL TRIALS, POSSIBLE REGULATORY APPROVAL OF ORTHOVISC(R) AND INCERT(R)-S, AND NEW OR POTENTIAL PRODUCTS, CAPACITY OF MANUFACTURING FACILITIES AND PERFORMANCE UNDER SUPPLY AGREEMENTS. THERE CAN BE NO ASSURANCES THAT THE COMPANY WILL CONTINUE TO ACHIEVE INCREASED SALES OF ITS OPHTHALMIC PRODUCTS TO BAUSCH & LOMB AND/OR OTHER COMPANIES SUFFICIENT TO OFFSET THE EFFECTS OF THE PRICE REDUCTION TO BAUSCH & LOMB. IN ADDITION, THERE CAN BE NO ASSURANCE THAT (I) THE TERMINATION OF THE DISTRIBUTION AGREEMENT WITH ZIMMER WILL NOT HAVE A MATERIAL ADVERSE IMPACT ON SALES OR DISTRIBUTION OF ORTHOVISC(R) OR EFFECTIVELY TRANSITION THE DISTRIBUTION OF ORTHOVISC(R) TO SUCH DISTRIBUTORS, ONCE ENGAGED. FURTHERMORE, THE COMPANY MAY NOT BE ABLE TO IDENTIFY OR ENGAGE APPROPRIATE DISTRIBUTION OR COLLABORATION PARTNERS FOR SALES OF ORTHOVISC(R) OR INCERT(R)-S. THE COMPANY CANNOT MAKE ANY ASSURANCES THAT (I) THE INVESTMENT OF ITS SPANISH DISTRIBUTOR IN AN ADDITIONAL HUMAN CLINICAL TRIAL FOR ORTHOVISC(R) WILL RENDER POSITIVE RESULTS; (II) IT WILL SUBMIT AN APPLICATION FOR, OR SUCCESSFULLY OBTAIN CE MARK REGISTRATION APPROVAL FOR INCERT(R)-S ON A TIMELY BASIS, OR AT ALL; (III) INVENTORY MANAGEMENT OR OTHER EFFORTS WILL RESULT IN IMPROVED GROSS MARGINS BY MID-2001 OR EVER; OR (IV) THE CURRENT LEVELS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WILL NOT CONTINUE. MOREOVER, THERE CAN BE NO ASSURANCES THAT THE COMPANY'S INVESTMENTS OR ITS INCREASED EMPHASIS IN CLINICAL RESEARCH AND PRODUCT DEVELOPMENT, SUCH AS ITS SCREENING PROCESS OF POTENTIAL OPPORTUNITIES AND ESTABLISHMENT OF A PILOT PRODUCTION LABORATORY, AS WELL AS ITS CURRENTLY CONTEMPLATED CLINICAL TRIALS OF ORTHOVISC(R) AND INCERT(R), WILL LEAD TO VIABLE PRODUCTS OR REVENUE GROWTH. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT COULD DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K INCLUDING SECTIONS TITLED "BUSINESS" BEGINNING ON PAGE 2, "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" BEGINNING ON PAGE 19, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 13 AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K/A. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

ITEM 1. BUSINESS

         Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the repair, protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally-occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of somE forms of osteoarthritis in humans and HYVISC(R), which is an HA product used in the treatment of equinE osteoarthritis. ORTHOVISC(R) is currently approved for sale and marketed in Canada, Europe, Turkey, and Israel. IN the U.S. ORTHOVISC(R) is currently limited to investigational use and the Company commenced a Phase III clinicaL trial in the U.S. and Canada in late February 2001. The Company manufactures AMVISC(R) and AMVISC(R)Plus, which ARE HA products used as viscoelastic supplements in ophthalmic surgery, for Bausch & Lomb Surgical. The Company is currently developing INCERT(R), which is a family of HA-based products designed for use in the prevention oF post-surgical adhesions. In collaboration with Orquest, Inc., Anika also has exclusive rights to produce OSSIGEL(R)1, an injectable formulation of basic fibroblast growth factor combined with HA designed to accelerate thE healing of bone fractures.

AMVISC PRODUCTS

         AMVISC(R) and AMVISC(R) Plus are high molecular weight HA products used as viscoelastic agents in ophthalMIC surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate and protect sensitive tissues such as the endothelium and maintain the space between them, thereby facilitating ophthalmic surgical procedures.

         Anika manufactures the AMVISC(R) product line for Bausch & Lomb. The Company entered into a new supplY agreement (the "BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb Incorporated, in July 2000. Under the terms of the BLS Agreement, effective January 1, 2001, the Company became Bausch & Lomb Surgical's exclusive provider of AMVISC(R) and AMVISC(R) Plus in the U.S. and international market. The BLS Agreement expiRES December 31, 2007, superseding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The BLS Agreement lifted certain contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties by Anika. In exchange, the Company agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by BLS. See "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS - DEPENDENCE ON MARKETING PARTNERS" AND "--RELIANCE ON A SMALL NUMBER OF CUSTOMERS."

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

         In the U.S., ORTHOVISC(R) is limited to investigational use. In October 1998, the Company was notified bY the U.S. Food and Drug Administration (the "FDA") that its Pre-Market Approval Application ("PMA") was not approvable

----------------------------------

(1) OSSIGEL(R) is a registered trademark of Orquest, Inc.

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

         Furthermore, Anika or the FDA may suspend clinical trials at any time for a number of reasons, including, among other things, failure to comply with applicable requirements; or if there is reason to believe that the risks to subjects are not outweighted by the anticipated benefits to subjects and the importance of the knowledge to be gained, or informed consent is inadequate, or the investigation is scientifically unsound, or there is reason to believe that the device, as used, is ineffective; or if an unanticipated adverse device effect presents an unreasonable risk to subjects. If clinical studies are suspended, Anika may be unable to continue the development of the investigational products affected.

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


                                                                                                    BID RANGE
                                                                                                 ---------------
YEAR ENDED DECEMBER 31, 1999                                                                     HIGH        LOW
                                                                                                 ----        ---

First Quarter..........................................................................         $5.50        $4.50
Second Quarter.........................................................................          9.00         4.69
Third Quarter..........................................................................          8.75         5.00
Fourth Quarter.........................................................................          7.69         5.50



                                                                                                    BID RANGE
                                                                                                 ---------------
YEAR ENDED DECEMBER 31, 2000                                                                     HIGH        LOW
                                                                                                 ----        ---

First Quarter..........................................................................        $12.00        $6.00
Second Quarter.........................................................................          9.97         1.38
Third Quarter..........................................................................          1.88         1.22
Fourth Quarter.........................................................................          1.81         0.69

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

ITEM 6. SELECTED FINANCIAL DATA

                         STATEMENTS OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                FOUR MONTH
                                                                                                TRANSITIONAL
                                                          YEARS ENDED DECEMBER 31,              PERIOD ENDED        YEAR ENDED
                                             --------------------------------------------       DECEMBER 31,         AUGUST 31,
                                             2000             1999        1998      1997            1996               1996
                                            -------        -------     -------    ------        -------------       ----------
                                                       (AS RESTATED) (AS RESTATED)

Product revenue                             $12,935        $13,426     $11,430     $9,255              $1,212           $4,613
Licensing revenue                             3,400            400       1,500      2,700                   -                -
                                            -------        -------     -------     ------              ------           ------
Total revenue                                16,335         13,826      12,930     11,955               1,212            4,613
Cost of product revenue                       9,871          6,664       5,790      4,744               1,309            4,472
                                            -------        -------     -------     ------              ------           ------
Gross profit (loss)                           6,464          7,162       7,140      7,211                 (97)             141
Total operating expenses                      7,448          7,184       4,687      4,050               2,619            3,104
Income (loss) before cumulative effect
   of change in accounting principle            174          1,248       3,633      3,344              (2,658)          (2,849)
Cumulative effect of change in accounting
   principle                                      -         (3,625)          -          -                   -                -
                                            -------        -------     -------     ------              ------           ------
Net income (loss)                              $174        $(2,377)     $3,633     $3,344             $(2,658)         $(2,849)
                                            =======        =======     =======     ======              ======           ======
Diluted income (loss) per common share:

   Income (loss) before cumulative effect
     of change in accounting principle        $0.02          $0.12       $0.33      $0.44              $(0.56)          $(0.76)
   Cumulative effect of change in
     accounting principle                         -          (0.35)          -          -                   -                -
                                            -------        -------     -------     ------              ------           ------
Net income (loss)                             $0.02         $(0.23)      $0.33      $0.44              $(0.56)          $(0.76)
                                            =======        =======     =======     ======              ======           ======

Diluted common shares outstanding            10,042         10,221      11,006      7,587               4,905            4,053


                               BALANCE SHEET DATA:
                                 (IN THOUSANDS)

                                                         DECEMBER 31,                           AUGUST 31,
                                            ------------------------------------------------------------------
                                            2000        1999      1998        1997     1996         1996
                                                            (AS RESTATED)

Cash and cash equivalents                  $8,266      $6,441    $10,713    $22,680   $2,705       $3,651
Investments in Marketable Securities       10,040      13,743     12,008          -        -            -
Working capital                            23,083      18,973     26,361     25,329    4,226        5,858
Total assets                               28,979      32,511     32,617     28,749    6,920        8,580
Redeemable convertible preferred stock          -           -          -          -    2,603        2,523
Accumulated deficit                        (4,599)     (4,773)    (2,277)    (6,029)  (9,374)      (6,716)
Treasury stock                               (280)       (960)    (1,890)         -        -            -
Stockholder's equity                       26,712      25,712     29,179     26,224    2,369        4,415

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING SECTION OF THIS ANNUAL REPORT ON FORM 10-K/A TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS" CONTAINS STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT AND ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENT TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE, OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE BASED ON ASSUMPTIONS AND SUBJECT TO RISKS AND UNCERTAINTIES. WE DISCUSS MANY OF THESE RISKS AND UNCERTAINTIES AT THE BEGINNING OF THIS ANNUAL REPORT ON FORM 10-K/A AND UNDER THE HEADING "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" BEGINNING ON PAGE 19. THE FOLLOWING DISCUSSION SHOULD ALSO BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ANIKA THERAPEUTICS, INC. AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN.

OVERVIEW

         On August 14, 2001, the Company announced the restatement of its financial results for the fourth quarter of 1998 and the first quarter of 1999. This restatement involves the timing of recognition of revenues for the sale of ORTHOVISC(R) to Zimmer, formerly an ORTHOVISC(R) distributor. As a result of the SEC's ongoing investigation and the review of certain information, the Company and its independent auditors determined that certain revenue previously recognized in the fourth quarter of 1998 should have been recognized in the first quarter of 1999. Accordingly, revenue for the fourth quarter of 1998 is reduced by $343,000 to $3,060,000 and revenue for the first quarter of 1999 is increased by the same amount to $3,679,000. The impact on earnings in the fourth quarter of 1998 is a reduction of $119,000, or $.01 per share, to income of $489,000. The impact on earnings in the first quarter of 1999 is an increase of $119,000, or $.01 per share, to a loss of $3,050,000. The restated revenue for the years ended December 31, 1998 and 1999 is $12,930,000 and $13,826,000, respectively. The restated results for the years ended December 31, 1998 and 1999 include, respectively, net income of $3,633,000, or $.33 per share, and a net loss of $2,377,000, or $.23 per share.

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

         The Company receives a substantial portion of its revenue from the sale of AMVISC(R) and AMVISC(R)Plus to Bausch & Lomb. For the years ended December 31, 2000 and 1999, AMVISC(R) sales accounted for 54.1% and 62.3% of product revenue, respectively.

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

            In November 1997, the Company entered into a marketing and distribution agreement with Zimmer, Inc., which was subsequently amended in June 1998 and June 1999 (the "Zimmer Distribution Agreement"), and terminated in November 2000. The Zimmer Distribution Agreement provided Zimmer with exclusive marketing and distribution rights to ORTHOVISC(R) in the United States, Canada, Latin America, Asia and most of Europe. Following an informal inquiry by the Securities and Exchange Commission, the Company and its independent auditors conducted a review of its revenue recognition policy for revenue received under the Zimmer Distribution Agreement. As a result of this review, and after consultation with the SEC, Anika revised its revenue recognition policy for ORTHOVISC(R) sales to Zimmer and restated its operating results for 1998 and the first three quarters of 1999. (This restatement was previously announced on March 15, 2000 and was disclosed in the Company's Form 10-K for the year ended December 31, 1999.) Under the revised revenue recognition policy, revenue is recognized based upon the minimum per unit price under the Zimmer Distribution Agreement at the time of sale to Zimmer. Prior to the restatement announced on March 15, 2000, Anika had recognized revenue for ORTHOVISC(R) sales to Zimmer based upon an estimate of the average selling price, which was obtained by Zimmer upon sale of ORTHOVISC(R) to its customers, as specified under the Zimmer Distribution Agreement. Also, Anika had previously recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC(R) from sales of units which had previously been purchased and paid for by Zimmer, but was being held in Anika's refrigerators at Zimmer's request. In accordance with the revised revenue recognition policy, this revenue is recorded in the periods when the ORTHOVISC(R) being held was shipped to Zimmer from Anika's refrigerators. Amounts paid by Zimmer in excess of the amounts recognized as revenue are recorded by Anika as deferred revenue.

         On November 10, 2000 the Company entered into an agreement with Zimmer, Inc. to terminate the Zimmer Distribution Agreement for ORTHOVISC. . Under the terms of the termination agreement, Zimmer had rights to distribute ORTHOVISC(R) through the end of the year in the countries where it was previously sold. As a result of the termination of the Zimmer Distribution Agreement, Anika recognized $4,249,000 of revenue in the fourth quarter of 2000 for amounts previously received from Zimmer, which included a one-time payment received under the termination agreement. The termination eliminated all obligations under the distribution agreement with respect to milestone payments, minimum purchases, unit pricing adjustments based on market prices and provided for the disposal by January 31, 2001 of all units previously purchased by Zimmer, including units held in Anika's refrigerators at Zimmer's request. See "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS - DEPENDENCE ON MARKETING PARTNERS" AND "--RELIANCE ON A SMALL NUMBER OF CUSTOMERS."

            The Company also adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its restated 1999 operating results. SAB 101 changed revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution and marketing agreements, and is applicable to $2,500,000 and $1,500,000 payments received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. Prior to March 15, 2000, these amounts were recognized in the period received. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. Under the new revenue recognition policy prescribed by SAB 101, these payments were recognized as revenue ratably over the 10-year term of the Zimmer Distribution Agreement. The amount received and deferred to future periods, $2,925,000 at September 30, 2000, was recorded as licensing revenue in the fourth quarter of 2000 as a result of the early termination of the Zimmer Distribution Agreement. Also, included in revenue in the fourth quarter of 2000 is a one-time payment received from Zimmer upon termination of the Zimmer Distribution Agreement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 (AS RESTATED)

                         STATEMENT OF OPERATIONS DETAIL


                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000              1999
                                                             ------            ------
                                                                             (AS RESTATED)

Product revenue                                           $12,935,222        $13,425,642
Licensing revenue                                           3,400,000            400,000
                                                          -----------        -----------
Total revenue                                              16,335,222         13,825,642
Cost of product revenue                                     9,870,559          6,664,163
                                                          -----------        -----------
Gross profit                                                6,464,663          7,161,479
Operating expenses:
Research and development                                    3,259,984          4,154,479
Selling, general and administrative                         4,188,044          3,029,394
                                                          -----------        -----------
Total operating expenses                                    7,448,028          7,183,873
                                                          -----------        -----------
Income (loss) from operations                                (983,365)           (22,394)
Interest income, net                                        1,172,859          1,068,430
Gain on sale of securities                                          -            233,633
                                                          -----------        -----------
Income before provision for income taxes                      189,494          1,279,669
Provision for Income taxes                                     15,940             31,412
                                                          -----------        -----------
Income before cumulative effect of change in
   accounting principle                                       173,554          1,248,257
Cumulative effect of change in accounting principle                 -         (3,625,000)
                                                          -----------        -----------
Net income (loss)                                            $173,554        $(2,376,743)
                                                          -----------        -----------


         PRODUCT REVENUE. Product revenue for the year ended December 31, 2000 was $12,935,222, a decrease of $490,420 or 4%, compared with $13,425,642 recorded in the prior year. The decrease was partially attributable to reduced sales of AMVISC(R) products to Bausch & Lomb of $1,363,968 compared with the prior year, reflecting lower prices effective April 1, 2000 under the BLS Agreement. The Company expects unit volumes to increase in 2001 but will be partially offset by lower unit selling prices. Product revenue associated with ORTHOVISC(R) increased by $600,504 compared to 1999 as a result of the recognition of approximately $1.1 million of revenue upon termination of the Zimmer Distribution Agreement as described above, and was partially offset by decreased sales to the Company's Turkish distributor. The Company does not expect to recognize additional revenue from Zimmer in future periods. Also, ORTHOVISC(R) product revenue may be impacted by economic uncertainties associated with the Turkish market. Furthermore, future sales of ORTHOVISC(R) to our Turkish distributor will be at lower unit selling prices, as negotiations to establish a new long-term distribution agreement for this territory are ongoing. The Company's sales of HYVISC(R) also increased by $304,680 during 2000 as compared with 1999.

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

         GROSS PROFIT. Gross profit for the year ended December 31, 2000 was $6,464,663, a decrease of $696,816 or 10% from $7,161,479 recorded in the prior year. Excluding the effects of the termination of the Zimmer Distribution Agreement, gross profit for 2000 was $2,765,000, or 23% of adjusted revenue, compared with a gross profit of 52% in 1999. The decrease was primarily attributable to two factors. First, after learning of unfavorable results from a clinical trial of ORTHOVISC(R) announced on May 31, 2000, the Company suspended certain manufacturing activities in an effort to reduce work in process inventory of HA. Total inventory was reduced from $7.2 million at June 30, 2000 to $4.7 million at December 31, 2000. Cost of sales during the second half of 2000 included charges of approximately $2.1 million to reflect this underutilization of manufacturing capacity. The company's gross margin is expected to continue to be adversely affected by underutilization of manufacturing capacity in 2001. Second, the price reduction associated with the BLS Agreement, effective April 1, 2000, reduced gross margin by approximately $2.2 million, as compared to the prior year. The Company expects to continue to experience reduced gross margins through 2001, reflective of the reduced unit selling price under the BLS Agreement and the reduced per unit selling prices of ORTHOVISC(R) to its Turkish distributor.

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

YEAR ENDED DECEMBER 31, 1999 (AS RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 1998 (AS RESTATED)

                         STATEMENT OF OPERATIONS DETAIL


                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999              1998
                                                             ------            ------
                                                          (AS RESTATED)     (AS RESTATED)

Product revenue                                           $13,425,642        $11,430,363
Licensing revenue                                             400,000          1,500,000
                                                          -----------        -----------
Total revenue                                              13,825,642         12,930,363
Cost of product revenue                                     6,664,163          5,790,184
                                                          -----------        -----------
Gross profit                                                7,161,479          7,140,179
Operating expenses:
Research and development                                    4,154,479          1,955,940
Selling, general and administrative                         3,029,394          2,731,142
                                                          -----------        -----------
Total operating expenses                                    7,183,873          4,687,082
                                                          -----------        -----------
Income (loss) from operations                                 (22,394)         2,453,097
Interest income, net                                        1,068,430          1,307,825
Gain on sale of securities                                    233,633                  -
                                                          -----------        -----------
Income before provision for income taxes                    1,279,669          3,760,922
Provision for Income taxes                                     31,412            127,557
                                                          -----------        -----------
Income before cumulative effect of change in
   accounting principle                                     1,248,257          3,633,365
Cumulative effect of change in accounting principle        (3,625,000)                 -
                                                          -----------        -----------
Net income (loss)                                         $(2,376,743)        $3,633,365
                                                          -----------        -----------


         PRODUCT REVENUE. Product revenue for the year ended December 31, 1999 was $13,425,642, an increase of $1,995,279 or 17.5%, over the $11,430,363 recorded in the prior year. The increase was primarily attributable to an increase of $1,491,312, or 45.0% in sales of ORTHOVISC(R). See "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS--RELIANCE ON A SMALL NUMBER OF CUSTOMERS." Sales of AMVISC(R) products increased BY $294,606 or 3.7%.

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

         GROSS PROFIT. Gross profit for the year ended December 31, 1999 was $7,161,479, an increase of $21,300 or 0.3% from $7,140,179 recorded in the prior year. Gross profit from product revenues increased as a percentage of product revenue to 50.4% for the year ended December 31, 1999 as compared to 49.3% in the prior year. The increase in the gross profit percentage on product revenues primarily reflects the impact of capital spending and resulting scale-up efforts during 1998 and 1999 to increase manufacturing capacity and other efforts to improve efficiencies.

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

         The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise. The Company's estimate of the time period for which cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors and Certain Factors Affecting Future Operating Results" as well as in this Annual Report on Form 10-K/A generally.

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

         The Company has not achieved incremental sales of its ophthalmic products to Bausch & Lomb Surgical and/or other companies sufficient to offset the effects of the price reduction to Bausch & Lomb Surgical and there can be no assurances that the Company will be able to do so in the future. The Company expects that, at least through 2001, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. In addition, under certain circumstances, (i) Bausch & Lomb Surgical may have the right to terminate the agreement and/or (ii) the agreement may revert to a non-exclusive basis; in each case, the Company cannot make any assurances that such circumstances will not occur. For the years ended December 31, 2000 and 1999, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 54.1% and 62.3% of product revenues, respectively. Although the Company intends to seek new opthalmic product customers, there can be no assurances that the Company will be successful in obtaining new customers and increased sales.

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

ITEM 8.        FINANCIAL STATEMENTS.


                    ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                                                                      29

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                  30

Consolidated Statements of Operations for the Years Ended December 31, 2000,
     1999 and 1998 (as restated)                                                                              31

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998 (as restated)                                                           32

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
     1999 and 1998 (as restated)                                                                              33

Notes to Consolidated Financial Statements                                                                    34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Anika Therapeutics, Inc.:

         We have audited the accompanying consolidated balance sheets of Anika Therapeutics, Inc. (the "Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2000 as restated, see Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As explained in Note 3 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for revenue recognition for non-refundable up-front payments through the adoption of Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.


                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 14, 2001, except with respect to the matter discussed in Note 2, as to which the date is August 14, 2001.

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                               2000                      1999
                                                                            ---------                 ---------

                       ASSETS

Current Assets:
  Cash and cash equivalents                                             $   8,265,936                $  6,440,705
  Short term marketable securities                                         10,039,849                   8,184,870
  Accounts receivable, net of reserves of
  $124,000 and $61,000, at December 31, 2000
  and 1999                                                                  1,692,457                   2,106,452
  Inventories                                                               4,737,645                   5,493,701
  Prepaid expenses and other receivables                                      612,890                     721,207
                                                                        -------------                ------------
      Total current assets                                                 25,348,777                  22,946,935
Property and equipment, at cost                                             8,621,579                   8,116,233
Less: accumulated depreciation                                             (5,498,455)                 (4,587,692)
                                                                        -------------                ------------
                                                                            3,123,124                   3,528,541
Long term marketable securities                                                     -                   5,558,029
Long term deposits                                                            124,600                     124,600
Notes receivable from officers                                                382,000                     353,000
                                                                        -------------                ------------
Total Assets                                                            $  28,978,501                $ 32,511,105
                                                                        =============                ============

             LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                                      $     870,502                $    629,080
  Accrued expenses                                                          1,395,677                   1,552,661
  Deferred revenue, current portion                                                 -                   1,792,505
                                                                        -------------                ------------
      Total current liabilities                                             2,266,179                   3,974,246
Long term deferred revenue                                                          -                   2,825,000

Commitments and contingencies (Notes 9 and 16)                                      -                           -

Stockholders' equity:
  Redeemable convertible preferred stock, $.01 par value
    Authorized 750,000 shares, no shares issued and outstanding                     -                           -
  Undesignated preferred stock, $.01 par value
    Authorized 1,250,000 shares, no shares issued and outstanding                   -                           -
  Common stock, $.01 par value: Authorized 30,000,000 shares;
    Issued  9,991,943 shares                                                   99,919                      99,919
  Additional paid-in capital                                               31,735,660                  31,959,316
  Treasury stock (at cost, 57,663 shares and 200,863 shares
     respectively)                                                           (279,756)                   (959,869)
  Deferred compensation                                                      (244,549)                   (615,001)
  Accumulated deficit                                                      (4,598,952)                 (4,772,506)
                                                                        -------------                ------------
      Total stockholders' equity                                           26,712,322                  25,711,859
                                                                        -------------                ------------

Total Liabilities & Stockholder's Equity                                $  28,978,501                $ 32,511,105
                                                                        =============                ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                       2000              1999             1998
                                                                     --------         -----------     ------------
                                                                                     (AS RESTATED)    (AS RESTATED)

Product revenue                                                    $12,935,222        $13,425,642      $11,430,363
Licensing revenue                                                    3,400,000            400,000        1,500,000
                                                                   -----------        -----------      -----------
  Total revenue                                                     16,335,222         13,825,642       12,930,363
Cost of product revenue                                              9,870,559          6,664,163        5,790,184
                                                                   -----------        -----------      -----------
        Gross profit                                                 6,464,663          7,161,479        7,140,179
Operating expenses:
   Research & development                                            3,259,984          4,154,479        1,955,940
   Selling, general & administrative                                 4,188,044          3,029,394        2,731,142
                                                                   -----------        -----------      -----------
Total operating expenses                                             7,448,028          7,183,873        4,687,082

Income (loss) from operations                                         (983,365)           (22,394)       2,453,097
    Interest income                                                  1,172,859          1,068,430        1,307,825
    Gain on sale of securities                                               -            233,633                -
                                                                   -----------        -----------      -----------
Income before provision for income taxes                               189,494          1,279,669        3,760,922
Provision for income taxes                                              15,940             31,412          127,557
                                                                   -----------        -----------      -----------
Income before cumulative effect of change in accounting
   principle                                                           173,554          1,248,257        3,633,365
Cumulative effect of change in accounting principle                          -         (3,625,000)               -
                                                                   -----------       ------------     ------------
   Net income (loss)                                                  $173,554        $(2,376,743)      $3,633,365
                                                                   ===========       ============     ============

Basic income (loss) per share:
   Income before cumulative effect of change in accounting
      principle                                                          $0.02              $0.13            $0.37
Cumulative effect of change in accounting principle                          -              (0.37)               -
                                                                   -----------         ----------      -----------
   Net income (loss)                                                     $0.02             $(0.24)           $0.37
                                                                   ===========         ==========      ===========

Basic weighted average common shares outstanding                     9,895,725          9,740,560        9,885,724
                                                                   ===========         ==========      ===========

Diluted income (loss) per share:
   Income before cumulative effect of change in
      accounting principle                                               $0.02              $0.12            $0.33
Cumulative effect of change in accounting principle                          -              (0.35)               -
                                                                   -----------         ----------      -----------
   Net income (loss)                                                     $0.02             $(0.23)           $0.33
                                                                   ===========         ==========      ===========

Diluted weighted average common shares and potential
   common shares outstanding                                        10,041,855         10,220,584       11,006,276
                                                                   ===========         ==========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                        COMMON STOCK            ADDITIONAL
                                    NUMBER OF      $.01 PAR      PAID-IN        DEFERRED
                                      SHARES         VALUE       CAPITAL      COMPENSATION

Balance, December 31, 1997          9,691,091      $96,911     $32,156,504   $         -
Exercise of common stock options       97,152          971         368,098             -
Exercise of common stock warrants     203,700        2,037         666,099             -
Expenses from sale of common
 stock in 1997, net                         -            -        (107,293)            -
Unearned stock compensation                 -            -       1,356,267    (1,074,699)
Purchase of common stock                    -            -               -             -
Net income (as restated)                    -            -               -             -
                                    ---------      -------     ------------  -----------
Balance, December 31, 1998
 (as restated)                      9,991,943       99,919      34,439,675    (1,074,699)
Exercise of common stock options            -            -      (2,363,125)            -
Amortization of deferred
 compensation                               -            -               -       342,464
Purchase of common stock                    -            -               -
Reversal of 1998 unearned stock
 compensation                               -            -        (117,234)      117,234
Net loss (as restated)                      -            -               -             -
                                    ---------      -------     ------------  -----------
Balance, December 31, 1999          9,991,943       99,919      31,959,316      (615,001)
Exercise of common stock options            -            -        (140,181)            -
Amortization of deferred
 compensation                               -            -               -       286,977
Reversal of 1998 unearned stock
 compensation                               -            -         (83,475)       83,475
Net income                                  -            -               -             -
                                    ---------      -------     ------------  -----------
Balance, December 31, 2000          9,991,943      $99,919     $31,735,660     $(244,549)



                                         TREASURY STOCK                          TOTAL
                                     NUMBER OF                 ACCUMULATED    STOCKHOLDERS'
                                       SHARES      AT COST        DEFICIT        EQUITY

Balance, December 31, 1997                  -    $         -   $(6,029,128)    $26,224,287
Exercise of common stock options      (15,000)        34,025             -         403,094
Exercise of common stock warrants           -              -             -         668,136
Expenses from sale of common
 stock in 1997, net                         -              -             -        (107,293)
Unearned stock compensation                 -              -             -         281,568
Purchase of common stock              359,500     (1,923,818)            -      (1,923,818)
Net income (as restated)                    -              -     3,633,365       3,633,365
                                     --------     ----------    ----------     -----------
Balance, December 31, 1998
 (as restated)                        344,500     (1,889,793)   (2,395,763)     29,179,339
Exercise of common stock options     (546,237)     2,878,913             -         515,788
Amortization of deferred
 compensation                               -              -             -         342,464
Purchase of common stock              402,600     (1,948,989)                   (1,948,989)
Reversal of 1998 unearned stock
 compensation                               -                            -               -
Net loss (as restated)                      -              -    (2,376,743)     (2,376,743)
                                     --------     ----------    ----------      -----------
Balance, December 31, 1999            200,863       (959,869)   (4,772,506)     25,711,859
Exercise of common stock options     (143,200)       680,113             -         539,932
Amortization of deferred
 compensation                               -              -             -         286,977
Reversal of 1998 unearned stock
 compensation                               -              -             -               -
Net income                                  -              -       173,554         173,554
                                     --------     ----------    ----------     -----------
Balance, December 31, 2000             57,663      $(279,756)  $(4,598,952)    $26,712,322

        The accompanying notes are an integral part of these consolidated financial statements.

                   ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                   2000                        1999              1998
                                                                 --------                -------------       -------------
                                                                                         (AS RESTATED)      (AS RESTATED)

Cash flows from operating activities:

Net income (loss)                                                $173,554                ($2,376,743)         $3,633,365
Adjustments to reconcile net income (loss)
   to net cash (used for) provided by
   operating activities:
        Depreciation and amortization                             910,763                    777,969             484,402
        Amortization of deferred compensation                     286,977                    342,464             281,568
        Provision for doubtful accounts                            63,000                     12,000              57,000
        Advance rent payment                                            -                    (50,215)            (53,697)
         Changes in operating assets and liabilities:
                 Accounts receivable                              350,994                    914,285          (1,171,444)
                 Inventories                                      756,056                 (1,747,685)         (1,204,464)
                 Prepaid expenses                                 108,316                   (471,183)            360,341
                 Accounts payable                                 241,423                   (262,413)            (76,493)
                 Accrued expenses                                (156,983)                   196,075             103,433
                 Deferred revenue                              (4,617,505)                 3,478,157             939,348
                                                               ----------                -----------          ----------
Net cash (used for) provided by operating activities           (1,883,405)                   812,711           3,353,359
                                                               ----------                -----------          ----------

Cash flows from investing activities:
         Proceeds of short-term marketable securities          49,914,742                 38,902,548          27,824,571
         Purchase of short term marketable securities         (46,211,692)               (35,079,915)        (39,832,074)
         Purchase of property and equipment                      (505,346)                (1,740,410)         (2,238,040)
         Notes receivable from officers                           (29,000)                  (160,000)           (118,000)
         Deposits                                                       -                    (16,100)              2,765
         Proceeds from long-term marketable securities                  -                          -                   -
         Purchase of long term marketable securities                    -                 (5,558,029)                  -
                                                               ----------                -----------          ----------
Net cash (used for) provided by investing activities            3,168,704                 (3,651,906)        (14,360,778)
                                                               ----------                -----------          ----------

Cash flows from financing activities:
         Expenses from 1997 issuance of stock                           -                          -            (107,293)
         Purchase of  treasury stock                                    -                 (1,948,989)         (1,923,818)
         Proceeds from exercise of stock options
           and warrants                                           539,932                    516,369           1,071,230
                                                               ----------                -----------          ----------
Net cash provided by (used for) financing activities              539,932                 (1,432,620)           (959,881)
                                                               ----------                -----------          ----------
Increase (decrease) in cash and cash equivalents                1,825,231                 (4,271,815)        (11,967,300)
Cash and cash equivalents at beginning of period                6,440,705                 10,712,520          22,679,820
                                                               ----------                -----------          ----------
Cash and cash equivalents at end of year                       $8,265,936                 $6,440,705         $10,712,520
                                                               ==========                ===========         ===========

Supplemental disclosure of cash flow information:
         Cash paid for taxes                                   $        -                 $  131,206         $    75,000
                                                               ----------                -----------          ----------


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

2.  RESTATED FINANCIAL RESULTS

         On August 14, 2001, the Company announced the restatement of its financial results for the fourth quarter of 1998 and the first quarter of 1999. This restatement involves the timing of recognition of revenues for the sale of ORTHOVISC(R) to Zimmer, formerly an ORTHOVISC(R) distributor. As a result of the SEC's ongoing investigation and the review of certain information, the Company and its independent auditors determined that certain revenue previously recognized in the fourth quarter of 1998 should have been recognized in the first quarter of 1999. Accordingly, revenue for the fourth quarter of 1998 is reduced by $343,000 to $3,060,000 and revenue for the first quarter of 1999 is increased by the same amount to $3,679,000. The impact on earnings in the fourth quarter of 1998 is a reduction of $119,000, or $.01 per share, to income of $489,000. The impact on earnings in the first quarter of 1999 is an increase of $119,000, or $.01 per share, to a loss of $3,050,000. The restated revenue for the years ended December 31, 1998 and 1999 is $12,930,000 and $13,826,000, respectively. The restated results for the years ended December 31, 1998 and 1999 include, respectively, net income of $3,633,000, or $.33 per share, and a net loss of $2,377,000, or $.23 per share.

         A summary of the impact of such restatement on the financial statements for the years ended December 31, 1998 and 1999 is as follows:

                                      AS PREVIOUSLY           AS RESTATED
                                        REPORTED          IN THIS FORM 10-K/A
Year Ended December 31, 1998
Total revenue                          $13,273,343            $12,930,363
Cost of product revenue                  6,014,181              5,790,184
                                      ------------           ------------
Gross profit                             7,259,162              7,140,179
Net income                               3,752,348              3,633,365
Diluted income per share:
Net income                                    0.34                   0.33
Diluted weighted average common
 shares and potential common
 shares outstanding                     11,006,276             11,006,276
Total assets                           $32,392,984            $32,616,981

                                      AS PREVIOUSLY                 AS RESTATED
                                        REPORTED                IN THIS FORM 10-K/A
Year Ended December 31, 1999
Total revenue                          $13,482,662                  $13,825,642
Cost of product revenue                  6,440,166                    6,664,163
                                     -------------                 ------------
Gross profit                             7,042,496                    7,161,479
Net loss                                (2,495,726)                  (2,376,743)

Diluted loss per share:

Net loss                                     (0.24)                       (0.23)

Diluted weighted average common
 shares and potential common
 shares outstanding                     10,220,584                   10,220,584
Total assets                           $32,511,105                  $32,511,105

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

         Short-term marketable securities consist of debt securities with maturities within twelve months of the balance sheet date. The Company classifies these short-term marketable securities as held to maturity, and accordingly they are carried at amortized costs. Aggregate fair value, amortized cost and average maturity for marketable securities held at December 31, 2000 and 1999 is as follows:

                                                                         DECEMBER 31, 2000
                                                          -----------------------------------------------
                                                                               GROSS
                                                           AMORTIZED         UNREALIZED
                                                             COST           HOLDING GAIN        FAIR VALUE
Commercial Paper (weighted average maturity of
   3.4 months).....................................        $10,039,849        $82,384          $10,122,233
                                                           ===========        =======          ===========


                                                                         DECEMBER 31, 1999
                                                          -----------------------------------------------
                                                                               GROSS
                                                           AMORTIZED         UNREALIZED
                                                             COST           HOLDING GAIN        FAIR VALUE

Commercial Paper (weighted average maturity of
   7.64 months)....................................         $8,184,870        $60,209           $8,245,079
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

REVENUE RECOGNITION

         Product revenue is recognized upon shipment of commercial product and represents sales of AMVISC(R) products, HYVISC(R) and ORTHOVISC(R). ORTHOVISC(R) is sold under several distribution contracts. On March 15, 2000, the Company announced that it had revised its revenue recognition policy for sales of ORTHOVISC(R) under its distribution agreement with Zimmer, and was restating its 1998 financial statements to reflect the revised policy. Under the revised revenue recognition policy,revenue is recognized based upon the minimum per unit price under the terms of the Zimmer Distribution Agreement at the time of sale to Zimmer. Prior to the restatement announced on March 15, 2000, Anika had recognized revenue for ORTHOVISC(R) sales to Zimmer based upon an estimate of the average selling price, which would be obtained by Zimmer upon sale of the ORTHOVISC(R) to its customers. Also, Anika had previously recognized revenue in 1998 and the first three quarters of 1999 for ORTHOVISC(R), from sales of units which had previously been purchased and paid for by Zimmer but was being held in Anika's refrigerators at Zimmer's request. In accordance with the revised revenue recognition policy, this revenue is recorded in the periods when the ORTHOVISC(R) being held was shipped to Zimmer from Anika's refrigerators. Amounts paid by Zimmer in excess of the amounts recognized as revenue are recorded by Anika as deferred revenue and amounted to $1,390,000 at September 30, 2000. On November 10, 2000, Anika and Zimmer agreed to a termination of the Zimmer Distribution Agreement. In accordance with the termination agreement, no further unit price adjustment was made, Zimmer was permitted to sell from its existing inventory through December 31, 2000, all units previously purchased by Zimmer, including units of ORTHOVISC(R) held in Anika's refrigerators for Zimmer, were destroyed, and Anika had no further obligations to Zimmer as of December 31, 2000. Accordingly, the amounts in deferred revenue related to Zimmer, including the license fees discussed below, total $4,249,000 and were included in revenue in the fourth quarter of 2000 (See Note 14.)

         The Company adopted the provisions of SEC Staff Accounting Bulletin 101 (SAB 101) in its 1999 operating results. SAB 101 changes revenue recognition practices for non-refundable up-front payments received as part of broad supply, distribution, and marketing agreements, including $2,500,000 and $1,500,000 received from Zimmer in the fourth quarter of 1997 and the second quarter of 1998, respectively. Prior to March 15, 2000, these amounts were recognized in the period received. In accordance with SAB 101, issued in December 1999, the Company recorded the cumulative effect of the change in accounting principle of $3,625,000 as a charge in the first quarter of 1999. Amounts received and deferred to future periods was $3,225,000 at December 31, 1999. The Company has recognized as revenue $100,000 of the payments in each of the quarters ended from March 31, 1999 through September 30, 2000. As a result of the early termination of the Zimmer Distribution Agreement, the remaining non-refundable up-front payments in deferred revenue of $2,925,000 was recorded as revenue in the fourth quarter of 2000 (See Note 14.)

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

         The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2000, 1999, and 1998:

                                                                        YEARS ENDED DECEMBER 31,
                                                                 2000            1999            1998
                                                             -----------     -----------      ----------
                                                                            (AS RESTATED)    (AS RESTATED)
Net income (loss)                                              $173,554      $(2,376,743)     $3,633,365
                                                             ===========     ===========      ==========
Basic weighted average common shares outstanding              9,895,725        9,740,560       9,885,724
Dilutive effect of assumed exercise of stock
 options and warrants                                           146,130          480,024       1,120,552
                                                             -----------     -----------      ----------
Diluted weighted average common and potential
 common shares outstanding                                   10,041,855       10,220,584      11,006,276
                                                             -----------     -----------      ----------


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

STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 for employee grants and provide the pro forma disclosure of SFAS No. 123 (see Note 10).

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

         Product revenue by significant customers is as follows:


                              PERCENT OF PRODUCT REVENUE
                                YEAR ENDED DECEMBER 31,
                                2000     1999     1998
                                ----     ----     ----
AMVISCa:
Bausch & Lomb                  54.1%     62.3%   70.8%

ORTHOVISCa:
Zimmer                         16.4%      5.3%     7.6%
Biomeks                        17.7%     27.7%    19.8%
                               ----      ----     ----
                               88.2%     95.3%    98.2%
                               ----      ----     ----


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

         Revenues by country in total and as a percentage of total revenues are as follows for the years ended December 31, 2000, 1999, and 1998, respectively:



                                            YEARS ENDED DECEMBER 31,
COUNTRY:                     2000                    1999                       1998
                    ----------------------------------------------------------------------------
                                 PERCENT OF               PERCENT OF                 PERCENT OF
                     REVENUE       REVENUE     REVENUE     REVENUE        REVENUE      REVENUE
                    ---------   ------------  ---------  ------------    ---------  ------------
                                                 (AS RESTATED)                (AS RESTATED)
United States      $13,041,791      79.84%    $9,724,053      70.33%    $10,473,268     81.00%
Middle East          2,445,821      14.97%     3,948,839      28.56%      2,307,095     17.84%
Other/Europe           847,610       5.19%       152,750       1.11%        150,000      1.16%                      -
                   -----------   ---------   -----------  ----------    -----------  ---------
   Total           $16,335,222     100.00%   $13,825,642     100.00%    $12,930,363    100.00%
                   -----------   ---------   -----------  ----------    -----------  ---------



4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         A summary of the allowance for doubtful account activity is as follows:


                                                         DECEMBER 31,
                                             2000           1999            1998
                                          ---------       ---------      ----------

Balance, beginning of the year             $61,000         $57,000         $     -
Amounts provided                            63,000          12,000          57,000
Amounts written off                              -          (8,000)              -
                                          ---------       ---------      ----------
Balance, at the end of the year           $124,000         $61,000         $57,000
                                          =========       =========      ==========


5. INVENTORIES

         Inventories consist of the following:


                                          DECEMBER 31,
                                      2000           1999
                                   ----------     ----------

Raw Materials                      $1,386,504       $681,936
Work in-process                     3,169,358      3,690,618
Finished goods                        181,783      1,121,147
                                   ----------     ----------
Total                              $4,737,645     $5,493,701
                                   ==========     ==========


6. PROPERTY & EQUIPMENT

         Property and equipment is stated at cost and consists of the following:

                                             DECEMBER 31,
                                        2000              1999
                                     ----------       ----------

Machinery and equipment              $6,071,812       $5,704,663
Furniture and fixtures                  670,923        1,773,390
Leasehold improvements                1,878,844          638,180
                                     ----------       ----------
                                      8,621,579        8,116,233
                                     ----------       ----------
Less accumulated depreciation        (5,498,455)      (4,587,692)
                                     ----------       ----------
Total                                $3,123,124       $3,528,541
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

8. ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                   DECEMBER 31,
                                              2000              1999
                                          ----------        ----------

Accrued compensation                        $587,222          $666,900
Federal taxes                                      -            30,530
Accrued legal and professional fees          247,000           123,200
Clinical Trials                               30,001           383,754
Other accrued expenses                       531,454           348,277
                                                   -
                                          ----------        ----------
Total                                     $1,395,677        $1,552,661
                                          ==========        ==========


9. LEASE OBLIGATIONS

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


10. STOCK OPTION PLAN

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

         Combined stock option activity for both Plans is summarized as follows:


                                                                      WEIGHTED
                                                                  AVERAGE EXERCISE
                                                   SHARES          PRICE PER SHARE
                                                 -----------     ------------------

Outstanding at December 31, 1997                  1,846,515             $3.77
                                                  ---------             -----
         Granted                                    508,500              5.82
         Canceled                                   (68,958)             8.49
         Exercised                                 (112,153)             3.62
                                                  ---------             -----
Outstanding at December 31, 1998                  2,173,904             $4.02
                                                  ---------             -----
         Granted                                    223,500              5.60
         Canceled                                  (241,116)             5.91
         Exercised                                 (561,237)             2.08
                                                  ---------             -----
Outstanding at December 31, 1999                  1,595,051             $4.99
                                                  ---------             -----
         Granted                                    682,776              4.49
         Canceled                                  (413,505)             5.63
         Exercised                                 (143,200)             3.46
                                                  ---------             -----
Outstanding at December 31, 2000                  1,721,122             $4.77
                                                  =========             =====
Exercisable, December 31, 2000                      781,605             $4.99
                                                  =========             =====
Exercisable, December 31, 1999                      870,384             $4.44
                                                  =========             =====
Exercisable, December 31, 1998                    1,339,236             $3.04
                                                  ---------             -----


         Generally, options vest in varying installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. There are 412,946 options available for future grant at December 31, 2000.

         The following table summarizes significant ranges of outstanding options under both Plans at December 31, 2000:

                               Options Outstanding               Options Exercisable

                                     Weighted        Weighted                   Weighted
                                      Average         Average                    Average
  Ranges of         Number           Remaining       Exercise     Number        Exercise
Exercise Price    Outstanding    Contractual Life      Price    Exercisable       Price
--------------    -----------    ----------------    --------   -----------     --------

 $1.19 - 3.00      458,933              8.01           1.94       124,833         2.66
 3.12 - 4.94       300,776              6.60           4.24       171,359         3.81
 5.00 - 7.00       708,933              7.40           5.74       345,933         5.27
 7.63 - 9.75       252,480              7.67           7.75       139,480         7.77
                 ---------              ----           ----       -------         ----
                 1,721,122              7.20           4.77       781,605         4.99
                 =========              ====           ====       =======         ====

         The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2000, 1999, and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:


                                                                              DECEMBER 31,
                                                                2000              1999          1998
                                                              -------            ------        ------
Risk-Free interest rate                                        61.80%             5.56%         5.45%
Expected dividend yield                                         0.00%             0.00%         0.00%
Expected lives                                                     4                 6             6
Expected volatility                                            71.60%            65.10%        50.00%
Weighted average grant date, fair value of grants              $2.16             $3.21         $4.07



         Had compensation expense for employee stock options granted been determined based on the fair value at the date of grant as prescribed under SFAS No. 123, pro forma net income (loss) and net income (loss) per share would have been as follows:


                                                                Years ended December 31,
                                                         2000              1999             1998
                                                      ---------       --------------     -----------
                                                                       (as restated)

Net income (loss)
  As reported                                          $173,554        $(2,376,743)      $3,633,365
  Pro forma                                           $(522,111)       $(3,046,048)      $2,986,479
Net income (loss) per share, as reported
  Basic                                                   $0.02             $(0.24)           $0.37
  Diluted                                                 $0.02             $(0.23)           $0.33
Net income (loss) per share, proforma
  Basic                                                  $(0.05)            $(0.31)           $0.30
  Diluted                                                $(0.05)            $(0.30)           $0.27


11. SHAREHOLDER RIGHTS PLAN

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

14. LICENSING AND DISTRIBUTION AGREEMENTS

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

         The approximate income tax effect of each type of temporary difference and carry-forward is as follows:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                  2000             1999
                                                                                  ----             ----

Deferred tax assets (liabilities):
  Depreciation............................................................        $196,036         $430,006
  Accrued expenses and other..............................................         119,354          (5,097)
  Inventory reserves......................................................         173,757          120,690
  Nonqualified stock option amortization..................................         112,627          112,627
  Deferred revenue........................................................           --           1,847,002
  Net operating loss carry-forwards.......................................       1,938,569           84,181

Gross deferred tax assets.................................................       2,540,343        2,589,409
  Less: valuation allowance...............................................      (2,540,343)      (2,589,409)
                                                                               -----------      -----------
Net deferred tax asset....................................................          $--             $--
                                                                               ============     ===========

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

         Income tax expense was $15,940, $31,412, and $127,557 for the years ended December 31, 2000, 1999, and 1998, respectively. The provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of thirty-four percent to pretax income as a result of the following:


                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                 2000               1999               1998
                                                                 ----               ----               ----

Computed expected tax expense (benefit).................          $64,562         $(837,867)         $1,319,168
State tax (benefit) expense (net of federal benefit)....           10,821          (147,859)            232,794
Nondeductible expenses..................................           34,837             44,944             12,069
Unrealized gain on short-term investments...............             --                 --              (80,702)
Other...................................................          (45,080)            30,133            (58,829)
Change in valuation allowance related to income tax
  benefit...............................................          (49,066)           942,061         (1,296,943)
                                                                  --------         ---------         ----------
Tax expense.............................................          $15,940            $31,412           $127,557
                                                                  ========         =========         ==========

16. LEGAL MATTERS

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

17. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                               QUARTER ENDED         QUARTER ENDED           QUARTER ENDED          QUARTER ENDED
YEAR 2000                                         MARCH 31,             JUNE 30,             SEPTEMBER 30,           DECEMBER 31,

Total Revenue                                    $2,720,833            $3,768,765             $ 2,729,807             $7,115,817
Cost of Product Revenue                           1,232,968             2,422,617               2,804,285              3,410,689
Gross Profit (Loss)                               1,487,865             1,346,148                 (74,478)             3,705,128
Net Income (Loss)                                $ (564,087)           $ (218,489)            $(1,382,824)            $2,338,954
                                                ===========            ==========             ===========             ==========
Per common share information:
Basic Net income (loss) per share                   $(0.06)            $    (0.02)            $     (0.14)            $     0.24
Basic common shares outstanding                  9,804,284              9,918,842               9,934,280              9,934,280
Diluted Net income (loss) per share                 $(0.06)                $(0.02)                 $(0.14)            $     0.23
Diluted common shares outstanding                9,804,284              9,918,842               9,934,280             10,080,410
                                                ===========            ==========             ===========             ==========

                                               QUARTER ENDED          QUARTER ENDED          QUARTER ENDED          QUARTER ENDED
YEAR 1999                                         MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                                              (AS RESTATED IN
                                              THIS FORM 10-K/A)
Total Revenue                                   $ 3,678,630             $3,533,346            $2,995,350            $  3,275,336
Cost of Product Revenue                           1,932,168              1,688,714             1,429,587               1,389,697
Gross Profit                                      1,746,462              1,844,632             1,565,763               1,885,639
Income (loss) before cumulative effect of
  change in accounting principle                    574,804                397,888               (92,881)                249,463
Cumulative effect of change in accounting
  principle                                      (3,625,000)                     -                     -                       -
Net Income (loss)                               $(3,050,196)            $  397,888            $  (92,881)           $    249,463
                                                ===========             ==========            ==========            ============
Per common share information:
Basic:
Income before cumulative effect of change
  in accounting principle                            $0.06              $     0.04             $   (0.01)           $      0.03
Cumulative effect of change in accounting
  principle                                          (0.38)                      -                     -                      -
Net income (loss)                                   $(0.32)                  $0.04                $(0.01)           $      0.03
Basic common shares outstanding                  9,514,381               9,558,024             9,940,228              9,941,901

Diluted:
Income before cumulative effect of change
  in accounting principle                      $     0.06               $     0.04            $    (0.01)           $      0.02
Cumulative effect of change in accounting
  principle                                         (0.36)                       -                     -                      -
Net income (loss)                                  $(0.30)                   $0.04            $    (0.01)           $      0.02

Diluted common shares outstanding              10,077,488               10,075,826             9,940,228             10,305,481

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

         (a) Documents filed as part of Form 10-K/A.

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

         The list of Exhibits filed as a part of this Annual Report on Form 10-K/A are set forth on the Exhibit Index at (c) below.

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

         10.4 TMJ Agreement dated as of April 29, 1993 between the Company and MedChem, incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.8 Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.9 First Amendment to Lease dated December 11, 1997 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.10 Extension of Lease dated November 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.11 Second Amendment to Lease dated November 23, 1998 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.12 Lease dated September 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to
                  Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.15 Non-Disclosure Agreement and Non-Competition Agreement dated August 28, 1997 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.18 Promissory Note for $59,000 dated as of July 10, 1998 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.19 Promissory Note for $41,000 dated as of December 17, 1999 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.22 Non-Disclosure and Non-Competition Agreement dated February 10, 1998 between the Company and Michael R. Slater, incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.23 Promissory Note for $29,000 dated September 29, 2000 between the Company and Michael R. Slater, incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.26 Non-Disclosure and Non-Competition Agreement dated May 5, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.27 Promissory Note for $59,000 dated May 26, 2000 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.31 Non-Disclosure and Non-Competition Agreement dated December 2, 1996 between the Company and Edward Ross, J., incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         (11)     Statement Regarding the Computation of Per Share Earnings

         11.1 Statement Regarding the Computation of Per Share Earnings, incorporated herein by reference to Exhibit 11.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         (21)     Subsidiaries of the Registrant

         21.1 List of Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         (23)     Consent of Experts

         *23.1    Consent of ARTHUR ANDERSEN LLP.


         *   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on September 5, 2001.

                       ANIKA THERAPEUTICS, INC.

                       By:  /S/ DOUGLAS R. POTTER
                            ---------------------------------------------------
                            Douglas R. Potter
                            CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------------------------------------------------------------

    SIGNATURE                            TITLE                                              DATE
    ---------                            -----                                             ------

/s/ DOUGLAS R. POTTER        Chief Executive Officer and                              September 5, 2001
------------------------     Chief Financial Officer
Douglas R. Potter            PRINCIPAL FINANCIAL OFFICER

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

         10.4 TMJ Agreement dated as of April 29, 1993 between the Company and MedChem, incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.8 Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.9 First Amendment to Lease dated December 11, 1997 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.10 Extension of Lease dated November 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.11 Second Amendment to Lease dated November 23, 1998 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.12 Lease dated September 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to
                  Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.15 Non-Disclosure Agreement and Non-Competition Agreement dated August 28, 1997 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.18 Promissory Note for $59,000 dated as of July 10, 1998 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.19 Promissory Note for $41,000 dated as of December 17, 1999 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.22 Non-Disclosure and Non-Competition Agreement dated February 10, 1998 between the Company and Michael R. Slater, incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.23 Promissory Note for $29,000 dated September 29, 2000 between the Company and Michael R. Slater, incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.26 Non-Disclosure and Non-Competition Agreement dated May 5, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         10.27 Promissory Note for $59,000 dated May 26, 2000 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         10.31 Non-Disclosure and Non-Competition Agreement dated December 2, 1996 between the Company and Edward Ross, J., incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

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

         (11)     Statement Regarding the Computation of Per Share Earnings

         11.1 Statement Regarding the Computation of Per Share Earnings, incorporated herein by reference to Exhibit 11.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         (21)     Subsidiaries of the Registrant

         21.1 List of Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.

         (23)     Consent of Experts

         *23.1    Consent of ARTHUR ANDERSEN LLP.


*   Filed herewith.