Form 10-Q
period 2001-09-30
ANIKA THERAPEUTICS INC
filed 2001-11-14
CIK 898437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     At November 12, 2001 there were 9,934,280 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                    Anika Therapeutics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           September 30,             December 31,
                                                                                2001                     2000
                                                                         -------------------       ------------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                              $       10,001,142          $     8,265,936
  Marketable securities                                                           3,957,994               10,039,849
  Accounts receivable, net of allowance for doubtful
    accounts of $25,000 and $124,000, respectively                                2,003,398                1,692,457
  Inventories                                                                     3,934,214                4,737,645
  Prepaid expenses  and other current assets                                        365,086                  612,890
                                                                         -------------------       ------------------
      Total current assets                                                       20,261,834               25,348,777

Property and equipment, at cost                                                   9,486,635                8,621,579
Less: accumulated depreciation                                                   (6,295,912)              (5,498,455)
                                                                         -------------------       ------------------
                                                                                  3,190,723                3,123,124
Long term deposits                                                                  118,660                  124,600
Notes receivable from officers                                                      253,000                  382,000
                                                                         -------------------       ------------------
Total assets                                                             $       23,824,217          $    28,978,501
                                                                         ===================       ==================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $          881,100          $       870,502
  Accrued expenses                                                                1,986,444                1,395,677
  Deferred revenue                                                                  401,475                        -
                                                                         -------------------       ------------------
      Total current liabilities                                                   3,269,019                2,266,179
                                                                         -------------------       ------------------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Redeemable convertible preferred stock, $.01 par value
    authorized 750,000 shares, no shares issued and outstanding                           -                        -
  Undesignated preferred stock, $.01 par value
    authorized 1,250,000 shares, no shares issued and outstanding                         -                        -
  Common stock, $.01 par value: authorized 30,000,000 shares;
    Issued  9,991,943 shares in 2001 and 2000                                        99,919                   99,919
  Additional paid-in capital                                                     31,640,232               31,735,660
  Treasury stock (at cost, 57,663 shares)                                          (279,756)                (279,756)
  Deferred compensation                                                              (5,369)                (244,549)
  Accumulated deficit                                                           (10,899,828)              (4,598,952)
                                                                         -------------------       ------------------
      Total stockholders' equity                                                 20,555,198               26,712,322
                                                                         -------------------       ------------------
Total liabilities and stockholder's equity                               $       23,824,217          $    28,978,501
                                                                         ===================       ==================



  The accompanying notes are an integral part of these consolidated financial statements.

                    Anika Therapeutics, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                        September 30,
                                                          2001               2000               2001             2000
                                                    ---------------   ----------------    ---------------   ---------------
Product revenue                                       $  3,045,779      $   2,629,807       $  8,143,431      $  8,919,405
Licensing revenue                                            8,000            100,000              8,000           300,000
                                                    ---------------   ----------------    ---------------   ---------------
  Total revenue                                          3,053,779          2,729,807          8,151,431         9,219,405
Cost of product revenue                                  2,553,582          2,804,285          6,631,579         6,459,870
                                                    ---------------   ----------------    ---------------   ---------------
        Gross profit                                       500,197            (74,478)         1,519,852         2,759,535
Operating expenses:
   Research & development                                  826,378            516,171          3,095,573         2,737,136
   Selling, general & administrative                     1,100,180          1,093,841          4,347,544         3,080,464
   Litigation settlement costs                                   -                  -            950,716                 -
                                                    ---------------   ----------------    ---------------   ---------------
         Total operating expenses                        1,926,558          1,610,012          8,393,833         5,817,600

Loss from operations                                    (1,426,361)        (1,684,490)        (6,873,981)       (3,058,065)
Interest and other income, net                              94,324            301,666            573,105           892,665
                                                    ---------------   ----------------    ---------------   ---------------
   Net loss                                           $ (1,332,037)     $  (1,382,824)      $ (6,300,876)     $ (2,165,400)
                                                    ===============   ================    ===============   ===============

                                                    ---------------   ----------------    ---------------   ---------------
Basic and diluted net loss per common share           $      (0.13)     $       (0.14)      $      (0.63)     $      (0.22)
                                                    ===============   ================    ===============   ===============

Shares used for computing basic and diluted net
loss per common share                                    9,934,280          9,934,280          9,934,280         9,870,323
                                                    ===============   ================    ===============   ===============



  The accompanying notes are an integral part of these consolidated financial statements.

                    Anika Therapeutics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                    2001                 2000
                                                                              ---------------        -------------
Cash flows from operating activities:

Net loss                                                                        ($6,300,876)         ($2,165,400)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                  797,456              676,251
     Amortization of deferred compensation                                          143,753              216,503
     Forgiveness of debt on officer loans
     Changes in operating assets and liabilities:
          Accounts receivable                                                       (310,941)              256,778
          Inventories                                                                803,431          (1,072,460)
          Prepaid expenses and other current assets                                  247,804              261,295
          Accounts payable                                                            10,598            (150,863)
          Accrued expenses                                                           590,767             (30,013)
          Deferred revenue                                                           401,475            (302,332)
                                                                             ---------------        -------------
Net cash used for operating activities                                            (3,487,533)          (2,310,241)
                                                                             ---------------        -------------

Cash flows from investing activities:
     Proceeds from sale of held-to-maturity marketable securities                 17,460,095            5,558,029
     Purchase of held-to-maturity marketable securities                          (11,378,240)          (4,106,973)
     Purchase of property and equipment                                             (865,056)            (413,984)
     Decrease in long term deposits                                                    5,940                    -
     Notes receviable from officers                                                        -             (29,000)
                                                                             ---------------        -------------
Net cash provided by investing activities                                          5,222,739            1,008,072
                                                                             ---------------        -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                               -              539,934
                                                                             ---------------        -------------
Net cash provided by financing activities                                                  -              539,934
                                                                             ---------------        -------------
Increase/(decrease) in cash and cash equivalents                                   1,735,206            (762,235)
Cash and cash equivalents at beginning of period                                   8,265,936            6,440,705
                                                                             ---------------        -------------
Cash and cash equivalents at end of period                                     $  10,001,142         $  5,678,470
                                                                             ===============        =============




  The accompanying notes are an integral part of these consolidated financial statements.

                            ANIKA THERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS

     Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC(R) is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC(R) is currently limited to investigational use. The Company manufactures AMVISC(R) and AMVISC(R) Plus for Bausch & Lomb Surgical, which are HA products used as viscoelastic supplements in ophthalmic surgery. STAARVISC(R)II, an injectable ophthalmic viscoelastic, is produced for STAAR Surgical Company, and ShellGel(TM) is produced for Cytosol Ophthalmics, Inc.

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and the cash flows for the nine months ended September 30, 2001 and 2000.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K/A for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. (See "Risk Factors and Certain Factors Affecting Future Operating Results".)

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

MARKETABLE SECURITIES

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable securities consist of commercial paper with maturities within twelve months of the balance sheet date. The Company classifies these marketable securities as held to maturity, and accordingly they are carried at amortized cost. Aggregate fair value, amortized cost and average maturity for marketable securities held at September 30, 2001 and December 31, 2000 are as follows:

                                                                SEPTEMBER 30, 2001
                                              -------------------------------------------------------
                                                                GROSS UNREALIZED
                                                 AMORTIZED        HOLDING GAIN
                                                    COST                              FAIR VALUE
Commercial Paper (weighted average
  maturity of 2.5 months)...................       $3,957,994         $50,986           $4,008,980
                                                   ==========         =======           ==========

                                                                DECEMBER 31, 2000
                                             --------------------------------------------------------
                                                                GROSS UNREALIZED
                                                 AMORTIZED        HOLDING GAIN
                                                   COST                               FAIR VALUE
Commercial Paper (weighted average
  maturity of 3.4 months)...................     $10,039,849         $82,384          $10,122,233
                                                 ===========         =======          ===========


     During the nine months ending September 30, 2001, securities classified as held to maturity, with an amortized cost aggregating $17,460,095, including interest and realized gains of $440,791, matured.

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

REVENUE RECOGNITION

     Product revenue is recognized upon shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue is classified as deferred revenue. ORTHOVISC(R) is sold through several distribution arrangements as well as two outsource order processing arrangements ("logistic agents"). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer. The Company recognizes non-refundable up-front or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the agreements to which the payments apply.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2001, the Company did not identify any impairments.

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

REPORTING COMPREHENSIVE INCOME

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no other items of comprehensive income for the three and nine months ended September 30, 2001 and 2000 except for its reported net loss.

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

     Revenues by geographic location in total and as a percentage of total revenues are as follows for the three and nine months ended September 30, 2001 and 2000, respectively:

                             Three Months ended September 30,                         Nine Months ended September 30,
                             2001                        2000                       2001                          2000
                   ------------------------------------------------------ --------------------------------------------------------
Geographic location:             Percent of                  Percent of                  Percent of                   Percent of
                      Revenue      Revenue       Revenue      Revenue        Revenue      Revenue         Revenue       Revenue
                   ------------------------------------------------------ --------------------------------------------------------
United States        $ 2,272,834       74.4%     $1,917,457        70.2%     $ 5,669,109        69.5%       $6,650,455      72.1%
Middle East               91,337        3.0%        655,000        24.0%         103,287         1.3%        2,167,500      23.5%
Other/Europe             689,608       22.6%        157,350         5.8%       2,379,035        29.2%          401,450       4.4%
                   ------------------------------------------------------ --------------------------------------------------------
   Total             $ 3,053,779      100.0%     $2,729,807       100.0%     $ 8,151,431       100.0%       $9,219,405     100.0%
                   ====================================================== ========================================================

     Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the "Other/Europe" category since that time.

     Product revenue by significant customers is as follows:

                                           Percent of Product Revenue    Percent of Product Revenue
                                               Three Months ended             Nine Months ended
                                                  September 30,                  September 30,
                                                 2001       2000                 2001       2000
                                              ----------------------          ---------------------
AMVISC(R):
Bausch & Lomb                                     69.3%     53.6%                60.4%      54.1%

ORTHOVISC(R):
Pharmaren AG (Biomeks in Year 2000)               13.8%     25.9%                18.6%      17.7%
Zimmer                                             0.0%      6.7%                 0.0%      16.4%
                                              ----------------------          ---------------------
                                                  83.1%     86.2%                79.0%      88.2%
                                              ======================          =====================


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but instead goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect the adoption of this statement to have a material impact on their operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

4. EARNINGS PER SHARE

     The Company reports earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share.

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share. Accordingly, the dilutive effect of outstanding options totaling 416,500 and 1,255,809, respectively at September 30, 2001 and 2000, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for the periods presented.

5. INVENTORIES

     Inventories consist of the following:

                                             September 30,     December 31,
                                                 2001              2000
                                        ------------------------------------
Raw materials                                 $   1,052,264     $ 1,386,504
Work in-process                                   2,786,302       3,169,358
Finished goods                                       95,648         181,783
                                        ------------------------------------
Total                                         $   3,934,214     $ 4,737,645
                                        ====================================


     Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6. PROPERTY & EQUIPMENT

     Property and equipment is stated at cost and consists of the following:


                                               September 30,    December 31,
                                                   2001             2000
                                             ----------------------------------
Machinery and equipment                           $  5,961,252     $ 6,071,812
Furniture and fixtures                                 696,379         670,923
Leasehold improvements                               2,829,004       1,878,844
                                             ----------------------------------
                                                     9,486,635       8,621,579
                                             ----------------------------------
Less accumulated depreciation                       (6,295,912)     (5,498,455)
                                             ----------------------------------
Total                                             $  3,190,723     $ 3,123,124
                                             ==================================


     Costs of $835,000 for a clean room under construction had previously been included in machinery and equipment. This amount was reclassified to leasehold improvements upon its completion in the first quarter of 2001.

7. NOTES RECEIVABLE FROM OFFICERS

     Notes receivable from officers of $253,000 consists of loans made to one officer and two former officers. The notes receivable from the former officers are secured by mortgages on their primary residences. Interest accrues at annual rates between 5.54% to 6.22%. In connection with the departure of two former officers in June 2001, notes totaling $129,000 were forgiven. In addition, the maturity of a note in the amount of $75,000 to the Company's former chief executive officer, which is secured by a mortgage on his primary residence, was extended to the earlier of the sale of such residence or March 31, 2002. The maturity of a note to another former officer, that is secured by a mortgage on his primary residence, is due on August 12, 2004.

8. LICENSING AND DISTRIBUTION AGREEMENT

     In July 2000, the Company entered into a seven-year supply agreement (the "BLS Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb. Under the terms of the BLS Agreement, effective January 1, 2001, the Company became Bausch & Lomb's exclusive provider of AMVISC(R) and AMVISC(R) Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The BLS Agreement expires December 31, 2007, superceding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001. The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The BLS Agreement lifts contractual restrictions on the Company's sales of certain ophthalmic products to other companies, subject to payment of royalties to Bausch & Lomb by the Company. In exchange, the Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by BLS. Under the terms of the agreement, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2001 are subject to possible retroactive price adjustments when the actual annual unit volume for 2001 becomes known. In accordance with the Company's revenue recognition policy, revenue is not recogninized if the sale price is not fixed and determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue. At September 30, 2001, the deferred revenue amounted to $401,475.

     In April 2001, the Company entered into a five-year supply agreement with Cytosol Ophthalmics, Inc. Under the terms of the agreement, effective April 11, 2001, the Company became Cytosol Ophthalmic's exclusive provider of sterile sodium hyaluronate ophthalmic viscoelastic products, in the U.S. and international markets. Under the agreement, in lieu of up front payments, the Company is entitled to an increase in the price per unit of $2 per unit for the initial 50,000 units purchased. The agreement expires April 11, 2006. The agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. For the three and nine months ended September 30, 2001, the Company has recognized $8,000 of the price adjustment and has recorded this amount as license revenue.

9. LEGAL MATTERS

     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. The Company has been cooperating fully. These matters, relating to the Company's historical accounting for and disclosures concerning sales of ORTHOVISC(R) under a long-term supply and distribution agreement with Zimmer, were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. On August 14, 2001, as a result of the SEC's on-going investigation, the Company, in conjunction with its independent auditors, determined to again restate its financial results for the fourth quarter of 1998 and the first quarter of 1999 as discussed in Note 10 herein. The Company is not in a position to predict the probable outcome of the SEC's investigation or its potential impact on the Company's business or operations.

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

     In the Stipulation, the parties requested that the Court have a Final Settlement Hearing at which, among other things, (i) the Court would certify, for purposes of settlement, the Class, and certify, for purposes of settlement, the Action as a class action; (ii) the Court would finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (iii) the Court would enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court originally scheduled the Final Settlement Hearing for August 8, 2001. Pursuant to the joint request of counsel for the plaintiffs and counsel for the Company, the hearing was extended because of the restatement of financial results for certain prior periods as discussed in Note 10 herein. The Final Settlement Hearing was held on October 22, 2001 and the Court approved the Settlement.

10. RESTATEMENT

     On August 14, 2001, as a result of the SEC's ongoing investigation, the Company announced the restatement of its financial results for the fourth quarter of 1998 and the first quarter of 1999. This restatement involves the timing of recognition of revenues for the sale of ORTHOVISC(R) to Zimmer, formerly an ORTHOVISC(R) distributor. The Company and its independent auditors determined that certain revenue previously recognized in the fourth quarter of 1998 should have been recognized in the first quarter of 1999. Accordingly, revenue for the fourth quarter of 1998 is reduced by $343,000 to $3,060,000 and revenue for the first quarter of 1999 is increased by the same amount to $3,679,000. The impact on earnings in the fourth quarter of 1998 is a reduction of $119,000, or $.01 per share, to income of $489,000. The impact on earnings in the first quarter of 1999 is an increase of $119,000, or $.01 per share, to a loss of $3,050,000. The restated revenue for the years ended December 31, 1998 and 1999 is $12,930,000 and $13,826,000, respectively. The restated results for the years ended December 31, 1998 and 1999 include, respectively, net income of $3,633,000, or $.33 per share, and a net loss of $2,377,000, or $.23 per share. On September 5, 2001, the Company filed an amended Form 10-K for the year ended December 31, 2000 related to this restatement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ANIKA THERAPEUTICS, INC. AND THE NOTES THERETO AS WELL AS THE "RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" HEREIN.

     The Company derives a substantial portion of its revenue from the sale of AMVISC(R) and AMVISC(R)Plus to Bausch & Lomb Surgical. For the three months ended September 30, 2001 and 2000, AMVISC sales accounted for 69.3% and 53.6% of product revenue, respectively. For the nine months ended September 30, 2001 and 2000, AMVISC sales accounted for 60.4% and 54.1% of product revenue, respectively.

RESULTS OF OPERATIONS

     PRODUCT REVENUE. Product revenue for the three months ended September 30, 2001 was $3,045,779, an increase of $415,972, or 16%, from $2,629,807 recorded in the corresponding quarter of 2000. Product revenue associated with AMVISC(R) increased by $619,215 in the third quarter of 2001 compared to the third quarter of 2000. Product revenue for the nine months ended September 30, 2001 was $8,143,431, a decrease of $775,974, or 9%, over the $8,919,405 recorded in the comparable period of the prior year. The decrease was primarily attributable to lower ORTHOVISC(R) sales due to the termination of the ORTHOVISC(R) distribution agreement with Zimmer, as well as reduced selling prices to another customer. The reduced selling price was negotiated to meet competitive market conditions and is not expected to result in increased volume to offset the price reduction in future periods. AMVISC(R) product sales were higher compared with 2000 as a result of higher unit volumes that partially offset lower unit prices under the BLS Agreement, effective April 1, 2000.

     LICENSING REVENUE. There was license revenue of $8,000 for the three and nine months ended September 30, 2001 related to up-front payments on a new five year supply agreement with a purchaser of the Company's ophthalmic products. . For the three and nine months ended September 30, 2000, licensing revenues of $100,000 and $300,000, respectively, represented the annual amortization of certain milestone payments received in 1997 and 1998 in connection with the terminated ORTHOVISC(R) distribution agreement with Zimmer.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2001 was $500,197, an increase of $574,675, from a gross loss of ($74,478) recorded in the prior year corresponding quarter. Gross profit for the nine months ended September 30, 2001 was $1,519,852 compared with $2,759,535 for the first nine months of 2000, a decrease of 45%. These changes reflect lower sales, as well as lower prices for ORTHOVISC(R) sales to the Company's distributor for the Turkish market, as well as the absence of amortized license fee revenue included in the prior year period. In addition, revenues for the first quarter of 2001 reflect lower unit prices for the Company's sales to Bausch and Lomb. Compared with the second quarter 2001, gross profit declined reflecting a higher proportion of opthalmic product sales in the Company's revenues. Further, costs of sales for the three and nine months ending September 30, 2001 includes approximately $500,000 and $1,700,000, respectively, attributable to underutilization of manufacturing capacity resulting from the Company's efforts to reduce work-in-process and other inventory. The Company expects to commence early stages of work-in-process manufacturing during the fourth quarter of 2001.

     RESEARCH & DEVELOPMENT. Research and development expenses for the three months ended September 30, 2001 increased by $310,207 to $826,378 from $516,171 recorded in the corresponding quarter of the prior year. Research and development expenses for the nine months ended September 30, 2001 increased $358,437, or 13%, compared to the same period in 2000. The increases are primarily the result of costs associated with the new ORTHOVISC(R) Phase III clinical trial. Enrollment of patients in the ORTHOVISC(R) clinical trial has been slower than the Company had anticipated, however, the rate of enrollment has accelerated and the Company expects clinical trial costs to increase in the fourth quarter of 2001. Research and development costs for INCERT(R) in the second and third quarters of 2001 were substantially lower than in the first quarter as the Company is evaluating various development options for this product and its underlying technology, including reconsideration of the Company's previous plans to launch a clinical trial in 2001.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 2001 increased by $6,339 or 0.5%, to $1,100,180 from $1,093,841 in the corresponding quarter of the prior year. For the nine months ended September 30, 2001, selling, general and administrative expenses increased $1,267,080 or 41% compared to the same period in the prior year. This increase is attributable to several items. First, accrued separation costs amounted to $515,000 and relate to management changes implemented in June 2001. Costs of the management separation include the forgiveness of officer loans totaling $129,000. Second, selling and marketing expenses related to ORTHOVISC(R) amounted to approximately $280,000 of the increase, and third, professional fees represent approximately $441,000 of the increase.

     LITIGATION SETTLEMENT COSTS. Litigation settlement costs for the nine months ended September 30, 2001 included a charge of $850,000, which is the portion of the $1.25 million settlement amount contributed by the Company, and $100,716 in professional fees related to the putative class action suit. The settlement received final court approval on October 22, 2001 (See Note 9 of the financial statements provided in Item 1 herein.)

     NET INTEREST INCOME. The Company's net interest income decreased by $164,462 to $137,204 for the three months ended September 2001 from $301,666 in the corresponding quarter of the prior year. Net interest income for the nine months ended September 30, 2001 was $615,985 compared with $892,665 for the same period in 2000. The decreases are attributable to reduced average cash balances and lower interest rates during the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had cash, cash equivalents and short term investments of $14.0 million and working capital of $17.0 million versus cash, cash equivalents and short term investments of $18.3 million and working capital of $23.1 million at December 31, 2000. Investments at September 30, 2001 consist of commercial paper of various maturities of less than one year. Since December 31, 2000, the Company's investments have generally moved to shorter maturities. As a result, approximately $6M in marketable securities has shifted to cash equivalents on the balance sheet.

     During the first three quarters of 2001, operating activities used $3.5 million, including the payment of $850,000 to the settlement fund in connection with the shareholder litigation settlement. Capital expenditures were $865,056 during the nine month period ended September 30, 2001. Approximately $340,000 of these expenditures was used for the construction of certain pilot laboratory projects, as previously disclosed. Aggregate capital investments for 2001 are expected to be approximately $1 million. The Company is currently negotiating an extension of certain of its leases. If it is unable to extend such lease, there is a risk that its aggregate capital investments may increase in the future.

     As described in financial statement Note 9 - "Legal Matters", three putative class action lawsuits have been filed against the Company and former officers of the Company. These lawsuits have been consolidated. The parties negotiated and entered into a Memorandum of Understanding dated March 8, 2001, and the parties negotiated and entered into a Stipulation and Agreement of Settlement, Compromise and Release ("Stipulation") dated May 25, 2001, which contains the terms of a settlement of the action, subject to approval by the Court.

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

     In the Stipulation, the parties requested that the Court have a Final Settlement Hearing at which, among other things, (i) the Court would certify, for purposes of settlement, the Class, and certify, for purposes of settlement, the Action as a class action; (ii) the Court would finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (iii) the Court would enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court originally scheduled the Final Settlement Hearing for August 8, 2001. Pursuant to the joint request of counsel for the plaintiffs and counsel for the

Company, the hearing was extended because of the restatement of financial results for certain prior periods as discussed in Note 10 herein. The Final Settlement Hearing was held on October 22, 2001 and the Court has approved the Settlement.

     The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies; clinical trials and product clearances by the FDA and other agencies; the cost, and timing requirements of its efforts to manage its manufacturing capabilities and related costs; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; defending, negotiating, and settling legal matters; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products. There can be no assurance that the Company will record profits in future periods. See "Risk Factors and Certain Other Factors Affecting Future Operating Results - History of Losses; Uncertainty of Future Profitability" for other factors which could affect the Company's future capital requirements and the adequacy of available funds.

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "WILL," "DEVELOP," "WOULD," FUTURE," "CAN," "MAY," "COULD," AND STATEMENTS REGARDING: POSSIBLE RETROACTIVE PRICE ADJUSTMENTS, EXPECTATIONS OF INCREASED UNIT VOLUMES OR OTHER OFFSETS TO PRICE REDUCTIONS, MANUFACTURING CAPACITY AND COMMENCEMENT OF WORK-IN-PROCESS MANUFACTURING, RATES OF PATIENT ENROLLMENT IN CLINICAL TRIALS AND RELATED COSTS, FDA OR OTHER REGULATORY APPROVALS, LEASE TERMS, AND OTHER EXPRESSIONS, THAT ARE PREDICTIONS OF, OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS, IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING BUT NOT LIMITED TO STATEMENTS REGARDING: FUTURE SALES AND PRODUCT REVENUES, NEGOTIATIONS WITH POTENTIAL AND EXISTING CUSTOMERS, POSSIBLE DEVELOPMENT OF NEW PRODUCTS, POSSIBLE STRATEGIC INVESTMENTS, POSSIBLE REGULATORY APPROVAL OF NEW OR POTENTIAL PRODUCTS, THE IMPACT OF THE TERMINATION OF THE ORTHOVISC(R) DISTRIBUTION AGREEMENT WITH ZIMMER, ACQUISITION OF NEW DISTRIBUTION AND COLLABORATION PARTNERS, PERFORMANCE UNDER THE BLS AGREEMENT AND, THE OUTCOME, AND IMPACT OF THE SEC INVESTIGATION. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT COULD DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE OR ACHIEVEMENT, EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL: (I) BEGIN CLINICAL TRIALS OF INCERT(R)-S; (II) SUCCESSFULLY COMPLETE CLINICAL TRIALS OF ORTHOVISC(R) OR INCERT(R)-S; (III) OBTAIN CLINICAL DATA TO SUPPORT A PRE-MARKET APPROVAL APPLICATION AND/OR FDA APPROVAL OF ORTHOVISC(R) OR INCERT(R)-S; OR (IV) RECEIVE FDA OR OTHER REGULATORY APPROVALS OF ORTHOVISC(R) OR INCERT(R)-S OR THAT SUCH APPROVALS WILL BE OBTAINED IN A TIMELY MANNER OR WITHOUT THE NEED FOR ADDITIONAL CLINICAL TRIALS. IN ADDITION, THERE CAN BE NO ASSURANCE THAT ANY DELAY IN RECEIVING ANY SUCH APPROVALS WILL NOT ADVERSELY EFFECT THE COMPANY'S COMPETITIVE POSITION OR, IF COMPLETED, MEANINGFUL SALES OF THE PRODUCTS WILL BE ACHIEVED. THERE CAN BE NO ASSURANCE THAT THE TERMINATION OF THE DISTRIBUTION AGREEMENT WITH ZIMMER WILL NOT CONTINUE TO HAVE A MATERIAL ADVERSE IMPACT ON SALES OR DISTRIBUTION OF ORTHOVISC(R) OR THAT THE COMPANY WILL BE ABLE TO IDENTIFY OR ENGAGE APPROPRIATE DISTRIBUTION OR COLLABORATION PARTNERS FOR SALES OF ORTHOVISC(R) OR INCERT(R)-S OR EFFECTIVELY TRANSITION THE DISTRIBUTION OF ORTHOVISC(R) OR INCERT(R)-S TO SUCH DISTRIBUTORS, IF ENGAGED. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVENTORY REDUCTION OR OTHER EFFORTS WILL RESULT IN IMPROVED GROSS MARGINS DURING 2001 OR EVER. THERE CAN BE NO ASSURANCES THAT: (I) THE COMPANY WILL ACHIEVE INCREMENTAL SALES OF ITS OPHTHALMIC PRODUCTS TO BAUSCH & LOMB SURGICAL AND/OR OTHER COMPANIES SUFFICIENT TO OFFSET THE EFFECTS OF THE PRICE REDUCTION AND ROYALTIES TO BE PAID TO BAUSCH & LOMB SURGICAL OR (II) BAUSCH & LOMB SURGICAL WILL MAKE PURCHASES IN ACCORDANCE WITH ITS FORECASTS. FURTHERMORE, THE COMPANY CANNOT MAKE ANY ASSURANCE THAT THE CURRENT LEVELS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WILL NOT CONTINUE. ADDITIONAL FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE SET FORTH HEREIN AND IN THE "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 12 OF THIS QUARTERLY REPORT ON FORM 10-Q AS WELL AS FACTORS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/AAND THE COMPANY'S PRESS RELEASES AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

     The Company's ORTHOVISC(R) product will have to meet regulatory requirements for a Class III device as determined by thE FDA. Class III devices are those that generally must receive pre-market approval (PMA) by the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for the Company to commercially distribute ORTHOVISC(R) in the U.S., it must obtain a PMA. The PMA process can be expensive, uncertain anD lengthy. A number of devices for which PMAs have been sought have never been approved for marketing. The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete. The Company submitted a PMA application for ORTHOVISC(R) in December 1997. In October 1998, the Company was notified by the FDA that the Company'S PMA application for ORTHOVISC(R) was not approvable and that additional clinical data would be required to demonstrate thE effectiveness of ORTHOVISC(R). The Company submitted an Investigational Device Exemption (IDE) to the FDA in February 1999 and receiveD approval in late March 1999 to commence a second Phase III clinical study. The Company received initial results from the Phase III clinical trial in late May 2000 that the Company determined did not show sufficient efficacy to support the filing of a PMA application. The Company has evaluated available information and announced its intention to pursue further clinical trials. In February 2001, the Company commenced another Phase III clinical trial of ORTHOVISC(R). The trial is being conducted in up to 25 centers in the U.S. and Canada, with 360 patients expected to be enrolled, and with evaluation over a six-month period following treatment. To date, enrollment of patients in the clinical trial has been slower than the Company had anticipated which will delay completion of the trial. There can be no assurance that: (i) any additional clinical data will support the efficacy of ORTHOVISC(R); (ii) the Company will complete any additional clinical trials of ORTHOVISC(R); (iii) the Company will be able to successfully complete the FDA approval process; or (iv) additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all. There also can be no assurance that any delay in receiving FDA approvals will not continue to adversely affect the Company's competitive position. (See "Competition" below) Furthermore, even if the Company were to receive a PMA approval: (i) the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed; (ii) the approval may include other significant conditions to approval such as post-market testing, tracking, or surveillance requirements; or (iii) the Company may not be able to achieve meaningful sales of ORTHOVISC(R) in the U.S.

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

     In addition, all FDA approved or cleared products manufactured by the Company must be manufactured in compliance with the FDA's Good Manufacturing Practices (GMP) regulations and, for medical devices, the FDA's Good Manufacturing Practices/Quality System Regulations (GMP/QSR). Ongoing compliance with GMP/QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. There can be no assurance that the Company will be able to comply with current or future FDA requirements applicable to the manufacture of products.

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

     HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. From its inception, up until December 31, 1996 and in 1999, 2000, and the first nine months of 2001, the Company had incurred annual operating losses. As of September 30, 2001, the Company had an accumulated deficit of approximately $10,900,000. The continued development of the Company's products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements. The ability of the Company to reach profitability is highly uncertain. To achieve profitability, the Company must, among other things, successfully complete development of certain of its products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of its products.

     COMPETITION. The Company competes with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than the Company. The Company also competes with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing or have developed HA products for similar applications, the successful commercialization of a particular product will depend in part upon the ability of the Company to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to its competitors, or, if regulatory approval is not obtained prior to competitors, the markets for these products will be sufficient to permit meaningful sales of the Company's products. For example, several of our competitors have already obtained FDA and foreign regulatory approvals for marketing HA products with applications similar to that of ORTHOVISC(R). Thus, the successful commercialization of ORTHOVISC(R) will depend in part on the Company's ability to effectively market ORTHOVISC(R) against moRE established products with a longer sales history. There can be no assurance that the Company will be able to compete against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently experiencing pricing pressures in the Turkish market from increased competition which may continue to hinder its ability to effectively compete in that market. As a result, prices to our Turkish distributor have decreased.

     UNCERTAINTY REGARDING SUCCESS OF CLINICAL TRIALS. Several of the Company's products, including ORTHOVISC(R), will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. In late May 2000, the Company's initial analysis of the results of its second Phase III clinical trial of ORTHOVISC(R) did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval. The Company has evaluated available information and announced the commencement of further clinical trials. The Company has received Investigational Device Exemption (IDE) approval from the FDA for both ORTHOVISC(R) and INCERT(R)-S. There can be no assurance that (i) any additional clinical data will support the efficacy of ORTHOVISC(R), (ii) the Company will begin or complete clinical trials of INCERT(R)-S or complete any additional clinical trials of ORTHOVISC(R), (iii) it will be able to successfully compleTE the FDA approval process for either ORTHOVISC(R) or INCERT(R)-S, or (iv) additional ORTHOVISC(R) or INCERT(R)-S clinical trials will sUPPORT a PMA application and/or FDA approval in a timely manner or at all. There can be no assurance that the Company or its collaborative partner will not encounter additional problems that will cause it to delay, suspend or terminate clinical trials. In addition, the Company cannot provide any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

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

     The Company has not achieved incremental sales of its ophthalmic products to Bausch & Lomb Surgical and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb Surgical and there can be no assurances that the Company will be able to do so in the future. The Company expects that, at least through 2001, the reduction in unit prices will result in a decrease in the Company's revenue and gross margin from Bausch & Lomb Surgical. In addition, under certain circumstances, (i) Bausch & Lomb Surgical has the right to terminate the agreement and/or (ii) the agreement may revert to a non-exclusive basis; in each case, the Company cannot make any assurances that such circumstances will not occur. For the three months ended September 30, 2001 and 2000, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 69.3% and 53.6% of product revenues, respectively. For the nine months ended September 30, 2001 and 2000, sales of AMVISC(R) products to Bausch & Lomb Surgical accounted for 60.4% and 54.1% of product revenues, respectively. Although the Company intends to continue to seek new opthalmic product customers, there can be no assurances that the Company will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

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

     The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. During 2001, the Company filed five
(5) provisional applications and one patent application. The Company co-owns certain United States patents with claims relating to the chemical modification of HA and certain adhesion prevention and drug delivery uses of HA. Two patents in this portfolio were issued in the year 2000. The Company also solely owns patents directed to certain manufacturing processes. The Company holds a non-exclusive license to use technologies claimed in a United States patent application which has been granted a Notice of Allowance from the U.S. Patent Office for the anti-metastasis applications of HA oligosaccharides. The patents expire between 2007 and 2015 and the license expires upon expiration of all related patents. The Company intends to seek patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is appropriate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents. The Company's issued patents and any licensed patents would provide competitive protection, if at all, only in the United States. The Company has not, to date, pursued foreign patents equivalent to those issued or applied for in the United States.

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

     NO ASSURANCE OF GROWTH OR ABILITY TO MANAGE GROWTH. The Company's future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. There can be no assurance that even if substantial growth in product sales and the demand for the Company's products is achieved, the Company will be able to:
(i) develop the necessary manufacturing capabilities; (ii) obtain the assistance of additional marketing partners; (iii) attract, retain and integrate the required key personnel; or (iv) implement the financial, accounting and management systems needed to manage growing demand for its products, should it occur. Failure of the Company to successfully manage future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     THIRD PARTY REIMBURSEMENT AND HEALTH CARE COST CONTAINMENT INITIATIVES. In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as the Company's products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. The Company depends upon the distributors of its products to secure reimbursement. Reimbursement by a third party payor may depend on a number of factors, including the payor's determination that the use of the Company's products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company or its marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by the Company. Outside the U.S., the success of the Company's products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by governments and other third party payors for the Company' products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

     NEED FOR ADDITIONAL FUNDS; LIQUIDITY. The Company had cash, cash equivalents and short-term marketable securities of approximately $14.0 million as of September 30, 2001. The Company's future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including: market acceptance of its existing and future products; the successful commercialization of products in development; progress in its product development efforts; the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies; the cost and timing of its efforts to manage its manufacturing capabilities and related costs; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of its products. To the extent that funds generated from the Company's operations, together with the Company's existing capital resources and are insufficient to meet future requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company's future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

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

     RISKS RELATING TO INTERNATIONAL SALES. During the three months ended September 30, 2001 and 2000, approximately, 25.6% and 29.8%, respectively, of the Company's product sales were sold to international distributors. During the nine months ended September 30, 2001 and 2000, approximately, 30.5% and 27.9%, respectively, of the Company's product sales were sold to international distributors. The Company's representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which the Company's products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. The Company sells its ORTHOVISC(R) product to a European sales and marketing company for supply of the Turkish market. The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC(R) are uncertain. Such changes in the volume of sales may have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     SEC INVESTIGATION AND SECURITIES CLASS ACTION LITIGATION. The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters. The Company has been cooperating fully. These matters, relating to the Company's historical accounting for and disclosures concerning sales of ORTHOVISC(R) under a long-term supply and distribution agreement with Zimmer, were also the subject of the Company's March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999. On August 14, 2001, as a result of the SEC's ongoing investigation, the Company, in conjunction with its independent auditors, determined to again restate its financial results for the fourth quarter of 1998 and the first quarter of 1999 as discussed in Note 10 of the consolidated financial statements. The Company is not in a position to predict the probable outcome of the SEC investigation or its potential impact on the Company's business or operations.

     RELIANCE ON A SMALL NUMBER OF CUSTOMERS. The Company has historically derived the majority of its revenues from a small number of customers, most of whom resell its products to end users and most of whom are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase the Company's products would seriously harm the Company's business. For the three months ended September 30, 2001, Bausch & Lomb Surgical accounted for 69.3% of product revenues and 68.07% of the accounts receivable balance and Pharmaren (an affiliate of Biomeks), the Company's distributor in Turkey, accounted for 13.8% of product revenues and 8.45% of the accounts receivable balance. Accordingly, if present and future customers terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company, the Company's business, financial condition, and results of operations will be adversely affected. If the Company accepts terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse affect on the Company's business, financial condition, and/or results of operations. Furthermore, the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition, and results of operations. Accordingly, unless and until the Company diversifies and expands its customer base, the Company's future success will significantly depend upon the timing and size of future purchases by its largest customers and the financial and operational success of these customers. Product revenue in the future may continue to be impacted by economic uncertainties associated with the Turkish market.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter ended September 30, 2001. Currently, the Company does not engage in foreign currency hedging activities.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9, "Legal Matters" of the consolidated financial statements. The description of such matters is incorporated herein by reference to such financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT NO.                    DESCRIPTION
         ----------------------------------------------------------------------

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

        (10)      Material Contracts

        *10.1 Amendment to Lease #3, dated November 1, 2001, between Cummings Properties and the Company.

        (11)      Statement Regarding the Computation of Per Share Earnings

         11.1     See Note 4 to the Financial Statements included herewith.

*   Filed herewith

(b) Reports on Form 8-K: None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on November 14, 2001.

                                       ANIKA THERAPEUTICS, INC.

November 14, 2001                      By: /S/ DOUGLAS R. POTTER
                                           ----------------------
                                           Douglas R. Potter
                                           CHIEF EXECUTIVE OFFICER AND CHIEF
                                             FINANCIAL OFFICER
                                           (Principal Financial Officer and
                                             Authorized Officer)