Form 10-Q
period 2002-03-31
ANIKA THERAPEUTICS INC
filed 2002-05-15
CIK 898437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-21326

Anika Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3145961
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

236 West Cummings Park, Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 932-6616

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

At May 8, 2002 there were 9,934,280 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and equivalents	$10,447,648	$9,064,977
Short-term marketable securities	2,000,000	3,994,401
Accounts receivable, net of reserves of $25,000	2,053,279	2,240,929
Inventories	3,166,344	3,726,982
Prepaid expenses and other current assets	343,224	540,476
Total current assets	18,010,495	19,567,765
Property and equipment, at cost	9,544,917	9,530,047
Less: accumulated depreciation	(6,854,363)	(6,583,175)
	2,690,554	2,946,872
Long-term deposits	148,160	148,160
Notes receivable from officers	253,000	253,000
Total assets	$21,102,209	$22,915,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702,815	$954,585
Accrued expenses	1,697,156	1,842,399
Deferred revenue	402,633	15,001
Total current liabilities	2,802,604	2,811,985

Stockholders’ equity:
Redeemable convertible preferred stock, $.01 par value; 750,000 shares authorized, no shares issued and outstanding	—	—
Undesignated preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,991,943 shares issued	99,919	99,919
Additional paid-in capital	31,640,234	31,640,234
Treasury stock (at cost, 57,663 shares)	(279,756)	(279,756)
Accumulated deficit	(13,160,792)	(11,356,585)
Total stockholders’ equity	18,299,605	20,103,812
Total liabilities and stockholders’ equity	$21,102,209	$22,915,797

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended

(Unaudited)

	March 31, 2002	March 31, 2001

Product revenue	$2,384,717	$2,178,617
License revenue	5,000	—
Total revenue	2,389,717	2,178,617
Cost of product revenue	2,087,414	1,968,948
Gross profit	302,303	209,669
Operating expenses:
Research & development	1,089,874	1,347,870
Selling, general & administrative	1,079,495	1,452,810
Total operating expenses	2,169,369	2,800,680
Loss from operations	(1,867,066)	(2,591,011)
Interest income	62,859	272,580
Net loss	$(1,804,207)	$(2,318,431)

Basic and diluted net loss per common share	$(0.18)	$(0.23)
Shares used to calculate basic and diluted net loss per common share	9,934,280	9,934,280

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended

(Unaudited)

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net loss	$(1,804,207)	$(2,318,431)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	271,188	224,262
Amortization of deferred compensation	—	73,366
Changes in operating assets and liabilities:
Accounts receivable	187,650	440,844
Inventories	560,638	(39,307)
Prepaid expenses and other current assets	197,252	155,443
Accounts payable	(251,770)	(96,681)
Accrued expenses	(145,243)	195,240
Deferred revenue	387,632	—
Net cash used in operating activities	(596,860)	(1,365,264)

Cash flows from investing activities
Proceeds from sale of short-term marketable securities	1,994,401	7,039,849
Purchase of short-term marketable securities	—	(7,420,246)
Purchase of property and equipment	(14,870)	(134,361)
Deposits	—	835
Net cash provided by (used in) investing activities	1,979,531	(513,923)

Increase (decrease) in cash and cash equivalents	1,382,671	(1,879,187)
Cash and cash equivalents at beginning of period	9,064,977	8,265,936
Cash and cash equivalents at end of period	$10,447,648	$6,386,749

The accompanying notes are an integral part of these consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika” or the “Company”) develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC® is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC® is currently limited to investigational use. The Company manufactures AMVISC® and AMVISC® Plus for Bausch & Lomb Surgical, which are HA products used as viscoelastic supplements in ophthalmic surgery.  STAARVISC®II, an injectable ophthalmic viscoelastic, is produced for STAAR Surgical Company, and ShellGel™ is produced for Cytosol Ophthalmics, Inc.

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002, the results of it’s operations for the three months ended March 31, 2002 and 2001 and it’s cash flows for the three months ended March 31, 2002 and 2001.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  See “Risk Factors and Certain Factors Affecting Future Operating Results”.

3.              Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities Corporation and Anika Therapeutics UK, Ltd.  All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and investments with original maturities of 90 days or less.

Marketable Securities

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Short-term marketable securities consist of commercial paper with maturities within twelve months of the balance sheet date. The Company classifies these marketable securities as held to maturity, and accordingly they are carried at amortized cost. Aggregate fair value, amortized cost and average maturity for marketable securities held at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002
	Amortized Cost	Gross Unrealized Holding Gain(Loss)	Fair Value
Commercial Bond (weighted average maturity of 12 months)	$2,000,000	$(12,200)	$1,987,800

	December 31, 2001
	Amortized Cost	Gross Unrealized Holding Gain(Loss)	Fair Value
Commercial Paper (weighted average maturity of 5.5 months)	$3,994,401	$39,802	$4,034,203

During the three months ending March 31, 2002, securities classified as held to maturity, with an amortized cost aggregating $2,032,000, including interest and realized gains of $37,599, matured.

Revenue Recognition

Product revenue is recognized upon shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.  ORTHOVISC® has been sold through several distribution arrangements as well as two outsource order processing arrangements (“logistic agents”). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  The Company recognizes non-refundable up-front or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the agreements to which the payments apply.  Amounts received or billed prior to meeting the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheet.

Reporting Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income(loss) and its components in the financial statements. Comprehensive income(loss) is the total of net income(loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no other items of comprehensive income(loss) for the three months ended March 31, 2002 and 2001 except for its reported net loss.

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-makers, in making decisions regarding how to allocate resources and assess performance. The Company’s chief decision-making group consists of two individuals: the chief executive officer and president, and the  chief financial officer. Based on the criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has one reportable operating segment, the results of which are disclosed in the accompanying financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Revenues by geographic location in total and as a percentage of total revenues are as follows for the three months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31,
	2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$1,863,103	77.9%	$1,440,482	66.1%
Middle East	59,115	2.5	11,950	0.6
Other/Europe	467,499	19.6	726,185	33.3
Total	$2,389,717	100.0%	$2,178,617	100.0%

Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the “Other/Europe” category since that time.

Product revenue by significant customers is as follows:

	Percent of Product Revenue Three Months Ended March 31,
	2002	2001
AMVISC®
Bausch & Lomb	54.1%	60.1%
HYVISC®
Boehringer Ingelheim	12.9%	5.3%
ORTHOVISC®
Pharmaren AG	5.0%	18.2%
	72.0%	83.6%

4.              Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings (loss) per share.

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share.  Accordingly, the dilutive effect of outstanding options totaling 126,750 and 18,022, respectively at March 31, 2002 and 2001, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for the periods presented.

5.              Inventories

Inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw materials	$1,272,089	$1,542,511
Work-in-process	1,537,816	1,971,067
Finished goods	356,439	213,404
Total	$3,166,344	$3,726,982

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Notes Receivable from Officers

Notes receivable from officers of $253,000 consists of loans made to one officer and two former officers.  The notes receivable from the former officers are secured by mortgages on their primary residences.  Interest accrues at annual rates between 6.00% to 6.22%.   The maturity of a note in the amount of $75,000 to the Company’s former chief executive officer, which is secured by a mortgage on his primary residence, was extended and the Company expects repayment on or about June 12, 2002.  The maturity of a note to another former officer, which is secured by a mortgage on his primary residence, is due on August 12, 2004.  The Company believes that both notes are fully collectible.

7.              Licensing and Distribution Agreement

In July 2000, the Company entered into a seven-year supply agreement (the “BLS Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb.  Under the terms of the BLS Agreement, effective January 1, 2001, the Company became Bausch & Lomb’s exclusive provider of AMVISC® and AMVISC® Plus, ophthalmic viscoelastic products, in the U.S. and international markets.  The BLS Agreement expires December 31, 2007, superceding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001 (the “Old BLS Agreement”).  The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances.  The BLS Agreement lifts contractual restrictions on the Company’s sales of certain ophthalmic products to other companies contained in the Old BLS Agreement, subject to payment of royalties to Bausch & Lomb by the Company.   The Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by Bausch & Lomb Surgical Under the terms of the BLS Agreement, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the three months ended March 31, 2002 are subject to possible retroactive price adjustments when the actual annual unit volume for 2002 becomes known.  In accordance with the Company’s revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue. At March 31, 2002, the deferred revenue under the BLS Agreement amounted to approximately $358,000.

In April 2001, the Company entered into a five-year supply agreement with Cytosol Ophthalmics, Inc.  Under the terms of the agreement, effective April 11, 2001, the Company became Cytosol Ophthalmic’s exclusive provider of sterile sodium hyaluronate ophthalmic viscoelastic products, in the U.S. and international markets.  Under the agreement, in lieu of up-front payments, the Company is entitled to an increase in the price per unit of $2 per unit for the initial 50,000 units purchased.  As a result, revenue of $2 per unit for the initial 50,000 units purchased will be deferred at the time of shipment and recognized ratably over the term of the agreement.  The agreement expires April 11, 2006.  The agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. At March 31, 2002, deferred revenue under this agreement amounted to approximately $35,000. At March 31, 2002, deferred revenue also includes $10,000 relating to fees paid to the Company under its agreement with AMA Pharmaceuticals.

8.              Legal Matters

Securities and Exchange Commission Investigation.   The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters.  The Company has been cooperating fully.  These matters, relating to the Company’s historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, were also the subject of the Company’s March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999.  As reported on August 14, 2001, as a result of the SEC’s on-going investigation, the Company, in conjunction with its independent auditors, determined to again restate its financial results for the fourth quarter of 1998 and the first quarter of 1999.  As a result of that investigation, the Company has been informed that the staff of the Boston District Office of the SEC (the “Staff”) is considering recommending that the SEC authorize civil injunctive actions against the Company and others, including former officers of the Company, concerning these matters.  The Company has been invited by the Staff to submit its views as to why a civil injunctive action against the Company should not be instituted, and is currently in discussions with the Staff concerning possible resolution of the proposed recommendation by settlement.  The Company is not in a position to predict whether such a settlement will be reached.  In addition, if the Company expends substantial additional costs and fees in responding to this matter, then the matter may have an adverse effect on the Company’s financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•                  the Company’s future sales and product revenues, including possible retroactive price adjustments, expectations regarding unit volumes or other offsets to price reductions;

•                  the Company’s efforts to increase sales of ophthalmic viscoelastic products;

•                  the Company’s manufacturing capacity and work-in-process manufacturing;

•                  the timing, scope, and rates of patient enrollment in clinical trials and related costs;

•                  FDA or other regulatory approvals and/or reimbursement approvals of new or potential products;

•                  the development of possible new products;

•                  possible negotiations or renegotiations with existing or new distribution and collaboration partners; and

•                  the possible resolution of the SEC investigation by settlement, and the effect of the SEC investigation on the Company’s financial position if the Company expends substantial additional costs and fees in its response to the investigation.

Statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” and other expressions, that are predictions of, or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  The Company’s actual results, performance or achievement could differ materially from anticipated results, performance or achievement, expressed or implied in such forward-looking statements.  Such forward looking statements are based upon the current assumptions and beliefs of management and are only expectations of future results.  Additional factors that might cause such a difference are set forth herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 10 of this Quarterly Report on Form 10-Q, as well as factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s press releases and other filings with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

The Company derives a substantial portion of its revenue from the sale of AMVISC® and AMVISC®Plus to Bausch & Lomb Surgical.  For the three months ended March 31, 2002 and 2001, AMVISC sales accounted for 54.1% and 60.1% of product revenue, respectively.

Results of Operations

Product revenue. Product revenue for the three months ended March 31, 2002 was $2,384,717, an increase of $206,100, or 9.5%, from $2,178,617 recorded in the corresponding quarter of 2001. This increase is due to $224,000 higher ophthalmic product sales and $192,000 higher revenue from sales of HYVISC®, offset somewhat by lower sales of ORTHOVISC, attributable to lower sales for the Turkish market.

License revenue.  There was license revenue of $5,000 for the three months ended March 31, 2002 related to up-front payments on a five year supply agreement with a purchaser of the Company’s ophthalmic products.

Gross profit. Gross profit for the three months ended March 31, 2002 was $302,303, an increase of $92,634, or 44.2%, from a gross profit of $209,669 recorded in the prior year corresponding quarter.  Gross margin in the first quarter of 2002, as compared with the first quarter of 2001, benefited from improved manufacturing cost performance resulting from the Company’s efforts over the past year to reduce work in process inventories.

Research & development. Research and development expenses for the three months ended March 31, 2002 decreased by $257,996, or 19.1%, to $1,089,874 from $1,347,870 recorded in the corresponding quarter of the prior year.  R&D expenditures for the most recent quarter continue to include patient accrual costs for the current clinical trial for ORTHOVISC, Anika’s product for osteoarthritis of the knee, for which the Company is currently seeking FDA approval.  R&D expenditures for the first quarter of last year included the commencement of this ORTHOVISC trial, as well as expenses related to initiating pre-clinical trial expenses related to the development of INCERT, a therapy for preventing post-surgical adhesions. As previously disclosed, the Company determined not to commence a clinical trial for INCERT® in the prior year.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2002 decreased by $373,315 or 25.7%, to $1,079,495 from $1,452,810 in the corresponding quarter of the prior year.    The decrease is largely attributable to lower professional service fees and lower ORTHOVISC selling expenses in foreign markets.

Net interest income. The Company’s net interest income decreased by $209,721 to $62,859 for the three months ended March 31, 2002 from $272,580 in the corresponding quarter of the prior year.  Approximately two-thirds of the decline in interest income, as compared with first quarter of 2001, is related to the substantial decline in market interest rates for short-term investments.  The remainder of the decrease is due to lower average invested balances.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature.  Historically, the Company has funded its cash requirements from available cash and short-term marketable securities.

At March 31, 2002, the Company had cash, cash equivalents and short-term marketable securities of $12.4 million and working capital of $15.2 million compared to cash, cash equivalents and short-term marketable securities of $13.1 million and working capital of $16.8 million at December 31, 2001. Short-term marketable securities at March 31, 2002 consist of commercial paper with a  maturity of one year.  Since December 31, 2001, the Company’s investments have generally moved to shorter maturities.  As a result, approximately $2.0 million in marketable securities has shifted to cash equivalents on the balance sheet.

Aggregate cash used in operations in the first quarter of 2002 was $597,000. The net loss for the quarter, adjusted for depreciation and amortization was $1,533,000. The most significant elements of  working capital changes that favorably impacted cash flow were a reduction in inventory of $561,000 and an increase in deferred revenue of $388,000. The increase in deferred revenue largely relates to unit pricing provisions under the Company’s supply agreement with Bausch & Lomb (see Note 7 of the consolidated financial statements included herein).   Capital expenditures amounted to $15,000 during the three month period ended March 31, 2002.  Capital expenditures in 2002 are expected to include spending for small equipment, computers, and furniture and fixtures associated with normal operations.  The Company anticipates that use of cash in 2002 will be significantly less than cash used in 2001.

In the first quarter of 2001, net cash used in operations was $1,365,000, including changes in working capital items of $656,000, and capital expenditures were $134,000.

The Company’s future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

•                  market acceptance of its existing and future products;

•                  the successful commercialization of products in development;

•                  progress in its product development efforts;

•                  the magnitude and scope of product development efforts;

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

There can be no assurance that the Company will record profits in future periods. However, the Company believes that its cash and investments on hand will be sufficient to meet its requirements through at least the end of fiscal 2002.  See “Risk Factors and Certain Other Factors Affecting Future Operating Results — History of Losses; Uncertainty of Future Profitability.”

The terms of any future equity financings may be dilutive to the Company’s stockholders and the terms of any debt financings may contain restrictive covenants, which could limit the Company’s ability to pursue certain courses of action. The ability of the Company to obtain financing is dependent on the status of the Company’s future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to the Company or will be available on acceptable terms should such a need arise.

Critical Accounting Policies

In December 2001, the SEC requested that reporting companies discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicted that a “critical accounting policy” is one that is important to the portrayal of a company’s financial condition and operating results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of this and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company’s preparation of this Quarterly Report on Form 10-Q requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

Revenue Recognition.  Product revenue is recognized upon shipment to the customer as long as there is (i) persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable and (iii) collection of the related receivable is probable.  Amounts billed or collected prior to recognition of revenue is classified as deferred revenue.  Determination of criteria (ii) and (iii) are based on management’s judgments regarding the fixed nature of the product fee and collectibility of those fees.  Under the

Company’s agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue reasonably subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  ORTHOVISC® has been sold through several distribution arrangements as well as outsource order-processing arrangements  (“logistic agents”.)  Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  The Company recognizes non-refundable upfront or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business is subject to comprehensive and varied government regulation and, as a result, failure to obtain FDA or other governmental approvals for our products may materially adversely affect our business, results of operations and financial condition.

                Product development and approval within the Food & Drug Administration framework takes a number of years and involves the expenditure of substantial resources.  There can be no assurance that the FDA will grant approval for our new products on a timely basis if at all, or that FDA review will not involve delays that will adversely affect our ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of our product development process which may adversely affect approval of or delay an application or require additional expenditures by us.  In the event our future products are regulated as human drugs or biologics, the FDA’s review process of such products typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

In order to sell ORTHOVISC® in the United States, ORTHOVISC®  will have to meet regulatory requirements for a Class III device as determined by the FDA. Class III devices are those that generally must receive pre-market approval from the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution.  In order for us to commercially distribute ORTHOVISC® in the U.S., we must obtain a pre-market approval.  The PMA process can be expensive, uncertain and lengthy. A number of devices for which PMAs have been sought have never been approved for marketing.  The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete.  We submitted a PMA application for ORTHOVISC® in December 1997.  In October 1998, we were notified by the FDA that our PMA application for ORTHOVISC® was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC®. We submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study.  We received initial results from the Phase III clinical trial in late May 2000 that we determined did not show sufficient efficacy to support the filing of a PMA application.  We have evaluated available information and announced our intention to pursue further clinical trials.  In February 2001, we commenced another Phase III clinical trial of ORTHOVISC®.  The trial is being conducted in up to 25 centers in the U.S. and Canada, with 360 patients expected to be enrolled, and with evaluation over a six-month period following treatment.  There can be no assurance that:

•                  any additional clinical data will support the efficacy of ORTHOVISC®;

•                  we will complete any additional clinical trials of ORTHOVISC®;

•                  we will be able to successfully complete the FDA approval process;

•                  any additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all.

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

Once obtained, marketing approval can be withdrawn by the FDA for a number of reasons, including, among other things, the failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval.  We may be required to make further filings with the FDA under certain circumstances. The FDA’s regulations require a PMA supplement for any changes that affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications.  Changes in manufacturing that affect safety and effectiveness may be deemed approved after a 30-day notice unless the FDA requests a supplement.  Our failure to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, may have a material adverse effect on our business, financial condition, and results of operations.  The FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of such products.  Significant delay or cost in obtaining, or failure to obtain FDA approval to market products, any FDA limitations on the use of our products, or any withdrawal or suspension of approval or rescission of approval by the FDA could have a material adverse effect on our business, financial condition, and results of operations.

In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA’s Good Manufacturing Practices (GMP) regulations and, for medical devices, the FDA’s Good Manufacturing Practices/Quality System Regulations (GMP/QSR).  Ongoing compliance with GMP/QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA.  The FDA may inspect us and our facilities from time to time to determine whether we are in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices.  There can be no assurance that we will be able to comply with current or future FDA requirements applicable to the manufacture of products.

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

Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the FDA to grant pre-market clearance or PMA’s for devices, withdrawal of approvals and criminal prosecution.

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

From our inception through December 31, 1996 and in 1999, 2000, and 2001, we have incurred annual operating losses.  As of March 31, 2002, we had an accumulated deficit of approximately $13.2 million. The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements.  Our ability  to reach profitability is highly uncertain.  To achieve profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

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

Several of our products, including ORTHOVISC®, will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA.  In late May 2000, our initial analysis of the results of our second Phase III clinical trial of ORTHOVISC® did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval.  Although we have received (IDE) approval from the FDA for ORTHOVISC®,   there can be no assurance that:

•                  any additional clinical data will support the efficacy of ORTHOVISC®,

•                  we will  complete any additional clinical trials of ORTHOVISC®,

•                  we will be able to successfully complete the FDA approval process for either ORTHOVISC®,

•                  additional ORTHOVISC®  clinical trials will support a PMA application and/or FDA approval in a timely manner, or at all.

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

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us.  Under the terms of the BLS Agreement, effective January 1, 2001, we became Bausch & Lomb’s exclusive provider of AMVISC® and AMVISC® Plus ophthalmic viscoelastic products, in the U.S. and international markets.  The BLS Agreement expires December 31, 2007, and superceded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001.  The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances.  The BLS Agreement lifts contractual restrictions on our ability to sell certain ophthalmic products to other companies, subject to our payment of royalties.  We agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations of Bausch & Lomb.

We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb.  We expect revenue in 2002 to be consistent with 2001.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the years ended December 31, 2001 and 2000, sales of AMVISC® products to Bausch & Lomb accounted for 65.2% and 54.1% of product revenues, respectively.  For the quarter ended March 31, 2002, sales to Bausch & Lomb amounted to 54.1% of our revenue. Although we intend to continue to seek new opthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

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

Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, and third-party payors. Such acceptance may depend upon the extent to which the medical community perceives our products as safer, more effective or cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it will also be necessary for us to develop marketing partners for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the PTO to determine priority of invention (see below), which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management’s attention away from our operations. Submission and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, will not be challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, we could be subject to significant liabilities to such third party, or we could be required to license technologies from such third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

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

Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes we develop will not infringe on the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations. We received notice from the PTO in 1995 that a third party was attempting to provoke a patent interference with respect to one of our co-owned patents covering the use of INCERT® for post-surgical adhesion prevention. It is unclear whether an interference will be declared.  If an interference is declared, it is not possible at this time to determine the merits of the interference or the effect, if any, the interference will have on our marketing of INCERT® for this use. The existence of the interference proceeding may have a negative impact on the marketing of the INCERT® product, and no assurance can be given that we would be successful in any such interference proceeding. If the third-party interference were to be decided adversely to us, involved claims of our patent would be cancelled, our marketing of the INCERT® product may be materially and adversely affected and the third party may enforce patent rights against us which could prohibit the sale and use of INCERT® products, which could have a material adverse effect on our future operating results.

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

Pursuant to the BLS Agreement, we have agreed to transfer to Bausch & Lomb, upon expiration of the term of the BLS agreement on December 31, 2007, or in connection with earlier termination in certain circumstances, our manufacturing process, know-how and technical information, which relate to AMVISC® products. Upon expiration of the BLS Agreement, there can be no assurance that Bausch & Lomb will continue to use us to manufacture AMVISC® and AMVISC® Plus. If Bausch & Lomb discontinues using  us as a manufacturer after such time, our business, financial condition, and results of operations would likely be materially and adversely affected.

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

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. We depend upon the distributors for our products to secure reimbursement and reimbursement approvals. Reimbursement by third party payors may depend on a number of factors, including the payor’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products separately to each payor. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services we develop. Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by governments and other third party payors for our products and services could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash, cash equivalents and short-term marketable securities of approximately $12.4 million as of March 31, 2002.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources.  The terms of any future equity financings may be dilutive to you and the terms of any debt financings may contain restrictive covenants, that limit our ability to pursue certain courses of action.  Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets.  No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us. In June 2001, Mr. Engle, the former Chief Executive Officer and Chairman of the Board of Directors, and Mr. Slater, the former Vice President of Operations, ceased to be employees.  As of April 2, 2002, Mr. Sherwood, previously President and Chief Operating Officer succeeded Mr. Potter as the Chief Executive Officer of the Company.  Although Mr. Potter has agreed to remain the Chief Financial Officer while the Company seeks a new Chief Financial Officer in order to effect an orderly transition, we cannot make any assurances that an orderly transition will be achieved.  In addition, we also appointed a new Senior Vice President of Sales and Marketing on March 25, 2002.  There can be no assurances that such management changes will not adversely affect our business.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel.  We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations.  There can be no assurance that we will be successful in hiring or retaining the personnel we require.  The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the years ended December 31, 2001 and 2000, approximately, 27.9% and 20.2%, respectively, of our product sales were sold to international distributors. During the quarter ended March 31, 2002 approximately 22.1% of our product sales were sold to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. We sell our ORTHOVISC® product to a European sales and marketing company to supply the Turkish market. The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC® are uncertain.  Such changes in the volume of sales may continue to have  adverse effects on our business, financial condition, and results of operations.

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

Our common stock is currently traded on the Nasdaq National Market. Under NASDAQ’s listing maintenance standards, if the minimum bid price of our Common Stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it is delisting our common stock from its National Market. If the minimum bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, our common stock may be delisted from trading on the NASDAQ. There is a risk that our common stock will not meet NASDAQ’s listing maintenance standards and fail to remain eligible for trading on the NASDAQ National Market. If our common stock is delisted, the delisting would most likely have a material adverse effect on the price and liquidity of our common stock and your ability to sell any of our Common Stock at all would be severely limited.

Our charter documents contain anti-takeover provisions that may prevent or delay any attempt to acquire us.

Certain provisions of our Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of us and preventing certain changes in control.  These provisions include a classified Board of Directors, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, and the provision that vacancies on the Board of Directors be filled by a majority of the remaining directors.  In addition, the Board of Directors adopted a Shareholders Rights Plan in April 1998.  We are also subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder.  These provisions could discourage a third party from pursuing a takeover of us at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquirer from acquiring control of us and our Board of Directors.

The SEC commenced an investigation concerning our revenue recognition matters.

The SEC has issued a formal order of investigation and has required us to provide information in connection with certain revenue recognition matters.  We have been cooperating fully.  These matters, relating to our historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, were also the subject of our March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999.  On August 14, 2001, as a result of the SEC’s ongoing investigation, we, in conjunction with our independent auditors, determined to again restate our financial results for the fourth quarter of 1998 and the first quarter of 1999 as discussed in Note 15 of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.    As a result of that investigation, we have been informed that the staff of the Boston District Office of the SEC (the “Staff”) is considering recommending that the SEC authorize civil injunctive actions against us and others, including former officers, concerning these matters.  We have been invited by the Staff to submit our views as to why a civil injunctive action against us should not be instituted, and are currently in discussions with the Staff concerning possible resolution of the proposed recommendation by settlement.  We are not in a position to predict whether such a settlement will be reached.  In addition, if we expend substantial additional costs and fees in responding to this matter, then the matter may have an adverse effect on our financial position.

Our revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of who are significantly larger companies than us.  For the year ended December 31, 2001, Bausch & Lomb accounted for 65.3% of product revenues and 83% of our accounts receivable balance and Pharmaren (an affiliate of Biomeks), our distributor to Turkey, accounted for 15.7% of product revenues and 0% of our accounts receivable balance. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would adversely affect our business. On March 11, 2002, Bausch & Lomb’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual advantage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  Product revenue in the future may continue to be adversely impacted by economic uncertainties associated with the Turkish market.

The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We, through our distributors, distribute ORTHOVISC® in territories such as Canada, Spain, Portugal, Turkey, and Israel. Due to the result of the unfavorable results of the U.S. ORTHOVISC® Phase III clinical trial announced on May 31, 2000, marketing efforts in these countries have been and may continue to be negatively affected.  There can be no assurance that past ORTHOVISC® sales levels will be maintained or that sales will occur at all in these countries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter ended March 31, 2002.  Currently, the Company does not engage in foreign currency hedging activities.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7, “Legal Matters” of the consolidated financial statements.  The description of such matters is incorporated herein by reference to such financial statements.

Item 6.                    Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	(3)	Articles of Incorporation and Bylaws:

3.1

The Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.

3.2

Certificate of Vote of Directors Establishing a Series of Convertible Preferred Stock, incorporated herein by reference to Exhibits to the Company’s Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.

3.3

Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.

3.4

Certificate of Vote of Directors Establishing a Series of a Class of Stock, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-AB12 (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

3.5

Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to the Company’s quarterly report on Form 10-QSB for the quarterly period ending June 30, 1998 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998.

3.6

The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-QSB for the period ended November 30, 1996 (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.

	(4)	Instruments Defining the Rights of Security Holders

4.1

Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

	(10)	Material Contracts

	*10.1	Sublease effective as of November 2001, between MedChem Products, Inc. and the Company.

	(11)	Statement Regarding the Computation of Per Share Earnings

	11.1	See Note 4 to the Financial Statements included herewith.

*         Filed herewith

(b)	Reports on Form 8-K:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on May 15, 2002.

Anika Therapeutics, Inc.

May 15, 2002	By:	/s/ Douglas R. Potter
Douglas R. Potter
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)