Form 10-Q
period 2002-06-30
ANIKA THERAPEUTICS INC
filed 2002-08-14
CIK 898437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

At August 7, 2002 there were 9,934,280 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and equivalents	$7,477,859	$9,064,977
Short-term marketable securities	4,500,000	3,994,401
Accounts receivable, net of reserves of $25,000	2,228,694	2,240,929
Inventories	2,786,648	3,726,982
Prepaid expenses and other current assets	455,603	540,476
Total current assets	17,448,804	19,567,765
Property and equipment, at cost	9,572,235	9,530,047
Less: accumulated depreciation	(7,126,819)	(6,583,175)
	2,445,416	2,946,872
Long-term deposits	143,060	148,160
Notes receivable from officers	178,000	253,000
Total assets	$20,215,280	$22,915,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765,938	$954,585
Accrued expenses	1,740,923	1,842,399
Deferred revenue	566,010	15,001
Total current liabilities	3,072,871	2,811,985

Stockholders’ equity:
Redeemable convertible preferred stock, $.01 par value; 750,000 shares authorized, no shares issued and outstanding	—	—
Undesignated preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,991,943 shares issued	99,919	99,919
Additional paid-in capital	31,640,234	31,640,234
Treasury stock (at cost, 57,663 shares)	(279,756)	(279,756)
Accumulated deficit	(14,317,988)	(11,356,585)
Total stockholders’ equity	17,142,409	20,103,812
Total liabilities and stockholders’ equity	$20,215,280	$22,915,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Product revenue	$3,415,877	$2,919,034	$5,800,594	$5,097,652
License revenue	5,000	—	10,000	—
Total revenue	3,420,877	2,919,034	5,810,594	5,097,652
Cost of product revenue	2,201,318	2,109,049	4,288,732	4,077,997
Gross profit	1,219,559	809,985	1,521,862	1,019,655
Operating expenses:
Research and development	1,050,426	921,325	2,140,300	2,269,195
Selling, general and administrative	1,388,837	1,858,790	2,468,332	3,247,364
Litigation settlement costs	—	886,480	—	950,716
Total operating expenses	2,439,263	3,666,595	4,608,632	6,467,275
Loss from operations	(1,219,704)	(2,856,610)	(3,086,770)	(5,447,620)
Interest income, net	62,508	206,202	125,367	478,781
Net loss	$(1,157,196)	$(2,650,408)	$(2,961,403)	$(4,968,839)

Basic and diluted net loss per common share	$(0.12)	$(0.27)	$(0.30)	$(0.50)
Shares used to calculate basic and diluted net loss per common share	9,934,280	9,934,280	9,934,280	9,934,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net loss	$(2,961,403)	$(4,968,839)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	543,644	471,360
Amortization of deferred compensation	—	127,645
Forgiveness of note receivable from officer	—	129,000
Changes in operating assets and liabilities:
Accounts receivable	12,235	486,309
Inventories	940,334	112,972
Prepaid expenses and other current assets	84,873	137,823
Accounts payable	(188,647)	781,107
Accrued expenses	(101,476)	485,363
Deferred revenue	551,009	237,657
Net cash used in operating activities	(1,119,431)	(1,999,603)

Cash flows from investing activities
Proceeds from sale of short-term marketable securities	1,994,401	12,001,865
Purchase of short-term marketable securities	(2,500,000)	(9,383,839)
Purchase of property and equipment	(42,188)	(626,355)
Note receivable from officers	75,000	—
Deposits	5,100	5,940
Net cash provided by (used in) investing activities	(467,687)	1,997,611

Decrease in cash and cash equivalents	(1,587,118)	(1,992)
Cash and cash equivalents at beginning of period	9,064,977	8,265,936
Cash and cash equivalents at end of period	$7,477,859	$8,263,944

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika” or the “Company”) develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC® is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC® is currently limited to investigational use. The Company manufactures AMVISC® and AMVISC® Plus for Bausch & Lomb Surgical, which are HA products used as viscoelastic supplements in ophthalmic surgery.  The Company also manufactures CoEase™ for Advanced Medical Optics, Inc., STAARVISC®II for STAAR Surgical Company and ShellGel™ for Cytosol Ophthalmics, Inc. which are injectible ophthalmic viscoelastic products.

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2002, the results of its operations for the quarter and six months ended June 30, 2002 and 2001 and it’s cash flows for the six months ended June 30, 2002 and 2001.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  See “Risk Factors and Certain Factors Affecting Future Operating Results”.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less.

Marketable Securities

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Short-term marketable securities consist of investments with maturities within twelve months of the balance sheet date. The Company classifies these marketable securities as held to maturity, and accordingly they are carried at amortized cost. Aggregate fair value, amortized cost and average maturity for marketable securities held at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002
	Amortized Cost	Gross Unrealized Holding Gain(Loss)	Fair Value
Commercial Bond (12 month maturity)	$2,000,000	$(3,040)	$1,996,960
Municipal Bond (12 month maturity)	2,500,000	—	2,500,000
Total	$4,500,000	$(3,040)	$4,496,960

	December 31, 2001
	Amortized Cost	Gross Unrealized Holding Gain(Loss)	Fair Value
Commercial Paper (weighted average maturity of 5.5 months)	$3,994,401	$39,802	$4,034,203

During the six months ending June 30, 2002, securities classified as held to maturity, with an aggregate amortized cost of $2,032,000, including interest and realized gains of $37,599, matured.

Revenue Recognition

Product revenue is recognized upon shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.  ORTHOVISC® has been sold through several distribution arrangements as well as two outsource order processing arrangements (“logistics agents”). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  The Company recognizes non-refundable up-front or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the agreements to which the payments apply.  Amounts received or billed prior to meeting the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheet.

Reporting Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no other items of comprehensive income (loss) for the quarter and six months ended June 30, 2002 and 2001 except for its reported net loss.

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-makers, in making decisions regarding how to allocate resources and assess performance. The Company’s chief decision-making group consists of two individuals: the chief executive officer and president and the  chief financial officer. Based on the criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has one reportable operating segment, the results of which are disclosed in the accompanying financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Quarter Ended June,
	2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,688,277	78.6%	$1,955,793	67.0%
Middle East	30,000	0.9	—	—
Other/Europe	702,600	20.5	963,241	33.0
Total	$3,420,877	100.0%	$2,919,034	100.0%

	Six Months Ended June 30,
	2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$4,551,380	78.3%	$3,396,275	66.6%
Middle East	89,115	1.5	11,950	0.2
Other/Europe	1,170,099	20.2	1,689,427	33.1
Total	$5,810,594	100.0%	$5,097,652	100.0%

Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the “Other/Europe” category since that time.

Product revenue by significant customers as a percent of total revenues is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
AMVISC® Bausch & Lomb	42.2%	50.9%	47.1%	56.9%
HYVISC® Boehringer Ingelheim	16.6%	9.8%	15.1%	7.9%
ORTHOVISC® Pharmaren AG	11.6%	23.7%	8.9%	22.1%
	70.4%	84.4%	71.1%	86.9%

4.              Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings (loss) per share.

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the dilutive unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share.  Accordingly, the dilutive effect of outstanding options totaling 126,875 and 416,500, respectively, at June 30, 2002 and 2001, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for the periods presented.

5.              Inventories

Inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$1,256,422	$1,542,511
Work-in-process	1,320,791	1,971,067
Finished goods	209,435	213,404
Total	$2,786,648	$3,726,982

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Notes Receivable from Officers

Notes receivable from officers of $178,000 consists of loans made to one officer and one former officer.  The note receivable from the officer accrues interest at 6.22%.  The note receivable from the former officer is secured by a mortgage on his primary residence, accrues interest at an annual rate of 6.0% and is due on August 12, 2004.  A note in the amount of $75,000 from the Company’s former chief executive officer was repaid on June 12, 2002.

7.              Licensing and Distribution Agreements

In July 2000, the Company entered into a seven-year supply agreement (the “BLS Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb.  Under the terms of the BLS Agreement, effective January 1, 2001, the Company became Bausch & Lomb’s exclusive provider of AMVISC® and AMVISC® Plus, ophthalmic viscoelastic products, in the U.S. and international markets.  The BLS Agreement expires December 31, 2007, superceding an existing supply contract with Bausch & Lomb Surgical that was set to expire December 31, 2001 (the “Old BLS Agreement”).  The BLS Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances.  The

BLS Agreement lifts contractual restrictions on the Company’s sales of certain ophthalmic products to other companies contained in the Old BLS Agreement, subject to payment of royalties to Bausch & Lomb by the Company.   The Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by Bausch & Lomb Surgical.  Under the terms of the BLS Agreement, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the six months ended June 30, 2002 are subject to possible retroactive price adjustments when the actual annual unit volume for 2002 becomes known.  In accordance with the Company’s revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable and any amounts received in excess of revenue recognized is recorded as deferred revenue. At June 30, 2002, the deferred revenue under the BLS Agreement amounted to approximately $488,000.

In April 2001, the Company entered into a five-year supply agreement with Cytosol Ophthalmics, Inc.  Under the terms of the agreement, effective April 11, 2001, the Company became Cytosol Ophthalmic’s exclusive provider of sterile sodium hyaluronate ophthalmic viscoelastic products in the U.S. and international markets.  Under the agreement, in lieu of up-front payments, the Company is entitled to an increase in the price per unit it charges Cytosol of $2 per unit for the initial 50,000 units purchased.  As a result, revenue of $2 per unit for the initial 50,000 units purchased will be deferred at the time of shipment and recognized ratably over the remaining term of the agreement.  The agreement expires April 11, 2006.  The agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. At June 30, 2002, deferred revenue under this agreement amounted to approximately $73,000. At June 30, 2002, deferred revenue also includes $5,000 relating to fees paid to the Company under its agreement with AMA Pharmaceuticals.

8.              Legal Matters

Securities and Exchange Commission Investigation.   The SEC has issued a formal order of investigation and has required the Company to provide information in connection with certain revenue recognition matters.  The Company has been cooperating fully.  These matters, relating to the Company’s historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, were also the subject of the Company’s March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999.  As reported on August 14, 2001, as a result of the SEC’s ongoing investigation, the Company, in conjunction with its independent auditors, determined to again restate its financial results for the fourth quarter of 1998 and the first quarter of 1999.  As a result of the SEC’s investigation, the Company has been informed that the staff of the Boston District Office of the SEC (the “Staff”) is considering recommending that the SEC authorize civil injunctive actions against the Company and others, including former officers of the Company, concerning these matters.  The Company was invited by the Staff to submit its views as to why a civil injunctive action against the Company should not be instituted, and the Company did so.  The Company is currently in discussions with the Staff concerning possible resolution of the matter by settlement.  The Company is not in a position to predict whether such a settlement will be reached.  In addition, if the Company expends substantial additional costs and fees in responding to this matter, then the matter may have an adverse effect on the Company’s financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•                  our future sales and product revenues, including possible retroactive price adjustments, expectations regarding unit volumes or other offsets to price reductions;

•                  our efforts to increase sales of ophthalmic viscoelastic products;

•                  our manufacturing capacity and work-in-process manufacturing;

•                  the timing, scope, and rates of patient enrollment in clinical trials and related costs;

•                  FDA or other regulatory approvals and/or reimbursement approvals of new or potential products;

•                  the development of possible new products;

•                  the rate at which we use cash and the amounts used;

•                  possible negotiations or renegotiations with existing or new distribution and collaboration partners; and

•                  the possible resolution of the SEC investigation by settlement, and the effect of the SEC investigation on our financial position if we expend substantial additional costs and fees in our response to the investigation.

Statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” and other expressions, that are predictions of, or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  Our actual results, performance or achievement could differ materially from anticipated results, performance or achievement, expressed or implied in such forward-looking statements.  Such forward looking statements are based upon the current assumptions and beliefs of management and are only expectations of future results.  Additional factors that might cause such a difference are set forth herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 10 of this Quarterly Report on Form 10-Q, as well as factors described in our Annual Report on Form 10-K for the year ended December 31, 2001 and our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Results of Operations

Product revenue.  Product revenue for the quarter ended June 30, 2002 was $3,415,877, an increase of $496,843, or 17.0%, from $2,919,034 for the quarter ended June 30, 2001. Product revenue for the six months ended June 30, 2002 was $5,800,594, an increase of $702,942, or 13.8%, from $5,097,652 for the six months ended June 30, 2001.  The increase in product revenue for the quarter and six months ended June 30, 2002 compared to the same periods last year is primarily due to higher ophthalmic product sales and sales of HYVISC® partially offset by lower sales of ORTHOVISC®.  Sales of ophthalmic products increased approximately $444,000 and $667,000 for the quarter and six months ended June 30, 2002, respectively, primarily due to new supply agreements with Cytosol Ophthalmics, Inc. and Advanced Medical Optics, Inc., and sales of HYVISC® increased approximately $283,000 and $476,000.  The decrease in sales of ORTHOVISC® is primarily attributable to lower sales for the Turkish market.

We derive a substantial portion of our revenue from the sale of AMVISC® and AMVISC®Plus to Bausch & Lomb Surgical.  For the quarter and six months ended June 30, 2002, AMVISC® and AMVISC®Plus sales accounted for 42.2% and 47.1% of product revenue, respectively, compared to 50.9% and 56.9% of product revenue for the quarter and six months ended June 30, 2001.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Quarter Ended June,
	2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,688,277	78.6%	$1,955,793	67.0%
Middle East	30,000	0.9	—	—
Other/Europe	702,600	20.5	963,241	33.0
Total	$3,420,877	100.0%	$2,919,034	100.0%

	Six Months Ended June 30,
	2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$4,551,380	78.3%	$3,396,275	66.6%
Middle East	89,115	1.5	11,950	0.2
Other/Europe	1,170,099	20.2	1,689,427	33.1
Total	$5,810,594	100.0%	$5,097,652	100.0%

Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the “Other/Europe” category since that time.

License revenue.  License revenue was $5,000 and $10,000 for the quarter and six months ended June 30, 2002, related to an annual up-front payment associated with a five year supply agreement with a purchaser of our ophthalmic products.

Gross profit.  Gross profit for the quarter ended June 30, 2002 was $1,219,559, or 35.7% of revenue, an increase of $409,574, or 50.6%, from a gross profit of $809,985, or 27.7% of revenue, for the quarter ended June 30, 2001.  Gross profit for the six months ended June 30, 2002 was $1,521,862, or 26.2% of revenue, an increase of $502,207, or 49.3%, from a gross profit of $1,019,655, or 20.0% of revenue, for the six months ended June 30, 2001.  Gross profit for the quarter and six months ended June 30, 2002, as compared with same periods last year, benefited from improved manufacturing cost performance resulting from our efforts over the past year to reduce work in process inventories combined with increase sales volumes.

Research and development.  Research and development expenses for the quarter ended June 30, 2002 was $1,050,426, an increase of $129,101, or 14.0%, compared to $921,325 for the quarter ended June 30, 2001.  Research and development expenses for the six months ended June 30, 2002 was $2,140,300, a decrease of $128,895, or 5.7%, compared to $2,269195 for the six months ended June 30, 2001.  Research and development expenses include costs for the current Phase III clinical trial for ORTHOVISC®, our product for treatment of osteoarthritis of the knee, for which we are currently seeking FDA approval.  The increase in research and development expense for the quarter ended June 30, 2002 compared to the same period last year is primarily due to higher costs related to the ORTHOVISC® clinical trial partially offset by a decrease in employee related costs due to lower headcount.  The decrease in research and development expense for the six months ended June 30, 2002 compared to the same period last year is primarily due to a decrease in employee related costs due to lower headcount partially offset by higher costs related to the ORTHOVISC® clinical trial.  The increase in costs related to the ORTHOVISC®  clinical trial for the six months ended June 30, 2002 compared to the same period last year was partially offset by expenditures in the first quarter of last year related to the preparation for initiation of a clinical trial for INCERT®, a therapy for preventing post-surgical adhesions.  As previously disclosed, we determined not to commence a clinical trial for INCERT® during 2001.

Selling, general and administrative.  Selling, general and administrative expenses for the quarter ended June 30, 2002 was $1,388,837, a decrease of $469,953, or 25.3%, compared to $1,858,790 for the quarter ended June 30, 2001.   Selling, general and administrative expenses for the six months ended June 30, 2002 was $2,468,332, a decrease of $779,032, or 24.0%, compared to $3,247,364 for the six months ended June 30, 2001. The decrease is primarily attributable to separation costs of $515,000 incurred in the first six months of 2001 related to management changes we implemented in June 2001 combined with lower professional service fees and lower ORTHOVISC® selling expenses in foreign markets in 2002 compared to 2001.

Litigation settlement costs.  Litigation settlement costs for the quarter and six months ended June 30, 2001 included a charge of $850,000, which is the amount of a $1.25 million settlement amount contributed by us related to a putative class action suit.  For the quarter and six months ended June 30, 2001, professional fees related to the putative class action suit were $36,480 and $100,716, respectively.

Interest income, net.  Interest income, net, for the quarter ended June 30, 2002 was $62,508, a decrease of $143,694, or 69.7%, compared to $206,202 for the quarter ended June 30, 2001.  Interest income, net, for the six months ended June 30, 2002 was $125,367, a decrease of $353,414, or 73.8%, compared to $478,781 for the six months ended June 30, 2001.  The decrease in interest income, net, is primarily due to lower interest rates on investments combined with lower average cash balances during the quarter and six months ended June 30, 2002, compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature.  Historically, we have funded our cash requirements from available cash and short-term marketable securities.

At June 30, 2002, we had cash, cash equivalents and short-term marketable securities of $12.0 million and working capital of $14.4 million compared to cash, cash equivalents and short-term marketable securities of $13.1 million and working capital of $16.8 million at December 31, 2001. Short-term marketable securities at June 30, 2002 consist of a commercial bond and a municipal bond each with an original maturity of one year.

Aggregate cash used in operating activities was $1,119,431 for the six months ended June 30, 2002 and $1,999,603 for the six months ended June 30, 2001.  Cash used in operating activities for the six months ended June 30, 2002 included net loss, adjusted for depreciation and amortization, of $2,417,759.  This cash used in operating activities was partially offset by cash provided by a reduction in inventory of $940,334 and an increase in deferred revenue of $551,009. The increase in deferred revenue largely relates to unit pricing provisions under the Company’s supply agreement with Bausch & Lomb (see Note 7).   Cash used in operating activities for the six months ended June 30, 2001 included net loss, adjusted for depreciation and amortization, of $4,369,834.  This cash used in operating activities was partially offset by cash provided by a reduction accounts receivable of $486,309, an increase in accounts payable and accrued expenses of $1,266,470 and an increase in deferred revenue of $237,657.

Capital expenditures were $42,188 for the six months ended June 30, 2002.  Capital expenditures in 2002 are expected to include spending for small equipment, computers, and furniture and fixtures associated with normal operations.  We anticipate that use of cash in 2002 will be significantly less than cash used in 2001.

Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

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

•                  competing technological and market developments; and

•                  the development of strategic alliances for the marketing of certain of its products.

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the six months ended June 30, 2002, Bausch & Lomb accounted for 47.1% of product revenues and 46.4% of our accounts receivable balance and Boehringer Ingelheim accounted for 15.1% of product revenues and 25.6% of our accounts receivable balance.  On March 11, 2002, Bausch & Lomb’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.

There can be no assurance that we will record profits in future periods. However, we believe that our cash and investments on hand will be sufficient to meet our requirements at least through June 30, 2003.  See “Risk Factors and Certain Other Factors Affecting Future Operating Results – History of Losses; Uncertainty of Future Profitability.”

The terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants, which could limit our ability to pursue certain courses of action.  Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

Critical Accounting Policies

In December 2001, the SEC requested that reporting companies discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicated that a “critical accounting policy” is one that is important to the portrayal of a company’s financial condition and operating results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of this and other accounting policies, see Note 2 in the Notes to the

Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2001.  Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and we cannot make any assurances that actual results will not differ from those estimates.

Revenue Recognition.  Product revenue is recognized upon shipment to the customer as long as there is (i) persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable and (iii) collection of the related receivable is probable.  Amounts billed or collected prior to recognition of revenue is classified as deferred revenue.  Determination of criteria (ii) and (iii) are based on management’s judgments regarding the fixed nature of the product fee and collectibility of those fees.  Under our agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with our revenue recognition policy, the amount of revenue subject to the contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  ORTHOVISC® has been sold through several distribution arrangements as well as outsource order-processing arrangements  (“logistic agents”.)  Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  We recognize non-refundable upfront or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business is subject to comprehensive and varied government regulation and, as a result, failure to obtain FDA or other governmental approvals for our products may materially adversely affect our business, results of operations or financial condition.

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

Class III devices are those that generally must receive pre-market approval from the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution.  In order for us to commercially distribute ORTHOVISC® in the U.S., we must obtain a pre-market approval.  The PMA process can be expensive, uncertain and lengthy. A number of devices for which PMAs have been sought have never been approved for marketing.  The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete.  We submitted a PMA application for ORTHOVISC® in December 1997.  In October 1998, we were notified by the FDA that our PMA application for ORTHOVISC® was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC®. We submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study.  We received initial results from the Phase III clinical trial in late May 2000 that we determined did not show sufficient efficacy to support the filing of a PMA application.  We have evaluated available information and in February 2001, we commenced another Phase III clinical trial of ORTHOVISC®.  The trial is being conducted in up to 25 centers in the U.S. and Canada, with 360 patients expected to be enrolled, and with evaluation over a six-month period following treatment.  There can be no assurances that:

•                  any additional clinical data will support the efficacy of ORTHOVISC®;

•                  we will complete any additional clinical trials of ORTHOVISC®;

•                  we will be able to successfully complete the FDA approval process; or

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

From our inception through December 31, 1996 and in 1999, 2000, and 2001, we have incurred annual operating losses.  As of June 30, 2002, we had an accumulated deficit of approximately $14.3 million. The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements.  Our ability to reach profitability is highly uncertain.  To achieve profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

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

Our clinical trials may not support a PMA filing.

Several of our products, including ORTHOVISC®, will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA.  In late May 2000, our initial analysis of the results of our second Phase III clinical trial of ORTHOVISC® did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval.  Although we have received (IDE) approval from the FDA for ORTHOVISC® there can be no assurance that:

•                  any additional clinical data will support the efficacy of ORTHOVISC®,

•                  we will complete any additional clinical trials of ORTHOVISC®,

•                  we will be able to successfully complete the FDA approval process for either ORTHOVISC®, or

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

We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb.  We expect revenue in 2002 to be consistent with 2001.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the years ended December 31, 2001 and 2000, sales of AMVISC® products to Bausch & Lomb accounted for 65.2% and 54.1% of product revenues, respectively.  For the six months ended June 30, 2002, sales to Bausch & Lomb amounted to 47.1% of our revenue. Although we intend to continue to seek new opthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

We have a relationship with a logistic agent (outsource order processing providers) to distribute ORTHOVISC® to customers in certain European countries previously served by Zimmer.  We have entered into new distribution agreements for ORTHOVISC® in Canada and the U.K.  We are seeking to establish long-term distribution and marketing relationships with new distribution partners in additional countries.  There can be no assurance that we will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that we will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

We will need to obtain the assistance of additional marketing partners to bring new and existing products to market.  The failure to establish strategic partnerships for the marketing and distribution of our products on acceptable terms will have a material adverse effect on our business, financial condition, and results of operations.

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

Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes we develop will not infringe on the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations. We received notice from the PTO in 1995 that a third party was attempting to provoke a patent interference with respect to one of our co-owned patents covering the use of INCERT® for post-surgical adhesion prevention. It is unclear whether an interference will be declared.  If an interference is declared, it is not possible at this time to determine the merits of the interference or the effect, if any, the interference will have on our development or marketing of INCERT® for this use.  No assurance can be given that we would be successful in any such interference proceeding.  If the third-party interference were to be decided adversely to us, involved claims of our patent would be cancelled and the third party may enforce patent rights against us which could prohibit the sale and use of INCERT® products.

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

•                  attract, retain and integrate the required key personnel; or

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

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payors, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. We depend upon the distributors for our products to secure reimbursement and reimbursement approvals. Reimbursement by third party payors may depend on a number of factors, including the payor’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-

effectiveness data for the use of our products separately to each payor. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services we develop. Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Lack of adequate coverage and reimbursement provided by governments and other third party payors for our products and services could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash, cash equivalents and short-term marketable securities of approximately $12.0 million as of June 30, 2002.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

•                  competing technological and market developments; and

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

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us. In June 2001, Mr. Engle, the former Chief Executive Officer and Chairman of the Board of Directors, and Mr. Slater, the former Vice President of Operations, ceased to be employees.  As of April 2, 2002, Mr. Sherwood, previously President and Chief Operating Officer succeeded Mr. Potter as the Chief Executive Officer of the Company.  Mr. Potter agreed to remain the Chief Financial Officer until a new Chief Financial Officer was appointed in order to effect an orderly transition.  As of March 25, 2002, we appointed a new Senior Vice President of Sales and Marketing.  As of July 8, 2002, we appointed a new Chief Financial Officer to succeed Mr. Potter.  There can be no assurances that such management changes will not adversely affect our business.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel.  We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations.  There can be no assurance that we will be successful in hiring or retaining the personnel we require.  The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the years ended December 31, 2001 and 2000, approximately, 27.9% and 20.2%, respectively, of our product sales were sold to international distributors. During the six months ended June 30, 2002 approximately 21.7% of our product sales were sold to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. We sell our ORTHOVISC® product to a European sales and marketing company to supply the Turkish market. The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC® are uncertain.  Such changes in the volume of sales may continue to have  adverse effects on our business, financial condition, and results of operations.

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

The SEC has issued a formal order of investigation and has required us to provide information in connection with certain revenue recognition matters.  We have been cooperating fully.  These matters, relating to our historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, were also the subject of our March 15, 2000 disclosure concerning an informal SEC inquiry and the restatement of results for 1998 and the first three quarters of 1999.  On August 14, 2001, as a result of the SEC’s ongoing investigation, we, in conjunction with our independent auditors, determined to again restate our financial results for the fourth quarter of 1998 and the first quarter of 1999 as discussed in Note 15 of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.    As a result of the SEC’s investigation, we have been informed that the staff of the Boston District Office of the SEC (the “Staff”) is considering recommending that the SEC authorize civil injunctive actions against us and others, including former officers, concerning these matters.  We were invited by the Staff to submit our views as to why a civil injunctive action against us should not be instituted, and we have done so.  We are currently in discussions with the Staff concerning possible resolution of the matter by settlement.  We are not in a position to predict whether such a settlement will be reached.  In addition, if we expend substantial additional costs and fees in responding to this matter, then the matter may have an adverse effect on our financial position.

Our revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of who are significantly larger companies than us.  For the six months ended June 30, 2002, Bausch & Lomb accounted for 47.1% of product revenues and 46.4% of our accounts receivable balance and Boehringer Ingelheim accounted for 15.1% of product revenues and 25.6% of our accounts receivable balance.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would adversely affect our business. On March 11, 2002, Bausch & Lomb’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual advantage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  Product revenue in the future may continue to be adversely impacted by economic uncertainties associated with the Turkish market.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, we do not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds and commercial paper that are carried on our books at amortized cost, which approximates fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.  Our exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter ended June 30, 2002.  Currently, we do not engage in foreign currency hedging activities.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, “Legal Matters” of the consolidated financial statements.  The description of such matters is incorporated herein by reference to such financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 5, 2002, we held our 2002 Annual Meeting of Stockholders.  At our annual meeting, stockholders were asked to consider a proposal to elect a Class III Director of Anika to serve until the 2005 annual meeting of stockholders and until his successors is duly elected and qualified (the “Election Proposal”).

With respect to the Election Proposal, Steven E. Wheeler was nominated as a Class III Director of Anika.  Mr.  Wheeler received 9,218,811shares voted in favor of his election and 244,087 votes were withheld.  Mr. Wheeler was therefore elected as Class III Director.  Joseph L. Bower and Eugene A. Davidson, Ph.D. (Class I Directors), and Samuel F. McKay and Harvey S. Sadow (Class II Directors) continued to serve their respective terms after the Annual Meeting.

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

3.3* Amendment to the Amended and Restated Articles of Organization of the Company, dated January 8, 1997.

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

3.6* Amended and Restated By-laws of the Company.

(4) Instruments Defining the Rights of Security Holders

4.1                                      Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

(10) Material Contracts

10.1* Separation Agreement dated April 2, 2002 by and between the Company and Edward Ross, Jr.

10.2* Letter Agreement dated June 25, 2002 by and between the Company and William J. Knight.

10.3* Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and William J. Knight.

10.4* Amended and Restated Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and Charles H. Sherwood.

(11) Statement Regarding the Computation of Per Share Earnings

11.1 See Note 4 to the Financial Statements included herewith.

* filed herewith

(b)	Reports on Form 8-K:

The Registrant filed the following Reports on Form 8-K during the quarter ended June 30, 2002:

1.  Current Report on Form 8-K filed June 10, 2002, as amended by Current Report on Form 8-K/A filed June 20, 2002, announcing that the Company had terminated Arthur Andersen LLP as independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on August 14, 2002.

Anika Therapeutics, Inc.

August 14, 2002	By:	/s/ William J. Knight
William J. Knight
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)