Form 10-Q/A
period 2002-09-30
ANIKA THERAPEUTICS INC
filed 2003-03-13
CIK 898437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-21326

Anika Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04–3145961
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

160 New Boston Street, Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

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

Introductory Note

This amendment on Form 10-Q/A amends and supercedes the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002, and is being filed to reflect the restatement of the registrant’s consolidated financial statements for the three- and nine-month periods ended September 30, 2002, which was publicly announced on January 28, 2003.  The items amended in this 10-Q/A are Items 1 (Financial Statements and Notes 2, 4 and 7), 2 and 4 of Part I.  Information regarding the restatement and the effect of the restatement on the registrant’s results of operation is included in Note 2 to the consolidated  financial statements included in Item 1.  Except for Item 4, the items that have been amended have been amended only to reflect the restatement referred to above, and no other updates or changes have been made.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited, Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,201,085	$9,064,977
Restricted cash	313,160	—
Short-term marketable securities	4,500,000	3,994,401
Accounts receivable, net of reserves of $35,000 and $25,000 at September 30, 2002 and December 31, 2001, respectively	1,976,538	2,240,929
Inventories	2,932,974	3,726,982
Prepaid expenses and other current assets	310,564	540,476
Total current assets	17,234,321	19,567,765
Property and equipment, at cost	9,605,252	9,530,047
Less: accumulated depreciation	(7,402,765)	(6,583,175)
	2,202,487	2,946,872
Long-term deposits	143,060	148,160
Notes receivable from officers	178,000	253,000
Total assets	$19,757,868	$22,915,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777,082	$954,585
Accrued expenses	1,785,901	1,842,399
Deferred revenue	959,889	15,001
Total current liabilities	3,522,872	2,811,985

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,991,943 shares issued	99,919	99,919
Additional paid-in capital	31,640,234	31,640,234
Treasury stock (at cost, 57,663 shares)	(279,756)	(279,756)
Accumulated deficit	(15,225,401)	(11,356,585)
Total stockholders’ equity	16,234,996	20,103,812
Total liabilities and stockholders’ equity	$19,757,868	$22,915,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Product revenue	$2,889,942	$3,045,779	$8,690,536	$8,143,431
License revenue	15,686	8,000	25,686	8,000
Total revenue	2,905,628	3,053,779	8,716,222	8,151,431
Cost of product revenue	1,974,807	2,553,582	6,263,539	6,631,579
Gross profit	930,821	500,197	2,452,683	1,519,852
Operating expenses:
Research and development	999,137	826,378	3,139,437	3,095,573
Selling, general and administrative	900,192	1,100,180	3,368,524	4,347,544
Litigation settlement costs	—	—	—	950,716
Total operating expenses	1,899,329	1,926,558	6,507,961	8,393,833
Loss from operations	(968,508)	(1,426,361)	(4,055,278)	(6,873,981)
Interest income	61,095	94,324	186,462	573,105
Net loss	$(907,413)	$(1,332,037)	$(3,868,816)	$(6,300,876)

Basic and diluted net loss per common share	$(0.09)	$(0.13)	$(0.39)	$(0.63)
Shares used to calculate basic and diluted net loss per common share	9,934,280	9,934,280	9,934,280	9,934,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	September 30, 2002	September 30, 2001
	(Restated)
Cash flows from operating activities:
Net loss	$(3,868,816)	$(6,300,876)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	819,590	797,456
Amortization of deferred compensation	—	143,753
Reserve for uncollectible accounts	10,000	—
Forgiveness of note receivable from officer	—	129,000
Changes in operating assets and liabilities:
Accounts receivable	254,391	(310,941)
Inventories	794,008	803,431
Prepaid expenses and other current assets	229,912	247,804
Accounts payable	(177,503)	10,598
Accrued expenses	(56,498)	590,767
Deferred revenue	944,888	401,475
Net cash used in operating activities	(1,050,028)	(3,487,533)

Cash flows from investing activities
Proceeds from sale of short-term marketable securities	4,494,401	17,460,095
Purchase of short-term marketable securities	(5,000,000)	(11,378,240)
Increase in restricted cash	(313,160)	—
Purchase of property and equipment	(75,205)	(865,056)
Repayment of note receivable from officer	75,000	—
Deposits	5,100	5,940
Net cash provided by (used in) investing activities	(813,864)	5,222,739

Increase (decrease) in cash and cash equivalents	(1,863,892)	1,735,206
Cash and cash equivalents at beginning of period	9,064,977	8,265,936
Cash and cash equivalents at end of period	$7,201,085	$10,001,142

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

2.              Restated Financial Results

On January 28, 2002, Anika announced the restatement of previously-reported results for the three- and nine-month periods ended September 30, 2002.  This restatement involves revenue recognized for the sale in the third quarter of 2002 of certain units of Anika’s product used in the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis, HYVISC®.  A new “clean room” at Anika’s facility that does not have a required regulatory approval for the manufacture of HYVISC® from the Food and Drug Administration (“FDA”) was used in the production of these units.  Because the product was shipped in the absence of this regulatory approval, revenue from that sale should not have been recognized.  As a result of the restatement, the revenue for the three months ended September 30, 2002 is reduced by $326,480 to $2,905,628.  The net loss for that period increased by $169,770, or $0.02 per share, to a net loss of $907,413 or $0.09 per share.  The revenue for the nine months ended September 30, 2002 is reduced by $326,480 to $8,716,222.  The net loss increased for that period by $169,770, or $0.02 per share, to a net loss of $3,868,816 or $0.39 per share.  The Company’s inventory at September 30, 2002 has been increased by the cost of the affected units.  As a result of the restatement, the Company’s total HYVISC® inventory at September 30, 2002, is $173,326, which includes $156,710 in HYVISC® inventory from the restated transaction, and $16,616 in HYVISC® inventory produced in the new clean room which was previously included in the Company’s pre-restatement inventory.

Because revenues were reduced as described above, the revenues derived from sales to Pharmaren AG increased to 10.2% of the Company's total revenues for the nine months ended September 30, 2002. For this reason, the Company has listed Pharmaren AG in the sections of this 10-Q/A that describe which of the Company's customers accounted for greater that 10% of the Company's revenues for that period.

A summary of the impact of such restatement on the financial statements for the three- and nine-months ended September 30, 2002, is as follows:

	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Quarter Ended September 30, 2002
Revenue	$3,232,108	$(326,480)	$2,905,628
Cost of product revenue	2,131,517	(156,710)	1,974,807
Gross profit	1,100,591	(169,770)	930,821

Net loss	$(737,643)	$(169,770)	$(907,413)

Basic and diluted net loss per common share	$(0.07)	$(0.02)	$(0.09)
Shares used to calculate basic and diluted net loss per common share	9,934,280	—	9,934,280

Nine Months Ended September 30, 2002
Revenue	$9,042,702	$(326,480)	$8,716,222
Cost of product revenue	6,420,249	(156,710)	6,263,539
Gross profit	2,622,453	(169,770)	2,452,683

Net loss	$(3,699,046)	$(169,770)	$(3,868,816)

Basic and diluted net loss per common share	$(0.37)	$(0.02)	$(0.39)
Shares used to calculate basic and diluted net loss per common share	9,934,280	—	9,934,280

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
September 30, 2002
Accounts receivable, net	$2,303,018	$(326,480)	$1,976,538
Inventories	2,776,264	156,710	2,932,974
Total assets	19,927,638	(169,770)	19,757,868
Total stockholders’ equity	16,404,766	(169,770)	16,234,996

3.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2002, the results of its operations for the quarter and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

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

4.              Summary of Significant Accounting Policies

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

Revenue Recognition

Product revenue is recognized upon shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.  ORTHOVISC® has been sold through several distribution arrangements as well as two outsource order processing arrangements (“logistics agents”).  Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  The Company recognizes non-refundable up-front or milestone payments received as part of supply, distribution, and marketing arrangements ratably over the terms of the agreements to which the payments apply.  Amounts received or billed prior to meeting the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheet.

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

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Quarter Ended September 30,
	2002		2001
	(Restated)
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,428,200	83.6%	$2,272,834	74.4%
Middle East	52,220	1.8	91,337	3.0
Other/Europe	425,208	14.6	689,608	22.6
Total	$2,905,628	100.0%	$3,053,779	100.0%

	Nine Months Ended September 30,
	2002		2001
	(Restated)
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$6,979,580	80.1%	$5,669,109	69.5%
Middle East	141,335	1.6	103,287	1.3
Other/Europe	1,595,307	18.3	2,379,035	29.2
Total	$8,716,222	100.0%	$8,151,431	100.0%

Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the “Other/Europe” category since that time.

Product revenue by significant customers as a percent of total revenues is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Bausch & Lomb Surgical	67.7%	69.3%	54.0%	60.4%
Advanced Medical Optics	14.3%	—	6.6%	—
Boehringer Ingelheim	1.3%	3.3%	10.5%	6.2%
Pharmaren AG	13.0%	13.8%	10.2%	18.6%
	96.3%	86.4%	81.3%	85.2%

5.              Earnings Per Share

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

6.              Restricted Cash

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

7.              Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(Restated)
Raw materials	$1,453,563	$1,542,511
Work-in-process	1,021,909	1,971,067
Finished goods	457,502	213,404
Total	$2,932,974	$3,726,982

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

8.              Notes Receivable from Officers

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

9.              Licensing and Distribution Agreements

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

10.       Legal Matters

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

11.       Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

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

Statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q/A.  Our actual results, performance or achievement could differ materially from anticipated results, performance or achievement, expressed or implied in such forward-looking statements.  Such forward looking statements are based upon the current assumptions and beliefs of management and are only expectations of future results.  Additional factors that might cause such a difference are set forth herein, in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Restatement of Results

On January 28, 2003, we announced a restatement of our previously-reported results for the three- and nine-month periods ended September 30, 2002.  This restatement involves revenue recognized for the sale in the third quarter of 2002 of certain units of our product used in the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis, HYVISC®.  A new “clean room” at our facility that does not have a required regulatory approval for the manufacture of HYVISC® from the Food and Drug Administration (“FDA”) was used in the production of these units.  Because the product was shipped in the absence of this regulatory approval, we have determined and our independent public accountants have concurred that revenue from that sale should not have been recognized.  As a result of the restatement, the revenue for the three months ended September 30, 2002 is reduced by $326,480 to $2,905,628.  The net loss for that period increased by $169,770, or $0.02 per share, to a net loss of $907,413 or $0.09 per share.  The revenue for the nine months ended September 30, 2002 is reduced by $326,480 to $8,716,222.  The net loss increased for that period by $169,770, or $0.02 per share, to a net loss of

$3,868,816 or $0.39 per share.  Our inventory at September 30, 2002 has been increased by the cost of the affected units.  As a result of the restatement, our total HYVISC® inventory at September 30, 2002, is $173,326, which includes $156,710 in HYVISC® inventory from the restated transaction, and $16,616 in HYVISC® inventory produced in the new clean room which was previously included in our pre-restatement inventory.

Because revenues were reduced as described above, the revenues derived from sales to Pharmaren AG increased to 10.2% of the Company's total revenues for the nine months ended September 30, 2002. For this reason, the Company has listed Pharmaren AG in the sections of this 10-Q/A that describe which of the Company's customers accounted for greater that 10% of the Company's revenues for that period.

A summary of the impact of such restatement on our financial statements for the three- and nine-months ended September 30, 2002, is as follows:

	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Quarter Ended September 30, 2002
Revenue	$3,232,108	$(326,480)	$2,905,628
Cost of product revenue	2,131,517	(156,710)	1,974,807
Gross profit	1,100,591	(169,770)	930,821

Net loss	$(737,643)	$(169,770)	$(907,413)

Basic and diluted net loss per common share	$(0.07)	$(0.02)	$(0.09)
Shares used to calculate basic and diluted net loss per common share	9,934,280	—	9,934,280

Nine Months Ended September 30, 2002
Revenue	$9,042,702	$(326,480)	$8,716,222
Cost of product revenue	6,420,249	(156,710)	6,263,539
Gross profit	2,622,453	(169,770)	2,452,683

Net loss	$(3,699,046)	$(169,770)	$(3,868,816)

Basic and diluted net loss per common share	$(0.37)	$(0.02)	$(0.39)
Shares used to calculate basic and diluted net loss per common share	9,934,280	—	9,934,280

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
September 30, 2002
Accounts receivable, net	$2,303,018	$(326,480)	$1,976,538
Inventories	2,776,264	156,710	2,932,974
Total assets	19,927,638	(169,770)	19,757,868
Total stockholders’ equity	16,404,766	(169,770)	16,234,996

We have obtained all required regulatory approvals for the use of the new clean room in the manufacture of our products designed for human use: ORTHOVISC® (not approved for sale in the U.S.), AMVISC®, AMVISC® Plus, STAARVISC™-II, Shellgel™, and CoEase™.

Until the required regulatory approval of the new clean room for use in the production of HYVISC®  is received from the FDA, we are using the clean room previously used in the production of HYVISC®, which has the required regulatory approval.

We have initiated discussions with the FDA regarding the shipment of HYVISC® described above.  There can be no assurance that the FDA will respond to the our efforts cooperatively or will not bring regulatory or other actions or proceedings against us.  Additionally, in the past, some companies (including Anika) that have restated their financial information have been subject to inquiry or investigation by the Securities and Exchange Commission (“SEC”), and to private securities litigation.  Any inquiry, investigation, action or proceeding by a governmental agency or any private securities litigation could have a material adverse effect on our business, financial conditions or results of operations.  There is a risk that any such inquiry, investigation, action, proceeding or litigation could result in substantial costs and divert management attention and resources from our business.

Results of Operations

Product revenue.  Product revenue for the quarter ended September 30, 2002 was $2,889,942, a decrease of $155,837, or 5.1%, from $3,045,779 for the quarter ended September 30, 2001.  Product revenue for the nine months ended September 30, 2002 was $8,690,536, an increase of $547,105, or 6.7%, from $8,143,431 for the nine months ended September 30, 2001.  The decrease in product revenue for the quarter compared to the same period last year is primarily due to lower sales of ORTHOVISC® and lower sales of HYVISC® partially offset by higher ophthalmic product sales.  The increase in product revenue for the nine months ended September 30, 2002 compared to the same period last year is primarily due to higher ophthalmic product sales and higher sales of HYVISC® partially offset by lower sales of ORTHOVISC®.

Revenue from sales of ophthalmic products increased $204,180, or 9.4%, for the quarter ended September 30, 2002, compared to the same period last year, primarily due to sales under a new supply agreement with Advanced Medical Optics, Inc. which recorded initial sales in the second quarter of 2002, partially offset by a reduced average selling price per unit on increased volume to Bausch & Lomb Surgical in accordance with their agreement.  Revenue from sales of ophthalmic products increased $873,247, or 16.9%, for the nine months ended September 30, 2002, compared to the same period last year, primarily due to sales under the supply agreements with Advanced Medical Optics, Inc. and Cytosol Ophthalmics, Inc. partially offset by a reduced average selling price per unit on increased unit volume to Bausch & Lomb Surgical in accordance with their agreement.  Revenue from sales of HYVISC® decreased $65,300, or 64.3%, for the quarter and increased $410,740, or 81.4%, for the nine months ended September 30, 2002 compared to the same periods last year.  The decrease of $303,517, or 38.9%, and $745,682, or 30.0%, in revenue from sales of ORTHOVISC® for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods last year is primarily attributable to lower sales for the Turkish market.

We derive a substantial portion of our revenue from the sales of ophthalmic products to Bausch & Lomb Surgical.  For the quarter and nine months ended September 30, 2002, sales to Bausch & Lomb Surgical accounted for 67.7% and 54.0% of product revenue, respectively, compared to 69.3% and 60.4% of product revenue for the quarter and nine months ended September 30, 2001.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Quarter Ended September 30,
	2002 (Restated)		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,428,200	83.6%	$2,272,834	74.4%
Middle East	52,220	1.8	91,337	3.0
Other/Europe	425,208	14.6	689,608	22.6
Total	$2,905,628	100.0%	$3,053,779	100.0%

	Nine Months Ended September 30,
	2002 (Restated)		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$6,979,580	80.1%	$5,669,109	69.5%
Middle East	141,335	1.6	103,287	1.3
Other/Europe	1,595,307	18.3	2,379,035	29.2
Total	$8,716,222	100.0%	$8,151,431	100.0%

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

Gross profit.  Gross profit for the quarter ended September 30, 2002 was $930,821, or 32.0% of revenue, an increase of $430,624, or 86.1%, from a gross profit of $500,197, or 16.4% of revenue, for the quarter ended September 30, 2001.  Gross profit for the nine months ended September 30, 2002 was $2,452,683, or 28.1% of revenue, an increase of $932,831, or 61.4%, from a gross profit of $1,519,852, or 18.6% of revenue, for the nine months ended September 30, 2001.  Gross profit for the quarter and nine months ended September 30, 2002, as compared with same periods last year, benefited from improved manufacturing cost performance as a result of cost cutting initiatives we implemented during the latter half of 2001 which continued into 2002 combined with our efforts over the past year to reduce work-in-process inventories and increased sales volumes.

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

At September 30, 2002, we had cash, cash equivalents and short-term marketable securities, including restricted cash of $313,160, of $12.0 million and working capital of $13.7 million compared to cash, cash equivalents and short-term marketable securities of $13.1 million and working capital of $16.8 million at December 31, 2001.  Short-term marketable securities at September 30, 2002 consist of a commercial bond and a municipal bond each with an original maturity of one year.

Aggregate cash used in operating activities was $1,050,028 for the nine months ended September 30, 2002 and $3,487,533 for the nine months ended September 30, 2001.  Cash used in operating activities for the nine months ended September 30, 2002 included net loss, adjusted for depreciation and amortization, of $3,039,226.  This cash used in operating activities was partially offset by cash provided by a reduction in accounts receivable of $254,391 and a reduction of inventories of $794,008 and an increase in deferred revenue of $944,888.  Cash used in operating activities for the nine months ended September 30, 2001 included net loss, adjusted for depreciation and amortization and forgiveness of officer loan, of $5,230,667.  This cash used in operating activities was partially offset by cash provided by a reduction in inventories of $803,431, an increase in accounts payable and accrued expenses of $601,365 and an increase in deferred revenue of $401,475. The increase in deferred revenue for the nine months ended September 30, 2002 and 2001, largely relates to unit pricing provisions under our supply agreement with Bausch & Lomb Surgical (see Note 9 of the Consolidated Financial Statements included herein).  Based on our contractual obligations through 2002 under our supply agreements, we currently expect that a significant portion of our deferred revenue balance will be recognized as revenue in the fourth quarter of 2002.  No assurance can be made, however, that retroactive price adjustments under the unit pricing provisions of our supply agreement with Bausch & Lomb Surgical will not be required and may result in a cash rebate to Bausch & Lomb Surgical equal to the related deferred revenue balance.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the nine months ended September 30, 2002, Bausch & Lomb Surgical, Boehringer Ingelheim and Pharmaren AG accounted for 54.0%, 10.5%, and 10.2%, respectively, of product revenues.  At September 30, 2002, Bausch & Lomb Surgical accounted for 82% of our accounts receivable balance.  On March 11, 2002, Bausch & Lomb Surgical’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb Surgical emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of this and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2001.  Our preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and we cannot make any assurances that actual results will not differ from those estimates.

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

In connection with the aforementioned restatement, we evaluated whether the $173,326 of HYVISC® inventory produced in the new clean room that did not have the required regulatory approval from the FDA for the manufacture of HYVISC® required an adjustment to state it at the lower of cost or market.  We believe that no adjustment is required to the cost basis of the inventory based on current facts and circumstances. In making this determination, we considered various factors including the likelihood of receiving regulatory approval to sell the inventory, the timing of receiving such approval relative to the product’s two-year shelf life, the expected customer demand for this product and our historical and expected profit margin associated with this product.  There can be no assurance, however, that (i) the FDA will grant regulatory approval to sell the inventory, (ii) if the FDA grants regulatory approval to sell the inventory, that is will do so in time for us to sell the inventory, given the inventory’s shelf life; or (iii) that our customer will ultimately purchase the inventory or purchase the inventory at a price in excess of our cost.  We evaluate the value of inventory on a quarterly basis and may, based on future changes in facts and circumstances, determine that a write-down of inventory is required in future periods.

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

From our inception through December 31, 1996 and in 1999, 2000, and 2001, we have incurred annual operating losses.  As of September 30, 2002, we had an accumulated deficit of approximately $15.2 million. The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements.  Our ability to reach profitability is highly uncertain.  To achieve profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

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

The reduction in unit selling prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb Surgical in 2001.  For the years ended December 31, 2001 and 2000, sales of AMVISC® products to Bausch & Lomb Surgical accounted for 65.2% and 54.1% of product revenues, respectively.  For the nine months ended September 30, 2002, sales to Bausch & Lomb Surgical amounted to 54.0% of our revenue.  We expect revenue from sales to Bausch & Lomb Surgical in 2002 to be consistent with 2001.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

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

During the years ended December 31, 2001 and 2000, approximately, 27.9% and 20.2%, respectively, of our product sales were sold to international distributors. During the nine months ended September 30, 2002 approximately 19.9% of our product sales were sold to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. We sell our ORTHOVISC® product to a European sales and marketing company to supply the Turkish market. The Turkish economic situation has been volatile and the impact of this volatility on future sales of ORTHOVISC® are uncertain.  Such changes in the volume of sales may continue to have  adverse effects on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than we are.  For the nine months ended September 30, 2002, Bausch & Lomb Surgical, Boehringer Ingelheim and Pharmaren AG accounted for 54.0%, 10.5%, and 10.2%, respectively, of product revenues.  At September 30, 2002, Bausch & Lomb Surgical accounted for 82% of our accounts receivable balance.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would adversely affect our business. On March 11, 2002, Bausch & Lomb Surgical’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb Surgical emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay us could adversely impact future revenues.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, in any future negotiations, we may be subject to the perceived or actual advantage the customers may have, given their relative size and importance to us.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  Product revenue in the future may continue to be adversely impacted by economic uncertainties associated with the Turkish market.

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

As required by Securities Exchange Act Rule 13a-15, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of a date within 90 days prior to the filing of this report (“Evaluation Date”).

Prior to that evaluation, and as a result of the events that led to the restatement described elsewhere in the 10-Q/A, the Company made certain changes to its disclosure controls and procedures for this 10-Q/A.  First, the internal document used in the manufacture of the Company’s products now contains a field that requires manufacturing personnel to affirmatively indicate the “clean room” used in the production of the product, and to check (against a checklist that lists each product and the clean room or rooms approved for manufacture of that product) whether the clean room is approved for the manufacture of that product.  After the product is manufactured, Anika’s Quality Assurance (“QA”) department reviews that document to ensure that the product was manufactured in accordance with Anika’s specifications.  Finally, before revenue is recognized on the product, Anika’s finance department will, among other things, make sure that QA has conducted its review.  Second, the Company has instituted a system under which the Company’s Regulatory Affairs department will issue a memorandum indicating the status of all pending regulatory submissions at the end of each calendar month.  This memorandum will include the reason for each regulatory submission, the product or products to which each submission applies, the agency (and division of that agency, if applicable) responsible for review of each submission, and whether each submission has been approved.  The memorandum will be distributed to relevant Company personnel.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the procedures described above, are effective to ensure that material information relating to the Company required to be included in this 10-Q/A is made known to them by others within the Company on a timely basis.

We currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10, “Legal Matters” in the consolidated financial statements included herein.  The description of such matters is incorporated herein by reference to such financial statements.

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

	4.2*	Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company.

	(10)	Material Contracts

	(11)	Statement Regarding the Computation of Per Share Earnings

	11.1	See Note 5 to the Consolidated Financial Statements included herewith.

* filed herewith

(b)           Reports on Form 8-K:

The Registrant filed the following Reports on Form 8-K during the quarter ended September 30, 2002:

1.               Current Report on Form 8-K filed July 9, 2002, as amended by Current Report on Form 8-K/A filed July 22, 2002, announcing that the Company had engaged PricewaterhouseCoopers LLP as independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on March 13, 2003.

Anika Therapeutics, Inc.

March 13, 2003	By:	/s/ William J. Knight
William J. Knight Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, Charles H. Sherwood, Ph.D, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Anika Therapeutics, Inc.;

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

Date: March 13, 2003	/s/ Charles H. Sherwood
Charles H. Sherwood, Ph.D Chief Executive Officer and President

CERTIFICATION PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Knight, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Anika Therapeutics, Inc.;

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

Date: March 13, 2003	/s/ William J. Knight
William J. Knight Chief Financial Officer