Form 10-K
period 2002-12-31
ANIKA THERAPEUTICS INC
filed 2003-03-27
CIK 898437

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21326

Anika Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-3145961 (I.R.S. Employer Identification No.)
160 New Boston Street, Woburn, Massachusetts (Address of Principal Executive Offices)	01801 (Zip Code)

(Registrant's Telephone Number, Including Area Code): (781) 932-6616

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $8,240,000 based on the average bid and ask price per share of Common Stock of $1.17 as of such date as reported on the NASDAQ National Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 24, 2003, there were issued and outstanding 9,934,280 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in response to Items 10, 11, 12 and 13 of Part III are hereby incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2003. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2002

        This Annual Report on Form 10-K, including the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

  •
  our future sales and product revenues, including possible retroactive price adjustments and expectations of unit volumes or other offsets to price reductions;

  •
  our efforts to increase sales of ophthalmic viscoelastic products;

  •
  our manufacturing capacity and work-in-process manufacturing operations;

  •
  the timing of, scope of and rate of patient enrollment for clinical trials;

  •
  development of possible new products;

  •
  FDA or other regulatory approvals and/or reimbursement approvals of new or potential products;

  •
  our current strategy;

  •
  negotiations with potential and existing customers, including our performance under any of our distribution or supply agreements or our expectations with respect to sales pursuant to such agreements;

  •
  the rate at which we use cash and the amounts used; and

  •
  possible negotiations or re-negotiations with existing or new distribution or collaboration partners.

        Furthermore, additional statements identified by words such as "seek", "designed," "believe," "expect," "anticipate," "intend," "will," "develop," "would," future," "can," "may," "could," and other expressions that are predictions of, or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.

        You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled "Risk Factors and Certain Factors Affecting Future Operating Results," in this Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from the anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed in the sections titled "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

        Anika Therapeutics develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC® is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the United States, ORTHOVISC® is currently limited to investigational use. We manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb, Incorporated, which are HA products used as viscoelastic supplements in ophthalmic surgery. We also manufacture CoEase™ for Advanced Medical Optics, Inc., STAARVISC®II, for STAAR Surgical Company, and ShellGel™ for Cytosol Ophthalmics, Inc., each an injectable ophthalmic viscoelastic product.

        Our current strategy is to:

  •
  improve the financial performance of our core business,

  •
  successfully complete an ongoing Phase III clinical trial of ORTHOVISC® in order to secure FDA approval to market ORTHOVISC® in the U.S., and

  •
  focus research and development resources on evaluating potential product applications, including possible collaborations with other parties.

        In 2002, approximately 59% of our revenue was from the sale of ophthalmic viscoelastic products to Bausch & Lomb. We added three new distributors of ophthalmic viscoelastic products during 2001 and another new distributor in 2002. Sales to these new distributors amounted to approximately 16% of our total revenue in 2002. We intend to continue to increase business in this market in 2003. With respect to ORTHOVISC®, we are actively seeking distributors for international markets as well as considering U.S. marketing and distribution alternatives in the event that the ongoing Phase III clinical trial is successful.

        The following sections provide more specific information on our products and related activities:

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

        In the U. S., ORTHOVISC® is limited to investigational use. In October 1998, we were notified by the U.S. Food and Drug Administration (the FDA) that our Pre-Market Approval Application (PMA) was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC®. In late March 1999, we received an Investigational Device Exemption (IDE) approval for ORTHOVISC® and initiated a second Phase III clinical study. This trial completed patient enrollment, totaling 385 patients at 22 centers in the U.S. and Canada in August 1999. The final patient completed the six-month follow-up period on February 28, 2000. The statistical analysis of the clinical trial failed to show sufficient efficacy in this patient population to support the filing of a PMA application. In February 2001, we commenced our third Phase III clinical trial of ORTHOVISC®. In May 2002 we completed patient enrollment, which included 373 patients in 26 centers in the U.S. and Canada. In accordance with trial protocol, we took six months to complete the follow-up on the final patients. All of the patients completed the study in 2002. We expect to compile the data and prepare a submission to the FDA during the first half of 2003 in order to obtain U.S. market approval. The results of this third Phase III clinical study may not be adequate to demonstrate the effectiveness of ORTHOVISC® in order to obtain FDA approval or enable ORTHOVISC® to receive FDA approval in a timely manner, if at all.

        On November 10, 2000, we entered into an agreement to terminate an ORTHOVISC® marketing and distribution agreement with Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company. We established interim relationships with third party logistics firms in order to continue to supply ORTHOVISC® in Canada and the European countries previously covered under the distribution agreement with Zimmer. In March 2002 we entered into a three-year distribution agreement in the U.K. and in May 2002 we entered into a two-year distribution agreement in Canada, both of which are subject to earlier termination under certain circumstances. We are continuing to seek to establish long-term distribution relationships in other regions, but can make no assurances that we will be successful in doing so. See the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and "Risk Factors and Certain Factors Affecting Future Operating Results."

HYVISC®

        HYVISC® is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC® has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC® is distributed by Boehringer Ingelheim Vetmedica, Inc. in the United States.

OPHTHALMIC PRODUCTS

        The ophthalmic products we manufacture include the AMVISC® and AMVISC Plus® product line, CoEase™, STAARVISC®II, and ShellGel™. Our injectable ophthalmic viscoelastic products are high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate and protect sensitive tissues such as the endothelium and maintain the space between them, thereby facilitating ophthalmic surgical procedures.

        Anika manufactures the AMVISC® product line for Bausch & Lomb. We entered into a supply agreement (the B&L Agreement) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, in July 2000. Bausch & Lomb Surgical was subsequently merged into Bausch & Lomb. Under the terms of the B&L Agreement, effective January 1, 2001, we became Bausch & Lomb's exclusive provider of AMVISC® and AMVISC® Plus in the U.S. and international market. The B&L Agreement expires December 31, 2007 and supersedes the prior supply agreement with Bausch & Lomb that was set to expire December 31, 2001. The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The B&L Agreement lifted certain contractual restrictions on our sales of certain ophthalmic products to other companies, subject to the payment of royalties to Bausch & Lomb for these sales. In exchange, we agreed to a reduction in unit selling prices that was retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by Bausch & Lomb. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—Dependence on Marketing Partners" and "—Reliance on a Small Number of Customers."

Research and Development of Potential Products

        As discussed below in the section titled "Risk Factors and Certain Factors Affecting Future Operating Results," we have not obtained FDA approval for the sales and marketing in the U.S. of the potential products described below.

INCERT®

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

        INCERT®-S is our product designed to reduce post-surgical fibrosis following spinal surgery. We are evaluating various development options for this product and its underlying technology, including reconsideration of our previous plans to launch a clinical trial. We cannot assure you that: (1) we will begin or successfully complete clinical trials of INCERT®-S; (2) if completed, FDA approval for sales in the U.S. will be obtained; or (3) if regulatory approvals are obtained, meaningful sales of INCERT®-S will be achieved.

        Anika co-owns an issued U.S. patent covering the use of INCERT® for adhesion prevention. See the section captioned "Patent and Propriety Rights".

OSSIGEL®

        In June 1997, we executed a multi-year collaboration agreement with Orquest, Inc. to develop and manufacture OSSIGEL®, a formulation of basic fibroblast growth factor and HA.

        In January 2003, DePuy, Inc., a Johnson & Johnson company, announced that it had entered into a definitive agreement to acquire substantially all of the assets of Orquest. Orquest had indicated in 2001 that it has focused its resources on other product development efforts and there can be no assurance that OSSIGEL® development will continue, if at all.

Manufacturing of Hyaluronic Acid

        We have been manufacturing HA since 1983 in our facility located in Woburn, Massachusetts. This facility is approved by the FDA for the manufacture of medical devices and drugs. We have developed a proprietary manufacturing process for the extraction and purification of HA from rooster combs, a source of high molecular weight HA. This process uses a number of raw materials and components, some of which we obtain from single suppliers. We believe that sufficient supplies of these materials are generally available, or maintained in inventory, to meet anticipated demand.

Patent and Proprietary Rights

        We have a policy of seeking patent protection for patentable aspects of our proprietary technology. Our issued patents expire between 2009 and 2016. We co-own certain U.S. patents and a patent application with claims relating to the chemical modification of HA and certain adhesion prevention uses and certain drug delivery uses of HA. We also solely own patents covering certain manufacturing processes. We also hold a license from Tufts University to use technologies claimed in a U.S. patent for the anti-metastasis applications of HA oligosaccharides. The license expires upon expiration of the underlying patent. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate relative to the potential benefits. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—We may be unable to adequately protect our intellectual property."

        Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. In addition, the products or processes we develop may infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—We may be unable to adequately protect our intellectual property."

        We also rely upon trade secrets and proprietary know-how for certain non-patented aspects of our technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. These agreements, herein, may not provide adequate protection. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—We may be unable to adequately protect our intellectual property."

        We have granted Bausch & Lomb a royalty-free, worldwide, exclusive license to our manufacturing and product inventions which relate to the AMVISC® products, effective upon the earlier of (1) the termination date of the B&L Agreement or (2) the loss of exclusivity there under.

Government Regulation

        Our research, development, manufacture, and marketing of products are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., medical devices are subject to extensive and rigorous regulation by the Food and Drug Administration (FDA) and by other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act (FDC Act) governs the testing, safety, effectiveness, clearance, approval, manufacture, labeling, packaging, distribution, storage, record keeping, reporting, marketing, advertising, and promotion of our products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval of products, withdrawal of clearances and approvals, and criminal prosecution.

        Medical products regulated by the FDA are generally classified as drugs, biologics, and/or medical devices. AMVISC® is approved as a Class III device in the U.S. for ophthalmic surgical procedures in intraocular use in humans. HYVISC® is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. In the past, most HA products for human use have been regulated as medical devices. We believe that the ORTHOVISC® and INCERT® products will have to meet the regulatory requirements of Class III devices, including premarket approval (PMA).

        Unless a new device is exempted from premarket notification, its manufacturer must obtain marketing clearance through a premarket notification or approval through a PMA before the device can be introduced into the market. Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources. This regulatory framework may change or additional regulation may arise at any stage of our product development process and may affect approval of, or delay an application related to, a product, or require additional expenditures by us. There is no assurance that FDA review of marketing applications will result in product approval on a timely basis, or at all.

        In the U.S., medical devices intended for human use are classified into three categories (Class I, II or III), on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness. Class I devices are subject to general controls, for example, labeling and adherence to the FDA's Good Manufacturing Practices/Quality System Regulation (GMP/QSR). Most Class I devices are exempt from premarket notification. Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, and patient registries). Most class II devices are subject to premarket notification and may be subject to clinical testing for purposes of premarket notification and clearance for marketing. Class III is the most stringent regulatory category for medical devices. Most Class III devices require PMA approval from the FDA.

        FDA will clear a device under premarket notification (510(k)) if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not yet called for a PMA. Commercial distribution of a device for which a 510(k) notification is required can begin only after FDA issues an order that the device is substantially equivalent to a device that is legally marketed and not subject to a PMA requirement. FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a PMA typically will be required to market the device. None of our products have been cleared for marketing via premarket notification. HA-based products have in the past required, and will likely continue to require, the approval of a PMA from the FDA prior to commercial sale.

        The PMA approval process is lengthy, expensive, and typically requires, among other things, valid scientific evidence which typically includes extensive data such as pre-clinical and clinical trial data to demonstrate a reasonable assurance of safety and effectiveness.

        Human clinical trials for significant risk devices must be conducted under an Investigational Device Exemption (IDE), which must be submitted to FDA and be allowed to become effective before the trials may commence. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. In addition, an IDE approval process could result in significant delay. Even if FDA allows an IDE for a clinical investigation to become effective, clinical trials may be suspended at any time for a number of reasons, including, among other things, failure to comply with applicable requirements, or if there is reason to believe that the risks to clinical subjects are not outweighed by the anticipated benefits to clinical subjects and the importance of the knowledge to be gained, or informed consent is inadequate, or the investigation is scientifically unsound, or there is reason to believe that the device, as used, is ineffective. A trial may be terminated if an unanticipated adverse device effect presents an unreasonable risk to subjects. If clinical studies are suspended or terminated, we may be unable to continue the development of the investigational products affected.

        Upon completion of required clinical trials, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including, among other things, the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA will also conduct an on-site inspection to determine whether an applicant conforms with FDA's current GMP/QSR. FDA review of the PMA may not result in timely or any PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

        Product changes after approval as well as the use of a different facility for manufacturing where such change affects safety and effectiveness, could necessitate additional FDA review and approval. Post approval changes in labeling, packaging or promotional materials may also necessitate further FDA review and approval.

        Legally marketed products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records and documentation, reporting of adverse events, and labeling and promotion. The FDC Act requires device manufacturers to comply with GMP/QSR. FDA enforces these through periodic inspections of device manufacturing facilities. In complying with standards set forth in the GMP/QSR regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Other federal, state, and local agencies may inspect manufacturing establishments as well.

        A set of regulations known as the Medical Device Reporting regulations obligates manufacturers to inform FDA whenever information reasonably suggests that one of their devices may have caused or contributed to a death or serious injury, or when one of their devices malfunctions and if the malfunction were to recur, the device or a similar device would be likely to cause or contribute to a death or serious injury.

        In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other existing and future federal, state and local laws and regulations as well as those of foreign governments. Federal, state and foreign regulations regarding the manufacture and sale of medical products are subject to change. We cannot predict what impact, if any, such changes might have on our business.

        The process of obtaining approvals from the FDA and foreign regulatory authorities can be costly, time consuming, and subject to unanticipated delays. Approvals of our products, processes or facilities may not be granted on a timely basis or at all, and we may not obtain the financing needed to develop certain of such products. Any failure or delay in obtaining such approvals could adversely affect our ability to market our products in the U.S. and in other countries.

Foreign Regulation

        In addition to regulations enforced by the FDA, we and our products are subject to certain foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. ORTHOVISC® is approved for sale and is marketed in Canada, Europe, Turkey, and Israel. In Europe, ORTHOVISC® is sold under Communauté Européenne (CE mark) authorization, a certification required under European Union (EU) medical device regulations. The CE mark allows ORTHOVISC® to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. In October 1996, we received an EC Design Examination and an EC Quality System Certificate from a European Notified Body, which entitled us to affix a CE marking for ORTHOVISC® as a viscoelastic supplement or a replacement for synovial fluid in human joints. We may not be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

Competition

        We compete with many companies, including, among others, large pharmaceutical firms and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations, which may be involved in research, development and commercialization of products. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

        General competition in our industry is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, product pricing and patent protection. Some of the principal factors that may affect our ability to compete in our HA development and commercialization market include:

  •
  the quality and breadth of our technology and technological advances;

  •
  our ability to complete successful clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors;

  •
  our ability to recruit and retain skilled employees; and

  •
  the availability of substantial capital resources to fund discovery, development and commercialization activities.

        We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. There exists major competing products for the use of HA in ophthalmic surgery including Healon, manufactured by Pharmacia, and Provisc and Viscoat, distributed by Alcon. In addition, certain HA products for the treatment of osteoarthritis in the knee have received FDA approval and are being marketed in the U.S. and in select markets in Canada, Europe and other countries. There is a risk that we will be unable to compete effectively against our current or future competitors.

Research and Development

        Our research and development efforts consist primarily of the development of new medical applications for our HA-based technology and the management of clinical trials for certain product candidates and the preparation and processing of applications for regulatory approvals at all relevant stages of development. Our development of new products is accomplished primarily through in-house research and development personnel and resources as well as through collaboration with other companies and scientific researchers. For the years ended December 31, 2002, 2001, and 2000, research and development expenses were $3.9 million, $4.3 million, and $3.3 million, respectively. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future. As of December 31, 2002, we had four employees engaged primarily in research and development and four employees engaged in engineering and regulatory matters.

        There is a risk that our efforts will not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We may not be able to obtain regulatory approval for any new applications we develop. Furthermore, even if all regulatory approvals are obtained, there can be no assurances that we will achieve meaningful sales of such products or applications.

Employees

        As of December 31, 2002, we had approximately 60 full-time employees. We consider our relations with our employees to be good. None of our employees are represented by labor unions.

Environmental Laws

        We believe that we are in compliance with all federal, state and local environmental regulations with respect to our manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on the our operations. Our leased manufacturing facility is located within the Wells G&H Superfund site in Woburn, MA. We have not been named and are not a party to any such legal proceedings regarding the Wells G&H Superfund site.

Product Liability

        The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and we cannot assure you that substantial product liability claims will not be asserted against us. Although we have not received any material product liability claims to date and have coverage under our insurance policy of $5,000,000 per occurrence and $5,000,000 in the aggregate, we cannot assure you that if material claims arise in the future, our insurance will be adequate to cover all situations. Moreover, we cannot assure you that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on our business, financial condition, and results of operation.

Recent Developments

        In May 2000, the Securities and Exchange Commission (SEC) issued a formal order of investigation in connection with certain revenue recognition matters. On January 13, 2003 we announced that we had entered into a settlement with the SEC concluding and resolving this investigation, which pertained to the company's historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, Inc. To conclude this matter, we consented to the entry of an order to comply with sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The settlement did not impose any monetary sanctions against us, and it is not expected to affect our results of operations or financial condition. We neither admitted nor denied the findings in the SEC's administrative cease and desist order resolving the matter.

        On January 28, 2003, we announced a restatement of our previously-reported results for the three- and nine-month periods ended September 30, 2002. The restatement involves revenue recognized for the sale in the third quarter of 2002 of certain units of our HYVISC®. A new "clean room" at our facility that does not have a required regulatory approval for the manufacture of HYVISC® from the Food and Drug Administration (FDA) was used in the production of these units. Because the product was shipped in the absence of this regulatory approval, we have determined, and our independent accountants have concurred, that revenue from that sale should not have been recognized. As a result of the restatement, the revenue for the three and nine months ended September 30, 2002 was reduced by $326,480 and the net loss for those periods increased by $169,770, or $0.02 per share. As a result of the restatement, our total HYVISC® inventory at September 30, 2002, was $173,326, which included $156,710 in HYVISC® inventory from the restated transaction, and $16,616 in HYVISC® inventory produced in the new clean room which was previously included in our pre-restatement inventory. Included in our inventory at December 31, 2002 is $292,734 in HYVISC® inventory produced in the new clean room which includes the $156,710 in HYVISC® inventory from the restatement.

        On March 25, 2003, we announced the appointment of Roger Stikeleather as Vice President of Sales and Marketing.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Woburn, Massachusetts, where we lease approximately 10,000 square feet of administrative and research and development space. Our lease on this facility terminates in October 2003. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for our manufacturing facility and warehouse. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. The lease for this facility terminates in February 2004. In June 2002 we terminated a lease for approximately 9,000 square feet of additional warehouse space. For the year ended December 31, 2002, we had aggregate lease costs of approximately $657,000.

ITEM 3.    LEGAL PROCEEDINGS

        Securities and Exchange Commission Investigation.    In May 2000, the Securities and Exchange Commission (SEC) issued a formal order of investigation in connection with certain revenue recognition matters. On January 13, 2003 we announced that we had entered into a settlement with the SEC concluding and resolving this investigation, which pertained to the company's historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, Inc. To conclude this matter, we consented to the entry of an order to comply with sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The settlement did not impose any monetary sanctions against us, and it is not expected to affect our results of operations or financial condition. We neither admitted nor denied the findings in the SEC's administrative cease and desist order resolving the matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

        Our common stock has traded on the Nasdaq National Market since November 25, 1997, under the symbol "ANIK." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock on the Nasdaq National Market. These prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	Bid Range
Year Ended December 31, 2002
	High	Low
First Quarter	$1.54	$0.99
Second Quarter	1.42	1.01
Third Quarter	1.30	0.83
Fourth Quarter	1.35	0.88
	Bid Range
Year Ended December 31, 2001
	High	Low
First Quarter	$1.81	$0.75
Second Quarter	1.69	0.98
Third Quarter	1.73	0.88
Fourth Quarter	1.15	0.84

        At December 31, 2002, the closing price per share of our common stock was $0.99 as reported on the Nasdaq National Market and there were approximately 308 holders of record.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance

Sheet Data at December 31, 2002 and 2001 and the Statement of Operations Data for each of the three years ended December 31, 2002 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2000, 1999 and 1998 and the Statement of Operations Data for each of the two years ended December 31, 1999 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

        The Consolidated Financial Statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP (Andersen) who has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 is included elsewhere in this Annual Report. Such report has not been reissued by Andersen.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000	1999	1998
Product revenue	$13,129	$11,299	$12,935	$13,426	$11,430
Licensing revenue	58	13	3,400	400	1,500

Total revenue	13,187	11,312	16,335	13,826	12,930
Cost of product revenue	8,109	8,229	9,871	6,664	5,790

Gross profit	5,078	3,083	6,464	7,162	7,140
Total operating expenses	8,353	10,494	7,448	7,184	4,687
(Loss) income before cumulative effect of change in accounting principle	(3,040)	(6,758)	174	1,248	3,633
Cumulative effect of change in accounting principle	—	—	—	(3,625)	—

Net (loss) income	$(3,040)	$(6,758)	$174	$(2,377)	$3,633

Diluted (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$(0.31)	$(0.68)	$0.02	$0.12	$0.33
Cumulative effect of change in accounting principle	—	—	—	(0.35)	—

Net (loss) income	$(0.31)	$(0.68)	$0.02	$(0.23)	$0.33

Diluted common shares outstanding	9,934	9,934	10,042	10,221	11,006

Balance Sheet Data
(In thousands)

	December 31,
	2002	2001	2000	1999	1998
Cash and cash equivalents	$11,002	$9,065	$8,266	$6,441	$10,713
Marketable securities	2,500	3,994	10,040	13,743	12,008
Working capital	14,921	16,756	23,083	18,973	26,361
Total assets	20,086	22,916	28,979	32,511	32,617
Accumulated deficit	(14,397)	(11,357)	(4,599)	(4,773)	(2,277)
Treasury stock	(280)	(280)	(280)	(960)	(1,890)
Stockholders' equity	17,064	20,104	26,712	25,712	29,179

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following section of this Annual Report on Form 10-K titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements that are not statements of historical fact and are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievement to differ materially from anticipated results, performance, or achievement, expressed or implied in such forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties at the beginning of this Annual Report on Form 10-K and under the heading "Business" and "Risk Factors and Certain Factors Affecting Future Operating Results." The following discussion should also be read in conjunction with the Consolidated Financial Statements of Anika Therapeutics, Inc. and the Notes thereto appearing elsewhere in this report.

Overview

        Anika develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC® is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC® is currently limited to investigational use.

        We commenced a Phase III clinical trial of ORTHOVISC® in the U.S. and Canada in February 2001. We completed patient enrollment in May 2002 and, in accordance with trial protocol, took six months to complete the follow-up on the final patients. All of the patients completed the study in 2002. We expect to compile the data and prepare a submission to the FDA during the first half of 2003 in order to obtain U.S. market approval. The results of this Phase III clinical study may not be adequate to demonstrate the effectiveness of ORTHOVISC® in order to obtain FDA approval or enable ORTHOVISC® to receive FDA approval in a timely manner, if at all.

        We manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb, which are HA products used as viscoelastic supplements in ophthalmic surgery. We also manufacture CoEase™ for Advanced Medical Optics, STAARVISC®II, for STAAR Surgical Company, and ShellGel™ for Cytosol Ophthalmics, each of which is an injectable ophthalmic viscoelastic product. We receive a substantial portion of our revenue from the sale of AMVISC® and AMVISC® Plus to Bausch & Lomb. For the years ended December 31, 2002, 2001, and 2000, sales to Bausch & Lomb accounted for 59%, 65%, and 54% of product revenue, respectively. In July 2000, we entered into the B&L Agreement. Under the terms of the B&L Agreement, effective January 1, 2001, we became Bausch & Lomb's exclusive provider of AMVISC® and AMVISC® Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The B&L Agreement expires December 31, 2007 and supercedes the prior supply agreement with Bausch & Lomb that was set to expire December 31, 2001. The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The B&L Agreement lifted certain contractual restrictions on our sales of certain ophthalmic products to other companies contained in the prior supply agreement, subject to our payment of royalties to Bausch & Lomb for these sales. In exchange, we agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by Bausch & Lomb.

Restatement of Results

        On January 28, 2003, we announced a restatement of our previously-reported results for the three- and nine-month periods ended September 30, 2002. The restatement involves revenue recognized for the sale in the third quarter of 2002 of certain units of HYVISC®. A new "clean room" at our facility that does not have a required regulatory approval for the manufacture of HYVISC® from the Food and Drug Administration (FDA) was used in the production of these units. Because the product was shipped in the absence of this regulatory approval, we have determined, and our independent accountants have concurred, that revenue from that sale should not have been recognized. As a result of the restatement, the revenue for the three and nine months ended September 30, 2002 was reduced by $326,480 and the net loss for those periods increased by $169,770, or $0.02 per share. As a result of the restatement, our total HYVISC® inventory at September 30, 2002, was $173,326, which included $156,710 in HYVISC® inventory from the restated transaction, and $16,616 in HYVISC® inventory produced in the new clean room which was previously included in our pre-restatement inventory. Included in our inventory at December 31, 2002 is $292,734 in HYVISC® inventory produced in the new clean room which includes the $156,710 in HYVISC® inventory from the restatement.

        We have obtained all required regulatory approvals for the use of the new clean room in the manufacture of our products designed for human use: ORTHOVISC® (not approved for sale in the U.S.), AMVISC®, AMVISC® Plus, STAARVISC™-II, Shellgel™, and CoEase™.

        Until the required regulatory approval of the new clean room for use in the production of HYVISC® is received from the FDA, we are using the clean room previously used in the production of HYVISC®, which has the required regulatory approval. We have initiated discussions with the FDA regarding the shipment of HYVISC® described above. The FDA may not respond to our efforts cooperatively or may bring regulatory or other actions or proceedings against us. Additionally, in the past, some companies (including Anika) that have restated their financial information have been subject to inquiry or investigation by the Securities and Exchange Commission (SEC) and to private securities litigation. Any inquiry, investigation, action or proceeding by a governmental agency or any private securities litigation could have a material adverse effect on our business, financial condition or results of operations. There is a risk that any such inquiry, investigation, action, proceeding or litigation could result in substantial costs and divert management's attention and resources from our business.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Statement of Operations Detail

	Year Ended December 31,
	2002	2001
Product revenue	$13,128,892	$11,298,954
Licensing revenue	58,011	13,000

Total revenue	13,186,903	11,311,954
Cost of product revenue	8,108,695	8,228,751

Gross profit	5,078,208	3,083,203
Operating Expenses:
Research and development	3,927,730	4,280,520
Selling, general and administrative	4,424,964	5,262,708
Litigation settlement costs	—	950,716

Total operating expenses	8,352,694	10,493,944

Loss from operations	(3,274,486)	(7,410,741)
Interest income, net	239,519	662,192

(Loss) income before provision for income taxes	(3,034,967)	(6,748,549)
Provision for Income taxes	4,997	9,084

Net (loss) income	$(3,039,964)	$(6,757,633)

        Product revenue.    Product revenue for the year ended December 31, 2002 was $13,128,892, an increase of $1,829,938, or 16%, compared with $11,298,954 recorded in the prior year.

	Year Ended December 31,
	2002	2001
Ophthalmic Products	$9,907,226	$7,603,507
ORTHOVISC®	2,306,606	3,159,487
HYVISC®	915,060	535,960

	$13,128,892	$11,298,954

        The increase was primarily attributable to an increase in ophthalmic products sales and sales of HYVISC® and was partially offset by lower ORTHOVISC® sales. Ophthalmic product sales increased $2,303,719, or 30%, compared with 2001 as a result of higher unit sales volume from existing customers, including a full year from customers added during 2001, and a new customer added in the second quarter of 2002, partially offset by lower unit prices under the B&L Agreement. Under the terms of the B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2002 and 2001, were subject to possible retroactive price adjustments when the actual annual unit volume became known. In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue. In the fourth quarter of 2002 and 2001, product revenue included the recognition of $839,333 and $401,475, respectively, of revenue related to sales of AMVISC® to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years. During the fourth quarter of each year the actual annual unit volume became fixed or determinable. Our sales of HYVISC® increased by $379,100, or 71%, for 2002 as compared with 2001.

Sales of HYVISC® were made to a single customer under an exclusive agreement which we renewed in May 2002 for a term of four years. Our sales of ORTHOVISC® decreased $852,881, or 27%, in 2002 as compared with 2001 primarily due to erosion in our market share in Turkey and pricing pressures in Spain and Portugal as well as decreased sales in other parts of Europe. We expect to continue to experience volatility in our international sales of ORTHOVISC® including ongoing competitive factors as well as economic issues, and potential regional conflict and political uncertainties.

        Licensing revenue.    Licensing revenue for the year ended December 31, 2002 increased $45,011, or 346%, to $58,011 for the year ended December 31, 2002 from $13,000 in the prior year. Licensing revenue includes up-front and maintenance payments on certain supply agreements with purchasers of our ophthalmic products. The increase relates to a full year impact from new distribution agreements effective in 2001, combined with a new distribution agreement effective in 2002. We expect licensing revenue in 2003 to be consistent with results for 2002.

        Gross profit.    Gross profit for the year ended December 31, 2002 was $5,078,208, or 39% of revenue, compared with $3,083,203, or 27% of revenue, for the year ended December 31, 2001. Gross profit for 2002, as compared with same period last year, benefited from improved manufacturing cost performance as a result of cost cutting initiatives we implemented during the latter half of 2001, which continued into 2002, combined with increased sales volumes and our efforts over the past year to reduce work-in-process inventories. Work-in-process inventory was reduced from $1,971,067 at December 31, 2001 to $1,354,021 at December 31, 2002. We had suspended certain manufacturing efforts in 2000 through late in 2001 in an effort to reduce work-in-process inventory levels of HA as a result of learning of unfavorable results from a clinical trial of ORTHOVISC® which we announced on May 31, 2000. As a result of the suspended manufacturing activities, work-in-process inventory was reduced from $3,169,358 at December 31, 2000 to $1,971,067 at December 31, 2001. During periods of reduced manufacturing activity, certain fixed costs of manufacturing were not fully absorbed into the cost of product manufactured and sold. Rather, such costs were charged to expense and amounted to approximately $2.0 million during the full year of 2001. Benefits resulting from manufacturing efficiencies were partially offset by lower prices for our sales of ophthalmic products under the B&L Agreement effective April 1, 2001 and lower prices of ORTHOVISC® reflecting competitive market conditions.

        Research and development.    Research and development expenses for the year ended December 31, 2002 decreased by $352,790, or 8%, to $3,927,730 from $4,280,520 for the prior year. Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The decrease in research and development expenses during 2002 is primarily attributable to a decrease in personnel-related costs of $652,953 due to lower headcount partially offset by increased costs of $348,341 associated with the Phase III clinical trial for ORTHOVISC®. We expect that research and development expenses for 2003 will decrease compared to 2002 primarily due to a decrease in costs associated with the clinical trials for ORTHOVISC® which we expect will conclude in the first half of 2003, partially offset by an increase in research and development efforts associated with new medical applications for our HA-based technology.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2002 decreased by $837,744 or 16%, to $4,424,964 from $5,262,708 in the prior year. The decrease in selling, general and administrative expenses during 2002 is primarily due a decrease in professional service fees of $551,805 combined with the impact of separation costs of $545,000 related to management changes which were included in the results for 2001. These decreases were partially offset by increases in personnel-related costs of $178,394 and royalty expenses of $92,688. We expect sales and marketing expenses to increase in 2003 compared to 2002 related to expanded marketing efforts for ORTHOVISC®. We expect general and administrative expenses to decrease in 2003 compared to 2002 as a result of lower professional service fees. As a result, we expect our aggregate selling, general and administrative expenses to remain approximately the same in 2003 compared to 2002.

        Litigation settlement costs.    Litigation settlement costs for the year ended December 31, 2002 was $0. Litigation settlement costs for the year ended December 31, 2001 included a charge of $850,000, which is the portion of the $1.25 million settlement amount we contributed and $100,716 in professional fees related to the putative class action suit. (See Note 18 of the financial statements included in Item 8 herein.)

        Interest income, net.    Interest income, net, decreased $442,673, or 64%, to $239,519 for the year ended December 31, 2002, from $662,192 in the prior year. The decrease is attributable to lower average cash and investment balances and lower interest rates during 2002. Interest income in 2003 is also expected to be adversely affected by lower market interest rates as well as lower average cash and investment balances.

        Income taxes.    Income tax expense was $4,997 for the year ended December 31, 2002 compared to $9,084 for the year ended December 31, 2001. The tax provisions primarily represent state income taxes paid on investment income. For federal income tax purposes, we have had net operating losses available to offset otherwise taxable income. As of December 31, 2002, we have federal and state net operating loss carryforwards of $12,943,000 and $10,669,000, respectively, which may be available to offset future taxable income, if any. As provided in Section 382 of the Internal Revenue Code (IRC) the amount of net operating loss and credit carryforwards that we may utilize in any one year may be restricted in the event of certain changes in ownership.

Year ended December 31, 2001 compared to year ended December 31, 2000

Statement of Operations Detail

	Year Ended December 31,
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

        In November 1997, we entered into a marketing and distribution agreement with Zimmer that was subsequently amended in June 1998 and June 1999 (the Zimmer Distribution Agreement.) The Zimmer Distribution Agreement provided Zimmer with exclusive marketing and distribution rights to ORTHOVISC® in the United States, Canada, Latin America, Asia and most of Europe. On November 10, 2000 we entered into an agreement with Zimmer to terminate the Zimmer Distribution Agreement. As a result of the termination of the Zimmer Distribution Agreement, Anika recognized an aggregate of $4,249,000 of revenue in the fourth quarter of 2000, comprised of $1,324,000 of product revenue and $2,925,000 of licensing revenue for amounts previously received from Zimmer, and a one-time payment received under the termination agreement. The termination agreement eliminated all obligations under the Zimmer Distribution Agreement with respect to milestone payments, minimum purchases, and unit pricing adjustments based on market prices, and provided for the disposal by January 31, 2001 of all units of ORTHOVISC® previously purchased by Zimmer, including units held in Anika's refrigerators at Zimmer's request.

        Product revenue.    Product revenue for the year ended December 31, 2001 was $11,298,954, a decrease of $1,636,268, or 13%, compared with $12,935,222 recorded in the prior year.

	Year Ended December 31,
	2001	2000
Ophthalmic Products	$7,603,507	$6,998,727
ORTHOVISC®	3,159,487	5,478,455
HYVISC®	535,960	458,040

	$11,298,954	$12,935,222

        The decrease was primarily attributable to lower ORTHOVISC® sales due to the termination of the Zimmer Distribution Agreement, as well as reduced selling prices to another customer. In connection with the termination of the Zimmer Distribution Agreement referred to above, product revenue for the year ended December 31, 2000 included recognition of revenue of $1,149,000, which had previously been deferred. We have experienced volatility in our international sales of ORTHOVISC, particularly with respect to sales for the Turkish market. Ongoing economic issues in Turkey, and perhaps regional conflict and political uncertainties, may contribute to sales volatility. A reduced selling price was negotiated to meet competitive market conditions in certain international markets and is not expected to result in increased volume sufficient to offset the price reduction in future periods. AMVISC® product sales increased $366,424, or 5%, compared with 2000 as a result of higher unit volumes that partially offset lower unit prices under the B&L Agreement, effective April 1, 2000. Under the terms of the agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2001 were subject to possible retroactive price adjustments when the actual annual unit volume for 2001 became known. In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue. In the fourth quarter of 2001, product revenue included the recognition of $401,475 of revenue related to sales of AMVISC® to Bausch & Lomb, which had been previously deferred during the first three quarters of the year until the actual annual unit volume for 2001 became fixed or determinable. Our sales of HYVISC® also increased by $77,920, or 17%, during 2001 as compared with 2000.

        Licensing revenue.    Licensing revenue was $13,000 for the year ended December 31, 2001 related to up-front payments on two new five year supply agreements with purchasers of our ophthalmic products. Licensing revenue of $3,400,000 for the year ended December 31, 2000 includes: (i) $100,000 per quarter amortization of milestone payments received in 1997 and 1998 under the Zimmer Distribution Agreement; (ii) recognition of revenue, previously deferred, in the $2,925,000 in the fourth quarter of 2000 as a result of the termination of the Zimmer Distribution Agreement; and (iii) a one-time payment in connection of the Zimmer Distribution Agreement.

        Gross profit.    Gross profit for the year ended December 31, 2001 was $3,083,203, or 27% of revenue, compared with $6,464,663, or 40% of revenue, for the year ended December 31, 2000. After learning of unfavorable results from a clinical trial of ORTHOVISC® announced on May 31, 2000, we had suspended certain manufacturing activities in an effort to reduce work-in-process inventory of HA. As a result of the suspended manufacturing activities, work-in-process inventory was reduced from $4.3 million at June 30, 2000 to $2.0 million at December 31, 2001. Late in the fourth quarter of 2001 we resumed the previously suspended manufacturing activities. During periods of reduced manufacturing activity, certain fixed costs of manufacturing were not fully absorbed into the cost of product manufactured and sold. Rather, such costs were charged to expense and amounted to approximately $2.1 million during the second half of 2000 and approximately $2.0 million during the full year of 2001. Gross profit also reflects lower prices for our sales of ophthalmic products under the new B& Agreement that was effective April 1, 2001 and lower prices to a foreign distributor of ORTHOVISC® in 2001, reflecting competitive market conditions.

        Research and development.    Research and development expenses for the year ended December 31, 2001 increased by $1,020,536, or 31%, to $4,280,520 from $3,259,984 recorded in the prior year. The increase in research and development during 2001 was primarily attributable to clinical trial costs for the ORTHOVISC® Phase III trial, which commenced in the first quarter of 2001.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2001 increased by $1,074,664, or 26%, to $5,262,708 from $4,188,044 in the prior year. This decrease is primarily attributable to several items. First, separation costs related to management changes implemented in June 2001 amounted to $545,000, including forgiveness of loans to former officers totaling $129,000. Second, accrued lease costs related to certain warehouse space was approximately $100,000. Third, selling and marketing expenses related to ORTHOVISC® amounted to approximately $290,000. No such costs were incurred in 2000. Fourth, professional fees and public reporting costs were approximately $130,000 higher in 2001.

        Litigation settlement costs.    Litigation settlement costs for the year ended December 31, 2001 included a charge of $850,000, which is the portion of the $1.25 million settlement amount we contributed, and $100,716 in professional fees related to the putative class action suit. The settlement received final court approval on October 22, 2001 (See Note 18 of the financial statements included in Item 8 herein.)

        Interest income, net.    Interest income, net, decreased by $510,667, or 44%, to $662,192 for the year ended December 31, 2001 from $1,172,859 in the prior year. The decrease is attributable to reduced average cash balances and lower interest rates during 2001.

        Income taxes.    Income tax expense was $9,084 for the year ended December 31, 2001 and $15,940 for the year ended December 31, 2000. The tax provisions primarily represent state income taxes paid on investment income. For federal income tax purposes, we have had net operating losses available to offset otherwise taxable income. As of December 31, 2001, we have federal and state net operating loss carryforwards of $10,208,949 and $5,389,235, respectively, which may be available to offset future taxable income, if any. As provided in Section 382 of the IRC the amount of net operating loss and credit carryforwards that we may utilize in any one year may be restricted in the event of certain changes in ownership.

Liquidity and Capital Resources

        We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand. Historically we have funded our cash requirements from available cash and investments on hand. At December 31, 2002, cash, cash equivalents and marketable securities totaled $13.5 million compared to cash, cash equivalents and marketable securities of $13.1 million at December 31, 2001 and $18.3 million at December 31, 2000.

        Cash provided by operating activities was $332,032 for the year ended December 31, 2002 compared with cash used in operating activities of $4,314,379 and $1,883,405 for the years ended December 31, 2001 and 2000, respectively. Cash provided by operating activities in 2002 resulted primarily from a reduction in accounts receivable of $1,032,693, a reduction in inventories of $802,915, and a customer deposit of $326,480 offset in part by our net loss of $3,039,964 reduced by non-cash expenses including $1,095,217 for depreciation and amortization. The reduction in accounts receivable was due to a reduction in our days sales outstanding (DSO) to 33 days for 2002 from 72 days for 2001 primarily due to increased collection efforts. The decrease in inventories primarily reflected lower work-in-process and raw materials inventories which reflects our ongoing efforts to reduce our inventory levels and increase inventory turn. The customer deposit of $326,480 relates to the payment from a customer for a sale in the third quarter of 2002 of certain units of HYVISC®. We determined that revenue from that sale should not have been recognized and as of December 31, 2002 recorded the payment related to the sale as a customer deposit to be applied against subsequent shipments to the customer. See the section captioned "Restatement of Results" discussed above.

        Cash provided by investing activities was $1,604,587, $5,113,420, and $3,168,704 for 2002, 2001 and 2000, respectively. Net cash flows from investing activities for 2002 includes proceeds from the maturity of marketable securities of $1,494,401 and repayment of notes receivable from officers of $194,000 offset by capital expenditures of $88,914.

Contractual Obligations and Other Commercial Commitments

        We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases as disclosed in the table below. We have no material commitments for purchases of inventories or property and equipment. We expect to incur additional investments in our operations through increased inventory levels and balances in accounts receivable for 2003 compared to 2002 in addition to capital expenditures in 2003 for small equipment, computers and software, and furniture and fixtures associated with normal operations. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

  •
  the development of strategic alliances for the marketing of certain of our products; and

  •
  the cost of maintaining adequate inventory levels to meet current and future product demands.

        We cannot assure you that we will record profits in future periods. However, we believe that our cash and investments on hand will be sufficient to meet our cash flows requirements through at least the end of

2003. See the section captioned "Risk Factors and Certain Other Factors Affecting Future Operating Results—History of Losses; Uncertainty of Future Profitability."

        The terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants, which could limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing may not be made available to us or may not be available on acceptable terms should such a need arise.

        The table below summarizes our contractual obligations of non-cancelable operating leases at December 31, 2002:

Amount
2003	$667,841
2004	99,235
2005	2,640
2004	220

Total	$769,936

Summary of Critical Accounting Policies; Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2002.

        Revenue Recognition and Allowance for Doubtful Accounts.    Product revenue is recognized upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue is classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable we evaluate both the contractual terms and conditions of our distribution and supply agreements as well as our business practices. Under our agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known. In accordance with our revenue recognition policy, the amount of revenue subject to the contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. ORTHOVISC® has been sold through several distribution arrangements as well as outsource order-processing arrangements ("logistic agents"). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer. We recognize non-refundable upfront or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. If the financial condition of our customers was to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required which could affect future earnings.

        Reserve for Obsolete/Excess Inventory.    Inventories are stated at the lower of cost or market. We regularly review our inventories and record a provision for excess and obsolete inventory based on certain factors that may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, inventory cycle time, regulatory requirements and significant changes in our cost structure. If ultimate usage varies significantly from expected usage or other factors arise that are significantly different than those anticipated by management, additional inventory write-down or increases in obsolescence reserves may be required.

        We generally produce finished goods based upon specific orders or in anticipation of specific orders. As a result, we generally do not establish reserves against finished goods. Under certain circumstances we may purchase raw materials or manufacture work-in-process or finished goods inventory in anticipation of receiving regulatory approval for the use of the raw materials in our manufacturing process or sale of the finished goods inventory. At December 31, 2002 our inventory included $292,734 of HYVISC® inventory produced in the new clean room that did not have the required regulatory approval from the FDA for the manufacture of HYVISC® and certain raw material that requires regulatory approval in order to be used in our manufacturing process. We believe that no adjustment to the cost basis of these inventories is required based on current facts and circumstances. In making this determination, we considered various factors including the likelihood of receiving regulatory approval to sell the inventory, the timing of receiving such approval relative to the product's shelf life, the expected customer demand for the product and our historical and expected profit margin associated with the product. We cannot assure you, however, that (1) the FDA will grant regulatory approval to use the raw materials or sell the finished goods inventory, (2) if the FDA grants regulatory approval to sell the inventory, that it will do so in time for us to sell the inventory, given the inventory's shelf life; or (3) that our customer will ultimately purchase the inventory or purchase the inventory at a price in excess of our cost. We evaluate the value of inventory on a quarterly basis and may, based on future changes in facts and circumstances, determine that a write-down of inventory is required in future periods.

New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by us for the year ended December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. We adopted the disclosure requirements of this Statement as of December 31, 2002.

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

        In order to sell ORTHOVISC® in the U.S., we will have to meet regulatory requirements for a Class III device as determined by the FDA. Class III devices are those that generally must receive pre-market approval from the FDA (e.g. life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. In order for us to commercially distribute ORTHOVISC® in the U.S., we must obtain a PMA. The PMA process can be expensive, uncertain and lengthy. A number of devices for which PMAs have been sought have never been approved for marketing. The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete. We submitted a PMA application for ORTHOVISC® in December 1997. In October 1998, we were notified by the FDA that our PMA application for ORTHOVISC® was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC®. We submitted an IDE to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study. We received initial results from the Phase III clinical trial in late May 2000 that we determined did not show sufficient efficacy to support the filing of a PMA application. In February 2001, we commenced another Phase III clinical trial of ORTHOVISC®. We completed patient enrollment in May 2002, which included 373 patients in 24 centers in the U.S. and Canada and, in accordance with trial protocol, took six months to complete the follow-up on the final patients. All of the patients completed the study in 2002. We expect to compile the data and prepare a submission to the FDA during the first half of 2003 as a requirement for seeking U.S. market approval. There can be no assurance that:

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

        From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses. As of December 31, 2002, we had an accumulated deficit of approximately $14.4 million. The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements. Our ability to reach profitability is highly uncertain. To achieve profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

Substantial competition could materially affect our financial performance.

        We compete with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing or have developed HA products for similar applications, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products. For example, several of our competitors have already obtained FDA and foreign regulatory approvals for marketing HA products with applications similar to that of ORTHOVISC®. Thus, the successful commercialization of ORTHOVISC® will depend in part on our ability to effectively market ORTHOVISC® against more established products with a longer sales history. There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. We are currently experiencing volatility in our international sales of ORTHOVISC® including ongoing competitive factors as well as economic issues, and potential regional conflict and political uncertainties. As a result, we are uncertain of the extent of our future sales in these markets.

We are uncertain regarding the success of our clinical trials.

        Several of our products, including ORTHOVISC®, will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. In late May 2000, our initial analysis of the results of our second Phase III clinical trial of ORTHOVISC® did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval. Although we have received IDE approval from the FDA for both ORTHOVISC® and INCERT®-S, there can be no assurance that:

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

        We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future. The reduction in unit prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb. We expect revenue from Baush & Lomb in 2003 to be consistent with 2002. In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur. For the years ended December 31, 2002, 2001 and 2000, sales of AMVISC® products to Bausch & Lomb accounted for 59%, 65% and 54% of product revenues, respectively. Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

        The ORTHOVISC® distribution agreement with Zimmer provided Zimmer with exclusive marketing and distribution rights to ORTHOVISC® in the United States, Canada, Latin America, Asia and most of Europe. On November 10, 2000, we reached an agreement with Zimmer for an early termination of its marketing and distribution agreement for ORTHOVISC®. The termination may continue to have a material adverse effect on our ability to market ORTHOVISC®, which is likely to have a material adverse effect on our future operating results. We established interim relationships with third party logistics firms in order to continue to supply ORTHOVISC® in Canada and the European countries previously covered under the distribution agreement with Zimmer. In March 2002 we entered into a three-year distribution agreement in the U.K and in May 2002 we entered into a two-year distribution agreement in Canada, both of which are subject to earlier termination under certain circumstances. We are continuing to seek to establish long-term distribution relationships in those other regions, but can make no assurances that we will be successful in doing so. There can be no assurance that we will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that we will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

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

        Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management's attention away from our operations. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

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

        We had cash, cash equivalents and marketable securities of approximately $13.5 million as of December 31, 2002. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

  •
  the development of strategic alliances for the marketing of certain of our products; and

  •
  the cost of maintaining adequate inventory levels to meet current and future product demands.

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

        We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us. We experienced a number of management changes in the first half of 2001 and as of April 2, 2002, Dr. Sherwood, previously President and Chief Operating Officer was appointed our company's Chief Executive Officer. As of March 25, 2002, we appointed a new Senior Vice President of Sales and Marketing and as of July 8, 2002, we appointed a new Chief Financial Officer. As of October 25, 2002, the Senior Vice President of Sales and Marketing's employment with our company was terminated and on March 17, 2003, we appointed a new Vice President of Sales and Marketing. There can be no assurances that such management changes will not adversely affect our business. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

        During the years ended December 31, 2002 and 2001, approximately, 18% and 28%, respectively, of our product sales were sold to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. We sell our ORTHOVISC® product to a European sales and marketing company for supply of the Turkish market. The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC® are uncertain. Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

        We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us. For the year ended December 31, 2002, Bausch & Lomb accounted for 59% of product revenues and 67% of our accounts receivable balance and Pharmaren (an affiliate of Biomeks), our distributor in Turkey, accounted for 10% of product revenues and 0% of our accounts receivable balance. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. On March 11, 2002, Bausch & Lomb's senior debt and short-term debt ratings were downgraded. Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. Product revenue in the future may continue to be adversely impacted by economic uncertainties associated with the Turkish market.

        The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

        We, through our distributors, distribute ORTHOVISC® in territories such as Canada, U.K., Spain, Portugal, Turkey, and Israel. Due to the result of the unfavorable results of the U.S. ORTHOVISC® Phase III clinical trial announced on May 31, 2000, marketing efforts in these countries have been and may continue to be negatively affected. There can be no assurance that past ORTHOVISC® sales levels will be maintained or that sales will occur at all in these countries.

ITEM 7A.    DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, and DERIVATIVE COMMODITY INSTRUMENTS

        As of December 31, 2002, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations is specific to the extent that certain sales are effected through logistics agents in foreign currencies, and is expected to continue to be modest. The impact of currency exchange rate movements on sales through logistics agents was immaterial for the year ended December 31, 2002. Currently, we do not engage in foreign currency hedging activities.

ITEM 8.    FINANCIAL STATEMENTS.

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

The Board of Directors and Shareholders of

Anika Therapeutics, Inc.:

        In our opinion the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and subsidiaries at December 31, 2002, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Anika Therapeutics, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 12, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 7, 2003

Report of Independent accountants

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 12, 2002

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,001,596	$9,064,977
Marketable securities	2,500,000	3,994,401
Accounts receivable, net of reserves of $35,000 and $25,000 at December 31, 2002 and 2001, respectively	1,198,236	2,240,929
Inventories	2,924,067	3,726,982
Prepaid expenses and other receivables	319,898	540,476

Total current assets	17,943,797	19,567,765
Property and equipment, at cost	9,618,961	9,530,047
Less: accumulated depreciation	(7,678,392)	(6,583,175)

	1,940,569	2,946,872
Long-term deposits	143,060	148,160
Notes receivable from officers	59,000	253,000

Total Assets	$20,086,426	$22,915,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$845,482	$954,585
Accrued expenses	1,703,208	1,842,399
Customer deposit	326,480	—
Deferred revenue	147,408	15,001

Total current liabilities	3,022,578	2,811,985
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.01 par value: 30,000,000 shares authorized, 9,991,943 shares issued and 9,934,280 shares outstanding at December 31, 2002 and 2001	99,919	99,919
Additional paid-in-capital	31,640,234	31,640,234
Treasury stock, at cost, 57,663 shares at December 31, 2002 and 2001	(279,756)	(279,756)
Accumulated deficit	(14,396,549)	(11,356,585)

Total stockholders' equity	17,063,848	20,103,812

Total Liabilities and Stockholders' Equity	$20,086,426	$22,915,797

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2002	2001	2000
Product revenue	$13,128,892	$11,298,954	$12,935,222
Licensing revenue	58,011	13,000	3,400,000

Total revenue	13,186,903	11,311,954	16,335,222
Cost of product revenue	8,108,695	8,228,751	9,870,559

Gross profit	5,078,208	3,083,203	6,464,663
Operating expenses:
Research & development	3,927,730	4,280,520	3,259,984
Selling, general & administrative	4,424,964	5,262,708	4,188,044
Litigation settlement costs (Note 15)	—	950,716	—

Total operating expenses	8,352,694	10,493,944	7,448,028

Loss from operations	(3,274,486)	(7,410,741)	(983,365)
Interest income	239,519	662,192	1,172,859

(Loss) income before provision for income taxes	(3,034,967)	(6,748,549)	189,494
Provision for income taxes	4,997	9,084	15,940

Net (loss) income	$(3,039,964)	$(6,757,633)	$173,554

Basic net (loss) income per share:
Net (loss) income	$(0.31)	$(0.68)	$0.02

Basic weighted average common shares outstanding	9,934,280	9,934,280	9,895,725

Diluted net (loss) income per share:
Net (loss) income	$(0.31)	$(0.68)	$0.02

Diluted weighted average common shares outstanding and dilutive common share equivalents	9,934,280	9,934,280	10,041,855

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock				Treasury Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Deferred Compensation	Number of Shares	Cost	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 1999	9,991,943	$99,919	$31,959,316	$(615,001)	200,863	$(959,869)	$(4,772,506)	$25,711,859
Exercise of common stock options	—	—	(140,181)	—	(143,200)	680,113	—	539,932
Amortization of deferred compensation	—	—	—	286,977	—	—	—	286,977
Reversal of deferred compensation	—	—	(83,475)	83,475	—	—	—	—
Net income					—	—	173,554	173,554

Balance, December 31, 2000	9,991,943	99,919	31,735,660	(244,549)	57,663	(279,756)	(4,598,952)	26,712,322
Amortization of deferred compensation	—	—	—	149,123	—	—	—	149,123
Reversal of deferred compensation	—	—	(95,426)	95,426	—	—	—	—
Net loss	—	—		—	—		(6,757,633)	(6,757,633)

Balance, December 31, 2001	9,991,943	99,919	31,640,234	—	57,663	(279,756)	(11,356,585)	20,103,812
Net loss	—	—	—	—	—	—	(3,039,964)	(3,039,964)

Balance, December 31, 2002	9,991,943	$99,919	$31,640,234	$—	57,663	$(279,756)	$(14,396,549)	$17,063,848

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(3,039,964)	$(6,757,633)	$173,554
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,095,217	1,084,720	910,763
Amortization of deferred compensation	—	149,123	286,977
Forgiveness of note receivable from officer	—	129,000	—
Provision for doubtful accounts	10,000	—	63,000
Changes in operating assets and liabilities:
Accounts receivable	1,032,693	(548,472)	350,994
Inventories	802,915	1,010,663	756,056
Prepaid expenses	220,578	72,414	108,316
Accounts payable	(109,103)	84,083	241,423
Customer deposit	326,480	—	—
Accrued expenses	(139,191)	446,722	(156,983)
Deferred revenue	132,407	15,001	(4,617,505)

Net cash provided by (used in) operating activities	332,032	(4,314,379)	(1,883,405)

Cash flows from investing activities:
Proceeds of marketable securities	8,994,401	19,423,688	49,914,742
Purchase of marketable securities	(7,500,000)	(13,378,240)	(46,211,692)
Purchase of property and equipment	(88,914)	(908,468)	(505,346)
Notes receivable from officers	194,000	—	(29,000)
Long-term deposits	5,100	(23,560)	—

Net cash provided by investing activities	1,604,587	5,113,420	3,168,704

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	—	539,932

Net cash provided by financing activities	—	—	539,932

Increase in cash and cash equivalents	1,936,619	799,041	1,825,231
Cash and cash equivalents at beginning of year	9,064,977	8,265,936	6,440,705

Cash and cash equivalents at end of year	$11,001,596	$9,064,977	$8,265,936

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,190	$4,956	$—

The accompanying notes are an integral part of these consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. ORTHOVISC® is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel. In the U.S., ORTHOVISC® is currently limited to investigational use. The Company manufactures AMVISC® and AMVISC® Plus for Bausch & Lomb, which are HA products used as viscoelastic supplements in ophthalmic surgery. The Company also manufactures CoEase™ for Advanced Medical Optics, Inc., STAARVISC®II, for STAAR Surgical Company, and ShellGel™ for Cytosol Ophthalmics, Inc., each an injectable ophthalmic viscoelastic product.

        The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with FDA government regulations and approval requirements as well as the ability to grow the Company's business.

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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities, Inc. (a Massachusetts Securities Corporation) and Anika Therapeutics UK, Ltd. All intercompany balances and transactions have been eliminated in consolidation. There was no activity by the UK subsidiary during the years ended December 31, 2002 and 2001. As of March 2003 the UK subsidiary was dissolved.

Cash and Cash Equivalents

        Cash and cash equivalents consists of cash and highly liquid investments with original maturities of 90 days or less.

Marketable Securities

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Marketable securities consists of municipal bonds and commercial paper with initial maturities of twelve months or less from date of issuance. The Company has the positive intent and ability to hold these marketable securities to maturity and accordingly classifies these marketable securities as held-to-maturity. Marketable securities are carried at amortized cost.

Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities, accounts receivable, notes receivable from officers and accounts payable. The estimated fair value of the Company's financial instruments approximate their carrying values.

Revenue Recognition

        Product revenue is recognized upon confirmation of regulatory compliance and shipment to the customer as long as there is (i) persuasive evidence of an arrangement, (ii) delivery has occurred and risk of loss has passed, (iii) the sales price is fixed or determinable and (iv) collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices. Under our agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known. In accordance with the Company's revenue recognition policy, the amount of revenue subject to the contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. ORTHOVISC® has been sold through several distribution arrangements as well as outsource order-processing arrangements ("logistic agents"). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer. The Company recognizes non-refundable upfront or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.

Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation. Costs of major additions and betterments are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. On disposal, the related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and equipment	3-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

        The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2002 and 2001, long-lived assets consisted of property and equipment.

        During the years ended December 31, 2002, 2001, and 2000 the Company did not record losses on impairment.

Research and Development

        Research and development costs are expensed as incurred.

Income Taxes

        The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2002	2001	2000
Net (loss) income
As reported	$(3,039,964)	$(6,757,633)	$173,554
Add: Stock-based employee compensation expense included in reported net (loss) income	—	149,123	286,977
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(356,360)	(509,381)	(695,665)

Pro forma net (loss) income	$(3,396,324)	$(7,117,891)	$(235,134)

Basic net (loss) income per share
As reported	$(0.31)	$(0.68)	$0.02
Proforma	$(0.34)	$(0.72)	$(0.02)
Diluted net (loss) income per share
As reported	$(0.31)	$(0.68)	$0.02
Proforma	$(0.34)	$(0.72)	$(0.02)

Concentration of Credit Risk and Significant Customers

        SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet-Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet-risk, or concentrations of credit risk. The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company, by policy, limits the amount of credit exposure to any one financial institution, and routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances.

        The Company maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. If the financial condition of the Company's customers was to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required which could affect future earnings.

Reporting Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 2002, 2001, and 2000 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

Disclosures About Segments of an Enterprise and Related Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance. The Company's chief decision-making group consists of three individuals: the chief executive officer, the chief financial officer and the vice president, sales and marketing. Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements. Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on its financial condition or results of operations. The Company adopted the disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, for the year ended December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion

No. 25 and related interpretations. The Company adopted the disclosure requirements of this Statement as of December 31, 2002.

3. NET INCOME (LOSS) PER COMMON SHARE

        The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings (loss) per share. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share. Accordingly, outstanding options totaling 1,347,647, 1,439,722, and 1,102,214, at December 31, 2002, 2001, and 2000, respectively, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for those periods presented.

        The following illustrates a reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Net (loss) income	$(3,039,964)	$(6,757,633)	$173,554

Basic weighted average common shares outstanding	9,934,280	9,934,280	9,895,725
Dilutive effect of assumed exercised of stock options and warrants	—	—	146,130

Diluted weighted average common and potential common shares outstanding	9,934,280	9,934,280	10,041,855

4. MARKETABLE SECURITIES

        Marketable securities classified as hold-to-maturity consists of the following:

	December 31, 2002
	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
Municipal bond (due in one year or less)	$2,500,000	$2,350	$2,502,350

	December 31, 2001
	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
Commercial Paper (due in one year or less)	$3,994,401	$39,802	$4,034,203

        During 2002, marketable securities classified as held-to-maturity, with an amortized cost aggregating $8,994,401, including interest and realized gains of $115,089 matured.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        A summary of the allowance for doubtful account activity is as follows:

	December 31,
	2002	2001	2000
Balance, beginning of the year	$25,000	$124,000	$61,000
Amounts Provided	10,000	—	63,000
Amounts written off	—	(99,000)	—

Balance, end of the year	$35,000	$25,000	$124,000

6. INVENTORIES

        Inventories consists of the following:

	December 31,
	2002	2001
Raw Materials	$1,239,037	$1,542,511
Work-in-Process	1,354,021	1,971,067
Finished Goods	331,009	213,404

Total	$2,924,067	$3,726,982

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7. PROPERTY & EQUIPMENT

        Property and equipment is stated at cost and consists of the following:

	December 31,
	2002	2001
Machinery and equipment	$5,545,903	$5,463,470
Furniture and fixtures	698,595	696,379
Leasehold improvements	3,374,463	3,370,198

	9,618,961	9,530,047
Less accumulated depreciation	(7,678,392)	(6,583,175)

Total	$1,940,569	$2,946,872

8. NOTES RECEIVABLE FROM OFFICERS

        Notes receivable from officers of $59,000 at December 31, 2002, consists of a loan made to one officer. The note receivable from the officer accrues interest at 6.22%. At December 31, 2001, notes receivable from officers of $253,000 consists of loans made to one officer and two former officers. The notes receivable from the former officers were secured by mortgages on their primary residences. Interest accrued at annual rates between 6.00% to 6.22%. In connection with the departure of two former officers in June 2001, notes totaling $129,000 were forgiven and the Company recognized a charge to earnings. In addition, the maturity of a note in the amount of $75,000 to the Company's former chief executive officer, which was secured by a mortgage on his primary residence, was extended to the earlier of the sale of such residence or March 31, 2002. The note for $75,000 was repaid in June 2002. The maturity of a note to another former officer, which was secured by a mortgage on his primary residence, was due on August 12, 2004. The note for $119,000 was repaid early in October 2002.

9. ACCRUED EXPENSES

        Accrued expenses consists of the following:

	December 31,
	2002	2001
Payroll and benefits	$681,996	$705,821
Professional fees	111,800	75,845
Clinical trial	620,883	568,724
Other	288,529	492,009

Total	$1,703,208	$1,842,399

10. COMMITMENTS AND CONTINGENCIES

        The Company's corporate headquarters is located in Woburn, Massachusetts, where it leases approximately 10,000 square feet of administrative and research and development space. The lease on this facility terminates in October 2003. The Company also leases approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for its manufacturing facility and warehouse. The lease for this facility terminates in February 2004. In June 2002 the Company terminated early a lease for approximately 9,000 square feet of additional warehouse space. Net rental expense in connection with the leases, totaled $657,328, $647,348, and $489,000 for the years ended December 31, 2002, 2001, and 2000, respectively. During 2001, the Company abandoned the additional warehouse space and recorded a charge of $100,000 for the estimated loss it expected to incur over the remaining term of the lease.

        Future minimum lease payments under noncancelable operating leases at December 31, 2002 are as follows:

Amount
2003	$667,841
2004	99,235
2005	2,640
2004	220

Total	$769,936

        Guarantor Arrangements.    In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect consolidated financial statements of the Company. The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

        As permitted under Massachusetts law, the Company's Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company. No indemnification shall be provided, however, for any person with respect to any matter as to which such person shall have been adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interest of the Company. Such indemnification may include payment by the Company of expenses incurred in defending a civil or criminal action or proceeding in advance of the final disposition of such action or proceeding, including persons to be indemnified that are no longer officers or directors of the Company, upon receipt of an undertaking by the person indemnified to repay such payment if such person shall be adjudicated to be not entitled to indemnification. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain Directors' and

Officers' insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. As a result of the Company's insurance coverage, the Company believes the estimated fair value of these indemnification arrangements is minimal.

        The Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the product. The Company also warrants that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret or other proprietary information of any third party. The Company indemnifies its customers against any and all losses arising out of or in any way connected with any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company's historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no accrued warranties and has no history of claims.

11. STOCK OPTION PLAN

        The Company has reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the "Plan"). In addition, the Company also established the Directors' Stock Option Plan (the "Directors' Plan") and reserved 40,000 shares of the Company's common stock for issuance to the Board of Directors. On October 28, 1997, the Board of Directors granted to certain executive officers and employees of the Company options to acquire 269,000 shares of common stock at an exercise price of $7.625 per share, vesting over a four-year period. Such grants received stockholder approval upon the amendment to the Plan on June 3, 1998. When the amendment was approved by the shareholders, the Company recorded deferred compensation of $1,490,061, which represented the difference between the exercise price of the option and the fair market value of the common stock at the time of such approval. During 2001 and 2000, $149,123 and $286,977 were amortized to expense, respectively. At December 31, 2001, the deferred compensation had been completely amortized.

        Combined stock option activity for both Plans is summarized as follows:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	1,439,722	$3.37	1,721,122	$4.77	1,595,051	$4.99
Granted	472,400	1.11	489,800	1.12	682,776	4.49
Canceled	(563,200)	3.61	(771,200)	5.07	(413,505)	5.63
Expired	(1,275)	4.47	—	—	—	—
Exercised	—	—	—	—	(143,200)	3.46

Outstanding at end of period	1,347,647	$2.48	1,439,722	$3.37	1,721,122	$4.77

Options exercisable at end of period	785,947	$3.11	574,039	$4.41	781,605	$4.99
Weighted average fair value of options granted at fair value		$0.82		$1.96		$2.16

        Generally, options vest in equal, annual installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. There are 786,421 options available for future grant at December 31, 2002.

        The following table summarizes significant ranges of outstanding options under both Plans at December 31, 2002:

	Options Outstanding			Options Exercisable
Ranges of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90–$1.50	755,300	8.43	$1.11	287,950	$1.07
1.69–4.00	288,533	4.11	2.41	234,433	2.56
4.25–6.94	231,834	5.49	5.34	207,584	5.23
$7.63–$9.75	71,980	6.26	7.88	55,980	7.94

	1,347,647	6.89	$2.48	785,947	$3.11

        The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2002, 2001, and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

	December 31,
	2002	2001	2000
Risk-Free interest rate	5.14%	5.13%	6.18%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	4	4	4
Expected volatility	86.52%	71.40%	71.60%

12. SHAREHOLDER RIGHTS PLAN

        On April 6, 1998, the Board of Directors adopted a shareholder rights agreement (the "Rights Plan") which was subsequently amended as of November 5, 2002. In connection with the adoption of the Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record as of the close of business on April 23, 1998. Currently, these Rights are not exercisable and trade with the shares of the Company's Common Stock.

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

13. STOCK REPURCHASE PLAN

        In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of the Company's Common Stock, with the total number of shares repurchased not to exceed 9.9% of the total number of shares issued and outstanding. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. As of December 31, 2002, the Company had repurchased a total of 762,100 shares at a net cost of approximately $3,872,807 and has reissued 704,437 shares upon exercise of employee stock options. No shares were purchased in 2002 or 2001.

14. EMPLOYEE BENEFIT PLAN

        Employees are eligible to participate in the Company's 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2002, 2001, and 2000, the Company made matching contributions of $150,109, $186,863, and $184,049, respectively.

15. LICENSING AND DISTRIBUTION AGREEMENTS

        In July 2000, the Company entered into a seven-year supply agreement (the "B&L Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb. Bausch & Lomb Surgical was subsequently merged into Bausch & Lomb Incorporated. Under the terms of the B&L Agreement, effective January 1, 2001, the

Company became Bausch & Lomb's exclusive provider of AMVISC® and AMVISC® Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The B&L Agreement expires December 31, 2007, and supercedes an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001. The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The B&L Agreement lifts contractual restrictions on the Company's ability to sell certain ophthalmic products to other companies, subject to payment of royalties to Bausch & Lomb by the Company. In exchange, the Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by B&L. Under the new agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known. In accordance with the Company's revenue recognition policy, the amount of revenue reasonably subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. In the fourth quarters of 2002 and 2001, product revenue included the recognition of $839,333 and $401,475, respectively, of revenue related to sales of AMVISC® and AMVISC® Plus to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years until the actual annual unit volume became fixed or determinable. During the years ended December 31, 2002, 2001, and 2000, the Company recognized revenues of $7,810,760, $7,389,342, and $7,021,779, respectively, under this agreement and the prior Bausch & Lomb agreement. Additionally, during the years ended December 31, 2002 and 2001, the Company incurred royalties of $109,179 and $12,852, respectively, to Bausch & Lomb under this agreement.

        In April 2001, the Company entered into a five-year supply agreement with Cytosol Ophthalmics, Inc. Under the terms of the agreement, effective April 11, 2001, the Company became Cytosol Ophthalmic's exclusive provider of sterile sodium hyaluronate ophthalmic viscoelastic products, in the U.S. and international markets. Under the agreement, in lieu of an up-front payment, the Company is entitled to an increase in the price per unit of $2 per unit for the initial 50,000 units purchased. As a result, the Company will recognize $100,000 of revenue under this agreement ratably over the term of the agreement or as units are shipped, if longer. The agreement expires April 11, 2006. For the years ended December 31, 2002 and 2001, the Company has recognized $15,928 and $8,000, respectively, of the $100,000 price adjustment as license revenue.

        In October 2001, the Company entered into a five-year supply agreement with A.M.A. Pharmaceuticals. Under the terms of the agreement, effective October 4, 2001, the Company became A.M.A. Pharmaceutical's exclusive provider of sterile sodium hyaluronate ophthalmic viscoelastic products, in certain South American markets. The terms of the agreement provide for an annual payment of $20,000. The agreement expires October 4, 2006. The agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The Company recognized $15,000 and $5,000 of the annual payment as license revenue during the year ended December 31, 2002 and 2001, respectively.

16. REVENUE BY SIGNIFICANT CUSTOMER AND BY GEOGRAPHIC REGION

        Product revenue by significant customers as a percent of total revenues is as follows

	Percent of Product Revenue Year Ended December 31,
	2002	2001	2000
Bausch & Lomb Incorporated	59.2%	65.3%	54.1%
Pharmaren AG/Biomeks	10.0%	15.7%	17.7%
Zimmer, Inc.	—	—	16.4%

	69.2%	81.0%	88.2%

        As of December 31, 2002, one customer represented 67% and one company represented 24% of the Company's accounts receivable balance.

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

        Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended December 31,
	2002		2001		2000
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$10,879,961	82.5%	$8,152,467	72.1%	$13,041,791	79.8%
Middle East	171,335	1.3%	133,820	1.2%	2,445,821	15.0%
Other/Europe	2,135,607	16.2%	3,025,667	26.7%	847,610	5.2%

Total	$13,186,903	100.0%	$11,311,954	100.0%	$16,335,222	100.0%

        Since early 2001, sales of product destined for the Turkish market have been made to a European-based entity and have accordingly been classified in the "Other/Europe" category since that time. During the year ended December 31, 2000, sales of product for the Turkish market are included in the "Middle East "category.

17. INCOME TAXES

        The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

        As of December 31, 2002, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $12,943,000, and $10,669,000, respectively. These carryforwards begin to expire in 2012 and 2005, respectively, and are subject to review and possible adjustment. As of December 31, 2002, the Company has tax credit carryforwards for federal and state tax purposes of approximately $941,000 and $675,000, resepectively. These credit carryforwards begin to expire in 2009. The Internal

Revenue Code (IRC) contains provisions that may limit the amount of net operating loss and tax credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period. In the event that the Company has had a change of ownership, as defined in IRC Section 382, utilization of the carryforwards may be restricted.

        The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	Years ended December 31,
	2002	2001
Deferred tax assets:
Depreciation	$435,809	$261,852
Accrued expenses and other	245,139	351,828
Inventory reserves	92,386	127,347
Net operating loss carryforwards	5,069,602	4,111,144
Credit carryforwards	1,398,854	1,034,479

Gross deferred tax assets	7,241,790	5,886,650
Less: valuation allowance	(7,241,790)	(5,886,650)

Net deferred tax asset	$—	$—

        Management has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced all of the deferred tax assets to zero.

        Income tax expense was $4,997, $9,084, and $15,940 for the years ended December 31, 2002, 2001, and 2000, respectively. The provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate to pretax income as a result of the following:

	Years ended December 31,
	2002	2001	2000
Computed expected tax (benefit) expense	$(1,031,868)	$(2,294,507)	$64,562
State tax expense (benefit) (net of federal benefit)	1,975	9,084	10,687
Nondeductible expenses	3,412	3,495	34,837
Federal and state research and development credits	(224,020)	(263,151)	—
Other	2004	(4,648)	(45,080)
Change in valuation allowance related to income tax benefit	1,253,494	2,558,811	(49,066)

Tax expense	$4,997	$9,084	$15,940

18. LEGAL MATTERS

        Securities and Exchange Commission Investigation.    In May 2000, the Securities and Exchange Commission (SEC) issued a formal order of investigation in connection with certain revenue recognition matters. On January 13, 2003 the Company announced that it had entered into a settlement with the SEC concluding and resolving this investigation, which pertained to the company's historical accounting for and disclosures concerning sales of ORTHOVISC® under a long-term supply and distribution agreement with Zimmer, Inc. To conclude this matter, the Company consented to the entry of an order to comply with sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The settlement did not impose any monetary sanctions against the Company, and it is not expected to affect its results of operations or financial condition. The Company neither admitted nor denied the findings in the SEC's administrative cease and desist order resolving the matter.

        Settled Class Action Litigation.    Between April 15, 1998 and August 2, 1998, three putative class action complaints were filed against the Company, J. Melville Engle, the Company's former chief executive officer, and Sean Moran, the Company's former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). On or about September 13, 2000, the Court appointed lead plaintiffs, and consolidated and recaptioned the cases In re Anika Therapeutics, Inc. Securities Litig., Civil Action No. 00-11127-WGY. On or about October 30, 2000, lead plaintiffs filed a consolidated amended complaint, which alleged that the Company and the individual defendants violated the federal securities laws by, among other things, making material misrepresentations and omissions in certain public disclosures relating to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. On December 14, 2000, the Company, Mr. Engle and Mr. Moran each filed motions to dismiss the consolidated amended complaint, and plaintiffs opposed those motions. Before the Court decided the motions to dismiss, the parties reached agreement on the terms of a settlement of the action. Accordingly, the parties negotiated and entered into a Stipulation and Agreement of Settlement, Compromise and Release ("Stipulation") dated May 25, 2001, which contained those terms, conditioned on Court approval. In the Stipulation, the parties requested, among other things, that the Court (i) certify, for purposes of settlement, the Class and the action as a class action; (ii) finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (iii) enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court preliminarily approved the settlement on May 31, 2001. Thereafter, plaintiff's counsel sent notice of the proposed settlement to the Class, and the Company, pursuant to the Stipulation, paid $1.25 million into a settlement fund that was to be used, among other things, to pay authorized members of the Class. The Court held a Final Settlement Hearing on October 22, 2001 during which the Court finally approved the Settlement. In addition, the Company entered into an agreement with the insurance company that issued the Company's directors and officers liability policy for the period from December 1, 1999 to November 30, 2000. Under that agreement, the insurer paid the Company $400,000 in exchange for a release of the insurer's obligations under the policy. The Company applied the $400,000 to the settlement amount in the shareholder class action lawsuit.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Year 2002	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Total Revenue	$2,389,717	$3,420,877	$2,905,628	$4,470,681
Cost of Product Revenue	2,087,414	2,201,318	1,974,807	1,845,156
Gross Profit	302,303	1,219,559	930,821	2,625,525
Net Income (Loss)	$(1,804,207)	$(1,157,196)	$(907,413)	$828,852
Per common share information
Basic net income (loss) per share	$(0.18)	$(0.12)	$(0.09)	$0.08
Basic common shares outstanding	9,934,280	9,934,280	9,934,280	9,934,280
Diluted net income (loss) per share	$(0.18)	$(0.12)	$(0.09)	$0.08
Diluted common shares outstanding	9,934,280	9,934,280	9,934,280	9,948,072
Year 2001	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Total Revenue	$2,178,618	$2,919,034	$3,053,779	$3,160,523
Cost of Product Revenue	1,968,948	2,109,049	2,553,582	1,597,172
Gross Profit	209,669	809,985	500,197	1,563,352
Net Loss	$(2,318,431)	$(2,650,408)	$(1,332,037)	$(456,757)
Per common share information
Basic net loss per share	$(0.23)	$(0.27)	$(0.13)	$(0.05)
Basic common shares outstanding	9,934,280	9,934,280	9,934,280	9,934,280
Diluted net loss per share	$(0.23)	$(0.27)	$(0.13)	$(0.05)
Diluted common shares outstanding	9,934,280	9,934,280	9,934,280	9,934,280

        In the fourth quarters of 2002 and 2001, product revenue included the recognition of $839,333 and $401,475, respectively, of revenue related to sales of AMVISC® and AMVISC® Plus to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years until the actual annual unit volume became fixed or determinable. See Note 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In July 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated July 2, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is hereby incorporated by reference to the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on June 4, 2003 under the heading "Election of Directors."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is hereby incorporated by reference to the Proxy Statement under the headings "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is hereby incorporated by reference to the Proxy Statement under the headings "Agreements with Named Executive Officers" and "Certain Relationships and Related Transactions."

ITEM 14.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        As required by Securities Exchange Act Rule 13a-15, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of a date within 90 days prior to the filing of this report ("Evaluation Date").

        Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company required to be included in this Annual Report on Form 10-K is made known to them by others within the Company on a timely basis.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents filed as part of Form 10-K.

(1)
Financial Statements

  (2)
  Schedules

    Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

    PricewaterhouseCoopers LLP's Report with respect to the above listed financial statements and financial statements schedules are included herein on Item 8 and Exhibit 23.1.

  (3)
  Exhibits

    The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index at (c) below.

(b)
Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws:
3.1	The Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.2	Certificate of Vote of Directors Establishing a Series of Convertible Preferred Stock, incorporated herein by reference to Exhibits to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.3	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.
3.4	Certificate of Vote of Directors Establishing a Series of a Class of Stock, incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-AB12 (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
3.5	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to the Company's quarterly report on Form 10-QSB for the quarterly period ending June 30, 1998 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998.

3.6	The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996 (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.
3.7	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
3.8	The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
(4)	Instruments Defining the Rights of Security Holders
4.1	Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
4.2	Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company incorporated hering by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on November 13, 2002.
(10)	Material Contracts
10.1	Supply Agreement dated as of July 25, 2000 by and between the Company and Bausch & Lomb, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2000. Confidential treatment was granted to certain portions of this Exhibit.
10.2	Sponsored Research Agreement dated as of June 18, 1992 between Tufts University and the Company, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File no. 000-21326) , filed with the Securities and Exchange Commission on March 5, 1993.
10.3	TMJ Agreement dated as of April 29, 1993 between the Company and MedChem, incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on April 2, 2001.
10.4	1993 Stock Option Plan, as amended, incorporated herein by reference to Annex A of the Company's Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.
10.5	License Agreement dated as of July 22, 1992 between the Company and Tufts University, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.

10.6	Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.7	First Amendment to Lease dated December 11, 1997 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.8	Extension of Lease dated November 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.9	Second Amendment to Lease dated November 23, 1998 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.10	Lease dated September 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.11	Termination Agreement and Mutual Release dated as of November 10, 2000 by and between the Company and Zimmer, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2000. Confidential treatment was granted to certain portions of this Exhibit.
10.13	Promissory Note for $75,000 dated as of March 17, 1997 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form SB-2 (File no. 333-38993), filed with the Securities and Exchange Commission on October 29, 1997.
10.15	Letter Agreement dated April 15, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.17	Non-Disclosure and Non-Competition Agreement dated May 5, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.18	Promissory Note for $59,000 dated May 26, 2000 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.

10.19	Letter Agreement dated March 30, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.20	Non-Disclosure and Non-Competition Agreement dated April 3, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.21	Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.22	Non-Disclosure and Non-Competition Agreement dated December 2, 1996 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.23	Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.25	Stipulation and Agreement of Compromise, Settlement and Release dated May 25, 2001 in connection with In Re Anika Therapeutics, Inc. Securities Litigation, incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2001.
10.26	Amendment to Lease #3 dated November 1, 2001 by and between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2001.
10.28	Sublease effective as of November 2001, between MedChem Products, Inc. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on May 14, 2002.
10.29	Separation Agreement dated April 2, 2002 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.30	Letter Agreement dated June 25, 2002 by and between the Company and William J. Knight incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.

10.31	Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and William J. Knight incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.32	Amended and Restated Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and Charles H. Sherwood incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
(11)	Statement Regarding the Computation of Per Share Earnings
11.1	See Note 2 to the Financial Statements included herewith.
(21)	Subsidiaries of the Registrant
*21.1	List of Subsidiaries of the Registrant.
(23)	Consent of Experts
*23.1	Consent of PricewaterhouseCoopers llp.
(99)	Additional Exhibits
None

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on March 27, 2003.

ANIKA THERAPEUTICS, INC.
By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ WILLIAM J. KNIGHT William J. Knight	Chief Financial Officer (Principal Accounting Officer)	March 27, 2003
/s/ JOSEPH L. BOWER Joseph L. Bower	Director	March 27, 2003
/s/ EUGENE A. DAVIDSON, PH.D. Eugene A. Davidson, Ph.D.	Director	March 27, 2003
/s/ SAMUEL F. MCKAY Samuel F. McKay	Director	March 27, 2003
/s/ HARVEY S. SADOW, PH.D. Harvey S. Sadow, Ph.D.	Director	March 27, 2003
/s/ STEVEN E. WHEELER Steven E. Wheeler	Director	March 27, 2003

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Charles H. Sherwood, Ph.D, certify that:

1.
I have reviewed this annual report on Form 10-K of Anika Therapeutics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer and President

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Knight, certify that:

1.
I have reviewed this annual report on Form 10-K of Anika Therapeutics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ WILLIAM J. KNIGHT William J. Knight Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORM 10-K ANIKA THERAPEUTICS, INC. For Fiscal Year Ended December 31, 2002
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
Statement of Operations Data (In thousands, except per share data)
Balance Sheet Data (In thousands)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statement of Operations Detail
Statement of Operations Detail
ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
Report of Independent accountants
Anika Therapeutics, Inc. and Subsidiaries Consolidated Balance Sheets
Anika Therapeutics, Inc. and Subsidiaries Consolidated Statements of Operations For the Years Ended December 31,
Anika Therapeutics, Inc. and Subsidiaries Consolidated Statements of Cash Flows
ANIKA THERAPEUTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
SIGNATURES
SIGNATURES