Form 10-Q
period 2003-03-31
ANIKA THERAPEUTICS INC
filed 2003-05-15
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

At May 1, 2003 there were 9,941,780 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,490,000	$11,002,000
Marketable securities	2,500,000	2,500,000
Accounts receivable, net of reserves of $29,000 and $35,000 at March 31, 2003 and December 31, 2002, respectively	948,000	1,198,000
Inventories	3,174,000	2,924,000
Prepaid expenses and other current assets	245,000	320,000
Total current assets	17,357,000	17,944,000
Property and equipment, at cost	9,715,000	9,619,000
Less: accumulated depreciation	(7,927,000)	(7,679,000)
	1,788,000	1,940,000
Long-term deposits	143,000	143,000
Notes receivable from officers	59,000	59,000
Total assets	$19,347,000	$20,086,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719,000	$845,000
Accrued expenses	1,548,000	1,703,000
Customer deposit	—	327,000
Deferred revenue	329,000	147,000
Total current liabilities	2,596,000	3,022,000

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,991,943 shares issued March 31, 2003 and December 31, 2002	100,000	100,000
Additional paid-in capital	31,640,000	31,640,000
Treasury stock, at cost, 57,663 shares at March 31, 2003 and December 31, 2002	(280,000)	(280,000)
Accumulated deficit	(14,709,000)	(14,396,000)
Total stockholders’ equity	16,751,000	17,064,000
Total liabilities and stockholders’ equity	$19,347,000	$20,086,000

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended

(Unaudited)

	March 31, 2003	March 31, 2002

Product revenue	$3,370,000	$2,385,000
Licensing revenue	14,000	5,000
Total revenue	3,384,000	2,390,000
Cost of product revenue	1,969,000	2,087,000
Gross profit	1,415,000	303,000
Operating expenses:
Research & development	809,000	1,090,000
Selling, general & administrative	1,115,000	1,080,000
Total operating expenses	1,924,000	2,170,000
Loss from operations	(509,000)	(1,867,000)
Interest income	42,000	63,000
Loss before income tax benefit	(467,000)	(1,804,000)
Income tax benefit	154,000	—
Net loss	$(313,000)	$(1,804,000)

Basic and diluted net loss per common share	$(0.03)	$(0.18)
Shares used to calculate basic and diluted net loss per common share	9,934,280	9,934,280

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended

(Unaudited)

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(313,000)	$(1,804,000)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	248,000	271,000
Changes in operating assets and liabilities:
Accounts receivable	250,000	188,000
Inventories	(250,000)	560,000
Prepaid expenses and other current assets	75,000	197,000
Accounts payable	(126,000)	(252,000)
Accrued expenses	(155,000)	(145,000)
Customer deposit	(327,000)	—
Deferred revenue	182,000	388,000
Net cash used in operating activities	(416,000)	(597,000)

Cash flows from investing activities
Proceeds from the sale of marketable securities	—	1,995,000
Purchase of property and equipment	(96,000)	(15,000)
Net cash provided by (used in) investing activities	(96,000)	1,980,000

Increase (decrease) in cash and cash equivalents	(512,000)	1,383,000
Cash and cash equivalents at beginning of period	11,002,000	9,065,000
Cash and cash equivalents at end of period	$10,490,000	$10,448,000

The accompanying notes are an integral part of these consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc.  (“Anika” or the “Company”) develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue.  These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body.  Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.  The Company’s currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, CoEase™,  STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis.  ORTHOVISC is currently approved for sale and is being marketed in Canada, parts of Europe, Turkey, and Israel.  In the U.S., ORTHOVISC is currently limited to investigational use.  The Company manufactures AMVISC® and AMVISC® Plus for Bausch & Lomb, which are HA products used as viscoelastic supplements in ophthalmic surgery.

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with FDA government regulations and approval requirements as well as the ability to grow the Company’s business.

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any future periods.  See “Risk Factors and Certain Factors Affecting Future Operating Results.”

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiary, Anika Securities, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and highly liquid investments with original maturities of 90 days or less.

Marketable Securities

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Marketable securities consists of municipal bonds and commercial paper with initial maturities of twelve months or less from the date of issuance.  The Company has the positive intent and ability to hold these marketable securities to maturity and, accordingly, classifies these marketable securities as held-to-maturity.  Marketable securities are carried at amortized cost.

Marketable securities classified as hold-to-maturity consists of the following:

	March 31, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Fair Value

Municipal bond (due in one year or less)	$2,500,000	$2,000	$2,502,000

	December 31, 2002
	Amortized Cost	Gross Unrealized Holding Gains	Fair Value

Municipal bond (due in one year or less)	$2,500,000	$2,000	$2,502,000

Revenue Recognition

Product revenue is recognized upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable.  Amounts billed or collected prior to recognition of revenue are classified as deferred revenue.  When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices.  Under our agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all of our customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the potential contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  ORTHOVISC has been sold through several distribution arrangements as well as outsource order-processing arrangements  (“logistic agents”).  Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  The Company recognizes non-refundable upfront or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At March 31, 2003, the Company had stock options outstanding pursuant to two stock-based compensation plans.  The Company accounts for the awards granted pursuant to the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the awards granted under the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Quarter Ended March 31,
	2003	2002
Net loss
As reported	$(313,000)	$(1,804,000)
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(172,000)	(120,000)
Pro forma net loss	$(485,000)	$(1,924,000)
Basic and diluted net loss per share
As reported	$(0.03)	$(0.18)
Proforma	$(0.05)	$(0.19)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in the financial statements.  Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments.  The Company had no such items of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance.  The Company’s chief decision-making group consists of three individuals:  the chief executive officer, the chief financial officer and the vice president, sales and marketing.  Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Revenues by geographic location in total and as a percentage of total revenues are as follows for the three months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,
	2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,854,000	84.3%	$1,863,000	77.9%
Europe/Other	530,000	15.7	527,000	22.1
Total	$3,384,000	100.0%	$2,390,000	100.0%

Since early 2001, sales of product for the Turkish market have been made to a European-based entity and have accordingly been classified in the “Europe/Other” category since that time.

Product revenue by significant customer is as follows:

	Percent of Product Revenue Three Months Ended March 31,
	2003	2002
Bausch & Lomb	37.8%	54.1%
Boehringer Ingelheim	25.6	12.9
Advanced Medical Optics	15.3	—
Pharmaren AG	12.1	5.0%
	90.8%	72.0%

4.              Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting earnings (loss) per share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period.  Under the treasury stock method, unexercised stock options are assumed to be exercised at the beginning of the period or at issuance, if later.  The assumed proceeds are then used to purchase common shares at the average market price during the period.  For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share.  Accordingly, outstanding options of 378,900 and 126,750, at March 31, 2003 and 2002, respectively, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for those periods presented.

5.              Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials	$1,561,000	$1,239,000
Work-in-process	927,000	1,354,000
Finished goods	686,000	331,000
Total	$3,174,000	$2,924,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Notes Receivable from Officers

Notes receivable from officers of $59,000 at March 31, 2003 and December 31, 2002, consists of a loan made to one officer.  The note receivable from the officer accrues interest at 6.22%.

7.              Licensing and Distribution Agreement

In July 2000, the Company entered into a seven-year supply agreement (the “B&L Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, which was subsequently merged into Bausch & Lomb Incorporated.  Under the terms of the B&L Agreement the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  At March 31, 2003 and 2002, the deferred revenue under the B&L Agreement amounted to approximately $242,000 and $358,000, respectively.

8.              Legal Matters

Securities and Exchange Commission Investigation.  In May 2000, the Securities and Exchange Commission (SEC) issued a formal order of investigation in connection with certain revenue recognition matters.  On January 13, 2003 the Company announced that it had entered into a settlement with the SEC concluding and resolving this investigation, which pertained to the company’s historical accounting for and disclosures concerning sales of ORTHOVISC under a long-term supply and distribution agreement with Zimmer, Inc.  To conclude this matter, the Company consented to the entry of an order to comply with sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and rules 12b-20, 13a-1 and 13a-13 promulgated thereunder.  The settlement did not impose any monetary sanctions against the Company, and it is not expected to affect its results of operations or financial condition. The Company neither admitted nor denied the findings in the SEC’s administrative cease and desist order resolving the matter.

9.              Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003.  The adoption of FIN No. 45 did not have a material effect consolidated financial statements of the Company.  The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

As permitted under Massachusetts law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company.  No indemnification shall be provided, however, for any person with respect to any matter as to which such person shall have been adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interest of the Company.  Such indemnification may include payment by the Company of expenses incurred in defending a civil or criminal action or proceeding in advance of the final disposition of such action or proceeding, including persons to be indemnified that are no longer officers or directors of the Company, upon receipt of an undertaking by the person indemnified to repay such payment if such person shall be adjudicated to be not entitled to indemnification.  The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited.  However, the Company has purchased certain Directors’ and Officers’ insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid.  As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

•                  negotiations with potential and existing customers, including our performance under any of our distribution or supply agreements or our expectations with respect to sales pursuant such agreements;

•                  the rate at which we use cash and the amounts used;

•                  possible negotiations or renegotiations with existing or new distribution and collaboration partners.

Statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  Our actual results, performance or achievement could differ materially from anticipated results, performance or achievement, expressed or implied in such forward-looking statements.  Such forward looking statements are based upon the current assumptions and beliefs of management and are only expectations of future results.  Additional factors that might cause such a difference are set forth herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 11 of this Quarterly Report on form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Restatement of Results

On January 28, 2003, we announced a restatement of our previously-reported results for the three- and nine-month periods ended September 30, 2002.  The restatement involves revenue recognized for the sale in the third quarter of 2002 of certain units of HYVISC®.  A new “clean room” at our facility that does not have a required regulatory approval for the manufacture of HYVISC from the Food and Drug Administration (FDA) was used in the production of these units.  Because the product was shipped in the absence of this regulatory approval, we have determined, and our independent accountants have concurred, that revenue from that sale should not have been recognized.  As a result of the restatement, revenue for the three and nine months ended September 30, 2002 was reduced by $326,000 and the net loss for those periods increased by $170,000, or $0.02 per share.  Total HYVISC inventory at September 30, 2002, was $173,000, which included $157,000 in HYVISC inventory from the restated transaction, and $17,000 in

HYVISC inventory produced in the new clean room which was previously included in our pre-restatement inventory.  At March 31, 2003 our inventory of $3,174,000 includes $325,000 in HYVISC inventory produced in the new clean room.

We have obtained all required regulatory approvals for the use of the new clean room in the manufacture of our products designed for human use: ORTHOVISC® (not approved for sale in the U.S.), AMVISC®, AMVISC® Plus, STAARVISC™-II, Shellgel™, and CoEase™.

Until the required regulatory approval of the new clean room for use in the production of HYVISC  is received from the FDA, we are using the clean room previously used in the production of HYVISC, which has the required regulatory approval.  We have initiated discussions with the FDA regarding the shipment of HYVISC described above.  The FDA may not respond to our efforts cooperatively or may bring regulatory or other actions or proceedings against us.  Additionally, in the past, some companies (including Anika) that have restated their financial information have been subject to inquiry or investigation by the Securities and Exchange Commission (SEC) and to private securities litigation.  Any inquiry, investigation, action or proceeding by a governmental agency or any private securities litigation could have a material adverse effect on our business, financial condition or results of operations.  There is a risk that any such inquiry, investigation, action, proceeding or litigation could result in substantial costs and divert management’s attention and resources from our business.

Results of Operations

Product revenue.  Product revenue for the three months ended March 31, 2003 was $3,370,000, an increase of $985,000, or 41.3%, compared to $2,385,000 for the three months ended March 31, 2002.  We derive a substantial portion of our revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical.  For the three months ended March 31, 2003 and 2002, AMVISC product sales accounted for 37.8% and 54.1% of product revenue, respectively.

	Three Months Ended March 31,
	2002	2001
Ophthalmic Products	$1,975,000	$1,549,000
ORTHOVISC®	530,000	527,000
HYVISC®	865,000	309,000
	$3,370,000	$2,385,000

Ophthalmic product sales increased $426,000 for the first quarter of 2003 compared to the first quarter of 2002 primarily due to sales to a new customer added in the second quarter of 2002.  Total ORTHOVISC sales remained constant for the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased sales to our Turkish distributor offset primarily by lower sales in Europe.   Sales of HYVISC increased $556,000 for the first quarter of 2003 compared to the first quarter of 2002.  Sales of HYVISC were made to a single customer under an exclusive agreement.  The increase in sales of HYVISC includes additional shipments made during the quarter to replace units shipped in the third quarter of 2002 which units we had subsequently voluntarily withdrawn from the market pending receipt of regulatory approval.  See the section captioned “Restatement of Results” discussed above.  Quarterly sales of HYVISC are expected to be lower for the remainder of 2003 compared to the first quarter as a result of the additional units shipped during the first quarter of 2003 for distributor inventory replenishment necessary because of the withdrawal of the previously shipped units.

Licensing revenue.  Licensing revenue for the three months ended March 31, 2003 was $14,000, an increase of $9,000 compared to $5,000 for the same period last year.  Licensing revenue includes the ratable recognition of up-front and maintenance payments on certain supply agreements with purchasers of our ophthalmic products over the related terms of the applicable agreements.  The increase is primarily due to a full quarter impact from a new distribution agreement effective beginning March 2002.

Gross profit.  Gross profit for the three months ended March 31, 2003 was $1,415,000, or 41.8% of revenue, an increase of $1,112,000, or 367%, from gross profit of $303,000, or 12.7% of revenue, for the three months ended March 31, 2002.  Gross profit for 2003, as compared with same period last year, benefited from improved manufacturing cost performance as a result of cost cutting initiatives during 2002 combined with overall increased sales volumes and resulting manufacturing efficiencies.

Research & development.  Research and development expenses for the three months ended March 31, 2003 was $809,000, a decrease of $281,000, or 25.8%, compared to $1,090,000 for the three months ended March 31, 2002.  Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development.  The decrease in research and development expenses during the first quarter of 2003 is primarily attributable to a decrease in costs associated with our Phase III clinical trial for ORTHOVISC of $315,000 combined with a decrease in personnel-related costs of $133,000 due to lower headcount partially offset by increases in consulting and other outside services of $103,000 primarily attributable to in-house research and development efforts.

Selling, general & administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 was $1,115,000, an increase of $35,000, or 3.2%, compared to $1,080,000 for the same period last year.  The increase is attributable to an increase in professional service fees of $176,000 primarily attributable to our restatement discussed above in the section captioned “Restatement of Results” and personnel-related costs of $28,000 partially offset by a decrease in consulting and other outside services of $130,000.

Net interest income.  Interest income for the three months ended March 31, 2003 was $42,000, a decrease of $21,000 from $63,000 for the same period last year.  The decrease is primarily attributable to lower interest rates.

Income taxes.  In 2002 federal tax law changed to allow for a five year carryback period and a suspension of certain limitations on the use of alternative minimum tax losses.  We filed an income tax carryback claim to carry our 2001 tax loss back to prior tax years.   As a result of the carryback claim, in the first quarter of 2003, we received a refund of approximately $154,000 of taxes paid in prior years.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At March 31, 2003, cash, cash equivalents and marketable securities totaled $13.0 million compared to cash, cash equivalents and marketable securities of $13.5 million at December 31, 2002.

Cash used in operating activities was $416,000 for the three months ended March 31, 2003 compared with cash used in operating activities of $597,000 for the three months ended March 31, 2002.  Cash used in operating activities in the first quarter of 2003 resulted primarily from our net loss of $313,000, an increase in inventories of $250,000 and decreases in customer deposit of $327,000 and other current liabilities of $281,000 partially offset by depreciation and amortization of $248,000, a decrease in accounts receivable of $250,000 and an increase in deferred revenue of $182,000.  The increase in deferred revenue largely relates to unit pricing provisions under our supply agreement with Bausch & Lomb Surgical.  The reduction in accounts receivable was primarily due to the application of a single customer deposit against shipments to that customer during the quarter.  The increase in inventories includes the HYVISC inventory being held awaiting FDA approval combined with an increase in raw materials.  The customer deposit of $327,000 related to the payment from a customer for a sale in the third quarter of 2002 of certain units of HYVISC which was applied to new shipments of product during the first quarter of 2003.  We determined that revenue from a certain third quarter 2002 sale should not have been recognized and as of December 31,

2002 recorded the payment related to the sale as a customer deposit to be applied against subsequent shipments to the customer.  See the section captioned “Restatement of Results” discussed above.

Cash used in investing activities was $96,000 for the three months ended March 31, 2003 reflecting capital expenditures primarily for manufacturing equipment.  Cash provided by investing activities of $1,980,000 for the three months ended March 31, 2002, includes proceeds from the maturity of marketable securities of $1,995,000.

Contractual Obligations and Other Commercial Commitments

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases.  We have no material commitments for purchases of inventories or property and equipment.  We expect to incur additional investments in our operations through increased inventory levels and higher balances in accounts receivable for the remainder of 2003 compared to 2002 in addition to further capital expenditures in 2003 for small equipment, computers and software, and furniture and fixtures associated with our business operations.  To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources.  Any additional financing may not be made available to us or may not be available on acceptable terms should such a need arise.

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

We cannot assure you that we will record profits in future periods.  However, we believe that our cash and investments on hand will be sufficient to meet our cash requirements through at least the end of 2003.  See the section captioned “Risk Factors and Certain Other Factors Affecting Future Operating Results – History of Losses; Uncertainty of Future Profitability.”

The terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants, which could limit our ability to pursue certain courses of action.  Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets.  We cannot assure you that any additional financing may be made available to us or may be available on acceptable terms should such a need arise.

The table below summarizes our contractual obligations of non-cancelable operating leases at March 31, 2003:

Amount
2003	$497,000
2004	99,000
2005	3,000
Total	$599,000

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations.  It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of the provisions of FIN 45 did not have a material effect on our financial condition or results of operations.

RISK FACTORS AND CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business is subject to comprehensive and varied government regulation and, as a result, failure to obtain FDA or other governmental approvals for our products may materially adversely affect our business, results of operations and financial condition.

Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources.  We cannot assure you that the FDA will grant approval for our new products on a timely basis if at all, or that FDA review will not involve delays that will adversely affect our ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of our product development process which may adversely affect approval of or delay an application or require additional expenditures by us.  In the event our future products are regulated as human drugs or biologics, the FDA’s review process of such products typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

In order to sell ORTHOVISC in the U.S., we will have to meet regulatory requirements for a Class III device as determined by the FDA.  Class III devices are those that generally must receive pre-market approval from the FDA (e.g.  life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution.  In order for us to commercially distribute ORTHOVISC in the U.S., we must obtain a PMA.  The PMA process can be expensive, uncertain and lengthy.  A number of devices for which PMAs have been sought have never been approved for marketing.  The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete.  We submitted a PMA application for ORTHOVISC in December 1997.  In October 1998, we were notified by the FDA that our PMA application for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC.  We submitted an Investigational Device Exemption (IDE) to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study.  We received initial results from the Phase III clinical trial in late May 2000 that we determined did not show sufficient efficacy to support the filing of a PMA application.  In February 2001, we commenced another Phase III clinical trial of ORTHOVISC.  We completed patient enrollment in May 2002, which included 373 patients in 24 centers in the U.S. and Canada and, in accordance with trial protocol, took six months to complete the follow-up on the final patients.  All of the patients completed the study in 2002.  We expect to compile the data and prepare a submission to the FDA during the second quarter of 2003 as a requirement for seeking U.S. market approval.  We cannot assure you that:

•                  any additional clinical data will support the efficacy of ORTHOVISC;

•                  we will complete any additional clinical trials of ORTHOVISC;

•                  we will be able to successfully complete the FDA approval process;

•                  additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all.

We also cannot assure you that any delay in receiving FDA approvals will not continue to adversely affect our competitive position.  Furthermore, even if we were to receive a PMA approval:

•                  the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed;

•                  the approval may include other significant conditions to approval such as post-market testing, tracking, or surveillance requirements;

•                  we may not be able to achieve meaningful sales of ORTHOVISC in the U.S.

Our HA product under development, INCERT-S, has not obtained regulatory approval in the U.S.  for commercial marketing and sale.  We believe that INCERT-S will be regulated as a Class III medical device and will require a PMA prior to marketing.  We cannot assure you that:

•                  we will begin or successfully complete clinical trials of INCERT®-S;

•                  the clinical data will support the efficacy of INCERT-S;

•                  we will be able to successfully complete the FDA approval process;

•                  additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all.

We also cannot assure you that any delay in receiving FDA approvals will not adversely affect our competitive position.  Furthermore, even if we do receive FDA approval:

•                  the approval may include significant limitations on the indications and other claims sought for use for which the product may be marketed;

•                  the approval may include other significant conditions of approval such as post-market testing, tracking, or surveillance requirements;

•                  meaningful sales of INCERT-S may never be achieved.

Once obtained, marketing approval can be withdrawn by the FDA for a number of reasons, including, among other things, the failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval.  We may be required to make further filings with the FDA under certain circumstances.  The FDA’s regulations require a PMA supplement for certain changes if they affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications.  Changes in manufacturing procedures or methods of manufacturing that may affect safety and effectiveness may be deemed approved after a 30-day notice unless the FDA requests a 135-day supplement.  Our failure to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, may have a material adverse effect on our business, financial condition, and results of operations.  The FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of such products.  Significant delay or cost in obtaining, or failure to obtain FDA approval to market products, any FDA limitations on the use of our products, or any withdrawal or suspension of approval or rescission of approval by the FDA could have a material adverse effect on our business, financial condition, and results of operations.

In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA’s Good Manufacturing Practices (GMP) regulations and, for medical devices, the FDA’s Good Manufacturing Practices/Quality System Regulations (GMP/QSR).  Ongoing compliance with GMP/QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA.  The FDA may inspect us and our facilities from time to time to determine whether we are in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices.  We cannot assure you that we will be able to comply with current or future FDA requirements applicable to the manufacture of products.

FDA regulations depend heavily on administrative interpretation and we cannot assure you that the future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.  In addition, changes in the existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of our products.

Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

In addition to regulations enforced by the FDA, we are subject to other existing and future federal, state, local and foreign regulations.  International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  We cannot assure you that we will be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products or that we will be able to produce our products in a timely and profitable manner while complying with applicable requirements.  Federal, state, local and foreign regulations regarding the manufacture and sale of medical products are subject to change.  We cannot predict what impact, if any, such changes might have on our business.

The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming, and subject to unanticipated delays.  We cannot assure you that approvals or clearances of our products will be granted or that we will have the necessary funds to develop certain of our products.  Any failure to obtain, or delay in obtaining such approvals or clearances, could adversely affect our ability to market our products.

We have historically incurred operating losses and we cannot make any assurances about our future profitability.

From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses.  As of March 31, 2003, we had an accumulated deficit of approximately $14.7 million.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements.  Our ability to reach profitability is highly uncertain.  To achieve profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

Substantial competition could materially affect our financial performance.

We compete with many companies, including, among others, large pharmaceutical companies and specialized medical products companies.  Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us.  We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products.  Because a number of companies are developing or have developed HA products for similar applications, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products.  For example, several of our competitors have already obtained FDA and foreign regulatory approvals for marketing HA products with applications similar to that of ORTHOVISC.  Thus, the successful commercialization of ORTHOVISC will depend in part on our ability to effectively market ORTHOVISC against more established products with a longer sales history.  We cannot assure you that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.  We are currently  experiencing volatility in our international sales of ORTHOVISC including ongoing competitive factors  as well as economic issues, and potential regional conflict and political uncertainties.  As a result, we are uncertain of the extent of our future sales in these markets.

We are uncertain regarding the success of our clinical trials.

Several of our products, including ORTHOVISC, will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA.  In late May 2000, our initial analysis of the results of our second Phase III clinical trial of ORTHOVISC did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval.  We cannot assure you that:

•                  any additional clinical data will support the efficacy of ORTHOVISC,

•                  we will begin or complete clinical trials of INCERT—S or complete any additional clinical trials of ORTHOVISC,

•                  we will be able to successfully complete the FDA approval process for either ORTHOVISC or INCERT—S,

•                  additional ORTHOVISC or INCERT—S clinical trials will support a PMA application and/or FDA approval in a timely manner, or at all.

We cannot assure you that we will not encounter additional problems that will cause us to delay, suspend or terminate the clinical trials.  In addition, we cannot make any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

Our success will be dependent, in part, upon the efforts of our marketing partners and the terms and conditions of our relationships with such marketing partners.

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us.  Under the terms of the B&L Agreement, effective January 1, 2001, we became Bausch & Lomb’s exclusive provider of AMVISC and AMVISC Plus ophthalmic viscoelastic products, in the U.S. and international markets.  The B&L Agreement expires December 31, 2007, and superceded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001.  The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances.  The B&L Agreement lifted contractual restrictions on our ability to sell certain ophthalmic products to other companies, subject to our payment of royalties.  In exchange, we agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by Bausch & Lomb.

We have not yet achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and we cannot assure you that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb.  Under the terms of the B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  Accordingly, unit prices for sales occurring in the three months ended March 31,

2003 are subject to possible retroactive price adjustments when the actual annual unit volume becomes known.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  In the fourth quarter of 2002 product revenue included the recognition of $839,000 of revenue related to sales of AMVISC to Bausch & Lomb, which had been previously deferred during the first three quarters of the year.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  For the first quarter of 2003 we have deferred revenue of $242,000 related to sales of AMVISC to Bausch & Lomb.  Due to the currently anticipated 2003 annual sales volume of relevant ophthalmic products, under the terms of the B&L Agreement, we do not expect to recognize this deferred revenue in the fourth quarter of 2003 and as a result expect that total revenue from B&L to be less in 2003 compared with 2002. In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the three months ended March 31, 2003 and 2002, sales of AMVISC products to Bausch & Lomb accounted for 37.8% and 54.1% of product revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

We have established marketing and distribution relationships for ORTHOVISC in Canada, Turkey and other Middle-Eastern countries as well as certain European countries.  We are continuing to seek to establish long-term distribution relationships in those other regions not currently covered, but can give no assurances that we will be successful in doing so.  We cannot assure you that we will be able to identify or engage appropriate distribution or collaboration partners in the U.S., should we receive marketing approval for ORTHOVISC, or elsewhere in the world or effectively transition to any such partners.  We cannot assure you that we will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

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

Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, and third-party payers.  Such acceptance may depend upon the extent to which the medical community perceives our products as safer, more effective or cost-competitive than other similar products.  Ultimately, for our new products to gain general market acceptance, it will also be necessary for us to develop marketing partners for the distribution of our products.  We cannot assure you that our new products will achieve significant market acceptance on a timely basis, or at all.  Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others.  The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions.  We cannot assure you that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others.  In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions.  Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management’s attention away from our operations.  Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming.  We cannot assure you that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable.  An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights.  If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party.  Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot assure you that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

We have a policy of seeking patent protection for patentable aspects of our proprietary technology.  We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate.  However, we cannot assure you that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties.  The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes.  We cannot assure you that the products or processes developed by us will not infringe on the patent rights of others in the future.  Any such infringement may have a material adverse effect on our business, financial condition, and results of operations.  In particular, we received notice from the PTO in 1995 that a third party was attempting to provoke a patent interference with respect to one of our co-owned patents covering the use of INCERT for post-surgical adhesion prevention.  It is unclear whether an interference will be declared.  If an interference is declared it is not possible at this time to determine the merits of the interference or the effect, if any, the interference will have on our marketing of INCERT for this use.  We cannot assure you that we would be successful in any such interference proceeding.  If the third-party interference were to be decided adversely to us, involved claims of our patent would be cancelled, our marketing of the INCERT product may be materially and adversely affected and the third party may enforce patent rights against us which could prohibit the sale and use of INCERT products, which could have a material adverse effect on our future operating results.

We also rely upon trade secrets and proprietary know-how for certain non-patented aspects of our technology.  To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information.  We cannot assure you that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and our technological advances will not otherwise become known to others.  In addition, we cannot assure you that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology.  Further, we cannot assure you that third parties will not independently develop substantially equivalent or better technology.

Pursuant to the B&L Agreement, we have agreed to transfer to Bausch & Lomb, upon expiration of the term of the B&L agreement on December 31, 2007, or in connection with earlier termination in certain circumstances, our manufacturing process, know-how and technical information, which relate to AMVISC products.  Upon expiration of the B&L Agreement, we cannot assure you that Bausch & Lomb will continue to use us to manufacture AMVISC and AMVISC Plus.  If Bausch & Lomb discontinues the use of us as a manufacturer after such time, our business, financial condition, and results of operations would likely be materially and adversely affected.

Our manufacturing processes involve inherent risks and disruption could materially adversely affect our business, financial condition and results of operations.

Our results of operations are dependent upon the continued operation of our manufacturing facility in Woburn, Massachusetts.  The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA.  In addition, we rely on a single supplier for syringes and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products.  Furthermore, our manufacturing processes and research and development efforts involve animals and products derived from animals.  We procure our animal-derived raw materials from qualified vendors, control for contamination and have processes that effectively inactivate infectious agents; however, we cannot assure you that we can completely eliminate the risk of transmission of infectious agents and in the future regulatory authorities could impose restrictions on the use of animal-derived raw materials that could impact our business.

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

Our financial performance depends on the continued growth and demand for our products and we may not be able to successfully manage the expansion of our operations

Our future success depends on substantial growth in product sales.  We cannot assure you that such growth can be achieved or, if achieved, can be sustained.  We cannot assure you that even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

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

In the U.S.  and foreign markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product.  We depend upon the distributors for our products to secure reimbursement and reimbursement approvals.  Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational.  Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-

effectiveness data for the use of our products to each payer separately.  Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval.  In addition, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending.  We cannot assure you that third party reimbursement coverage will be available or adequate for any products or services developed by us.  Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems.  Lack of adequate coverage and reimbursement provided by governments and other third party payers for our products and services could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash, cash equivalents and marketable securities of approximately $13.0 million as of March 31, 2003.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources.  The terms of any future equity financings may be dilutive to you and the terms of any debt financings may contain restrictive covenants, which limit our ability to pursue certain courses of action.  Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets.  We cannot assure you that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

We could become subject to product liability claims, which, if successful, could materially adversely affect our business, financial condition and results of operations.

The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and we cannot assure you that substantial product liability claims will not be asserted against us.  Although we have not received any material product liability claims to date and have an insurance policy of $5,000,000 per occurrence and $5,000,000 in the aggregate to cover such claims should they arise, we cannot assure you that material claims will not arise in the future or that our insurance will be adequate to cover all situations.  Moreover, we cannot assure you that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms.  Any product liability claim, if successful, could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon hiring and retaining qualified management and scientific personnel.

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us.  We experienced a number of management changes in 2001 and as of April 2, 2002, Dr. Sherwood, previously President and Chief Operating Officer was appointed our company’s Chief Executive Officer.  As of July 8, 2002, we appointed a new Chief Financial Officer.  As of October 25, 2002, the Senior Vice President of Sales and Marketing’s employment with our company was terminated and on March 17, 2003, we appointed a new Vice President of Sales and Marketing.  There can be no assurances that such management changes will not adversely affect our business.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel.  We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations.  We cannot assure you that we will be successful in hiring or retaining the personnel we require.  The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the years ended December 31, 2002 and 2001, approximately, 18% and 28%, respectively, of our product sales were sold to international distributors.  During the three months ended March 31, 2003 and 2002 approximately 16% and 22%, respectively, of our product sales were sold to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  We sell our ORTHOVISC product to a European sales and marketing company for supply of the Turkish market.  The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC are uncertain.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

Our stock price has been and may remain highly volatile, and we cannot assure you that market making in our common stock will continue.

The market price of shares of our common stock may be highly volatile.  Factors such as announcements of new commercial products or technological innovations by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, filings with governmental agencies, developments in patent or other proprietary rights, public concern as to the safety of products developed by us and general market conditions may have a significant effect on the market price of our common stock.  In particular, our stock price declined significantly in October 1998 following our announcement that the FDA had notified us that its PMA for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC.  The stock price declined again in May 2000 following our announcements that initial analysis of results from the Phase III clinical trial of ORTHOVISC did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval, and that the SEC had issued a formal order of investigation and required us to provide information in connection with certain revenue recognition matters.  In recent months, our stock price has increased by as much as 200% with relatively high trading volume, notwithstanding the absence of any material public announcements by us.  The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond our control.  In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies.  Our operating results in future quarters may be below the expectations of equity research analysts and investors.  In such event, the price of our common stock would likely decline, perhaps substantially.

No person is under any obligation to make a market in the common stock or to publish research reports on us, and any person making a market in the common stock or publishing research reports on us may discontinue market making or publishing such reports at any time without notice.  We cannot assure you that an active public market in our common stock will be sustained.

There is a risk that we may be unable to maintain our listing on the Nasdaq National Market.

Our common stock is currently traded on the Nasdaq National Market.  Under NASDAQ’s listing maintenance standards, if the minimum bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it is delisting our common stock from NASDAQ.  If the minimum bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, our common stock may be delisted from trading on NASDAQ.  During the last twelve months our common stock traded at or near $1.00 per share.  There is a risk that our common stock will not meet NASDAQ’s listing maintenance standards and fail to remain eligible for trading on the NASDAQ.  If our common stock is delisted, the delisting would most likely have a material adverse effect on the price of our common stock and your ability to sell any of our common stock at all would be severely limited.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the year ended December 31, 2002, Bausch & Lomb accounted for 59% of product revenues and 67% of our accounts receivable balance and Pharmaren (an affiliate of Biomeks), our distributor in Turkey, accounted for 10% of product revenues and 0% of our accounts receivable balance.  For the three months ended March 31, 2003, four customers accounted for 90.8% of product revenues and 85.4% of our accounts receivable balance.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  On March 11, 2002, Bausch & Lomb’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  Product revenue in the future may continue to be adversely impacted by economic uncertainties associated with the Turkish market.

The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We, through our distributors, distribute ORTHOVISC in territories such as Canada, U.K., Spain, Portugal, Turkey, Israel and Greece.  Due to the result of the unfavorable results of the U.S.  ORTHOVISC Phase III clinical trial announced on May 31, 2000, marketing efforts in these countries have been and may continue to be negatively affected.  We cannot assure you that past ORTHOVISC sales levels will be maintained or that sales will occur at all in these countries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter ended March 31, 2003.  Currently, the Company does not engage in foreign currency hedging activities.

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

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be included in this Quarterly Report on Form 10-Q is made known to them by others within the Company on a timely basis.

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

None

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	(3)	Articles of Incorporation and Bylaws:

3.1

Amended and Restated Articles of Organization of the Company, (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993).

3.2

Certificate of Vote of Directors Establishing a Series of Convertible Preferred Stock, (incorporated herein by reference to Exhibits to the Company’s Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993).

3.3

Amendment to the Amended and Restated Articles of Organization of the Company, (incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997).

3.4

Certificate of Vote of Directors Establishing a Series of a Class of Stock, (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-AB12 (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998).

3.5

Amendment to the Amended and Restated Articles of Organization of the Company, (incorporated herein by reference to the Company’s quarterly report on Form 10-QSB for the quarterly period ending June 30, 1998 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998).

3.6

Amended and Restated Bylaws of the Company, (incorporated herein by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-QSB for the period ended November 30, 1996 (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997).

3.7

Amendment to the Amended and Restated Articles of Organization of the Company, (incorporated herein by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002).

3.8

Amended and Restated Bylaws of the Company, (incorporated herein by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002).

	(4)	Instruments Defining the Rights of Security Holders

4.1

Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998).

4.2

Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company, (incorporated herein by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on November 13, 2002).

(10)	Material Contracts

*10.33	Letter Agreement dated February 21, 2003 by and between the Company and Roger C. Stikeleather.

*10.34	Change in Control, Bonus and Severance Agreement dated March 17, 2003 by and between the Company and Roger C. Stikeleather.

(11)	Statement Regarding the Computation of Per Share Earnings

11.1	See Note 4 to the Financial Statements included herewith.

*                                         Filed herewith

(b)                                 Reports on Form 8-K:

The Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 2003:

1.               Current Report on Form 8-K filed January 30, 2003, attaching a press release announcing that the Company had restated previously-reported financial results for the three- and nine-month periods ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

May 14, 2003	By:	/s/ William J. Knight
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

Date: May 14, 2003
/s/ Charles H. Sherwood
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

Date: May 14, 2003
/s/ William J. Knight
William J. Knight
Chief Financial Officer