Form 10-Q
period 2003-06-30
ANIKA THERAPEUTICS INC
filed 2003-08-14
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At August 5, 2003 there were 9,959,780 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,453,000	$11,002,000
Marketable securities	—	2,500,000
Accounts receivable, net of reserves of $29,000 and $35,000 at June 30, 2003 and December 31, 2002, respectively	2,105,000	1,198,000
Inventories	3,228,000	2,924,000
Prepaid expenses and other current assets	249,000	320,000
Total current assets	17,035,000	17,944,000
Property and equipment, at cost	9,752,000	9,619,000
Less: accumulated depreciation	(8,175,000)	(7,679,000)
	1,577,000	1,940,000
Long-term deposits	143,000	143,000
Notes receivable from officer	59,000	59,000
Total assets	$18,814,000	$20,086,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406,000	$845,000
Accrued expenses	1,003,000	1,703,000
Customer Deposit	—	327,000
Deferred revenue	726,000	147,000
Total current liabilities	2,135,000	3,022,000

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,991,943 shares issued June 30, 2003 and December 31, 2002	100,000	100,000
Additional paid-in capital	31,613,000	31,640,000
Treasury stock, at cost, 50,163 shares at June 30, 2003 and 57,663 shares at December 31, 2002	(244,000)	(280,000)
Accumulated deficit	(14,790,000)	(14,396,000)
Total stockholders’ equity	16,679,000	17,064,000
Total liabilities and stockholders’ equity	$18,814,000	$20,086,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Product revenue	$3,303,000	$3,416,000	$6,673,000	$5,801,000
License revenue	15,000	5,000	29,000	10,000
Total revenue	3,318,000	3,421,000	6,702,000	5,811,000
Cost of product revenue	1,846,000	2,202,000	3,815,000	4,289,000
Gross profit	1,472,000	1,219,000	2,887,000	1,522,000
Operating expenses:
Research and development	648,000	1,050,000	1,457,000	2,140,000
Selling, general and administrative	945,000	1,388,000	2,060,000	2,468,000
Total operating expenses	1,593,000	2,438,000	3,517,000	4,608,000
Loss from operations	(121,000)	(1,219,000)	(630,000)	(3,086,000)
Interest income	40,000	62,000	82,000	125,000
Loss before income tax benefit	(81,000)	(1,157,000)	(548,000)	(2,961,000)
Income tax benefit	—	—	154,000	—
Net loss	$(81,000)	$(1,157,000)	$(394,000)	$(2,961,000)

Basic and diluted net loss per common share	$(0.01)	$(0.12)	$(0.04)	$(0.30)
Shares used to calculate basic and diluted net loss per common share	9,941,121	9,934,280	9,937,719	9,934,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Six Months Ended
(Unaudited)

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(394,000)	$(2,961,000)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	496,000	544,000
Changes in operating assets and liabilities:
Accounts receivable	(907,000)	12,000
Inventories	(304,000)	940,000
Prepaid expenses and other current assets	71,000	85,000
Accounts payable	(439,000)	(189,000)
Accrued expenses	(700,000)	(101,000)
Customer deposit	(327,000)	—
Deferred revenue	579,000	551,000
Net cash used in operating activities	(1,925,000)	(1,119,000)

Cash flows from investing activities
Proceeds from sale of marketable securities	2,500,000	1,994,000
Purchase of marketable securities	—	(2,500,000)
Purchase of property and equipment	(133,000)	(42,000)
Note receivable from officer	—	75,000
Deposits	—	5,000
Net cash provided by (used in) investing activities	2,367,000	(468,000)

Cash flows from financing activities
Proceeds from exercise of stock options	9,000	—

Net cash provided by financing activities	9,000	—

Increase (decrease) in cash and cash equivalents	451,000	(1,587,000)
Cash and cash equivalents at beginning of period	11,002,000	9,065,000
Cash and cash equivalents at end of period	$11,453,000	$7,478,000

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2003 and the results of its operations for the quarter and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any future periods.  See “Risk Factors and Certain Factors Affecting Future Operating Results.”

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

The Company has no marketable securities at June 30, 2003.  At December 31, 2002 marketable securities classified as hold-to-maturity consists of the following:

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At June 30, 2003, the Company had stock options outstanding pursuant to three stock-based compensation plans.  The Company accounts for the awards granted pursuant to the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the awards granted under the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss
As reported	$(81,000)	$(1,157,000)	$(394,000)	$(2,961,000)
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(26,000)	(158,000)	(198,000)	(278,000)
Pro forma net loss	$(107,000)	$(1,315,000)	$(592,000)	$(3,239,000)
Basic and diluted net loss per share
As reported	$(0.01)	$(0.12)	$(0.04)	$(0.30)
Proforma	$(0.01)	$(0.13)	$(0.06)	$(0.33)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in the financial statements.  Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments.  The Company had no such other items of comprehensive income (loss) for the quarter and six months ended June 30, 2003 and 2002 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance.  The Company’s chief decision-making group consists of the chief executive officer, the chief financial officer and other officers of the Company.  Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Revenues by geographic location in total and as a percentage of total revenues are as follows for the quarter and six months ended June 30, 2003 and 2002, respectively:

	Quarter Ended June 30,
	2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,488,000	75.0%	$2,688,000	78.6%
Europe/Other	830,000	25.0	733,000	21.4
Total	$3,318,000	100.0%	$3,421,000	100.0%

	Six Months Ended June 30,
	2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$5,342,000	79.7%	$4,551,000	78.3%
Europe/Other	1,360,000	20.3	1,260,000	21.7
Total	$6,702,000	100.0%	$5,811,000	100.0%

Product revenue by significant customers as a percent of total revenues is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Bausch & Lomb	49.9%	42.2%	43.8%	47.1%
Boehringer Ingelheim	8.1%	16.6%	16.9%	15.1%
Advanced Medical Optics	14.4%	4.7%	14.9%	2.8%
Pharmaren AG	17.7%	11.6%	14.9%	8.9%
	90.1%	75.1%	90.5%	73.9%

4.              Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting earnings (loss) per share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period.  Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later.  The assumed proceeds are then used to purchase common shares at the average market price during the period.  For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share.  Accordingly, outstanding options of 324,086 and 126,875, at June 30, 2003 and 2002, respectively, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been antidilutive for those periods presented.

5.              Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$1,221,000	$1,239,000
Work-in-process	1,362,000	1,354,000
Finished goods	645,000	331,000
Total	$3,228,000	$2,924,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Notes Receivable from Officers

Notes receivable from officers of $59,000 at June 30, 2003 and December 31, 2002, consists of a loan made to one officer.  The note receivable from the officer accrues interest at 6.22%.  The note receivable was repaid in July 2003.

7.              Licensing and Distribution Agreements

In July 2000, the Company entered into a seven-year supply agreement (the “B&L Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, which was subsequently merged into Bausch & Lomb Incorporated.  Under the terms of the B&L Agreement the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  At June 30, 2003 and 2002, the deferred revenue under the B&L Agreement amounted to approximately $645,000 and $488,000, respectively.

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

9.              Guarantor Arrangements

In November of 2002, the FASB issued FIN No 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”  The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by the issuing the guarantee.  The interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on prospective basis for guarantees issued or modified after December 31,2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003.  The adoption of FIN No. 45 did not have a material effect consolidated financial statements of the Company.  The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

As permitted under Massachusetts law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company.  No indemnification shall be provided, however, for any person with respect to any matter as to which such person shall have be adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interest of the Company.  Such indemnification may include payment by the Company of expenses incurred in defending a civil or criminal action or proceeding in advance of the final disposition of such action or proceeding, including person to be indemnified that are no longer officers or directors of the Company, upon receipt of an undertaking by the person indemnified to repay such payment if such person shall be adjudicated to be not entitled to indemnification.  The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited.  However, the Company has purchased certain Directors’ and

Officers’ insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid.  As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification arrangements is minimal.

10.       New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not maintain any VIEs.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

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

Restatement of Results on January 28, 2003

On January 28, 2003, we announced a restatement of our previously-reported results for the three- and nine-month periods ended September 30, 2002.  The restatement involved revenue recognized for the sale in the third quarter of 2002 of certain units of HYVISC®.  A new “clean room” at our facility that at the time did not have a required regulatory approval for the manufacture of HYVISC from the Food and Drug Administration (FDA) was used in the production of these units.  Because the product was shipped in the absence of this regulatory approval, we determined, and our independent accountants concurred, that revenue from that sale should not have been recognized.  As a result of the restatement, revenue for the three and nine months ended September 30, 2002 was reduced by $326,000 and the net loss for those periods increased by $170,000, or $0.02 per share.  Total HYVISC inventory at September 30, 2002, was $173,000, which included $157,000 in HYVISC inventory from the restated transaction, and $17,000 in HYVISC inventory produced in the new clean room which was previously included in our pre-restatement inventory.  Included in our inventory at December 31, 2002 was $293,000 in HYVISC inventory produced in the new clean room.

In June 2003, we received regulatory approval to use the new clean room for the manufacture of HYVISC.  In addition, we received regulatory approval for the re-release of the HYVISC inventory manufactured using the new clean room prior to receipt of the regulatory approval.  The re-release of the HYVISC inventory was subject to certain conditions, including testing of the material and maintenance of certain records, which conditions were met.  In June we began shipping the re-released HYVISC inventory.  At June 30, 2003, $196,000 of the re-released HYVISC inventory remained in our total inventory valued at $3,228,000.

We had previously obtained all required regulatory approvals for the use of the new clean room in the manufacture of our products designed for human use: ORTHOVISC® (not approved for sale in the U.S.), AMVISC®, AMVISC® Plus, STAARVISC™-II, Shellgel™, and CoEase™.

Results of Operations

Product revenue.  Product revenue for the quarter ended June 30, 2003 was $3,303,000, a decrease of $113,000, or 3.3%, compared to $3,416,000 for the quarter ended June 30, 2002.  Product revenue for the six months ended June 30, 2003 was $6,673,000, an increase of $872,000, or 15%, compared to $5,801,000 for the six months ended June 30, 2002.  We derive a substantial portion of our revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical.  For the quarter ended June 30, 2003 and 2002, AMVISC product sales accounted for 49.9% and 42.2% of product revenue, respectively.  For the six months ended June 30, 2003 and 2002, AMVISC product sales accounted for 43.8% and 47.1% of product revenue, respectively.

	Quarter ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Ophthalmic Products	$2,203,000	$2,115,000	$4,178,000	$3,664,000
ORTHOVISC®	831,000	732,000	1,361,000	1,259,000
HYVISC®	269,000	569,000	1,134,000	878,000
	$3,303,000	$3,416,000	$6,673,000	$5,801,000

Ophthalmic product sales increased $88,000 and $514,000 for the quarter and six months ended June 30, 2003, respectively, compared to the same periods last year.  The increases are attributable to higher sales to Bausch & Lomb combined with a new distributor added during the second quarter of 2002.  ORTHOVISC sales increased $99,000 and $102,000 for the quarter and six months ended June 30, 2003 compared to the same periods last year primarily due to increased sales to our Turkish distributor offset principally by lower sales in Europe.  Sales of HYVISC decreased $300,000 for the second quarter of 2003 compared to the second quarter of 2002.  Sales of HYVISC increased $256,000 for the six months ended June 30, 2003 compared to the same period last year.  Sales of HYVISC were made to a single customer under an exclusive agreement.  The decrease in sales of HYVISC for the second quarter of 2003 are attributable to the timing of orders from our customer with higher shipments in the first quarter of 2003 compared to the first quarter of 2002 based on our customer’s orders and higher shipments in the second quarter of 2002 compared to second quarter of 2003 based on our customer’s orders.  The increase in sales of HYVISC for the six months ended June 30, 2003 includes additional shipments made during the first quarter to replace units shipped in the third quarter of 2002 which units we had subsequently voluntarily withdrawn from the market pending receipt of regulatory approval.  See the section captioned “Restatement of Results on January 28” discussed above.  Sales of HYVISC are expected to be lower for the remainder of 2003 compared to the first six months as a result of the additional units shipped during the first quarter of 2003 for distributor inventory replenishment necessary because of the withdrawal of the previously shipped units.

Licensing revenue.  Licensing revenue for the quarter ended June 30, 2003 was $15,000, an increase of $10,000 compared to $5,000 for the same period last year.  Licensing revenue for the six months ended June 30, 2003 was $29,000 an increase of $19,000 compared to $10,000 for the same period last year.  Licensing revenue includes the ratable recognition of up-front and maintenance payments on certain supply agreements with distributors of our ophthalmic products over the related terms of the applicable agreements.

Gross profit.  Gross profit for the quarter ended June 30, 2003 was $1,472,000, or 44.4% of revenue, an increase of $253,000, or 20.8%, from gross profit of $1,219,000, or 35.6% of revenue, for the quarter ended June 30, 2002.  Gross profit for the six months ended June 30, 2003 was $2,887,000, or 43.1% of revenue, an increase of $1,365,000, or 89.7%, from gross profit of $1,522,000, or 26.2% of revenue, for the six months ended June 30, 2002.  Gross profit for the quarter and six months ended June 30, 2003, as compared with same periods last year, benefited from improved manufacturing cost performance as a result of expense control and process improvement initiatives during 2002 combined with overall increased sales volumes and resulting manufacturing efficiencies.

Research & development.  Research and development expenses for the quarter ended June 30, 2003 was $648,000, a decrease of $402,000, or 38.3%, compared to $1,050,000 for the quarter ended June 30, 2002.  Research and development expenses for the six months ended June 30, 2003 was $1,457,000, a decrease of $683,000, or 31.9%, compared to $2,140,000 for the six months ended June 30, 2002.  Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development.  The decrease in research and development expenses during the quarter and six months ended June 30, 2003 is primarily attributable to a decrease in costs associated with the completion of our Phase III clinical trial for ORTHOVISC of $394,000 and $708,000, respectively.  In late May 2003 we completed compilation of the clinical data and submitted a PMA application to the FDA as a requirement for seeking U.S. market approval.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended June 30, 2003 was $945,000, a decrease of $443,000, or 31.9%, compared to $1,388,000 for the same period last year.  The decrease is attributable to a decrease in professional service fees of $316,000 primarily due to lower legal costs and a decrease in personnel-related costs of $143,000.  Selling, general and administrative expenses for the six months ended June 30, 2003 was $2,060,000, a decrease of $408,000, or 16.5%, compared to $2,468,000 for the same period last year.  The decrease is attributable to a decrease in professional service fees of $140,000 primarily attributable to lower legal costs, a decrease in personnel-related costs of $115,000, and a decrease in other outside services of $149,000.

Interest income.  Interest income for the quarter ended June 30, 2003 was $40,000, a decrease of $22,000 from $62,000 for the same period last year.  Interest income for the six months ended June 30, 2003 was $82,000, a decrease of $43,000 from $125,000 for the same period last year.  The decreases for the quarter and six months are primarily attributable to lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At June 30, 2003, cash, cash equivalents and marketable securities totaled $11.5 million compared to cash, cash equivalents and marketable securities of $13.5 million at December 31, 2002.

Cash used in operating activities was $1,925,000 for the six months ended June 30, 2003 compared with cash used in operating activities of $1,119,000 for the six months ended June 30, 2002.  Cash used in operating activities in the first six months of 2003 resulted primarily from our net loss of $394,000, increases in accounts receivable of $907,000 and inventories of $304,000 and decreases in customer deposit of $327,000 and other current liabilities of $1,139,000 and was partially offset by depreciation and amortization of $496,000 and an increase in deferred revenue of $579,000.  The increase in deferred revenue largely relates to unit pricing provisions under our supply agreement with Bausch & Lomb Surgical.  The increase in accounts receivable was primarily due to increased sales combined with the timing of collecting on certain payments from a customer which amounts were subsequently collected.  The increase in inventories includes the remaining re-released HYVISC inventory that was not sold combined with an increase in finished goods.  The customer deposit of $327,000 related to the payment from a customer for a sale in the third quarter of 2002 of certain units of HYVISC which was applied to new shipments of product during the first quarter of 2003.  In connection with our restatement of results for the three- and nine-month periods ended September 30, 2002, we determined that revenue from a certain third quarter 2002 sale should not have been recognized and as of December 31, 2002 recorded the payment related to the sale as a customer deposit to be applied against subsequent shipments to the customer.  See the section captioned “Restatement of Results on January 28, 2003” discussed above.

Cash provided by investing activities was $2,367,000 for the six months ended June 30, 2003 reflecting proceeds from the maturity of marketable securities partially offset by capital expenditures of $133,000 primarily for manufacturing equipment.  Cash used in investing activities of $468,000 for the six months ended June 30, 2002, primarily reflects the purchase of marketable securities, net of proceeds from the maturity of marketable securities, and capital expenditures of $42,000 primarily for manufacturing equipment, partially offset by the repayment of a note receivable from officer for $75,000.

Under the terms of our agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  In the fourth quarter of 2002 we recognized $839,000 of deferred revenue related to sales to Bausch & Lomb during the first three quarters of 2002.  For the six months ended June 30, 2003, we have deferred revenue of $645,000 related to sales to Bausch & Lomb which are subject to possible retroactive price adjustments when actual unit volume for the year becomes known.  If the total unit volume of sales of certain ophthalmic products for the year meets or exceeds levels fixed under our agreement with Bausch & Lomb we will be required to rebate to Bausch & Lomb, in the form of a cash payment, the amount deferred during the year.

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

We cannot assure you that we will record profits in future periods.  However, we believe that our cash and investments on hand will be sufficient to meet our cash requirements through at least the next twelve months.  See the section captioned “Risk Factors and Certain Other Factors Affecting Future Operating Results – History of Losses; Uncertainty of Future Profitability.”

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

The table below summarizes our contractual obligations of non-cancelable operating leases at June 30, 2003:

Amount
2003	$326,000
2004	99,000
2005	3,000
Total	$428,000

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We do not maintain any VIEs.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material effect on our financial statements.

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

In order to sell ORTHOVISC in the U.S., we will have to meet regulatory requirements for a Class III device as determined by the FDA.  Class III devices are those that generally must receive pre-market approval from the FDA (e.g.  life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution.  In order for us to commercially distribute ORTHOVISC in the U.S., we must obtain a Pre-Market Approval (PMA).  The PMA process can be expensive, uncertain and lengthy.  A number of devices for which PMAs have been sought have never been approved for marketing.  The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete.  We submitted a PMA application for ORTHOVISC in December 1997.  In October 1998, we were notified by the FDA that our PMA application for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC.  We submitted an Investigational Device Exemption (IDE) to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study.  We received initial results from the Phase III clinical trial in late May 2000 that we determined did not show sufficient efficacy to support the filing of a PMA application.  In February 2001, we commenced another Phase III clinical trial of ORTHOVISC.  We completed patient enrollment in May 2002, which included 373 patients in 24 centers in the U.S. and Canada and, in accordance with trial protocol, took six months to complete the follow-up on the final patients.  All of the patients completed the study in 2002.  We compiled the data and submitted a PMA application to the FDA in late May 2003 as a requirement for seeking U.S. market approval.  We cannot assure you that:

•                  any additional clinical data will support the efficacy of ORTHOVISC;

•                  we will complete any additional required clinical trials of ORTHOVISC;

•                  we will be able to successfully complete the FDA approval process;

•                  additional required clinical trials will support a PMA application and/or FDA approval in a timely manner or at all.

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

Our HA products under development, including a product for cosmetic tissue augmentation and INCERT®, a product designed to prevent surgical adhesions, have not obtained regulatory approval in the U.S. for commercial marketing and sale.  We believe that these products will be regulated as Class III medical devices and will require a PMA prior to marketing.  We cannot assure you that:

•                  we will begin or successfully complete clinical trials for these products;

•                  the clinical data will support the efficacy of these products;

•                  we will be able to successfully complete the FDA approval process;

•                  additional clinical trials will support a PMA application and/or FDA approval in a timely manner or at all.

We also cannot assure you that any delay in receiving FDA approvals will not adversely affect our competitive position.  Furthermore, even if we do receive FDA approval:

•                  the approval may include significant limitations on the indications and other claims sought for use for which the products may be marketed;

•                  the approval may include other significant conditions of approval such as post-market testing, tracking, or surveillance requirements;

•                  meaningful sales may never be achieved.

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

In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA’s Good Manufacturing Practices (GMP) regulations and, for medical devices, the FDA’s Quality System Regulations (QSR).  Ongoing compliance with QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA.  The FDA may inspect us and our facilities from time to time to determine whether we are in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices.  We cannot assure you that we will be able to comply with current or future FDA requirements applicable to the manufacture of products.

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

In addition to regulations enforced by the FDA, we are subject to other existing and future federal, state, local and foreign regulations.  International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  We cannot assure you that we will be able to achieve and/or maintain compliance required for Conformité Européenne marking (CE marking) or other foreign regulatory approvals for any or all of our products or that we will be able to produce our products in a timely and profitable manner while complying with applicable requirements.  Federal, state, local and foreign regulations regarding the manufacture and sale of medical products are subject to change.  We cannot predict what impact, if any, such changes might have on our business.

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

From our inception through December 31, 1996 and 1999 through June 30, 2003 we have incurred annual operating losses.  As of June 30, 2003, we had an accumulated deficit of approximately $14.8 million.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements.  Our ability to reach profitability is highly uncertain.  To achieve profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

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

Several of our products, including ORTHOVISC, will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA.  In late May 2000, our initial analysis of the results of our second Phase III clinical trial of ORTHOVISC did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval.  However, our analysis of our third Phase III clinical trial of ORTHOVISC included data we believe is worthy for FDA approval, and accordingly, we filed a PMA submission in late May 2003.  We cannot assure you that:

•                  any additional clinical data will support the efficacy of ORTHOVISC,

•                  we will begin or complete clinical trials of our HA products under development or complete any additional clinical trials of ORTHOVISC,

•                  we will be able to successfully complete the FDA approval process for either ORTHOVISC our HA products under development,

•                  additional ORTHOVISC clinical trials or clinical trials for our HA products under development will support a PMA application and/or FDA approval in a timely manner, or at all.

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

We have not yet achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and we cannot assure you that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb.  Under the terms of the B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  Accordingly, unit prices for sales occurring in the six months ended June 30, 2003 are subject to possible retroactive price adjustments when the actual annual unit volume becomes known.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  In the fourth quarter of 2002 product revenue included the recognition of $839,000 of revenue related to sales of AMVISC to Bausch & Lomb, which had been previously deferred during the first three quarters of the year.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  For the first half of 2003 we have deferred revenue of $645,000 related to sales of AMVISC to Bausch & Lomb.  Based on current forecasts of the relevant ophthalmic products provided to us, recognition of this deferred revenue in the fourth quarter of 2003 and consequently expected total revenue from sales to B&L for 2003 is indeterminable.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the six months ended June 30, 2003 and 2002, sales of AMVISC products to Bausch & Lomb accounted for 43.8% and 47.1% of our overall product revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

We have established marketing and distribution relationships for ORTHOVISC in Canada, Turkey and other Middle-Eastern countries as well as certain European countries.  We are continuing to seek to establish long-term distribution relationships in those other regions not currently covered, but can give no assurances that we will be successful in doing so.  We filed a PMA submission with the FDA for ORTHOVSIC in late May 2003 and are currently focusing on establishing a relationship with a U.S. distribution or collaboration partner.  We cannot assure you that we will be able to identify or engage appropriate partners in the U.S., should we receive marketing approval for ORTHOVISC, or elsewhere in the world or effectively transition to any such partners.  We cannot assure you that we will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

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

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others.  The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions.  We cannot assure you that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others.  In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (PTO) to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions.  Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management’s attention away from our operations.  Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming.  We cannot assure you that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable.  An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights.  If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party.  Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot assure you that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

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

Pursuant to the B&L Agreement, we have agreed to transfer to Bausch & Lomb, upon expiration of the term of the B&L agreement on December 31, 2007, or in connection with earlier termination in certain circumstances, our manufacturing process, know-how and technical information, which relate only to AMVISC products.  Upon expiration of the B&L Agreement, we cannot assure you that Bausch & Lomb will continue to use us to manufacture AMVISC and AMVISC Plus.  If Bausch & Lomb discontinues the use of us as a manufacturer after such time, our business, financial condition, and results of operations would likely be materially and adversely affected.

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

We had cash, cash equivalents and marketable securities of approximately $11.5 million as of June 30, 2003.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

During the years ended December 31, 2002 and 2001, approximately, 18% and 28%, respectively, of our product sales were sold to international distributors.  During the six months ended June 30, 2003 and 2002 approximately 20% and 22%, respectively, of our product sales were sold to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  We sell our ORTHOVISC product to a European sales and marketing company for supply of the Turkish market.  The Turkish economic situation has been volatile and the impacts of this volatility on future sales of ORTHOVISC are uncertain.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

Our stock price has been and may remain highly volatile, and we cannot assure you that market making in our common stock will continue.

The market price of shares of our common stock may be highly volatile.  Factors such as announcements of new commercial products or technological innovations by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, filings with governmental agencies, developments in patent or other proprietary rights, public concern as to the safety of products developed by us and general market conditions may have a significant effect on the market price of our common stock.  In particular, our stock price declined significantly in October 1998 following our announcement that the FDA had notified us that its PMA for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC.  The stock price declined again in May 2000 following our announcements that initial analysis of results from the Phase III clinical trial of ORTHOVISC did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval, and that the SEC had issued a formal order of investigation and required us to provide information in connection with certain revenue recognition matters.  During the past six months, our stock price has increased by as much as 300% in the aggregate with relatively high trading volume.  The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond our control.  In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies.  Our operating results in future quarters may be below the expectations of equity research analysts and investors.  In such event, the price of our common stock would likely decline, perhaps substantially.

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

Our common stock is currently traded on the Nasdaq National Market.  Under NASDAQ’s listing maintenance standards, if the minimum bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it is delisting our common stock from NASDAQ.  If the minimum bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, our common stock may be delisted from trading on NASDAQ.  During periods of the last twelve months our common stock traded at or near $1.00 per share.  There is a risk that our common stock will not meet NASDAQ’s listing maintenance standards and fail to remain eligible for trading on the NASDAQ.  If our common stock is delisted, the delisting would most likely have a material adverse effect on the price of our common stock and your ability to sell any of our common stock at all would be severely limited.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the year ended December 31, 2002, Bausch & Lomb accounted for 59% of product revenues and 67% of our accounts receivable balance and Pharmaren (an affiliate of Biomeks), our distributor in Turkey, accounted for 10% of product revenues and 0% of our accounts receivable balance.  For the six months ended June 30, 2003, four customers accounted for 90.5% of product revenues and 91.4% of our accounts receivable balance.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  On March 11, 2002, Bausch & Lomb’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  Product revenue in the future may continue to be adversely impacted by economic uncertainties associated with the Turkish market.

The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We, through our distributors, distribute ORTHOVISC in territories such as Canada, U.K., Spain, Portugal, Turkey, Israel and Greece.  Marketing efforts in these countries have been and may continue to be negatively affected by the lack of pre-market approval from the FDA.  We cannot assure you that past ORTHOVISC sales levels will be maintained or that sales will occur at all in these countries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter and six months ended June 30, 2003.  Currently, the Company does not engage in foreign currency hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As required by Securities Exchange Act Rule 13a-15, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be included in this Quarterly Report on Form 10-Q is made known to them by others within the Company on a timely basis.

The Company is currently are in the process of further reviewing and documenting its disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

Changes in Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, “Legal Matters” of the consolidated financial statements.  The description of such matters is incorporated herein by reference to such financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 4, 2003, we held our 2003 Annual Meeting of Stockholders.  At our annual meeting, stockholders were asked to consider two proposals:

1.               to elect two (2) Class I Directors, each to serve until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; and

2.               to approve the Anika Therapeutics, Inc. 2003 Stock Option and Incentive Plan authorizing the issuance of up to 1,500,000 shares of Common stock.

With respect to proposal 1, Joseph L. Bower and Eugene A. Davidson, Ph.D., were nominated as Class I Directors of Anika.  Drs. Bower and Davidson each received 9,410,540 shares voted in favor of his election and 180,323 votes were withheld.  Drs. Bower and Davidson were therefore elected as Class I Directors.  Samuel F. McKay and Harvey S. Sadow, Ph.D. (Class II Directors), and Steven E. Wheeler and Charles H. Sherwood, Ph.D. (Class III Directors) continued to serve their respective terms after the Annual Meeting.

With respect to proposal 2, the Board of Directors adopted the 2003 Stock Option and Incentive Plan for officers, employees, independent directors and other key person of Anika and its subsidiaries, subject to the approval of the 2003 Stock Option and Incentive Plan by our stockholders.  The 2003 Stock Option and Incentive Plan received 3,519,291 shares voted in favor of the proposal, 1,320,972 shares voted against the proposal and 39,699 shares abstained.  The Stock Option and Incentive Plan was therefore approved by our shareholders.

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

3.5

Amendment to the Amended and Restated Articles of Organization of the Company, (incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the quarterly period ending June 30, 1998 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 1998).

3.6

Amendment to the Amended and Restated Articles of Organization of the Company, (incorporated herein by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002).

3.7

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

	(10)	Material Contracts

* 10.35		Change in Control, Bonus and Severance Agreement dated June 9, 2003 by and between the Company and Francesco (Frank) J. Luppino.

	(11)	Statement Regarding the Computation of Per Share Earnings

11.1		See Note 4 to the Financial Statements included herewith.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

* 31.1		Certification of Charles H. Sherwood, Ph.D.
* 31.2		Certification of William J. Knight

	(32)	Section 1350 Certifications

** 32.1		Section 1350 Certification of Charles H. Sherwood, Ph.D. and William J. Knight

*                                                     Filed herewith

**                                              Furnished herewith

(b)                                             Reports on Form 8-K:

The Registrant filed the following Current Report on Form 8-K during the quarter ended June 30, 2003:

1.               Current Report on Form 8-K filed May 6, 2003, attaching a press release announcing financial results for the first quarter of 2003 pursuant to Item 12 - Results of Operations and Financial Conditions in accordance with the interim guidance provided by the SEC pursuant to SEC Release No. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

August 14, 2003	By:	/s/ William J. Knight
William J. Knight Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)