Form 10-Q
period 2003-09-30
ANIKA THERAPEUTICS INC
filed 2003-11-14
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. At November 5, 2003 there were 9,986,405 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,611,000	$11,002,000
Restricted cash	253,000	—
Marketable securities	—	2,500,000
Accounts receivable, net of reserves of $29,000 and $35,000 at September 30, 2003 and December 31, 2002, respectively	1,909,000	1,198,000
Inventories	3,342,000	2,924,000
Prepaid expenses and other current assets	141,000	320,000
Total current assets	18,256,000	17,944,000
Property and equipment, at cost	9,785,000	9,619,000
Less: accumulated depreciation	(8,427,000)	(7,679,000)
	1,358,000	1,940,000
Long-term deposits	143,000	143,000
Notes receivable from officer	—	59,000
Total assets	$19,757,000	$20,086,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$428,000	$845,000
Accrued expenses	1,145,000	1,703,000
Customer Deposit	—	327,000
Deferred revenue	1,030,000	147,000
Total current liabilities	2,603,000	3,022,000

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,991,943 shares issued September 30, 2003 and December 31, 2002	100,000	100,000
Additional paid-in capital	31,572,000	31,640,000
Treasury stock, at cost, 30,538 shares at September 30, 2003 and 57,663 shares at December 31, 2002	(148,000)	(280,000)
Accumulated deficit	(14,370,000)	(14,396,000)
Total stockholders’ equity	17,154,000	17,064,000
Total liabilities and stockholders’ equity	$19,757,000	$20,086,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Product revenue	$3,666,000	$2,889,000	$10,339,000	$8,690,000
License revenue	22,000	16,000	51,000	26,000
Total revenue	3,688,000	2,905,000	10,390,000	8,716,000
Cost of product revenue	1,930,000	1,975,000	5,745,000	6,264,000
Gross profit	1,758,000	930,000	4,645,000	2,452,000
Operating expenses:
Research and development	482,000	999,000	1,939,000	3,139,000
Selling, general and administrative	885,000	900,000	2,945,000	3,368,000
Total operating expenses	1,367,000	1,899,000	4,884,000	6,507,000
Income (loss) from operations	391,000	(969 ,000)	(239,000)	(4,055,000)
Interest income	29,000	61,000	111,000	186,000
Income (loss) before income tax benefit	420,000	(908,000)	(128,000)	(3,869,000)
Income tax benefit	—	—	154,000	—
Net income (loss)	$420,000	$(908,000)	$26,000	$(3,869,000)

Basic net income (loss) per common share	$0.04	$(0.09)	$—	$(0.39)
Shares used to calculate net income (loss) per common share	9,959,904	9,934,280	9,945,195	9,934,280
Diluted net income (loss) per common share	$0.04	$(0.09)	$—	$(0.39)
Shares used to calculate diluted net income (loss) per common share	10,422,066	9,934,280	10,271,681	9,934,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income (loss)	$26,000	$(3,869,000)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation	748,000	820,000
Reserve for uncollectible accounts	—	10,000
Changes in operating assets and liabilities:
Accounts receivable	(711,000)	254,000
Inventories	(418,000)	794,000
Prepaid expenses and other current assets	179,000	230,000
Accounts payable	(417,000)	(178,000)
Accrued expenses	(558,000)	(56,000)
Customer deposit	(327,000)	—
Deferred revenue	883,000	945,000
Net cash used in operating activities	(595,000)	(1,050,000)

Cash flows from investing activities
Proceeds from sale of marketable securities	2,500,000	4,494,000
Purchase of marketable securities	—	(5,000,000)
Restricted cash	(253,000)	(313,000)
Purchase of property and equipment	(166,000)	(75,000)
Note receivable from officer	59,000	75,000
Deposits	—	5,000
Net cash provided by (used in) investing activities	2,140,000	(814,000)

Cash flows from financing activities
Proceeds from exercise of stock options	64,000	—

Net cash provided by financing activities	64,000	—

Increase (decrease) in cash and cash equivalents	1,609,000	(1,864,000)
Cash and cash equivalents at beginning of period	11,002,000	9,065,000
Cash and cash equivalents at end of period	$12,611,000	$7,201,000

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2003, the results of its operations for the quarter and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any future periods.  See “Risk Factors and Certain Factors Affecting Future Operating Results.”

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

The Company has no marketable securities at September 30, 2003.  At December 31, 2002 marketable securities classified as hold-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value

Municipal bond (due in one year or less)	$2,500,000	$2,000	$2,502,000

Revenue Recognition

Product revenue is recognized upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable.  Amounts billed or collected prior to recognition of revenue are classified as deferred revenue.  When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices.  Under the Company’s agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all of its customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the potential contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  ORTHOVISC has been sold through several distribution arrangements as well as outsource order-processing arrangements  (“logistic agents”).  Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.  The Company recognizes non-refundable upfront or milestone payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At September 30, 2003, the Company had stock options outstanding pursuant to three stock-based compensation plans.  The Company accounts for the awards granted pursuant to the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the awards granted under the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)
As reported	$420,000	$(908,000)	$26,000	$(3,869,000)
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(86,000)	(67,000)	(284,000)	(345,000)
Pro forma net income (loss)	$334,000	$(975,000)	$(258,000)	$(4,214,000)
Basic net income (loss) per share
As reported	$0.04	$(0.09)	$—	$(0.39)
Proforma	$0.03	$(0.10)	$(0.03)	$(0.42)
Diluted net income (loss) per share
As reported	$0.04	$(0.09)	$—	$(0.39)
Proforma	$0.03	$(0.10)	$(0.03)	$(0.42)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in the financial statements.  Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments.  The Company had no such other items of comprehensive income (loss) for the quarter and nine months ended September 30, 2003 and 2002 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance.  The Company’s chief decision-making group consists of the chief executive officer, the chief financial officer and other officers of the Company.  Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Revenues by geographic location in total and as a percentage of total revenues are as follows for the quarter and nine months ended September 30, 2003 and 2002, respectively:

	Quarter Ended September 30,
	2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$2,862,000	77.6%	$2,429,000	83.6%
Europe/Other	826,000	22.4	476,000	16.4
Total	$3,688,000	100.0%	$2,905,000	100.0%

	Nine Months Ended September 30,
	2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$8,203,000	78.9%	$6,981,000	80.1%
Europe/Other	2,187,000	21.1	1,735,000	19.9
Total	$10,390,000	100.0%	$8,716,000	100.0%

Product revenue by significant customers as a percent of total revenues is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Bausch & Lomb	48.5%	67.5%	45.4%	53.9%
Boehringer Ingelheim	9.8%	1.3%	14.4%	10.5%
Advanced Medical Optics	13.9%	14.3%	14.5%	6.6%
Pharmaren AG	15.8%	13.0%	15.2%	10.2%
	88.0%	96.1%	89.5%	81.2%

4.              Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings (loss) per share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period.  Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later.  The assumed proceeds are then used to purchase common shares at the average market price during the period.  For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share.

Shares used in calculating basic and diluted earnings per share for the quarter and nine month periods ending September 30, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of shares of common stock outstanding	9,959,904	9,934,280	9,945,195	9,934,280
Dilutive stock options	462,162	—	326,486	—
Shares used in calculating diluted earnings per share	10,422,066	9,934,280	10,271,681	9,934,280

Outstanding stock options to purchase approximately 768,000 shares at September 30, 2002, are excluded from the calculation of diluted weighted average shares outstanding because to include them would have been anitdilutive.  Options to purchase approximately 348,000 shares were outstanding at September 30, 2003, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

5.              Restricted Cash

At August 26, 2003, in connection with the issuance of an irrevocable letter of credit to one of the Company’s vendors the Company had deposited $253,000 with its bank to collateralize the letter of credit.  These funds are restricted from the Company’s use during the term of the letter of credit, which by its terms was to expire in November 2003, although the Company is entitled to all interest earned on the funds.  On October 24, 2003, the letter of credit was drawn upon by the Company’s vendor and the restriction on the funds was released.

6.              Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$1,164,000	$1,239,000
Work-in-process	1,548,000	1,354,000
Finished goods	630,000	331,000
Total	$3,342,000	$2,924,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.              Notes Receivable from Officers

Notes receivable from officers of $59,000 at December 31, 2002, consisted of a loan made to one officer and was repaid in full in July 2003.  The note receivable from the officer accrued interest at 6.22%.

8.              Licensing and Distribution Agreements

In July 2000, the Company entered into a seven-year supply agreement (the “B&L Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, which was subsequently merged into Bausch & Lomb Incorporated.  Under the terms of the B&L Agreement the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  At September 30, 2003 and 2002, the deferred revenue under the B&L Agreement amounted to approximately $895,000 and $839,000, respectively.

9.              Legal Matters

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

10.       Guarantor Arrangements

In November of 2002, the FASB issued FIN No 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5,  57 and 107 and rescission of FASB Interpretation No. 34.”  The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by the issuing of the guarantee.  The interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have a material effect on the consolidated financial statements of the Company.  The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

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

11.       New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after December 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.  The Company does not maintain any VIEs.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests).  For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests).  For mandatorily redeemable instruments of non-public entities, SFAS 150 is effective for fiscal periods beginning after December 15, 2003.  The provisions of SFAS 150 thus far have not had a material effect on the Company's financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company's financial statements.

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

•                  our efforts to increase sales of our products;

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

Statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  Our actual results, performance or achievement could differ materially from anticipated results, performance or achievement, expressed or implied in such forward-looking statements.  Such forward looking statements are based upon the current assumptions and beliefs of management and are only expectations of future results.  Additional factors that might cause such a difference are set forth herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 12of this Quarterly Report on form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

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

In June 2003, we received regulatory approval to use the new clean room for the manufacture of HYVISC.  In addition, we received regulatory approval for the re-release of the HYVISC inventory manufactured using the new clean room prior to receipt of the regulatory approval.  The re-release of the HYVISC inventory was subject to certain conditions, including testing of the material and maintenance of certain records, which conditions were met.  In June we began shipping the re-released HYVISC inventory.  At September 30, 2003, $45,000 of the re-released HYVISC inventory remained in our total inventory valued at $3,342,000.

We had previously obtained all required regulatory approvals for the use of the new clean room in the manufacture of our products designed for human use: ORTHOVISC® (not approved for sale in the U.S.), AMVISC®, AMVISC® Plus, STAARVISC™-II, Shellgel™, and CoEase™.

Results of Operations

Product revenue.  Product revenue for the quarter ended September 30, 2003 was $3,666,000, an increase of $777,000, or 26.9%, compared to $2,889,000 for the quarter ended September 30, 2002.  Product revenue for the nine months ended September 30, 2003 was $10,339,000, an increase of $1,649,000, or 19.0%, compared to $8,690,000 for the nine months ended September 30, 2002.  We derived a substantial portion of our revenue from the sale of AMVISC and AMVISC Plus to Bausch & Lomb Surgical.  For the quarter ended September 30, 2003 and 2002, AMVISC product sales accounted for 48.5% and 67.5% of product revenue, respectively.  For the nine months ended September 30, 2003 and 2002, AMVISC product sales accounted for 45.4% and 53.9% of product revenue, respectively.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Ophthalmic Products	$2,480,000	$2,374,000	$6,658,000	$6,038,000
ORTHOVISC®	826,000	478,000	2,187,000	1,737,000
HYVISC®	360,000	37,000	1,494,000	915,000
	$3,666,000	$2,889,000	$10,339,000	$8,690,000

Ophthalmic product sales increased $106,000 and $620,000 for the quarter and nine months ended September 30, 2003, respectively, compared to the same periods last year.  The increase for the current quarter is attributable to increased sales to all of our distributors partially offset by a decrease in sales to Bausch and Lomb.  For the nine months ended September 30, 2003, the increase is primarily attributable to a new distributor added during the second quarter of 2002 combined with higher sales to Bausch & Lomb.  ORTHOVISC sales increased $348,000 and $450,000 for the quarter and nine months ended September 30, 2003 compared to the same periods last year.  The increase for the current quarter is primarily due to increased sales to our Turkish distributor and increased sales in Europe.  For the nine months ended September 30, 2003, the increase is due to increased sales to our Turkish distributor offset principally by lower sales in Europe.  Sales of HYVISC increased $323,000 and $579,000 for the quarter and nine months ended September 30, 2003 compared to the same periods last year.  Sales of HYVISC were made to a single customer under an exclusive agreement.  In the third quarter of 2002 certain shipped units of HYVISC were subsequently voluntarily withdrawn from the market pending receipt of regulatory approval.  As a result, the related revenue, which amounted to $326,000, previously recognized for the quarter was reversed.  See the section captioned “Restatement of Results on January 28, 2003” discussed above.  The increase in sales of HYVISC for the nine months ended September 30, 2003 includes additional shipments made during the first quarter 2003 to replace units shipped in the third quarter of 2002 which were subsequently voluntarily withdrawn.

Licensing revenue.  Licensing revenue for the quarter ended September 30, 2003 was $22,000, an increase of $6,000 compared to $16,000 for the same period last year.  Licensing revenue for the nine months ended September 30, 2003 was $51,000 an increase of $25,000 compared to $26,000 for the same period last year.  Licensing revenue includes the ratable recognition of up-front and maintenance payments on certain supply agreements with distributors of our ophthalmic products over the related terms of the applicable agreements.

Gross profit.  Gross profit for the quarter ended September 30, 2003 was $1,758,000, or 47.7% of revenue, an increase of $828,000, or 89.0%, from gross profit of $930,000, or 32.0% of revenue, for the quarter ended September 30, 2002.  Gross profit for the nine months ended September 30, 2003 was $4,645,000, or 44.7% of revenue, an increase of $2,193,000, or 89.4%, from gross profit of $2,452,000, or 28.1% of revenue, for the nine months ended September 30, 2002.  Gross profit for the quarter and nine months ended September 30, 2003, as compared with same periods last year, benefited from improved manufacturing cost performance as a result of expense control and process improvement initiatives during 2002 combined with overall increased sales volumes and resulting manufacturing efficiencies.

Research & development.  Research and development expenses for the quarter ended September 30, 2003 was $482,000, a decrease of $517,000, or 51.7%, compared to $999,000 for the quarter ended September 30, 2002.  Research and development expenses for the nine months ended September 30, 2003 was $1,939,000, a decrease of $1,200,000, or 38.2%, compared to $3,139,000 for the nine months ended September 30, 2002.  Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development.  The decrease in research and development expenses during the quarter and nine months ended September 30, 2003 is primarily attributable to a decrease in expenditures associated with the completion of our Phase III clinical trial for ORTHOVISC of $535,000 and $1,243,000, respectively.  In late May 2003 we completed compilation of the clinical data and submitted a PMA application to the FDA as a requirement for seeking U.S. market approval.

Our in-house research and development efforts relate to INCERT®, a product designed to prevent surgical adhesions, products for the cosmetic tissue augmentation market, as well as second-generation versions of our existing ophthalmic and osteoarthritis products, as well as other therapeutics applications of HA.  We intend to enter a pilot human clinical trial for INCERT in late 2003 or early 2004 and enter into a clinical trial with a product for cosmetic tissue augmentation in 2004.  As a result of these ongoing efforts, research and development expense may increase in the fourth quarter of 2003 compared to the third quarter and for the year ending December 31, 2004 compared to 2003.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended September 30, 2003 was $885,000, a decrease of $15,000, or 1.6%, compared to $900,000 for the same period last year.  Selling, general and administrative expenses for the nine months ended September 30, 2003 was $2,945,000, a decrease of $423,000, or 12.6%, compared to $3,368,000 for the same period last year.  The decrease is attributable to a decrease in professional service fees of $191,000 primarily attributable to lower legal costs, a decrease in personnel-related costs of $57,000, and a decrease in other outside services of $130,000.

Interest income.  Interest income for the quarter ended September 30, 2003 was $29,000, a decrease of $32,000 from $61,000 for the same period last year.  Interest income for the nine months ended September 30, 2003 was $111,000, a decrease of $75,000 from $186,000 for the same period last year.  The decreases for the quarter and nine months are primarily attributable to lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At September 30, 2003, cash, cash equivalents, restricted cash and marketable securities totaled $12.9 million compared to cash, cash equivalents and marketable securities of $13.5 million at December 31, 2002.

Cash used in operating activities was $595,000 for the nine months ended September 30, 2003 compared with cash used in operating activities of $1,050,000 for the nine months ended September 30, 2002.  Cash used in operating activities in the first nine months of 2003 resulted primarily from increases in accounts receivable of $711,000 and inventories of $418,000 and decreases in customer deposit of $327,000 and other current liabilities of $975,000 and was partially offset by net income of $26,000, depreciation and amortization of $748,000 and an increase in deferred revenue of $883,000.  The increase in deferred revenue largely relates to unit pricing provisions under our supply agreement with Bausch & Lomb Surgical.  The increase in accounts receivable was primarily due to increased sales combined with the timing of collecting on certain payments from a customer which amounts were subsequently collected.  The increase in inventories is primarily due to an increase in finished goods.  The customer deposit of $327,000 related to the payment from a customer for a sale in the third quarter of 2002 of certain units of HYVISC which was applied to new shipments of product during the first quarter of 2003.  In connection with our restatement of results for the three- and nine-month periods ended September 30, 2002, we determined that revenue from a certain third quarter 2002 sale should not have been recognized and as of December 31, 2002 recorded the payment related to the sale as a customer deposit to be applied against subsequent shipments to the customer.  See the section captioned “Restatement of Results on January 28, 2003” discussed above.

Cash provided by investing activities was $2,140,000 for the nine months ended September 30, 2003 reflecting proceeds from the maturity of marketable securities and repayment in full of a note receivable from officer of $59,000, partially offset by an increase in restricted cash of $253,000 and capital expenditures of $166,000, primarily for manufacturing and computer equipment.  Cash used in investing activities of $814,000 for the nine months ended September 30, 2002, primarily reflects the purchase of marketable securities, net of proceeds from the maturity of marketable securities, an increase in restricted cash of $313,000 and capital expenditures of $75,000, primarily for manufacturing equipment, partially offset by the repayment in full of a note receivable from officer for $75,000.

Under the terms of our agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  In the fourth quarter of 2002 we recognized $839,000 of deferred revenue related to sales to Bausch & Lomb during the first three quarters of 2002.  For the nine months ended September 30, 2003, we have deferred revenue of approximately $846,000 related to sales to Bausch & Lomb which are subject to possible retroactive price adjustments when actual unit volume for the year becomes known.  If the total unit volume of sales of certain ophthalmic products for the year meets or exceeds levels fixed under our agreement with Bausch & Lomb we will be required to rebate to Bausch & Lomb, in the form of a cash payment, the amount deferred during the year.  As of the date of this filing, we expect, but cannot be certain, that total unit volume of sales of certain ophthalmic products will be below levels fixed under our agreement with Bausch & Lomb.  If these expectations are accurate, deferred revenue related to sales to Bausch & Lomb for the first three quarters of 2003 amounting to approximately $846,000 is expected to be recognized in the fourth quarter of 2003.

Contractual Obligations and Other Commercial Commitments

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases.  We have no material commitments for purchases of inventories or property and equipment.  We expect to make additional investments in our operations through increased inventory levels and higher balances in accounts receivable for the remainder of 2003 compared to the same period in 2002 in addition to further capital expenditures in 2003 for small equipment, computers and software, and furniture and fixtures associated with our business operations.  To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources.  Any additional financing may not be made available to us or may not be available on acceptable terms should such a need arise.

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

•                  the terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us; and

•                  the cost of maintaining adequate inventory levels to meet current and future product demands.

We cannot assure you that we will record profits in future periods.  However, we believe that our cash and investments on hand will be sufficient to meet our cash requirements through at least the next twelve months.  See the section captioned “Risk Factors and Certain Other Factors Affecting Future Operating Results — History of Losses; Uncertainty of Future Profitability.”

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

The table below summarizes our contractual obligations of non-cancelable operating leases at September 30, 2003:

Amount
2003	$171,000
2004	683,000
2005	601,000
2006	599,000
2007	599,000
Thereafter	699,000
Total	$3,352,000

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after December 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.  We do not maintain any VIEs.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests).  For all instruments that existed prior to May 31, 2003, the standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests).  For mandatorily redeemable instruments of non-public entities, SFAS 150 is effective for fiscal periods beginning after December 15, 2003.  The provisions of SFAS 150 thus far have not had a material effect on our financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on our financial statements.

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

In order to sell ORTHOVISC in the U.S., we will have to meet regulatory requirements for a Class III device as determined by the FDA.  Class III devices are those that generally must receive pre-market approval from the FDA (e.g.  life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices) and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution.  In order for us to commercially distribute ORTHOVISC in the U.S., we must obtain a Pre-Market Approval (PMA).  The PMA process can be expensive, uncertain and lengthy.  A number of devices for which PMAs have been sought have never been approved for marketing.  The review of an application often occurs over a protracted time period, potentially taking two years or more from the filing date to complete.  We submitted a PMA application for ORTHOVISC in December 1997.  In October 1998, we were notified by the FDA that our PMA application for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC.  We initially submitted an Investigational Device Exemption (IDE) to the FDA in February 1999 and received approval in late March 1999 to commence a second Phase III clinical study.  We received initial results from the Phase III clinical trial in late May 2000 that we determined did not show sufficient efficacy to support the filing of a PMA application.  In February 2001, we commenced another Phase III clinical trial of ORTHOVISC.  We completed patient enrollment in May 2002, which included 373 patients in 24 centers in the U.S. and Canada and, in accordance with trial protocol, took six months to complete the follow-up on the final patients.  All of the patients completed the study in 2002.  We compiled the data and submitted a PMA application to the FDA in late May 2003 as a requirement for seeking U.S. market approval.  We cannot assure you that:

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

•                  we may not be able to a significant share of the U.S. market or achieve meaningful sales of ORTHOVISC in the U.S.

Our HA products under development, including a product for the cosmetic tissue augmentation market, INCERT®, a product designed to prevent surgical adhesions, and second-generation versions of our existing ophthalmic and osteoarthritis products, have not obtained regulatory approval in the U.S. for commercial marketing and sale.  We believe that these products will be regulated as Class III medical devices and will require a PMA prior to marketing.  We cannot assure you that:

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

From our inception through December 31, 1996, and for the years ended December 31, 1999 through December 31, 2002, we have incurred annual operating losses.  As of September 30, 2003, we had an accumulated deficit of approximately $14.4 million.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and to establish sales and marketing capabilities or distribution arrangements.  Our ability to reach or maintain profitability is highly uncertain.  To achieve and maintain profitability, we must, among other things, successfully complete development of certain of our products, obtain regulatory approvals and establish sales and marketing capabilities or distribution arrangements for certain of our products.

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

We have not yet achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and we cannot assure you that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from Bausch & Lomb.  Under the terms of the B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  Accordingly, unit prices for sales occurring in the nine months ended September 30, 2003 are subject to possible retroactive price adjustments when the actual annual unit volume becomes known.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  In the fourth quarter of 2002 product revenue included the recognition of $839,000 of revenue related to sales of AMVISC to Bausch & Lomb, which had been previously deferred during the first three quarters of the year.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  For the first nine months of 2003 we have deferred revenue of $895,000 related to sales of AMVISC to Bausch & Lomb.  Based on current forecasts of the relevant ophthalmic products provided to us through the date of this filing, we expect to, but cannot be certain that we will, recognize approximately $846,000 of this deferred revenue in the fourth quarter of 2003.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the nine months ended September 30, 2003 and 2002, sales of AMVISC products to Bausch & Lomb accounted for 45.4% and 53.9% of our overall product revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

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

We had cash, cash equivalents, restricted cash and marketable securities of approximately $12.9 million as of September 30, 2003.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

•      the terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us; and

•      the cost of maintaining adequate inventory levels to meet current and future product demands.

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

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us.  We experienced a number of management changes in 2001 and as of April 2, 2002, Dr. Sherwood, previously President and Chief Operating Officer was appointed our company’s Chief Executive Officer.  As of July 8, 2002, we appointed a new Chief Financial Officer.  As of October 25, 2002, the Senior Vice President of Sales and Marketing’s employment with our company was terminated and on March 17, 2003, we appointed a new Vice President of Sales and Marketing.  There can be no assurances that such management changes will not adversely affect our business.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel.  We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations.  In addition, our continued growth and achievement of our business objectives will depend on requisite and timely additions to our management, scientific, and managerial and manufacturing personnel.  We cannot assure you that we will be successful in hiring or retaining the personnel we require.  The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the years ended December 31, 2002 and 2001, approximately, 18% and 28%, respectively, of our product sales were sold to international distributors.  During the nine months ended September 30, 2003 and 2002 approximately 21% and 20%, respectively, of our product sales were sold to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

Our stock price has been and may remain highly volatile, and we cannot assure you that market making in our common stock will continue.

The market price of shares of our common stock may be highly volatile.  Factors such as announcements of new commercial products or technological innovations by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, filings with governmental agencies, developments in patent or other proprietary rights, public concern as to the safety of products developed by us and general market conditions may have a significant effect on the market price of our common stock.  In particular, our stock price declined significantly in October 1998 following our announcement that the FDA had notified us that its PMA for ORTHOVISC was not approvable and that additional clinical data would be required to demonstrate the effectiveness of ORTHOVISC.  The stock price declined again in May 2000 following our announcements that initial analysis of results from the Phase III clinical trial of ORTHOVISC did not show sufficient efficacy to support the filing of a PMA application to obtain FDA approval, and that the SEC had issued a formal order of investigation and required us to provide information in connection with certain revenue recognition matters.  During the past nine months, our stock price has increased by as much as 500% in the aggregate with relatively high trading volume.  The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond our control.  In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies.  Our operating results in future quarters may be below the expectations of equity research analysts and investors.  In such event, the price of our common stock would likely decline, perhaps substantially.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the year ended December 31, 2002, Bausch & Lomb accounted for 59% of product revenues and 67% of our accounts receivable balance and Pharmaren (an affiliate of Biomeks), our distributor in Turkey, accounted for 10% of product revenues and 0% of our accounts receivable balance.  For the nine months ended September 30, 2003, four customers accounted for 89.5% of product revenues and 91.3% of our accounts receivable balance.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  On March 11, 2002, Bausch & Lomb’s senior debt and short-term debt ratings were downgraded.  Although Bausch & Lomb emphasized at that time it was not facing any issues with respect to liquidity, any such issues that impact their ability to pay their accounts with us could adversely impact future revenues.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We, through our distributors, distribute ORTHOVISC in Canada, Turkey and other Middle-Eastern countries as well as certain European countries.  Marketing efforts in these countries have been and may continue to be negatively affected by the lack of pre-market approval from the FDA.  We cannot assure you that past ORTHOVISC sales levels will be maintained or that sales will occur at all in these countries.

Additional costs for complying with recent and proposed future changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

Recent and proposed future changes in the Securities and Exchange Commission and Nasdaq rules, as well as changes in accounting rules, will cause us to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner.  These additional costs may be significant enough to cause our financial position and results of operation to be negatively impacted.

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting officers, directors for the board and various sub-committees thereof.

The recent and proposed changes in SEC and Nasdaq rules, including those resulting from the Sarbanes-Oxley Act of 2002, may result in our being unable to attract and retain the necessary officers, board directors and members of sub-committees thereof, to effectively provide for our management.  The perceived increased personal risk associated with these recent changes, may deter qualified individuals from wanting to participate in these roles.

We may have difficulty obtaining adequate directors and officers insurance and the cost for coverage may significantly increase.

We may have difficulty in obtaining adequate directors’ and officers’ insurance to protect us and our Directors and Officers from claims made against them.  Additionally, even if adequate coverage is available, the costs for such coverage may be significantly greater than current costs.  This additional cost may have a significant effect on our profits and as a result our results of operations by be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations is specific to certain sales to a foreign customer and is expected to continue to be modest. The impact of currency exchange rate movements on sales to this foreign customer was immaterial for the quarter and nine months ended September 30, 2003.  Currently, the Company does not engage in foreign currency hedging activities.

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

The Company is currently in the process of further reviewing and documenting its disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

Changes in Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9, “Legal Matters” of the consolidated financial statements.  The description of such matters is incorporated herein by reference to such financial statements.

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

	(10)	Material Contracts

*10.36		Lease extension dated October 8, 2003 between the Company and Cummings Properties, LLC

*10.37		Lease amendment dated October 8, 2003 between the Company and MedChem Products, Inc.

	(11)	Statement Regarding the Computation of Per Share Earnings

11.1		See Note 4 to the Financial Statements included herewith.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

* 31.1		Certification of Charles H. Sherwood, Ph.D.
* 31.2		Certification of William J. Knight

	(32)	Section 1350 Certifications

** 32.1		Section 1350 Certification of Charles H. Sherwood, Ph.D. and William J. Knight

*              Filed herewith

**           Furnished herewith

(b)	Reports on Form 8-K:

The Registrant furnished the following Current Report on Form 8-K during the quarter ended September 30, 2003:

1.

Current Report on Form 8-K filed July 30, 2003, attaching a press release announcing financial results for the second quarter of 2003 pursuant to Item 12 - Results of Operations and Financial Conditions in accordance with the interim guidance provided by the SEC pursuant to SEC Release No. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anika Therapeutics, Inc.

November 14, 2003	By:	/s/ William J. Knight
William J. Knight
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)