Form 10-K
period 2003-12-31
ANIKA THERAPEUTICS INC
filed 2004-03-30
CIK 898437

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☒

        The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2003, the last day of the Registrant's most recently completed second fiscal quarter, was $19,074,000 based on the average bid and ask price per share of Common Stock of $3.22 as of such date as reported on the NASDAQ National Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 18, 2004, there were issued and outstanding 9,990,530 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III are hereby incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2003

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

  •
  our efforts to increase sales of ophthalmic viscoelastic products and support of the distribution of ORTHOVISC® in the U.S.;

  •
  our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;

  •
  the timing of, scope of and rate of patient enrollment for clinical trials;

  •
  development of possible new products, including plans to advance cosmetic tissue augmentation and post-surgical adhesion therapies into human clinical trials;

  •
  FDA or other regulatory approvals and/or reimbursement approvals of new or potential products;

  •
  negotiations with potential and existing customers, including our performance under any of our distribution or supply agreements or our expectations with respect to sales and milestones pursuant to such agreements;

  •
  the level of our revenue or sales in particular geographic areas and/or for particular products;

  •
  the market share for any of our products;

  •
  our profitability and margin improvements resulting from a higher margin product mix;

  •
  our expectations of the size of the U.S. and European markets for osteoarthritis of the knee;

  •
  our intention to increase market share for ORTHOVISC in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee;

  •
  our current strategy, including our corporate objectives and research and development and collaboration opportunities, including, without limitation, commencement of cosmetic tissue augmentation product and INCERT® clinical trials;

  •
  our ability to achieve performance and sales threshold milestones in our existing and future distribution and supply agreements;

  •
  our expected tax rate and taxable revenues;

  •
  the rate at which we use cash, the amounts used, and the utilization of such cash; and

  •
  possible negotiations or re-negotiations with existing or new distribution or collaboration partners.

        Furthermore, additional statements identified by words such as "seek", "designed," "believe," "expect," "anticipate," "intend," "will," "develop," "would," future," "can," "may," "could," and other expressions that are predictions of, or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.

        You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled "Risk Factors and Certain Factors Affecting Future Operating Results," in this Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from the anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed in the sections titled "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, future events or other changes.

PART I

ITEM 1.    BUSINESS

Overview

        Anika Therapeutics develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In December 2003 we entered into a licensing, distribution, supply and marketing agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, for ORTHOVISC covering the U.S. and Mexico, and in February 2004 we received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC. ORTHOVISC has been approved for sale and marketed internationally since 1996. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated. We also manufacture CoEase™ for Advanced Medical Optics, Inc., STAARVISC®II, for STAAR Surgical Company, and ShellGel™ for Cytosol Ophthalmics, Inc., each an injectable ophthalmic viscoelastic product.

        Our current strategy is to:

  •
  support a successful U.S. launch for ORTHOVISC which became available for sale in the U.S. on March 1, 2004;

  •
  drive our ORTHOVISC brand domestically and internationally;

  •
  advance our preclinical programs with a pivotal human clinical trial in the U.S. for our cosmetic tissue augmentation (CTA) product currently in development and a pilot human clinical trial in Europe for INCERT®, our product in development to prevent post-surgical adhesion; and

  •
  focus research and development resources on evaluating potential product applications, including possible collaborations with other parties.

        In 2003, approximately 51% of our revenue was from the sale of ophthalmic viscoelastic products to Bausch & Lomb. Sales to new distributors of our ophthalmic products added in 2001 and 2002 amounted to approximately 18% of our total revenue in 2003. ORTHOVISC contributed approximately 20% of our total revenue in 2003 and HYVISC contributed approximately 11% of our total revenue in 2003. We continue to seek distributors for ORTHOVISC to expand our international markets.

        The following sections provide more specific information on our products and related activities:

ORTHOVISC®

        ORTHOVISC is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. It is a sterile, non-pyrogenic, clear, viscoelastic solution of hyaluronan contained in a single-use syringe. ORTHOVISC consists of high molecular weight, ultra-pure natural hyaluronan dissolved in physiological saline. A natural complex sugar of the glycosaminoglycan family, hyaluronan is a high molecular weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetylglucosamine. ORTHOVISC is injected into the knee joint in a series of three intra-articular injections one week apart.

        Osteoarthritis is a debilitating disease causing pain, inflammation and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis before joint replacement surgery include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs and steroid injections.

        In February 2004, we received marketing approval from the FDA for ORTHOVISC based on integrated effectiveness data from two randomized, controlled, double-blind, multi-center, pivotal U.S. clinical studies encompassing a total of 458 patients suffering from osteoarthritis of the knee. Safety data from a third U.S. trial were also included in the FDA review. Our third pivotal clinical trial for ORTHOVISC commenced in February 2001. In May 2002 we completed patient enrollment of our third trial which included 373 patients in 26 centers in the U.S. and Canada. In accordance with trial protocol, we took six months to complete the follow-up on the final patients and in May 2003 we filed a Pre-Market Approval (PMA) application with the FDA.

        The objective of the studies was to assess the effectiveness of ORTHOVISC for the treatment of joint pain. Patients were divided into three and four ORTHOVISC injection regimen groups and two control groups: arthrocentesis and saline injection. Patients were evaluated for improvement in pain as measured by the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) at four follow-up assessments over weeks 7 through 22 of the studies. The primary effectiveness analysis compared the proportion of ORTHOVISC patients achieving a greater improvement from baseline in WOMAC pain score versus controls. Patients in both groups experienced a statistically significant improvement as measured by change in WOMAC pain scores. An integrated safety analysis, which included 562 patients treated with ORTHOVISC, had an extremely low rate of adverse events. There were no serious adverse events associated with ORTHOVISC.

        In December 2003 we entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions. Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our proprietary viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC. We received an initial payment of $2.0 million upon entering into the OBI Agreement and a milestone payment of $20 million in February 2004, as a result of obtaining FDA approval of

ORTHOVISC. Under the OBI Agreement, we will be the exclusive supplier of ORTHOVISC to Ortho Biotech. The OBI Agreement provides for additional performance- and sales-based milestone payments to us contingent upon planned manufacturing upgrades, insurance reimbursement approval, and achieving specified sales targets, in addition to royalty and transfer fees. The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

        We have a number of distribution relationships servicing international markets including Canada, the U.K., Italy, Germany and other European countries, Turkey, and parts of the Middle East. We are continuing to seek to establish long-term distribution relationships in other regions, but can make no assurances that we will be successful in doing so. See the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and "Risk Factors and Certain Factors Affecting Future Operating Results."

HYVISC®

        HYVISC is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed by Boehringer Ingelheim Vetmedica, Inc. in the United States.

OPHTHALMIC PRODUCTS

        The ophthalmic products we manufacture include the AMVISC and AMVISC Plus product line, CoEase, STAARVISC-II, and ShellGel. Our injectable ophthalmic viscoelastic products are high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate and protect sensitive tissues such as the endothelium and maintain the space between them, thereby facilitating ophthalmic surgical procedures.

        Anika manufactures the AMVISC product line for Bausch & Lomb. We entered into a supply agreement (the B&L Agreement) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, in July 2000. Bausch & Lomb Surgical was subsequently merged into Bausch & Lomb. Under the terms of the B&L Agreement, effective January 1, 2001, we became Bausch & Lomb's exclusive provider of AMVISC and AMVISC Plus in the U.S. and international markets. The B&L Agreement expires December 31, 2007 and supersedes the prior supply agreement with Bausch & Lomb that was set to expire December 31, 2001. The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The B&L Agreement lifted certain contractual restrictions on our sales of certain ophthalmic products to other companies, subject to the payment of royalties to Bausch & Lomb for these sales. In exchange, we agreed to a reduction in unit selling prices that was retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by Bausch & Lomb. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—Dependence on Marketing Partners" and "—Reliance on a Small Number of Customers."

Research and Development of Potential Products

        As discussed below in the section titled "Risk Factors and Certain Factors Affecting Future Operating Results," we have not obtained FDA approval for the sales and marketing in the U.S. of the potential products described below.

INCERT®

        INCERT is a family of chemically modified, cross-linked forms of HA designed to prevent surgical adhesions. Surgical adhesions occur when fibrous bands of tissues form between adjacent tissue layers during the wound healing process. Although surgeons attempt to minimize the formation of adhesions, they nevertheless occur quite frequently after surgery. Adhesions in the abdominal and pelvic cavity can cause particularly serious problems such as intestinal blockage following abdominal surgery, and infertility following pelvic surgery. Fibrosis following spinal surgery can complicate re-operation and may cause pain.

        INCERT-S is our product designed to reduce post-surgical fibrosis following spinal surgery. We are planning to initiate a pilot human clinical trial in Europe in the second quarter of 2004 involving patients undergoing spinal surgery. We cannot assure you that: (1) we will begin or successfully complete clinical trials of INCERT-S; (2) if completed, regulatory approval for sales in the U.S. or internationally will be obtained; or (3) if regulatory approvals are obtained, meaningful sales of INCERT-S will be achieved.

        Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned "Patent and Propriety Rights."

Cosmetic Tissue Augmentation

        Our products for cosmetic tissue augmentation are based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body. Cosmetic tissue augmentation is a therapy designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation. This new class of tissue filler technology based on HA is intended to supplant collagen-based products currently on the market.

        We are evaluating various development options for these products and are assessing a worldwide commercialization strategy which includes seeking to establish a relationship with a corporate partner. We plan to initiate a pivotal clinical trial in the U.S. in the second quarter of 2004. We cannot assure you that: (1) we will establish a relationship with a corporate partner; (2) we will begin or successfully complete clinical trials of our products for cosmetic tissue augmentation; (3) if completed, regulatory approval for sales in the U.S. or internationally will be obtained; or (4) if regulatory approvals are obtained, meaningful sales of our products will be achieved.

Manufacturing of Hyaluronic Acid

        We have been manufacturing HA since 1983 in our facility located in Woburn, Massachusetts. This facility is approved by the FDA for the manufacture of medical devices and drugs. We have developed a proprietary manufacturing process for the extraction and purification of HA from avian combs, a source of high molecular weight HA. We have taken steps to minimize risks associated with the availability of raw materials by obtaining regulatory approval in 2003 to outsource certain key intermediates for some of our products. We believe that sufficient supplies of these materials are generally available, or maintained in inventory, to meet anticipated demand.

Patent and Proprietary Rights

        We have a policy of seeking patent protection for patentable aspects of our proprietary technology. Our issued patents expire between 2009 and 2022. We co-own certain U.S. patents and a patent application with claims relating to the chemical modification of HA and certain adhesion prevention uses and certain drug delivery uses of HA. We also solely own patents covering composition of matter and certain manufacturing processes. We also hold a license from Tufts University to use technologies claimed in a U.S. patent for the anti-metastasis applications of HA oligosaccharides. The license expires upon expiration of the underlying patent. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate relative to the potential benefits. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—We may be unable to adequately protect our intellectual property."

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

        We also rely upon trade secrets and proprietary know-how for certain non-patented aspects of our technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. These agreements, however, may not provide adequate protection. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—We may be unable to adequately protect our intellectual property."

        We have granted Bausch & Lomb a royalty-free, worldwide, exclusive license to our manufacturing inventions which relate to the AMVISC products, effective upon the earlier of (1) the termination date of the B&L Agreement or (2) the loss of exclusivity there under.

        We have granted Ortho Biotech an exclusive, non-transferable royalty bearing license to use and sell ORTHOVISC (and other products developed pursuant to the OBI Agreement) in the U.S. and Mexico, as well as a license to manufacture and have manufactured such products in the event that we are unable to supply Ortho Biotech with products in accordance with the terms of the OBI Agreement.

Government Regulation

United States Regulation

        Our research (including clinical research), development, manufacture, and marketing of products are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act (FDC Act) governs the testing, safety, effectiveness, clearance, approval, manufacture, labeling, packaging, distribution, storage, record keeping, reporting, marketing, advertising, and promotion of our products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval of products, withdrawal of clearances and approvals, and criminal prosecution.

        Medical products regulated by the FDA are generally classified as drugs, biologics, and/or medical devices. AMVISC, ShellGel, CoEase and STAARVISC are approved as Class III medical devices in the U.S. for ophthalmic surgical procedures in intraocular use in humans. ORTHOVISC is approved as a Class III medical device in the U.S. for treatment of pain resulting from osteoarthritis of the knee in humans. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. In the past, most HA products for human use have been regulated as medical devices. We believe that the our products for CTA and INCERT will have to meet the regulatory requirements of Class III devices, including premarket approval (PMA).

        Unless a new device is exempted from premarket notification, its manufacturer must obtain marketing clearance from the FDA through a premarket notification (510(k)) or approval through a PMA before the device can be introduced into the market. Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources. This regulatory framework may change or additional regulation may arise at any stage of our product development process and may affect approval of, or delay an application related to, a product, or require additional expenditures by us. There is no assurance that the FDA review of marketing applications will result in product approval on a timely basis, or at all.

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

        Human clinical trials for significant risk devices must be conducted under an Investigational Device Exemption (IDE), which must be submitted to the FDA and either be approved or be allowed to become effective before the trials may commence. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. In addition, the IDE approval process could result in significant delay. Even if the FDA approves an IDE or allows an IDE for a clinical investigation to become effective, clinical trials may be suspended at any time for a number of reasons, including, among others, failure to comply with applicable requirements, if there is reason to believe that the risks to clinical subjects are not outweighed by the anticipated benefits to clinical subjects and the importance of the knowledge to be gained, informed consent is inadequate, the investigation is scientifically unsound, there is reason to believe that the device, as used, is ineffective. A trial may be terminated if an unanticipated adverse device effect presents an unreasonable risk to subjects. If clinical studies are suspended or terminated, we may be unable to continue the development of the investigational products affected.

        Upon completion of required clinical trials, for Class III medical devices, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including, among other things, the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA usually also conducts an on-site inspection to determine whether an applicant conforms with the FDA's current GMP/QSR. FDA review of the PMA may not result in timely or any PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

        Product changes after approval where such change affects safety and effectiveness as well as the use of a different facility for manufacturing, could necessitate additional FDA review and approval by the FDA. Post approval changes in labeling, packaging or promotional materials may also necessitate further FDA review and approval by the FDA.

        Legally marketed products are subject to continuing requirements by the FDA relating to manufacturing, quality control and quality assurance, maintenance of records and documentation, reporting of adverse events, and labeling and promotion. The FDC Act requires device manufacturers to comply with GMP/QSR. The FDA enforces these requirements through periodic inspections of device manufacturing facilities. In complying with standards set forth in the GMP/QSR regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Other federal, state, and local agencies may inspect manufacturing establishments as well.

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

        The process of obtaining approvals from the FDA and foreign regulatory authorities can be costly, time consuming, and subject to unanticipated delays. Approvals of our products, processes or facilities may not be granted on a timely basis or at all, and we may not have available resources or be able to obtain the financing needed to develop certain of such products. Any failure or delay in obtaining such approvals could adversely affect our ability to market our products in the U.S. and in other countries.

Foreign Regulation

        In addition to regulations enforced by the FDA, we and our products are subject to certain foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. ORTHOVISC is approved for sale and is marketed in Canada, Europe, Turkey, and Israel. In Europe, ORTHOVISC is sold under Conformité Européene (CE mark) authorization, a certification required under European Union (EU) medical device regulations. The CE mark allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. In October 1996, we received an EC Design Examination and an EC Quality System Certificate from a European Notified Body, which entitled us to affix the CE mark to ORTHOVISC as a viscoelastic supplement or a replacement for synovial fluid in human joints. We may not be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

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

  •
  our ability to recruit and retain skilled employees; and

  •
  the availability of substantial capital resources to fund discovery, development and commercialization activities or the ability to defray such costs through securing relationships with collaborators for our research and development and commercialization programs.

        We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. There exists major competing products for the use of HA in ophthalmic surgery. In addition, certain HA products for the treatment of osteoarthritis in the knee have received FDA approval and have been marketed in the U.S. since 1997, as well as select markets in Canada, Europe and other countries. In December 2003, the FDA approved an HA product for the treatment of facial wrinkles which has been marketed internationally since 1996. There is a risk that we will be unable to compete effectively against our current or future competitors.

Research and Development

        Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology and the management of clinical trials for certain product candidates and the preparation and processing of applications for regulatory approvals at all relevant stages of development. Our development of new products is presently accomplished primarily through in-house research and development personnel and resources as well as through collaboration with other companies and scientific researchers. As of December 31, 2003, we had six employees engaged primarily in research and development and engineering and two employees engaged in regulatory matters. For the years ended December 31, 2003, 2002 and 2001, research and development expenses were $2.6 million, $3.9 million, and $4.3 million, respectively. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

        Under the OBI Agreement, Ortho Biotech has the right (1) to file for regulatory approval to market ORTHOVISC in Mexico at its sole cost and expense and (2) to further develop ORTHOVISC by carrying out clinical trials. Under the OBI Agreement, Ortho Biotech has agreed to begin a clinical trial for a new indication for ORTHOVISC or a Phase IV clinical trial within twelve months of the FDA approval of ORTHOVISC.

        In the second quarter of 2004 we are planning to initiate a pilot human clinical trial in Europe for INCERT-S, our product designed to reduce post-surgical fibrosis following spinal surgery. We also are planning to initiate a pivotal clinical trial in the U.S. in the second quarter of 2004 for our product for CTA. We cannot assure you that: (1) we will begin or successfully complete clinical trials of our INCERT-S or CTA products; (2) if completed, regulatory approval for sales in the U.S. or internationally will be obtained; or (3) if regulatory approvals are obtained, meaningful sales of our products will be achieved

        There is a risk that our efforts will not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We may not be able to obtain regulatory approval for any new applications we develop. Furthermore, even if all regulatory approvals are obtained, there can be no assurances that we will achieve meaningful sales of such products or applications.

Employees

        As of December 31, 2003, we had approximately 62 full-time employees. We consider our relations with our employees to be good. None of our employees are represented by labor unions.

Environmental Laws

        We believe that we are in compliance with all federal, state and local environmental regulations with respect to our manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on our operations. Our leased manufacturing facility is located within the Wells G&H Superfund site in Woburn, MA. We have not been named and are not a party to any such legal proceedings regarding the Wells G&H Superfund site.

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

Recent Developments

        On February 5, 2004, we announced that we had received marketing approval from the FDA for ORTHOVISC. We also announced that pursuant to the OBI Agreement we would receive a milestone payment of $20 million from Ortho Biotech related to the FDA approval.

Available Information

        Our Annual Reports on Form 10-K, including our consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge in the "SEC Filings" section of our website located at http://www.anikatherapeutics.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Woburn, Massachusetts, where we lease approximately 10,000 square feet of administrative and research and development space. We extended our lease for this facility in 2003 for an initial one-year term ending in October 2004. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for our manufacturing facility and warehouse. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. We extended our lease for this facility in 2003 for an additional five-year term ending in February 2009. For the year ended December 31, 2003, we had aggregate lease costs of approximately $685,000.

ITEM 3.    LEGAL PROCEEDINGS

        Securities and Exchange Commission Investigation.    In May 2000, the Securities and Exchange Commission (SEC) issued a formal order of investigation in connection with certain revenue recognition matters. On January 13, 2003 we announced that we had entered into a settlement with the SEC concluding and resolving this investigation, which pertained to the company's historical accounting for and disclosures concerning sales of ORTHOVISC under a long-term supply and distribution agreement with Zimmer, Inc. To conclude this matter, we consented to the entry of an order to comply with sections 13(a),

13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The settlement did not impose any monetary sanctions against us, and it is not expected to affect our results of operations or financial condition. We neither admitted nor denied the findings in the SEC's administrative cease and desist order resolving the matter.

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

	Bid Range
Year Ended December 31, 2003
	High	Low
First Quarter	$1.82	$0.97
Second Quarter	4.17	1.45
Third Quarter	6.75	2.64
Fourth Quarter	11.65	5.67
	Bid Range
Year Ended December 31, 2002
	High	Low
First Quarter	$1.54	$0.99
Second Quarter	1.42	1.01
Third Quarter	1.30	0.83
Fourth Quarter	1.35	0.88

        At December 31, 2003, the closing price per share of our common stock was $9.74 as reported on the Nasdaq National Market and there were approximately 297 holders of record.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2003 and 2002 and the Statement of Operations Data for each of the three years ended December 31, 2003 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2001, 2000 and 1999, and the Statement of Operations Data for each of the two years in the period ended

December 31, 2000 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

        The Consolidated Financial Statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP (Andersen) who has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 is included elsewhere in this Annual Report. Such report has not been reissued by Andersen.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2003	2002	2001	2000	1999
Product revenue	$15,330	$13,129	$11,299	$12,935	$13,426
Licensing revenue	74	58	13	3,400	400

Total revenue	15,404	13,187	11,312	16,335	13,826
Cost of product revenue	8,005	8,109	8,229	9,871	6,664
Gross profit	7,399	5,078	3,083	6,464	7,162

Total operating expenses	6,804	8,353	10,494	7,448	7,184
Income (loss) before cumulative effect of change in accounting principle	827	(3,040)	(6,758)	174	1,248
Cumulative effect of change in accounting principle	—	—	—	—	(3,625)

Net income (loss)	$827	$(3,040)	$(6,758)	$174	$(2,377)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.08	$(0.31)	$(0.68)	$0.02	$0.12
Cumulative effect of change in accounting principle	—	—	—	—	(0.35)

Net income (loss)	$0.08	$(0.31)	$(0.68)	$0.02	$(0.23)

Diluted common shares outstanding	10,850	9,934	9,934	10,042	10,221

Balance Sheet Data
(In thousands)

	December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$14,592	$11,002	$9,065	$8,266	$6,441
Marketable securities	—	2,500	3,994	10,040	13,743
Working capital	18,450	14,921	16,756	23,083	18,973
Total assets	21,873	20,087	22,916	28,979	32,511
Accumulated deficit	(13,569)	(14,396)	(11,357)	(4,599)	(4,773)
Treasury stock	(27)	(280)	(280)	(280)	(960)
Stockholders' equity	17,984	17,064	20,104	26,712	25,712

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

Management Overview

        Anika Therapeutics develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our marketed products include therapies used in eye surgery and for the treatment of joint diseases such as osteoarthritis. Products in development include chemically modified, cross-linked forms of HA to prevent surgical adhesions and for cosmetic tissue augmentation (CTA).

        Our Products    Since we primarily focus on the development and marketing of our products, we have historically entered into various agreements for the distribution of our marketed products. ORTHOVISC®, our product for the treatment of osteoarthritis of the knee in humans, has been marketed internationally since 1996. Sales of ORTHOVISC, which to-date have been only to international customers, contributed approximately 20% of our revenue in 2003. In December 2003, we entered into the OBI Agreement with Ortho Biotech for the marketing of ORTHOVISC in the U.S. and Mexico. In February 2004 we received marketing approval from the FDA for ORTHOVISC and in March 2004 launched ORTHOVISC in the U.S. We market HYVISC®, our product for the treatment of joint dysfunction in horses associated with equine osteoarthritis, through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc. Sales of HYVISC contributed approximately 11% of our revenue in 2003. Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. Our ophthalmic products included CoEase®, STAARVISC™-II and Shellgel™ distributed by Advanced Medical Optics, Inc., STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively. Those three products contributed approximately 18% of revenue in 2003. We also manufacture AMVISC® and AMVISC® Plus, also ophthalmic products, for Bausch & Lomb under an exclusive supply agreement. These sales to Bausch & Lomb contributed approximately 51% to our revenue in 2003.

  Product revenue by region

		2003	2002	2001
Opthalmic products	U.S.	69%	75%	67%
ORTHOVISC	Turkey	14%	10%	16%
	Canada	2%	2%	4%
	Europe	3%	4%	7%
	Middle East	1%	2%	1%

		20%	18%	28%
HYVISC	U.S.	11%	7%	5%

        Our current pre-clinical products include INCERT®, a product for the prevention of post surgical adhesions, and a product for cosmetic tissue augmentation (CTA). We plan to begin human clinical trials for both of these products in the second quarter of 2004.

        Orthovisc® U.S.    We received marketing approval from the FDA for ORTHOVISC in February 2004. ORTHOVISC is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. The current treatment options for osteoarthritis before joint replacement surgery include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs and steroid injections. ORTHOVISC, our viscosupplement, is injected into the knee joint in a series of three intra-articular injections one week apart. In May 2003 we filed a Pre-Market Approval (PMA) application for ORTHOVISC with the FDA. In November 2003 we received an approvable letter from the FDA for ORTHOVISC and in February 2004 we received marketing approval from the FDA.

        Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions for ORTHOVISC in the U.S. and Mexico. Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our proprietary viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech is required to fund post-marketing clinical trials for new indications of ORTHOVISC. Under the OBI Agreement, we will be the exclusive supplier of ORTHOVISC to Ortho Biotech. The OBI Agreement provides for additional performance- and sales-based milestone payments to us contingent upon planned manufacturing upgrades, insurance reimbursement approval, and achieving specified sales targets in addition to royalty and transfer fees. The OBI Agreement is subject to early termination in certain circumstances and it otherwise is renewable by Ortho Biotech for consecutive five-year terms.

        We received an initial payment of $2.0 million in December 2003 upon entering into the agreement with Ortho Biotech and a milestone payment of $20 million in February 2004 as a result of obtaining FDA approval for ORTHOVISC. In accordance with our revenue recognition policy, these payments will be recognized ratably over the initial ten-year term of the OBI Agreement beginning with the first quarter of 2004. The OBI Agreement also provides for additional performance-based milestone payments to us contingent upon planned manufacturing upgrades and insurance reimbursement approval. We expect to recognize these milestone payments, if achieved, ratably over the remaining term of the agreement. Sales-based milestone payments to us provided for in the OBI Agreement are based on Ortho Biotech achieving specified annual sales levels.

        On an on-going and long-term basis, the OBI Agreement also provides for us to receive royalty and transfer fees. Our unit transfer price to Ortho Biotech is determined based on a fixed percentage of Ortho Biotech's net sales per unit, subject to a minimum. This transfer pricing is fixed each quarter based upon Ortho Biotech's net sales of ORTHOVISC for the quarter ended two quarters prior. As a result, we expect to experience fluctuating unit pricing of our sales of ORTHOVISC to Ortho Biotech each quarter. Royalties are to be paid to us quarterly based upon a percentage of Ortho Biotech's yearly net sales.

        Our agreement with Ortho Biotech has provisions for maintaining certain inventory levels affecting raw materials and work-in-process. As a result, we expect to reflect an increase in these inventory levels in 2004 as compared with 2003. We may also benefit from improved gross profit margins partially due to increased manufacturing volumes as a result of initial stocking orders by Ortho Biotech required for the launch of ORTHOVISC in addition to the increased overall sales volume.

        Financial Overview    In 2003, we achieved net income of $827,000, or $.08 per share, and revenue of $15.4 million. We increased sales in each of our product groups primarily due to the full year impact of new distribution agreements or through expanded relationships with existing customers. Sales of AMVISC and AMVISC Plus to Bausch & Lomb were relatively flat in 2003 compared to 2002 and contributed 51% of total revenue in 2003 compared to 59% in 2002. We expect sales of AMVISC products to Bausch & Lomb to be relatively level in 2004 compared to 2003 and for their percentage contribution to our total revenue to decline.

        Cost of product revenue    Our cost of product revenue includes material, labor and manufacturing overhead costs, obsolescence charges, packaging and shipping costs. Our costs of product revenue may vary over time based on the mix of products sold. Over the past three years we have experienced a decrease in the cost of product revenue as a percentage of product revenue primarily due to increased manufacturing efficiencies and product volume combined with cost cutting efforts. We expect to see continued improvement in 2004 due to further manufacturing efficiencies and increased product volume.

        Research and development    Our research and development costs consists primarily of salaries and related expenses for personnel and fees paid to outside consultants and outside service providers. Our research and development costs decreased in 2003 primarily due to lower fees paid to outside service providers associated with our clinical trial for ORTHOVISC. We expect to incur costs associated with human clinical trials for our product candidates in 2004 and to increase personnel-related expenses as we expand our research and development efforts. As a result, we expect an increase in research and development costs in 2004 compared to 2003.

        Selling, general and administrative    Selling, general and administrative costs consists primarily of salaries and related expenses for personnel in executive, finance and accounting, human resources, information technology, and sales and marketing functions. Other costs include professional fees for legal and accounting, fees for consulting and outside services, and insurance costs.

        2004 Strategy    Our strategy for 2004 is to continue to focus on our strengths and to build on our accomplishments. Our focus, therefore, is to build on our existing products and advance our preclinical programs. The key strategy is to:

  •
  support a successful U.S. launch for ORTHOVISC which became available for sale in the U.S. on March 1, 2004;

  •
  drive our ORTHOVISC brand domestically and internationally;

  •
  advance our preclinical programs with a pivotal human clinical trial in the U.S. for our cosmetic tissue augmentation (CTA) product in development and a pilot human clinical trial in Europe for INCERT®, our product in development to prevent post-surgical adhesion; and

  •
  focus research and development resources on evaluating potential product applications, including possible collaborations with other parties.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2003.

        Revenue Recognition and Allowance for Doubtful Accounts.    Product revenue is recognized upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable we evaluate both the contractual terms and conditions of our distribution and supply agreements as well as our business practices. Under our agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known. In accordance with our revenue recognition policy, the amount of revenue subject to the contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. ORTHOVISC has been sold through several distribution arrangements as well as outsource order-processing arrangements (logistic agents). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.

        We recognize non-refundable upfront payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply. Milestone payments received as part of supply, distribution, and marketing arrangements are evaluated under Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. We recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21, (2) the milestone payments are non-refundable, (3) substantive effort is involved in achieving the milestone, and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, we defer the milestone payments and recognize them as revenue over the remaining term of the contract as we complete its performance obligations. In February 2004, as part of the OBI agreement, we received a milestone payment of $20 million as a result of obtaining FDA approval for ORTHOVISC. We evaluated the terms of the OBI Agreement and the circumstances under which the milestone was paid and determined that the milestone payment did not meet all of the conditions to be recognized upon achievement, therefore, we expect to defer the milestone payment of $20 million and recognize it ratably over the initial ten-year term of the OBI Agreement beginning with the first quarter of 2004.

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

Restatement of Results

        On January 28, 2003, we announced a restatement of our previously-reported results for the three- and nine-month periods ended September 30, 2002. The restatement involved revenue recognized for the sale in the third quarter of 2002 of certain units of HYVISC. A new "clean room" at our facility that at the time did not have a required regulatory approval for the manufacture of HYVISC from the FDA was used in the production of these units. Because the product was shipped in the absence of this regulatory approval, we determined, and our independent accountants concurred, that revenue from that sale should not have been recognized. As a result of the restatement, revenue for the three and nine months ended September 30, 2002 was reduced by $326,000 and the net loss for those periods increased by $170,000, or $0.02 per share. Total HYVISC inventory at September 30, 2002, was $173,000, which included $157,000 in HYVISC inventory from the restated transaction, and $17,000 in HYVISC inventory produced in the new clean room which was previously included in our pre-restatement inventory. Included in our inventory at December 31, 2002 was $293,000 in HYVISC inventory produced in the new clean room.

        In June 2003, we received regulatory approval to use the new clean room for the manufacture of HYVISC. In addition, we received regulatory approval for the re-release of the HYVISC inventory manufactured using the new clean room prior to receipt of the regulatory approval. The re-release of the HYVISC inventory was subject to certain conditions, including testing of the material and maintenance of certain records, which conditions were met. In June we began shipping the re-released HYVISC inventory and as of December 31, 2003 none of the re-released inventory remained in inventory.

        We had previously obtained all required regulatory approvals for the use of the new clean room in the manufacture of our products designed for human use: ORTHOVISC (at the time, not approved for sale in the U.S.), AMVISC, AMVISC Plus, STAARVISC-II, Shellgel, and CoEase.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Statement of Operations Detail

	Year Ended December 31,
	2003	2002
Product revenue	$15,330,000	$13,129,000
Licensing revenue	74,000	58,000

Total revenue	15,404,000	13,187,000
Cost of product revenue	8,005,000	8,109,000

Gross profit	7,399,000	5,078,000
Operating Expenses:
Research and development	2,595,000	3,928,000
Selling, general and administrative	4,209,000	4,425,000

Total operating expenses	6,804,000	8,353,000

Income (loss) from operations	595,000	(3,275,000)
Interest income, net	144,000	240,000

Income (loss) before provision for income taxes	739,000	(3,035,000)
Provision for Income taxes	(88,000)	5,000

Net income (loss)	$827,000	$(3,040,000)

        Product revenue.    Product revenue for the year ended December 31, 2003 was $15,330,000, an increase of $2,201,000, or 17%, compared with $13,129,000 for the year ended December 31, 2002.

	Year Ended December 31,
	2003	2002
Ophthalmic Products	$10,512,000	$9,907,000
ORTHOVISC	3,073,000	2,307,000
HYVISC	1,745,000	915,000

	$15,330,000	$13,129,000

        Ophthalmic products sales increased $605,000, or 6%, to $10,512,000 compared with sales of $9,907,000 in 2002. The increase is primarily attributable to one new distributor added in the second quarter of 2002 which reflected a full year of sales in 2003. Sales of AMVISC to Bausch and Lomb for 2003 were relatively level with sales for 2002. Under the terms of the B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2003 and 2002 were subject to possible retroactive price adjustments when the actual annual unit volume became known. In accordance with the Company's revenue recognition policy, the amount of revenue reasonably subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. During the fourth quarter of each year the actual annual unit volume, and therefore the final sales price, became known and determinable. In the fourth quarter of 2003 and 2002, product revenue included the recognition of $846,000 and $839,000, respectively, of revenue related to sales of AMVISC to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years. Our sales of ORTHOVISC increased $766,000, or 33%, to $3,073,000 in 2003 as compared with $2,307,000 in 2002. The increase was primarily due to increased sales to our Turkey distributor partially offset by a net decrease in sales among our European distributors. We expect sales of

ORTHOVISC to grow in 2004 compared to 2003 reflecting the FDA marketing approval of ORTHOVISC and the OBI Agreement partially offset by lower sales in Turkey. We expect to continue to experience volatility in our international sales of ORTHOVISC including ongoing competitive factors as well as economic and reimbursement issues, and potential regional conflict and political uncertainties. Sales of HYVISC increased $830,000, or 91%, to $1,745,000 for 2003 as compared with $915,000 for 2002. Sales of HYVISC are made to a single customer under an exclusive agreement which expires in May 2006. The increase in sales of HYVISC included distributor inventory replenishment for certain units shipped without regulatory approval in the third quarter of 2002.

        Licensing revenue.    Licensing revenue for the year ended December 31, 2003 increased $16,000, or 28%, to $74,000 from $58,000 in the prior year. Licensing revenue includes up-front and maintenance payments on certain supply agreements with purchasers of our ophthalmic products which are recognized ratably over the remaining term of the related agreement. The increase relates to a full year impact from a new distribution agreement effective in 2002. Licensing revenue in 2004 is expected to include partial amortization of each of the $2 million received in connection with the signing of the OBI Agreement in December 2003 and the $20 million milestone payment received in February 2004 as a result of the FDA approval. These amounts will be recognized in income ratably over the ten-year term of the agreement, or approximately $550,000 per quarter, beginning in the first quarter of 2004. In addition, the OBI Agreement provides for additional payments to us contingent on achieving certain performance milestones which, if met, the related payment is expected to be recognized in income ratably over the remaining term, beginning in the period in which the milestones are met.

        Gross profit.    Gross profit for the year ended December 31, 2003 was $7,399,000, or 48% of revenue, compared with $5,078,000, or 39% of revenue, for the year ended December 31, 2002.    The increase in gross profit is mainly due to a higher margin product mix combined with efficiency gains in our manufacturing process. We may experience further improvement in our gross profit margins with further unit volume growth as we continue to reduce cycle times by introducing outsourced intermediates in our manufacturing process.

        Research and development.    Research and development expenses for the year ended December 31, 2003 decreased by $1,333,000, or 34%, to $2,595,000 from $3,928,000 for the prior year. Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management and cost of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The decrease in research and development expenses during 2003 is primarily attributable to a decrease in costs associated with the pivotal clinical trial for ORTHOVISC which was substantially complete in the first quarter of 2003. During 2003 expenditures associated with our pivotal clinical trial for ORTHOVISC decreased approximately $1,500,000 compared to 2002 expenditures. In late May 2003 we completed compilation of the clinical data and submitted a PMA application to the FDA as a requirement for seeking U.S. market approval.

        Our in-house research and development efforts relate to INCERT, a product designed to prevent surgical adhesions and products for the CTA market. Our ongoing focus will include second-generation versions of our existing ophthalmic and osteoarthritis products, as well as other therapeutics applications of HA. We intend to enter a pilot human clinical trial for INCERT in the second quarter of 2004 as well as a clinical trial for our product for CTA in the second quarter of 2004. As a result of these ongoing efforts, we expect research and development expenses will increase in 2004 compared to 2003.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2003 decreased by $216,000 or 5%, to $4,209,000 from $4,425,000 in the prior year. The decrease in selling, general and administrative expenses during 2003 is primarily due to a decrease in outside services fees of $121,000 combined with a decrease in professional service fees of $112,000 compared with 2002. These decreases reflect lower consulting and selling expenses in addition to lower legal expenses partially offset by an increase in accounting fees. We expect selling, general and administrative expenses to increase in 2004 compared to 2003 as a result of increased personnel related costs as well as expanded marketing efforts for ORTHOVISC.

        Interest income, net.    Interest income, net, decreased $96,000, or 40%, to $144,000 for the year ended December 31, 2003, from $240,000 in 2002. The decrease is attributable to lower average cash and investment balances and lower interest rates during 2003. Interest income in 2004 is expected to increase as a result of higher average cash and investment balances primarily due to the $20 million milestone payment received in February 2004.

        Income taxes.    We recorded an income tax benefit of $88,000 for the year ended December 31, 2003 compared to income tax expense of $5,000 for the year ended December 31, 2002. In 2002 federal tax law changed to allow for a five year carryback period and a suspension of certain limitations on the use of alternative minimum tax losses. We filed an income tax carryback claim to carry our 2001 tax loss back to prior tax years. As a result of the carryback claim, in the first quarter of 2003, we received a refund of approximately $154,000 of taxes paid in prior years. The tax benefit was partially offset by a provision for income taxes in the amount of $64,000 recorded for 2003 federal alternative minimum tax and $2,000 for state taxes paid on investment income. For federal and state income tax purposes, net operating loss carryforwards offset the taxable income which included the $2.0 million received in December 2003. As of December 31, 2003, we have federal and state net operating loss carryforwards of approximately $9,686,000, and $9,462,000, respectively, which may be available to offset future taxable income. As provided in Section 382 of the Internal Revenue Code (IRC) the amount of net operating loss and credit carryforwards that we may utilize in any one year may be restricted in the event of certain changes in ownership. We expect to recognize the $20.0 million milestone payment received in February 2004 as taxable income in the first quarter of 2004. As a result, we expect that we will be able to utilize the loss carryforwards, in 2004, in their entirety to offset part of our taxable income. As a result of our expected taxable income in 2004, we will reevaluate the positive and negative evidence regarding the realizability of our deferred tax assets and consider whether a release of the valuation allowance is appropriate.

Year ended December 31, 2002 compared to year ended December 31, 2001

Statement of Operations Detail

	Year Ended December 31,
	2002	2001
Product revenue	$13,129,000	$11,299,000
Licensing revenue	58,000	13,000

Total revenue	13,187,000	11,312,000
Cost of product revenue	8,109,000	8,229,000

Gross profit	5,078,000	3,083,000
Operating Expenses:
Research and development	3,928,000	4,280,000
Selling, general and administrative	4,425,000	5,263,000
Litigation settlement costs	—	951,000

Total operating expenses	8,353,000	10,494,000

Loss from operations	(3,275,000)	(7,411,000)
Interest income, net	240,000	662,000

Loss before provision for income taxes	(3,035,000)	(6,749,000)
Provision for Income taxes	5,000	9,000

Net loss	$(3,040,000)	$(6,758,000)

        Product revenue.    Product revenue for the year ended December 31, 2002 was $13,129,000, an increase of $1,830,000, or 16%, compared with $11,299,000 recorded in the prior year.

	Year Ended December 31,
	2002	2001
Ophthalmic Products	$9,907,000	$7,604,000
ORTHOVISC®	2,307,000	3,159,000
HYVISC®	915,000	536,000

	$13,129,000	$11,299,000

        The increase was primarily attributable to an increase in ophthalmic products sales and sales of HYVISC and was partially offset by lower ORTHOVISC sales. Ophthalmic product sales increased $2,303,000, or 30%, compared with 2001 as a result of higher unit sales volume from existing customers, including a full year from customers added during 2001, and a new customer added in the second quarter of 2002, partially offset by lower unit prices under the B&L Agreement. Under the terms of the B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2002 and 2001, were subject to possible retroactive price adjustments when the actual annual unit volume became known. In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue. In the fourth quarter of 2002 and 2001, product revenue included the recognition of $839,000 and $401,000, respectively, of revenue related to sales of AMVISC to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years. During the fourth quarter of each year the actual annual unit volume became fixed or determinable. Our sales of HYVISC increased by $379,000, or 71%, for 2002 as compared with 2001. Sales of HYVISC were made to a single customer under an exclusive agreement which we renewed in May 2002 for a term of four years. Our sales of ORTHOVISC decreased $852,000, or 27%, in 2002 as compared with 2001 primarily due to erosion in our market share in Turkey and pricing pressures in Spain and Portugal as well as decreased sales in other parts of Europe. We expect to continue to experience volatility in our international sales of ORTHOVISC including ongoing competitive factors as well as economic issues, and potential regional conflict and political uncertainties.

        Licensing revenue.    Licensing revenue for the year ended December 31, 2002 increased $45,000, or 346%, to $58,000 for the year ended December 31, 2002 from $13,000 in the prior year. Licensing revenue includes up-front and maintenance payments on certain supply agreements with purchasers of our ophthalmic products. The increase relates to a full year impact from new distribution agreements effective in 2001, combined with a new distribution agreement effective in 2002. We expect licensing revenue in 2003 to be consistent with results for 2002.

        Gross profit.    Gross profit for the year ended December 31, 2002 was $5,078,000, or 39% of revenue, compared with $3,083,000, or 27% of revenue, for the year ended December 31, 2001.    Gross profit for 2002, as compared with same period last year, benefited from improved manufacturing cost performance as a result of cost cutting initiatives we implemented during the latter half of 2001, which continued into 2002, combined with increased sales volumes and our efforts over the past year to reduce work-in-process inventories. Work-in-process inventory was reduced from $1,971,000 at December 31, 2001 to $1,354,000 at December 31, 2002. We had suspended certain manufacturing efforts in 2000 through late in 2001 in an effort to reduce work-in-process inventory levels of HA as a result of learning of unfavorable results from a clinical trial of ORTHOVISC which we announced on May 31, 2000. As a result of the suspended manufacturing activities, work-in-process inventory was reduced from $3,169,000 at December 31, 2000 to $1,971,000 at December 31, 2001. During periods of reduced manufacturing activity, certain fixed costs of manufacturing were not fully absorbed into the cost of product manufactured and sold. Rather, such costs were charged to expense and amounted to approximately $2.0 million during the full year of 2001. Benefits resulting from manufacturing efficiencies were partially offset by lower prices for our sales of ophthalmic products under the B&L Agreement effective April 1, 2001 and lower prices of ORTHOVISC reflecting competitive market conditions.

        Research and development.    Research and development expenses for the year ended December 31, 2002 decreased by $352,000, or 8%, to $3,928,000 from $4,280,000 for the prior year. Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The decrease in research and development expenses during 2002 is primarily attributable to a decrease in personnel-related costs of $653,000 due to lower headcount partially offset by increased costs of $348,000 associated with the pivotal clinical trial for ORTHOVISC. We expect that research and development expenses for 2003 will decrease compared to 2002 primarily due to a decrease in costs associated with the clinical trials for ORTHOVISC which we expect will conclude in the first half of 2003, partially offset by an increase in research and development efforts associated with new medical applications for our HA-based technology.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2002 decreased by $838,000 or 16%, to $4,425,000 from $5,263,000 in the prior year. The decrease in selling, general and administrative expenses during 2002 is primarily due a decrease in professional service fees of $552,000 combined with the impact of separation costs of $545,000 related to management changes which were included in the results for 2001. These decreases were partially offset by increases in personnel-related costs of $178,000 and royalty expenses of $93,000. We expect sales and marketing expenses to increase in 2003 compared to 2002 related to expanded marketing efforts for ORTHOVISC. We expect general and administrative expenses to decrease in 2003 compared to 2002 as a result of lower professional service fees. As a result, we expect our aggregate selling, general and administrative expenses to remain approximately the same in 2003 compared to 2002.

        Litigation settlement costs.    Litigation settlement costs for the year ended December 31, 2002 was $0. Litigation settlement costs for the year ended December 31, 2001 included a charge of $850,000, which is the portion of the $1.25 million settlement amount we contributed and $101,000 in professional fees related to the putative class action suit. (See Note 18 of the financial statements included in Item 8 herein.)

        Interest income, net.    Interest income, net, decreased $422,000, or 64%, to $240,000 for the year ended December 31, 2002, from $662,000 in the prior year. The decrease is attributable to lower average cash and investment balances and lower interest rates during 2002. Interest income in 2003 is also expected to be adversely affected by lower market interest rates as well as lower average cash and investment balances.

        Income taxes.    Income tax expense was $5,000 for the year ended December 31, 2002 compared to $9,000 for the year ended December 31, 2001. The tax provisions primarily represent state income taxes paid on investment income. For federal income tax purposes, we have had net operating losses available to offset otherwise taxable income. As of December 31, 2002, we have federal and state net operating loss carryforwards of $12,943,000 and $10,669,000, respectively, which may be available to offset future taxable income, if any. As provided in Section 382 of the Internal Revenue Code (IRC) the amount of net operating loss and credit carryforwards that we may utilize in any one year may be restricted in the event of certain changes in ownership.

Liquidity and Capital Resources

        We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand. Historically we have funded our cash requirements from available cash and investments on hand. At December 31, 2003, cash and cash equivalents totaled $14.6 million compared to cash, cash equivalents and marketable securities of $13.5 million at December 31, 2002 and $13.1 million at December 31, 2001.

        We received an initial payment of $2.0 million in December 2003 upon entering into the OBI Agreement and a milestone payment of $20 million in February 2004 as a result of obtaining FDA approval for ORTHOVISC. The OBI Agreement also provides for additional performance-based milestone payments to us contingent upon planned manufacturing upgrades and insurance reimbursement approval. On an on-going and long-term basis, the OBI Agreement also provides for us to receive royalty and transfer fees.

        Cash provided by operating activities was $2,012,000 for the year ended December 31, 2003 compared with cash provided by operating activities of $332,000 and cash used in operating activities of $4,314,000 for the years ended December 31, 2002 and 2001, respectively. Cash provided by operating activities in 2003 resulted primarily from net income of $827,000 plus non-cash expenses of $1,000,000 and an increase in deferred revenue of $2,031,000, offset by an increase in inventories of $703,000 and a decreases in customer deposit of $327,000, accounts payable of $497,000 and accrued expenses of $406,000. The increase in deferred revenue includes the $2.0 million upfront payment received in December 2003 associated with the OBI Agreement. The increase in inventories reflects an increase in raw materials of $298,000 primarily to meet manufacturing requirements for 2004, including the launch of ORTHOVISC in the U.S., and an increase in finished goods of $314,000, primarily due to customer product demand requirements early in the first quarter of 2004. The customer deposit of $327,000 is related to the payment received from a customer for a sale in the third quarter of 2002 of certain units of HYVISC which was applied to new shipments of product during the first quarter of 2003. In connection with our restatement of results for the three- and nine-month periods ended September 30, 2002, we determined that revenue from a certain third quarter 2002 sale should not have been recognized and as of December 31, 2002 recorded the payment related to the sale as a customer deposit to be applied against subsequent shipments to the customer. See the section captioned "Restatement of Results on January 28, 2003" discussed above.

        Cash provided by investing activities was $1,485,000, $1,605,000, and $5,113,000 for 2003, 2002 and 2001, respectively. Net cash flows from investing activities for 2003 includes proceeds from the maturity of marketable securities of $2,500,000 partially offset by an increase in restricted cash of $818,000 and in increase in property and equipment of $256,000. In connection with the issuance of an irrevocable letter of credit to one of our vendors we had deposited $818,000 with our bank to collateralize the letter of credit which amount is recorded in restricted cash. These funds are restricted from our use during the term of the letter of credit which is set to expire in April 2004. We expect to make additional purchases in 2004 requiring the issuance of one or more irrevocable letters of credit which may require us to deposit cash as collateral with our bank. The increase in property and equipment of $256,000 is primarily due to expenditures for manufacturing equipment and computers and software. We expect to increase our capital expenditures in 2004 for upgrading and expanding our manufacturing and packaging equipment as well as our computer systems.

        Cash provided by financing activities of $93,000 reflects the proceeds from the exercise of stock options.

Off Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases as disclosed in the contractual obligations table below that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations and Other Commercial Commitments

        We have no material commitments for purchases of inventories or property and equipment. We expect to incur additional investments in our operations through increased inventory levels and balances in accounts receivable for 2004 compared to 2003 in addition to capital expenditures in 2004 for manufacturing equipment to meet anticipated higher volume requirements and computers and software and furniture and fixtures associated with normal operations. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

        Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

  •
  market acceptance of our existing and future products;

  •
  the successful launch and future sales of ORTHOVISC under the OBI Agreement;

  •
  milestone payments under to the OBI Agreement;

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

        We expect to recognize the $20.0 million milestone payment received in February 2004 from Ortho Biotech as taxable income in the first quarter of 2004. As a result, we expect that we will be able to utilize the loss carryforwards, in 2004, in their entirety to offset part of our taxable income. As a result of our expected taxable income in 2004, we will reevaluate the positive and negative evidence regarding the realizability of our deferred tax assets and consider whether a release of the valuation allowance is appropriate.

        We cannot assure you that we will record profits in future periods. However, we believe that based on our current strategy, our cash and investments on hand will be sufficient to meet our cash flows requirements through the end of 2005 and possibly beyond. See the section captioned "Risk Factors and Certain Other Factors Affecting Future Operating Results—History of Losses; Uncertainty of Future Profitability."

        The terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants, which could limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing may be made available to us or may be available on acceptable terms should such a need arise.

        The table below summarizes our contractual obligations of non-cancelable operating leases and other commitments at December 31, 2003:

Amount
2004	$1,429,000
2005	602,000
2006	605,000
2007	617,000
2008	617,000
Thereafter	103,000

Total	$3,973,000

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

        Our HA products under development, including a product for the cosmetic tissue augmentation market, INCERT®, a product designed to prevent surgical adhesions, and second- generation versions of our existing ophthalmic and osteoarthritis products, have not obtained U.S. or foreign regulatory approval for commercial marketing and sale. We believe that these products will be regulated as Class III medical devices in the U.S. and will require a PMA prior to marketing. We cannot assure you that:

  •
  we will begin or successfully complete clinical trials for these products;

  •
  the clinical data will support the efficacy of these products;

  •
  we will be able to successfully complete the FDA or foreign regulatory approval process; or

  •
  additional clinical trials will support a PMA application and/or FDA approval or foreign regulatory approval in a timely manner or at all.

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

  •
  meaningful sales may never be achieved.

        Once obtained, marketing approval can be withdrawn by the FDA for a number of reasons, including, among others, the failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval. We may be required to make further filings with the FDA under certain circumstances. The FDA's regulations require a PMA supplement for certain changes if they affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications. Changes in manufacturing procedures or methods of manufacturing that may affect safety and effectiveness may be deemed approved after a 30-day notice unless the FDA requests a 135-day supplement. Our failure to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, may have a material adverse effect on our business, financial condition, and results of operations. The FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of such products.

Significant delay or cost in obtaining, or failure to obtain FDA approval to market products, any FDA limitations on the use of our products, or any withdrawal or suspension of approval or rescission of approval by the FDA could have a material adverse effect on our business, financial condition, and results of operations.

        In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA's Good Manufacturing Practices (GMP) regulations and, for medical devices, the FDA's Quality System Regulations (QSR). Ongoing compliance with QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect us and our facilities from time to time to determine whether we are in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. We cannot assure you that we will be able to comply with current or future FDA requirements applicable to the manufacture of products.

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

        From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses. For the year ended December 31, 2003, we recorded net income of $827,000 and as of December 31, 2003, we had an accumulated deficit of approximately $13.6 million. Our ability to maintain profitability is uncertain. The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners. We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

Substantial competition could materially affect our financial performance.

        We compete with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing or have developed HA products for similar applications and have received FDA approval, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products. For example, several of our competitors obtained FDA and foreign regulatory approvals before us for marketing HA products with applications similar to that of ORTHOVISC. Thus, the successful commercialization of ORTHOVISC will depend in part on our ability to effectively market ORTHOVISC against more established products with a longer sales history. There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. In the past we have experienced volatility in our international sales of ORTHOVISC including ongoing competitive factors as well as economic issues, and potential regional conflict and political uncertainties. As a result, we are uncertain of the extent of our future sales in these markets.

We are uncertain regarding the success of our clinical trials.

        Several of our products will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. We plan to begin a pilot human clinical trial in Europe for INCERT-S and a pivotal clinical trial for our product for CTA in the second quarter of 2004. There can be no assurance that we will successfully complete clinical trials of INCERT-S or our CTA product or that we will be able to successfully complete the FDA approval process for either INCERT-S or our CTA product. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate the clinical trials. In addition, we cannot make any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

        Our success will be dependent, in part, upon the efforts of our marketing partners and the terms and conditions of our relationships with such marketing partners.

        We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us. Under the terms of the B&L Agreement, effective January 1, 2001, we became Bausch & Lomb's exclusive provider of AMVISC and AMVISC Plus ophthalmic viscoelastic products, in the U.S. and international markets. The B&L Agreement expires December 31, 2007, and superceded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001. The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The B&L Agreement lifts contractual restrictions on our ability to sell certain ophthalmic products to other companies, subject to our payment of royalties. In exchange, we agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by Bausch & Lomb.

        We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future. The reduction in unit prices resulted in a decrease in our revenue and gross profit from the sale of AMVISC to Bausch & Lomb. We expect revenue from Bausch & Lomb in 2004 to be relatively consistent with 2003. In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur. For the years ended December 31, 2003, 2002 and 2001, sales of AMVISC products to Bausch & Lomb accounted for 51%, 59% and 65% of product revenues, respectively. Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

        We have entered into various agreements for the distribution of ORTHOVISC internationally which are subject to termination under certain circumstances. We are continuing to seek to establish long-term distribution relationships in regions not covered by existing agreements, but can make no assurances that we will be successful in doing so. There can be no assurance that we will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that we will obtain European or other reimbursement approvals or, if such approvals are obtained, they will be obtained on a timely basis or at a satisfactory level of reimbursement.

        In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions. Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis. We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that us and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance-and sales- based milestones provided in the OBI Agreement. Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis based on our proprietary viscosupplementation technology will result in any new products or indications for use.

        We will need to obtain the assistance of additional marketing partners to bring new and existing products to market and to replace certain marketing partners. The failure to establish strategic partnerships for the marketing and distribution of our products on acceptable terms will have a material adverse effect on our business, financial condition, and results of operations.

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

        Pursuant to the B&L Agreement, we have agreed to transfer to Bausch & Lomb, upon expiration of the term of the B&L agreement on December 31, 2007, or in connection with earlier termination in certain circumstances, our manufacturing process, know-how and technical information, which relate to only AMVISC products. Upon expiration of the B&L Agreement, there can be no assurance that Bausch & Lomb will continue to use us to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb discontinues the use of us as a manufacturer after such time, our business, financial condition, and results of operations would likely be materially and adversely affected.

Our manufacturing processes involve inherent risks and disruption could materially adversely affect our business, financial condition and results of operations.

        Our results of operations are dependent upon the continued operation of our manufacturing facility in Woburn, Massachusetts. The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for syringes and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products. Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

Our financial performance depends on the continued growth and demand for our products and we may not be able to successfully manage the expansion of our operations

        Our future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. We expect sales of ORTHOVISC to grow in 2004 as a result of FDA approval and the entering into of the OBI Agreement with Ortho Biotech. There can be no assurance that even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

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

If we engage in any acquisition as a part our growth strategy, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition.

        Our business strategy may include the future acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business.     If we undertake any acquisition, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce stockholders' ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which we have limited experience or where experienced distribution alliances are not available. Our future profitability may depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future or consummate future acquisitions.

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

        We had cash and cash equivalents of approximately $14.6 million as of December 31, 2003 and received an additional $20.0 million milestone payment in February 2004 in connection with the OBI Agreement. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

        During the years ended December 31, 2003 and 2002, approximately, 20% and 18%, respectively, of our product sales were to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

        We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us. For the year ended December 31, 2003, Bausch & Lomb accounted for 51% of product revenues and 65% of our accounts receivable balance and three other customers, combined, accounted for 39% of product revenues and 20% of our accounts receivable balance. While it is expected that our ability to market ORTHOVISC in the U.S. as a result of the receipt of FDA approval in February 2004, and our entering into the OBI Agreement, will reduce our dependence on Bausch & Lomb for revenues we will still be dependent on a small number of large customers for the majority of our revenues. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

        We, through our international distributors, distribute ORTHOVISC in Canada, Turkey and certain countries in Europe and the Middle East. Due to unfavorable results of the U.S. ORTHOVISC pivotal clinical trial announced on May 31, 2000, marketing efforts in these countries have been negatively affected. There can be no assurance that as a result receiving FDA marketing approval for ORTHOVISC in the U.S. marketing efforts will improve or that international sales levels for ORTHOVISC will improve, maintain historical levels or that sales will occur at all in these countries.

Additional costs for complying with recent and proposed future changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

        Recent and proposed future changes in the Securities and Exchange Commission and Nasdaq rules, as well as changes in accounting rules, will cause us to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner. In addition, we expect to incur additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be negatively impacted. In addition, compliance with these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting directors for the board and various sub-committees thereof or officers.

        The recent and proposed changes in SEC and Nasdaq rules, including those resulting from the Sarbanes-Oxley Act of 2002, may result in our being unable to attract and retain the necessary board directors and members of sub-committees thereof or officers, to effectively provide for our management. The perceived increased personal risk associated with these recent changes, may deter qualified individuals from wanting to participate in these roles.

We may have difficulty obtaining adequate directors and officers insurance and the cost for coverage may significantly increase.

        We may have difficulty in obtaining adequate directors' and officers' insurance to protect us and our directors and officers from claims made against them. Additionally, even if adequate coverage is available, the costs for such coverage may be significantly greater than current costs. This additional cost may have a significant effect on our profits and as a consequence our results of operations may be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2003, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations is specific to the extent that certain sales were effected through logistics agents in foreign currencies. The impact of currency exchange rate movements on sales through logistics agents was immaterial for the year ended December 31, 2003. Currently, we do not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Shareholders of
Anika Therapeutics, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        The consolidated financial statements of Anika Therapeutics, Inc. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 12, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 20, 2004

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 12, 2002

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,592,000	$11,002,000
Restricted cash	818,000	—
Marketable securities	—	2,500,000
Accounts receivable, net of reserves of $29,000 and $35,000 at December 31, 2003 and 2002, respectively	1,421,000	1,198,000
Inventories	3,627,000	2,924,000
Prepaid expenses and other receivables	81,000	320,000

Total current assets	20,539,000	17,944,000
Property and equipment, at cost	9,875,000	9,619,000
Less: accumulated depreciation	(8,684,000)	(7,678,000)

	1,191,000	1,941,000
Long-term deposits	143,000	143,000
Notes receivable from officers	—	59,000

Total Assets	$21,873,000	$20,087,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$349,000	$846,000
Income taxes payable	65,000	—
Accrued expenses	1,297,000	1,703,000
Customer deposit	—	327,000
Deferred revenue	378,000	147,000

Total current liabilities	2,089,000	3,023,000
Long-term deferred revenue	1,800,000	—
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.01 par value: 30,000,000 shares authorized, 9,991,943 shares issued at December 31, 2003 and 2002, 9,986,405 and 9,934,280 shares outstanding at December 31, 2003 and 2002, respectively	100,000	100,000
Additional paid-in-capital	31,480,000	31,640,000
Treasury stock, at cost, 5,538 and 57,663 shares at December 31, 2003 and 2002, respectively	(27,000)	(280,000)
Accumulated deficit	(13,569,000)	(14,396,000)

Total stockholders' equity	17,984,000	17,064,000

Total Liabilities and Stockholders' Equity	$21,873,000	$20,087,000

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2003	2002	2001
Product revenue	$15,330,000	$13,129,000	$11,299,000
Licensing revenue	74,000	58,000	13,000

Total revenue	15,404,000	13,187,000	11,312,000
Cost of product revenue	8,005,000	8,109,000	8,229,000

Gross profit	7,399,000	5,078,000	3,083,000
Operating expenses:
Research & development	2,595,000	3,928,000	4,280,000
Selling, general & administrative	4,209,000	4,425,000	5,263,000
Litigation settlement costs (Note 19)	—	—	951,000

Total operating expenses	6,804,000	8,353,000	10,494,000

Income (loss) from operations	595,000	(3,275,000)	(7,411,000)
Interest income	144,000	240,000	662,000

Income (loss) before provision for income taxes	739,000	(3,035,000)	(6,749,000)
Provision for income taxes	(88,000)	5,000	9,000

Net income (loss)	$827,000	$(3,040,000)	$(6,758,000)

Basic net income (loss) per share:
Net income (loss)	$0.08	$(0.31)	$(0.68)

Basic weighted average common shares outstanding	9,953,733	9,934,280	9,934,280

Diluted net income (loss) per share:
Net income (loss)	$0.08	$(0.31)	$(0.68)

Diluted weighted average common shares outstanding	10,849,610	9,934,280	9,934,280

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock				Treasury Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Deferred Compensation	Number of Shares	Cost	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2000	9,991,943	$100,000	$31,735,000	$(244,000)	57,663	$(280,000)	$(4,598,000)	$26,713,000
Amortization of deferred compensation	—	—	—	149,000	—	—	—	149,000
Reversal of deferred compensation	—	—	(95,000)	95,000	—	—	—	—
Net loss	—	—		—	—		(6,758,000)	(6,758,000)

Balance, December 31, 2001	9,991,943	100,000	31,640,000	—	57,663	(280,000)	(11,356,000)	20,104,000
Net loss	—	—	—	—	—	—	(3,040,000)	(3,040,000)

Balance, December 31, 2002	9,991,943	100,000	31,640,000	—	57,663	(280,000)	(14,396,000)	17,064,000
Exercise of common stock options	—	—	(160,000)	—	(52,125)	253,000	—	93,000
Net income	—	—	—	—	—	—	827,000	827,000

Balance, December 31, 2003	9,991,943	$100,000	$31,480,000	$—	5,538	$(27,000)	$(13,569,000)	$17,984,000

The accompanying notes are an integral part of these consolidated financial statements.

 Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$827,000	$(3,040,000)	$(6,758,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006,000	1,095,000	1,085,000
Amortization of deferred compensation	—	—	149,000
Forgiveness of note receivable from officer	—	—	129,000
Provision for doubtful accounts	(6,000)	10,000	—
Changes in operating assets and liabilities:
Accounts receivable	(217,000)	1,033,000	(548,000)
Inventories	(703,000)	802,000	1,011,000
Prepaid expenses	239,000	221,000	72,000
Accounts payable	(497,000)	(109,000)	84,000
Customer deposit	(327,000)	327,000	—
Accrued expenses	(406,000)	(139,000)	447,000
Deferred revenue	2,031,000	132,000	15,000
Income taxes payable	65,000	—	—

Net cash provided by (used in) operating activities	2,012,000	332,000	(4,314,000)

Cash flows from investing activities:
Proceeds from the redemption of marketable securities	2,500,000	8,995,000	19,423,000
Purchase of marketable securities	—	(7,500,000)	(13,378,000)
Restricted cash	(818,000)	—	—
Purchase of property and equipment	(256,000)	(89,000)	(908,000)
Proceeds from repayment of notes receivable from officers	59,000	194,000	—
Long-term deposits	—	5,000	(24,000)

Net cash provided by investing activities	1,485,000	1,605,000	5,113,000

Cash flows from financing activities:
Proceeds from exercise of stock options	93,000	—	—

Net cash provided by financing activities	93,000	—	—

Increase in cash and cash equivalents	3,590,000	1,937,000	799,000
Cash and cash equivalents at beginning of year	11,002,000	9,065,000	8,266,000

Cash and cash equivalents at end of year	$14,592,000	$11,002,000	$9,065,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,000	$1,000	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In December 2003 the Company entered into a licensing, distribution, supply and marketing agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, for ORTHOVISC covering the U.S. and Mexico, and in February 2004 the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC. ORTHOVISC has been approved for sale and marketed internationally since 1996. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. The Company manufactures AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated. The Company also manufactures CoEase™ for Advanced Medical Optics, Inc., STAARVISC®II, for STAAR Surgical Company, and ShellGel™ for Cytosol Ophthalmics, Inc., each an injectable ophthalmic viscoelastic product.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities, Inc. (a Massachusetts Securities Corporation) and Anika Therapeutics UK, Ltd. All intercompany balances and transactions have been eliminated in consolidation. There was no activity by the UK subsidiary during the years ended December 31, 2003, 2002 and 2001. As of March 2003 the UK subsidiary was dissolved.

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

        The Company recognizes non-refundable upfront payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply. Milestone payments received as part of supply, distribution, and marketing arrangements are evaluated under Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. The Company recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21, (2) the milestone payments are non-refundable, (3) substantive effort is involved in achieving the milestone, and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the Company will defer the milestone payments and recognize them as revenue over the remaining term of the contract as it completes its performance obligations. In February 2004, as part of the

OBI agreement, the Company received a milestone payment of $20 million as a result of obtaining FDA approval for ORTHOVISC. The Company evaluated the terms of the OBI Agreement and the circumstances under which the milestone was paid and determined that the milestone payment did not meet all of the conditions to be recognized upon achievement, therefore, the Company expects to defer the milestone payment of $20 million and recognize it ratably over the initial ten-year term of the OBI Agreement beginning with the first quarter of 2004.

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

        The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2003 and 2002, long-lived assets consisted of property and equipment.

        During the years ended December 31, 2003, 2002, and 2001 the Company did not record losses on impairment.

Research and Development

        Research and development costs consists primarily of salaries and related expenses for personnel and fees paid to outside consultants and outside service providers. Research and development costs are expensed as incurred.

Income Taxes

        The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003, the Company has stock options outstanding under three stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2003	2002	2001
Net income (loss)
As reported	$827,000	$(3,040,000)	$(6,758,000)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	149,000
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(439,000)	(356,000)	(509,000)

Pro forma net income (loss)	$388,000	$(3,396,000)	$(7,118,000)

Basic net income (loss) per share
As reported	$0.08	$(0.31)	$(0.68)
Proforma	$0.04	$(0.34)	$(0.72)
Diluted net income (loss) per share
As reported	$0.08	$(0.31)	$(0.68)
Proforma	$0.04	$(0.34)	$(0.72)

        The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2003, 2002, and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

	December 31,
	2003	2002	2001
Risk-Free interest rate	2.69%	5.14%	5.13%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	4	4	4
Expected volatility	101.66%	86.52%	71.40%

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

Reporting Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 2003, 2002, and 2001 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

Disclosures About Segments of an Enterprise and Related Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance. The Company's chief decision-making group consists of its four officers including the chief executive officer and the chief financial officer. Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements. Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

New Accounting Pronouncements

        Effective July 1, 2003, the Company adopted EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. The adoption of EITF 00-21 did not have a material impact on the Company's financial statements.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued SAB 104, Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3. NET INCOME (LOSS) PER COMMON SHARE

        The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings (loss) per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, unexercised "in-the-money" stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. For periods where the Company has incurred a loss, dilutive net loss per share is equal to basic net loss per share.

        Shares used in calculating basic and diluted earnings per share for each of the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Net income (loss)	$827,000	$(3,040,000)	$(6,758,000)

Basic weighted average common shares outstanding	9,953,733	9,934,280	9,934,280
Dilutive effect of assumed exercised of stock options and warrants	895,877	—	—

Diluted weighted average common and potential common shares outstanding	10,849,610	9,934,280	9,934,280

        Outstanding stock options to purchase approximately 233,000 shares at December 31, 2002 and 61,000 shares at December 31, 2001, are excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss for each of these years and to include them would have been anitdilutive. Options to purchase approximately 728,000, 1,115,000 and 1,378,000 shares were outstanding at December 31, 2003, 2002, and 2001, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period.

4. MARKETABLE SECURITIES

        The Company had no marketable securities at December 31, 2003. Marketable securities classified as hold-to-maturity consists of the following at December 31, 2002:

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
Municipal bond (due in one year or less)	$2,500,000	$2,000	$2,502,000

        During 2002, marketable securities classified as held-to-maturity, with an amortized cost aggregating $8,994,000, including interest and realized gains of $115,000, matured.

5. RESTRICTED CASH

        At December 19, 2003, in connection with the issuance of an irrevocable letter of credit to one of the Company's vendors the Company had deposited $818,000 with its bank to collateralize the letter of credit. These funds are restricted from the Company's use during the term of the letter of credit, which by its terms is to expire in April 2004, although the Company is entitled to all interest earned on the funds. A portion of the letter of credit was drawn upon by the Company's vendor in January 2004 and the restriction on the funds equivalent to the amount drawn was released. The remainder of the letter of credit is expected to be drawn upon by the Company's vendor prior to its expiration at which time the remainder of the restricted funds will be released.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        A summary of the allowance for doubtful account activity is as follows:

	December 31,
	2003	2002	2001
Balance, beginning of the year	$35,000	$25,000	$124,000
Amounts provided	—	10,000	—
Amounts written off	(6,000)	—	(99,000)

Balance, end of the year	$29,000	$35,000	$25,000

7. INVENTORIES

        Inventories consists of the following:

	December 31,
	2003	2002
Raw Materials	$1,537,000	$1,239,000
Work-in-Process	1,445,000	1,354,000
Finished Goods	645,000	331,000

Total	$3,627,000	$2,924,000

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

8. PROPERTY & EQUIPMENT

        Property and equipment is stated at cost and consists of the following:

	December 31,
	2003	2002
Machinery and equipment	$5,802,000	$5,546,000
Furniture and fixtures	699,000	699,000
Leasehold improvements	3,374,000	3,374,000

	9,875,000	9,619,000
Less accumulated depreciation	(8,684,000)	(7,678,000)

Total	$1,191,000	$1,941,000

        Depreciation expense was $1,006,000, $1,095,000 and $1,085,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9. NOTES RECEIVABLE FROM OFFICERS

        Notes receivable from officers of $59,000 at December 31, 2002, consisted of a loan made to one officer and was repaid in full in July 2003. The note receivable from the officer accrued interest at 6.22%.

10. ACCRUED EXPENSES

        Accrued expenses consists of the following:

	December 31,
	2003	2002
Payroll and benefits	$939,000	$682,000
Professional fees	218,000	112,000
Clinical trial	—	621,000
Other	140,000	288,000

Total	$1,297,000	$1,703,000

11. COMMITMENTS AND CONTINGENCIES

        The Company's corporate headquarters is located in Woburn, Massachusetts, where it leases approximately 10,000 square feet of administrative and research and development space. The lease on this facility terminates in October 2004. The Company also leases approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for its manufacturing facility and warehouse. The lease for this facility terminates in February 2009. Net rental expense in connection with the leases, totaled $685,000, $657,000, and $647,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

        Future minimum lease payments under noncancelable operating leases at December 31, 2003 are as follows:

Amount
2004	$685,000
2005	602,000
2006	605,000
2007	617,000
2008	617,000
Thereafter	103,000

Total	$3,229,000

        Guarantor Arrangements.    In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of or in any way connected with any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company's historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no accrued warranties and has no history of claims.

12. STOCK OPTION PLAN

        The Company had reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the "1993 Plan"). In addition, the Company also established the Directors' Stock Option Plan (the "Directors' Plan") and reserved 40,000 shares of the Company's common stock for issuance to the Board of Directors. On October 28, 1997, the Board of Directors granted to certain executive officers and employees of the Company options to acquire 269,000 shares of common stock at an exercise price of $7.625 per share, vesting over a four-year period. Such grants received stockholder approval upon the amendment to the Plan on June 3, 1998. When the amendment was approved by the shareholders, the Company recorded deferred compensation of $1,490,000, which represented the difference between the exercise price of the option and the fair market value of the common stock at the time of such approval. During 2001 the remaining deferred compensation balance of $149,000 was amortized to expense.

        On March 3, 2003, the 1993 Plan expired in accordance with its terms and approximately 662,000 shares reserved under the plan were released. On April 4, 2003 the Board of Directors approved the 2003 Anika Therapeutics, Inc. Stock Option and Incentive Plan (the "2003 Plan"). The Company has reserved 1,500,000 shares of common stock for grant of stock options to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003.

        Combined stock option activity under the three plans is summarized as follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	1,347,647	$2.48	1,439,722	$3.37	1,721,122	$4.77
Granted	811,400	4.99	472,400	1.11	489,800	1.12
Canceled	(39,625)	1.34	(563,200)	3.61	(771,200)	5.07
Expired	—	—	(1,275)	4.47	—	—
Exercised	(52,125)	1.78	—	—	—	—

Outstanding at end of period	2,067,297	$3.51	1,347,647	$2.48	1,439,722	$3.37

Options exercisable at end of period	969,473	$2.91	785,947	$3.11	574,039	$4.41
Weighted average fair value of options granted at fair value		$3.53		$0.82		$1.96

        Generally, options vest in equal, annual installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. There are 1,001,600 options available for future grant at December 31, 2003.

        The following table summarizes significant ranges of outstanding options under both Plans at December 31, 2003:

	Options Outstanding			Options Exercisable
Ranges of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90—$1.19	905,750	8.02	$1.07	407,688	$1.06
1.23—3.00	400,833	6.08	1.80	209,071	2.13
3.13—6.94	310,334	4.42	4.84	281,084	4.87
$7.63—$9.75	450,380	9.22	9.01	71,630	8.05

	2,067,297	7.37	$3.51	969,473	$2.91

13. SHAREHOLDER RIGHTS PLAN

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

        Under the Rights Plan, the Rights generally become exercisable if: (1) a person becomes an "Acquiring Person" by acquiring 15% or more of the Company's Common Stock, (2) a person commences a tender offer that would result in that person owning 15% or more of the Company's Common Stock, or (3) the Board of Directors deems a person to be an "Adverse Person," as defined under the Rights Plan. In the event that a person becomes an "Acquiring Person," or an "Adverse Person," each holder of a Right (other than the Acquiring Person or Adverse Person) would be entitled to acquire such number of units of preferred stock (which are equivalent to shares of the Company's Common Stock) having a value of twice the exercise price of the Right. If, after any such event, the Company enters into a merger or other business combination transaction with another entity, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right. The current exercise price per Right is $45.00.

        The Rights will expire at the close of business on April 6, 2008 (the "Expiration Date"), unless previously redeemed or exchanged by the Company as described below. The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, shares of the Company's Common Stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (1) the time at which any person becomes an "Acquiring Person" or an "Adverse Person", or (2) the Expiration Date. At any time after any person becomes an "Acquiring Person" or an "Adverse Person", the Board of Directors may, at its option, exchange all or any part of the then outstanding and exercisable Rights for shares of the Company's Common Stock at an exchange ratio specified in the Rights Plan. Notwithstanding the foregoing, the Board of Directors generally will not be empowered to affect such exchange at any time after any person becomes the beneficial owner of 50% or more of the Company's Common Stock.

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

14. STOCK REPURCHASE PLAN

        In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of the Company's Common Stock, with the total number of shares repurchased not to exceed 9.9% of the total number of shares issued and outstanding. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. As of December 31, 2003, the Company had repurchased a total of 762,100 shares at a net cost of approximately $3,873,000 and has reissued 756,562 shares upon exercise of employee stock options. No shares were purchased in 2003 or 2002.

15. EMPLOYEE BENEFIT PLAN

        Employees are eligible to participate in the Company's 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2003, 2002, and 2001, the Company made matching contributions of $157,000, $150,000, and $187,000 respectively.

16. LICENSING AND DISTRIBUTION AGREEMENTS

        In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company's proprietary viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2.0 million upon entering into the OBI Agreement and a milestone payment of $20 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC. Under the OBI Agreement, the Company will be the exclusive supplier of ORTHOVISC to Ortho Biotech. The OBI Agreement provides for additional performance- and sales-based milestone payments to the Company contingent upon planned manufacturing upgrades, insurance reimbursement approval, and achieving specified sales targets, in addition to royalty and transfer fees. The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

        In July 2000, the Company entered into a seven-year supply agreement (the "B&L Agreement") with Bausch & Lomb Surgical, a unit of Bausch & Lomb. Bausch & Lomb Surgical was subsequently merged into Bausch & Lomb Incorporated. Under the terms of the B&L Agreement, effective January 1, 2001, the Company became Bausch & Lomb's exclusive provider of AMVISC and AMVISC Plus, ophthalmic viscoelastic products, in the U.S. and international markets. The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances. The B&L Agreement lifts contractual restrictions on the Company's ability to sell certain ophthalmic products to other companies, subject to payment of royalties to Bausch & Lomb by the Company. In exchange, the Company agreed to a reduction in unit selling prices effective April 1, 2000, and the elimination of minimum unit purchase obligations by B&L. Under the new agreement with Bausch and Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known. In accordance with the Company's revenue recognition policy, the amount of revenue reasonably subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. In the fourth quarters of 2003, 2002 and 2001, product revenue included the recognition of $846,000, $839,000 and $401,000, respectively, of revenue related to sales of AMVISC and AMVISC Plus to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years until the actual annual unit volume became fixed or determinable. During the years ended December 31, 2003, 2002, and 2001, the Company recognized revenues of $7,801,000, $7,811,000, and $7,389,000, respectively, under this agreement and the prior Bausch & Lomb agreement. Additionally, during the years ended December 31, 2003, 2002 and 2001, the Company incurred royalties of $52,000, $109,000 and $13,000, respectively, to Bausch & Lomb under this agreement.

        In April 2001, the Company entered into a five-year supply agreement with Cytosol Ophthalmics, Inc. Under the terms of the agreement, effective April 11, 2001, the Company became Cytosol Ophthalmic's exclusive provider of sterile sodium hyaluronate ophthalmic viscoelastic products, in the U.S. and international markets. Under the agreement, in lieu of an up-front payment, the Company is entitled to an increase in the price per unit of $2 per unit for the initial 50,000 units purchased. As a result, the Company will recognize $100,000 of revenue under this agreement ratably over the term of the agreement or as units are shipped, if longer. The agreement expires April 11, 2006. For the years ended December 31, 2003, 2002 and 2001, the Company has recognized $23,000, $16,000 and $8,000, respectively, of the $100,000 price adjustment as license revenue.

17. REVENUE BY SIGNIFICANT CUSTOMER AND BY GEOGRAPHIC REGION

        Product revenue by significant customers as a percent of total revenues is as follows

	Percent of Product Revenue Year Ended December 31,
	2003	2002	2001
Bausch & Lomb Incorporated	50.6%	59.2%	65.3%
Pharmaren AG/Biomeks	14.3%	10.0%	15.7%
Advanced Medical Optics	13.4%	8.8%	—
Boehringer Ingelheim Vetmedica	11.3%	6.9%	4.7%

	89.6%	84.9%	85.7%

        As of December 31, 2003, two customers represented 85% of the Company's accounts receivable balance.

        Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended December 31,
	2003		2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$12,331,000	80.1%	$10,880,000	82.5%	$8,152,000	72.1%
Turkey	2,208,000	14.3%	1,320,000	10.0%	1,772,000	15.7%
Middle East	169,000	1.1%	171,000	1.3%	134,000	1.2%
Other/Europe	696,000	4.5%	816,000	6.2%	1,254,000	11.0%

Total	$15,404,000	100.0%	$13,187,000	100.0%	$11,312,000	100.0%

18. INCOME TAXES

        The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

        As of December 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $9,686,000, and $9,462,000, respectively. These carryforwards begin to expire in 2012 and 2005, respectively, and are subject to review and possible adjustment. As of December 31, 2003, the Company has tax credit carryforwards for federal and state tax purposes of approximately $965,000 and $640,000, respectively. These credit carryforwards begin to expire in 2009. The Internal Revenue Code (IRC) contains provisions that may limit the amount of net operating loss and tax credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period. In the event that the Company has had a change of ownership, as defined in IRC Section 382, utilization of the carryforwards may be restricted.

        The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	Years ended December 31,
	2003	2002
Deferred tax assets:
Depreciation	$584,000	$436,000
Accrued expenses and other	292,000	245,000
Inventory reserves	66,000	92,000
Net operating loss carryforwards	3,878,000	5,070,000
Deferred revenue	832,000	—
Credit carryforwards	1,387,000	1,399,000

Gross deferred tax assets	7,039,000	7,242,000
Less: valuation allowance	(7,039,000)	(7,242,000)

Net deferred tax asset	$—	$—

        As of December 31, 2003, management determined that it is more likely than not that the deferred tax assets will not be realized and, therefore, a valuation allowance has reduced all of the deferred tax assets to zero.

        In February 2004, the Company achieved a milestone under the OBI Agreement and received payment of $20.0 million which it expects will be recognized as taxable income in the first quarter of 2004. As a result, the Company expects that it will be able to utilize the loss carryforwards, in 2004, in their entirety to offset part of its taxable income. As a result of the Company's expected taxable income in 2004, it will reevaluate the positive and negative evidence regarding the realizability of its deferred tax assets and consider whether a release of the valuation allowance is appropriate.

        Income tax (benefit) expense was ($88,000), $5,000, and $9,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate to pretax income as a result of the following:

	Years ended December 31,
	2003	2002	2001
Computed expected tax (benefit) expense	$251,000	$(1,032,000)	$(2,295,000)
State tax expense (net of federal benefit)	48,000	2,000	9,000
Nondeductible expenses	4,000	3,000	4,000
Federal and state research and development credits	—	(224,000)	(263,000)
Alternative minimum tax benefit from carryback	(154,000)	—	—
Alternative minimum tax liability	64,000	—	—
Alternative minimum tax credit	(64,000)	—	—
Other	(34,000)	2,000	(5,000)
Change in valuation allowance related to income tax (benefit) expense	(203,000)	1,254,000	2,559,000

Tax (benefit) expense	$(88,000)	$5,000	$9,000

19. LEGAL MATTERS

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

        Settled Class Action Litigation.    Between April 15, 1998 and August 2, 1998, three putative class action complaints were filed against the Company, J. Melville Engle, the Company's former chief executive officer, and Sean Moran, the Company's former chief financial officer, in the United States District Court for the District of Massachusetts (the "Court") on behalf of all purchasers of the Company's shares between April 15, 1998 and May 30, 2000 (the "Class"). On or about September 13, 2000, the Court appointed lead plaintiffs, and consolidated and recaptioned the cases In re Anika Therapeutics, Inc. Securities Litig., Civil Action No. 00-11127-WGY. On or about October 30, 2000, lead plaintiffs filed a consolidated amended complaint, which alleged that the Company and the individual defendants violated the federal securities laws by, among other things, making material misrepresentations and omissions in certain public disclosures relating to the Company's historical revenue recognition policies and its restatement of revenues for 1998 and the first three quarters of 1999. On December 14, 2000, the

Company, Mr. Engle and Mr. Moran each filed motions to dismiss the consolidated amended complaint, and plaintiffs opposed those motions. Before the Court decided the motions to dismiss, the parties reached agreement on the terms of a settlement of the action. Accordingly, the parties negotiated and entered into a Stipulation and Agreement of Settlement, Compromise and Release ("Stipulation") dated May 25, 2001, which contained those terms, conditioned on Court approval. In the Stipulation, the parties requested, among other things, that the Court (1) certify, for purposes of settlement, the Class and the action as a class action; (2) finally approve the settlement as provided for in the Stipulation, including the release of all claims by Class members against the Defendants; and (3) enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. The Court preliminarily approved the settlement on May 31, 2001. Thereafter, plaintiff's counsel sent notice of the proposed settlement to the Class, and the Company, pursuant to the Stipulation, paid $1.25 million into a settlement fund that was to be used, among other things, to pay authorized members of the Class. The Court held a Final Settlement Hearing on October 22, 2001 during which the Court finally approved the Settlement. In addition, the Company entered into an agreement with the insurance company that issued the Company's directors and officers liability policy for the period from December 1, 1999 to November 30, 2000. Under that agreement, the insurer paid the Company $400,000 in exchange for a release of the insurer's obligations under the policy. The Company applied the $400,000 to the settlement amount in the shareholder class action lawsuit.

20. QUARTERLY FINANCIAL DATA (Unaudited)

Year 2003	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total Revenue	$5,014,000	$3,688,000	$3,318,000	$3,384,000
Cost of Product Revenue	2,260,000	1,930,000	1,846,000	1,969,000
Gross Profit	2,754,000	1,758,000	1,472,000	1,415,000
Net Income (Loss)	$801,000	$420,000	$(81,000)	$(313,000)
Per common share information
Basic net income (loss) per share	$0.08	$0.04	$(0.01)	$(0.03)
Basic common shares outstanding	9,979,068	9,959,904	9,941,121	9,934,280
Diluted net income (loss) per share	$0.07	$0.04	$(0.01)	$(0.03)
Diluted common shares outstanding	11,188,042	10,422,066	9,941,121	9,934,280
Year 2002	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total Revenue	$4,471,000	$2,905,000	$3,421,000	$2,390,000
Cost of Product Revenue	1,845,000	1,975,000	2,202,000	2,087,000
Gross Profit	2,626,000	930,000	1,219,000	303,000
Net Income (Loss)	$829,000	$(908,000)	$(1,157,000)	$(1,804,000)
Per common share information
Basic net income (loss) per share	$0.08	$(0.09)	$(0.12)	$(0.18)
Basic common shares outstanding	9,934,280	9,934,280	9,934,280	9,934,280
Diluted net income (loss) per share	$0.08	$(0.09)	$(0.12)	$(0.18)
Diluted common shares outstanding	9,948,072	9,934,280	9,934,280	9,934,280

        In the fourth quarters of 2003 and 2002 product revenue included the recognition of $846,000 and $839,000, respectively, of revenue related to sales of AMVISC® and AMVISC® Plus to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years until the actual annual unit volume became fixed or determinable. See Note 16.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In July 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated July 2, 2002.

ITEM 9A CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that the Company's disclosure controls and procedures are reasonably effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls.

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2003 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is hereby incorporated by reference to the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on June 10, 2004 under the heading "Election of Directors."

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to the Proxy Statement under the headings "Principal Accounting Fees and Services."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents filed as part of Form 10-K.

(1)
Financial Statements

  (2)
  Schedules

    Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

    PricewaterhouseCoopers LLP's Report with respect to the above listed financial statements is included herein on Item 8 and Exhibit 23.1.

  (3)
  Exhibits

    The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index at (c) below.

(b)
Reports on Form 8-K

1.
Form 8-K filed November 7, 2003—furnishing of press release of Anika Therapeutics issued on November 6, 2003, announcing its financial results for the quarter ended September 30, 2003.

2.
Form 8-K filed December 3, 2003—announcing that Anika Therapeutics had received an approvable letter from the U.S. Food and Drug Administration regarding its ORTHOVISC® osteoarthritis product.

3.
Form 8-K filed December 24, 2003—announcing the signing of an exclusive, multi-year U.S. licensing and supply agreement with Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, for Anika Thereapeutic's ORTHOVISC® osteoarthritis product.

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws:
3.1	The Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.2	Certificate of Vote of Directors Establishing a Series of Convertible Preferred Stock, incorporated herein by reference to Exhibits to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.3	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.
3.4	Certificate of Vote of Directors Establishing a Series of a Class of Stock, incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-AB12 (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
3.5	Intentionally Omitted.
3.6	Intentionally Omitted.
3.7	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.3 of the Company's report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange n on August 14, 2002.
3.8	The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
(4)	Instruments Defining the Rights of Security Holders
4.1	Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
4.2	Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company incorporated hering by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on November 13, 2002.
(10)	Material Contracts
10.1	Supply Agreement dated as of July 25, 2000 by and between the Company and Bausch & Lomb, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2000. Confidential treatment was granted to certain portions of this Exhibit.

10.4	1993 Stock Option Plan, as amended, incorporated herein by reference to Annex A of the Company's Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.
10.5	License Agreement dated as of July 22, 1992 between the Company and Tufts University, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
10.6	Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.7	First Amendment to Lease dated December 11, 1997 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.8	Extension of Lease dated November 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.9	Second Amendment to Lease dated November 23, 1998 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.10	Lease dated September 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.11	Termination Agreement and Mutual Release dated as of November 10, 2000 by and between the Company and Zimmer, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2000. Confidential treatment was granted to certain portions of this Exhibit.
10.13	Promissory Note for $75,000 dated as of March 17, 1997 between the Company and J. Melville Engle, incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form SB-2 (File no. 333-38993), filed with the Securities and Exchange Commission on October 29, 1997.
10.15	Letter Agreement dated April 15, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.17	Non-Disclosure and Non-Competition Agreement dated May 5, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.

10.18	Promissory Note for $59,000 dated May 26, 2000 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.19	Letter Agreement dated March 30, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.20	Non-Disclosure and Non-Competition Agreement dated April 3, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.21	Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.22	Non-Disclosure and Non-Competition Agreement dated December 2, 1996 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.23	Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.25	Stipulation and Agreement of Compromise, Settlement and Release dated May 25, 2001 in connection with In Re Anika Therapeutics, Inc. Securities Litigation, incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2001.
10.26	Amendment to Lease #3 dated November 1, 2001 by and between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2001.
10.28	Sublease effective as of November 2001, between MedChem Products, Inc. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on May 14, 2002.
10.29	Separation Agreement dated April 2, 2002 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.

10.30	Letter Agreement dated June 25, 2002 by and between the Company and William J. Knight incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.31	Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and William J. Knight incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.32	Amended and Restated Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and Charles H. Sherwood incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.33	Letter Agreement dated February 21, 2003 by and between the Company and Roger C. Stikeleather, incorporated herein by reference to Exhibit 10.33 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on May 15, 2003.
10.34	Change in Control, Bonus and Severance Agreement dated March 17, 2003 by and between the Company and Roger C. Stikeleather, incorporated herein by reference to Exhibit 10.34 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on May 15, 2003.
10.35	Change in Control, Bonus and Severance Agreement dated June 9, 2003 by and between the Company and Francesco J. Luppino, incorporated herein by reference to Exhibit 10.35 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2003.
10.36	Lease Extension dated October 8, 2003 by and between the Company and Cummings Properties, LLC, incorporated herein by reference to Exhibit 10.36 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on November 14, 2003.
10.37	Lease Amendment dated October 8, 2003 by and between the Company and MedChem Products, Inc., incorporated herein by reference to Exhibit 10.36 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on November 14, 2003.
**10.38	License Agreement dated as of December 20, 2003 by and between the Company and Ortho Biotech Products, L.P.
*10.39	Separation Agreement dated January 19, 2004 by and between the Company and Roger C. Stikeleather.
(11)	Statement Regarding the Computation of Per Share Earnings
11.1	See Note 2 to the Financial Statements included herewith.
(21)	Subsidiaries of the Registrant

*21.1	List of Subsidiaries of the Registrant.
(23)	Consent of Experts
*23.1	Consent of PricewaterhouseCoopers llp.
*31.1	Certification of Chief Financial Officer of Anika Therapeutics, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Executive Officer of Anika Therapeutics, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
***32.1	Certification of Chief Executive Officer and Chief Financial Officer of Anika Therapeutics, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
None

*
Filed herewith.

**
Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission. The omitted portions have been filed separately with the Commission.

***
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on March 29, 2004.

ANIKA THERAPEUTICS, INC.
Date: March 29, 2004	By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004
/s/ WILLIAM J. KNIGHT William J. Knight	Chief Financial Officer (Principal Accounting Officer)	March 29, 2004
/s/ JOSEPH L. BOWER Joseph L. Bower	Director	March 29, 2004
/s/ EUGENE A. DAVIDSON, PH.D. Eugene A. Davidson, Ph.D.	Director	March 29, 2004
/s/ SAMUEL F. MCKAY Samuel F. McKay	Director	March 29, 2004
/s/ HARVEY S. SADOW, PH.D. Harvey S. Sadow, Ph.D.	Director	March 29, 2004
/s/ STEVEN E. WHEELER Steven E. Wheeler	Director	March 29, 2004

QuickLinks

FORM 10-K ANIKA THERAPEUTICS, INC. For Fiscal Year Ended December 31, 2003
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statement of Operations Detail
Statement of Operations Detail
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
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