Form 10-Q
period 2004-03-31
ANIKA THERAPEUTICS INC
filed 2004-05-17
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At May 6, 2004 there were 10,069,605 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,499,000	$14,592,000
Restricted cash	336,000	818,000
Accounts receivable, net of reserves of $29,000	2,975,000	1,421,000
Inventories	3,622,000	3,627,000
Current portion deferred income taxes	1,270,000	—
Prepaid expenses and other receivables	269,000	81,000
Total current assets	42,971,000	20,539,000
Property and equipment, at cost	10,024,000	9,875,000
Less: accumulated depreciation	(8,849,000)	(8,684,000)
	1,175,000	1,191,000
Long-term deposits	143,000	143,000
Deferred income taxes	8,403,000	—
Total Assets	$52,692,000	$21,873,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$805,000	$349,000
Income taxes payable	3,099,000	65,000
Accrued expenses	1,095,000	1,297,000
Deferred revenue	2,667,000	378,000
Total current liabilities	7,666,000	2,089,000

Long-term deferred revenue	19,250,000	1,800,000

Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value: 30,000,000 shares authorized; 9,991,943 shares issued at March 31, 2004 and December 31, 2003; 9,990,530 and 9,986,405 shares outstanding at March 31, 2004 and December 31, 2003, respectively	100,000	100,000
Additional paid-in-capital	31,466,000	31,480,000
Treasury stock, at cost, 1,413 and 5,538 shares at March 31, 2004 and December 31, 2003, respectively	(7,000)	(27,000)
Accumulated deficit	(5,783,000)	(13,569,000)
Total stockholders’ equity	25,776,000	17,984,000
Total Liabilities and Stockholders’ Equity	$52,692,000	$21,873,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Product revenue	$5,569,000	$3,370,000
License and milestone revenue	572,000	14,000
Total revenue	6,141,000	3,384,000
Cost of product revenue	2,721,000	1,969,000
Gross profit	3,420,000	1,415,000
Operating expenses:
Research and development	907,000	809,000
Selling, general and administrative	1,308,000	1,115,000
Total operating expenses	2,215,000	1,924,000
Income (loss) from operations	1,205,000	(509,000)
Interest income	46,000	42,000
Income (loss) before income tax expense (benefit)	1,251,000	(467,000)
Income tax expense (benefit)
Provision (benefit) for income taxes	504,000	(154,000)
Benefit from release of valuation allowance	(7,039,000)	—
Net income (loss)	$7,786,000	$(313,000)

Basic net income (loss) per common share	$0.78	$(0.03)
Shares used to calculate basic net income (loss) per common share	9,987,410	9,934,280
Diluted net income (loss) per common share	$0.69	$(0.03)
Shares used to calculate diluted net income (loss) per common share	11,257,264	9,934,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended

(Unaudited)

	March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$7,786,000	$(313,000)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation	165,000	248,000
Deferred income taxes	(9,673,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,554,000)	250,000
Inventories	5,000	(250,000)
Prepaid expenses and other current assets	(188,000)	75,000
Accounts payable	456,000	(126,000)
Accrued expenses	(202,000)	(155,000)
Customer deposit	—	(327,000)
Deferred revenue	19,739,000	182,000
Income taxes payable	3,034,000	—
Net cash provided by (used in) operating activities	19,568,000	(416,000)

Cash flows from investing activities
Restricted cash	482,000	—
Purchase of property and equipment	(149,000)	(96,000)
Net cash provided by (used in) investing activities	333,000	(96,000)

Cash flows from financing activities
Proceeds from exercise of stock options	6,000	—
Net cash provided by financing activities	6,000	—

Increase (decrease) in cash and cash equivalents	19,907,000	(512,000)
Cash and cash equivalents at beginning of period	14,592,000	11,002,000
Cash and cash equivalents at end of period	$34,499,000	$10,490,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc.  (“Anika” or the “Company”)  develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue.  These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body.  Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.  The Company’s currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, CoEase™,  STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis.  In December 2003 the Company entered into a licensing, distribution, supply and marketing agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, for ORTHOVISC covering the U.S. and Mexico (the “OBI Agreement”), and in February 2004 the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC.  ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996.  HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc.  The Company manufactures AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2004, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any future periods.  See “Risk Factors and Certain Factors Affecting Future Operating Results.”

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

Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure about fair value of financial instruments.  Financial instruments consist of cash equivalents, marketable securities, accounts receivable, notes receivable from officers and accounts payable.  The estimated fair value of the Company’s financial instruments approximate their carrying values.

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

The Company recognizes non-refundable upfront payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.  Milestone payments received as part of supply, distribution, and marketing arrangements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. The Company recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21, (2) the milestone payments are non-refundable, (3) substantive effort is involved in achieving the milestone, and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.  If any of these conditions are not met, the Company will defer the milestone payments and recognize them as revenue over the term of the agreement as it completes its performance obligations.  The Company will apply recognition of deferred milestone payments over the term of the agreement, on a cumulative basis, on the date the milestone is achieved.  As such, the term over which deferred milestone payments are recognized as revenue will be begin on the effective date of the related arrangement to which the payment applies.  In February 2004, in connection with entering the OBI Agreement, the Company received a milestone payment of $20 million as a result of obtaining FDA approval for ORTHOVISC.  The Company evaluated the terms of the OBI Agreement and the circumstances under which the milestone was paid and determined that the milestone payment did not meet all of the conditions to be recognized as revenue upon achievement, therefore, the Company deferred the recognition of revenue on the milestone payment of $20 million and is recognizing it ratably over the expected ten-year term of the OBI Agreement beginning with the first quarter of 2004.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At March 31, 2004, the Company has stock options outstanding under three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income (loss)
As reported	$7,786,000	$(313,000)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(216,000)	(172,000)
Pro forma net income (loss)	$7,570,000	$(485,000)
Basic net income (loss) per share
As reported	$0.78	$(0.03)
Proforma	$0.76	$(0.05)
Diluted net income (loss) per share
As reported	$0.69	$(0.03)
Proforma	$0.67	$(0.05)

The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2004 and 2003 using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The Company did not award any stock-based compensation in the three month period ended March 31, 2004.

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance.  The Company’s chief decision-making group consists of its three executive officers, including the chief executive officer and the chief financial officer.  Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Product revenue by significant customers as a percent of total revenues is as follows

	Percent of Product Revenue Three Months Ended March 31,
	2004	2003
Bausch & Lomb Incorporated	26.4%	37.8%
Ortho Biotech Products L.P.	23.5%	—
Pharmaren AG/Biomeks	8.6%	12.1%
Advanced Medical Optics	9.9%	15.3%
Boehringer Ingelheim Vetmedica	16.4%	25.6%
	84.8%	90.8%

As of March 31, 2004, two customers represented 84.3% of the Company’s accounts receivable balance.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$5,313,000	86.5%	$2,854,000	84.3%
Turkey	528,000	8.6%	408,000	12.1%
Middle East	30,000	0.5%	30,000	0.9%
Other/Europe	270,000	4.4%	92,000	2.7%
Total	$6,141,000	100.0%	$3,384,000	100.0%

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

Shares used in calculating basic and diluted earnings per share for the three month period ending March 31, are as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average number of shares of common stock outstanding	9,987,410	9,934,280
Dilutive stock options	1,269,854	—
Shares used in calculating diluted earnings per share	11,257,264	9,934,280

Outstanding stock options to purchase approximately 109,000 shares at March 31, 2003 are excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss for the three month period and to include them would have been antidilutive.  Options to purchase approximately 386,000, and 700,000 shares were outstanding at March 31, 2004, and 2003, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

5.              Restricted Cash

At December 19, 2003, in connection with the issuance of an irrevocable letter of credit to one of the Company’s vendors the Company had deposited $818,000 with its bank to collateralize the letter of credit.  These funds are restricted from the Company’s use during the term of the letter of credit, which by its terms was to expire in April 2004, although the Company is entitled to all interest earned on the funds.  A portion of the letter of credit was drawn upon by the Company’s vendor in January 2004 and the restriction on the funds equivalent to the amount drawn was released and $336,000 remained.  The remainder of the letter of credit was drawn upon by the Company’s vendor in April 2004, prior to its expiration, and the remainder of the restricted funds were released to the Company.

6.              Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$1,752,000	$1,537,000
Work-in-process	1,294,000	1,445,000
Finished goods	576,000	645,000
Total	$3,622,000	$3,627,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.              Licensing and Distribution Agreements

In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s proprietary viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2.0 million upon entering into the OBI Agreement in December 2003 and a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC.  Under the OBI Agreement, the Company will be the exclusive supplier of ORTHOVISC to Ortho Biotech.  The OBI Agreement provides for additional performance- and sales-based milestone payments to the Company contingent upon planned manufacturing upgrades, reimbursement code approval, and achieving specified sales targets, in addition to royalty and transfer fees.  The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

In July 2000, the Company entered into a seven-year supply agreement (the “B&L Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, which was subsequently merged into Bausch & Lomb Incorporated.  Under the terms of the B&L Agreement the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  At March 31, 2004 and 2003, the deferred revenue under the B&L Agreement amounted to approximately $296,000 and $242,000, respectively.

8.              Guarantor Arrangements

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the product.  The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret or other proprietary information of any third party.  On occasion, the Company contractually indemnifies its customers against any and all losses arising out of or in any way connected with any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company.   The Company maintains a products liability insurance policy that limits its exposure.  Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no accrued warranties and has no history of claims.

9.              Income Taxes

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

In February 2004, the Company achieved a milestone under the OBI Agreement and received payment of $20.0 million which it expects will be recognized as taxable income in the first quarter of 2004.  As a result, the Company expects that it will be able to utilize all of its net operating loss and credit carry-forwards in 2004 to offset part of its taxable income.  Based on these expectations, the Company recorded income taxes payable of $2.6 million to estimate its income tax liability for the $20.0 million milestone payment, net of all net operating loss and credit carry-forwards.

In accordance with the Company’s revenue recognition policy, for financial statement purposes, the milestone payment of $20.0 million was deferred and is being recognized ratably over the expected ten-year term of the OBI Agreement.  The Company recorded a deferred tax asset of $7.8 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes.  Based on management’s current expectations regarding future profitability, the Company released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

The Company also recorded a current provision for taxes of $504,000 related to income for the three months ended March 31, 2004.  The effective tax rate for the current provision for the quarter was approximately 40%; the Company anticipates a similar rate for the balance of the year.

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

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements.  These forward looking statements are based upon the current assumptions of our management and are only expectations of future results.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 11 of this Quarterly Report on form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue.  These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body.  Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.  Our marketed products include therapies for the treatment of joint diseases such as osteoarthritis and viscoelastic products used in eye surgery.  Products in development include chemically modified, cross-linked forms of HA to prevent surgical adhesions and for cosmetic tissue augmentation (CTA).

Our currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis.  ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996.  HYVISC is marketed in the U.S. through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc.  Our ophthalmic products include CoEase™,  STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, distributed by Advanced Medical Optics, Inc., STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively.  We also manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

		Three Months Ended March 31,
Product revenue by region		2004	2003
ORTHOVISC	U.S.	26%	—
	Turkey	10%	12%
	Canada	2%	1%
	Europe	2%	2%
	Middle East	1%	1%
		41%	16%

HYVISC	U.S.	16%	26%

Ophthalmic products	U.S.	43%	58%

Osteoarthritis Business

ORTHOVISC, our product for the treatment of osteoarthritis of the knee, and HYVISC, our product for the treatment of equine osteoarthritis, contributed 40.9% and 16.4%, respectively, of our product revenue for the three months ended March 31, 2004.  In February 2004 we received marketing approval from the FDA for ORTHOVISC and in March 2004 ORTHOVISC was launched in the U.S. by Ortho Biotech.  U.S. sales of ORTHOVISC contributed 26.0% of product revenue for the three months ended March 31, 2004.  We expect U.S. sales of ORTHOVISC to be the primary driver of revenue growth for 2004.

International sales of ORTHOVISC increased 56.2% for the three months ended March 31, 2004, compared to the same period in 2003 and contributed 14.9% of product revenue for the period.  Increased sales to our distributors in Turkey, Spain, Canada, and Greece were the primary contributors to the increase.  We continue to experience pricing pressure in Europe primarily due to competing products, however, we expect that the recent FDA approval and an anticipated mid-year launch of a room temperature version of ORTHOVISC will strengthen our position.  We expect continued modest international growth in 2004 as a result of expanded penetration in Europe, including Germany and France, and sales in Egypt under a new distribution and marketing agreement.

HYVISC sales increased 6.4% for the three months ended March 31, 2004 compared to the same period last year.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  Our sales of ophthalmic products contributed 42.7% of our product revenue for the three months ended March 31, 2004 and increased 20.2% compared to the same period in 2003.  Sales to Bausch & Lomb accounted for 68.3% of ophthalmic sales for three months ended March 31, 2004 and contributed 29.1% of product revenue for the period.  We believe the increase in ophthalmic product sales for the three months ended March 31, 2004 is largely attributable to inventory replenishment patterns of our distributors.  We expect sales of ophthalmic products to increase modestly for 2004 as compared to ophthalmic product sales for 2003.

Our distributor for CoEase, Advanced Medical Optics, announced in April their intent to acquire the surgical ophthalmology business of Pfizer, Inc., which includes a competing line of viscoelastic products for use in ocular surgery.  We cannot predict the effect this will have on our relationship with Advanced Medical Optics.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.  For the three months ended March 31, 2004, sales to Advanced Medical Optics contributed 23.1% of ophthalmic product revenue.

Research and Development

Our current research and development efforts include chemically modified formulations of HA designed for longer residence time in the body and second generation advances to some of our current product line.  In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery.  In addition, in May 2004 we initiated a pivotal clinical trial with our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation.  The trial is designed to evaluate the effectiveness of CTA for correcting nasolabial folds.  Second generation advances to our current product line in research and development include a room-temperature version of ORTHOVISC, pH-buffered versions for our ophthalmic products and the use of ORTHOVISC-like products for osteoarthritis in other joints.

Our research and development costs increased 12.1% for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to costs associated with the clinical trials for INCERT and CTA.  We expect to incur additional costs associated with the human clinical trials for our product candidates in 2004 and to increase personnel-related expenses as we expand our research and development efforts.  As a result, we expect an increase in research and development costs in 2004 compared to 2003.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and

Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

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

We recognize non-refundable upfront payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.  Milestone payments received as part of supply, distribution, and marketing arrangements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. We recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21, (2) the milestone payments are non-refundable, (3) substantive effort is involved in achieving the milestone, and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.  If any of these conditions are not met, we will defer the milestone payments and recognize them as revenue over the term of the agreement as it completes its performance obligations.  We will apply recognition of deferred milestone payments over the term of the agreement, on a cumulative basis, on the date the milestone is achieved.  As such, the term over which deferred milestone payments are recognized as revenue will be begin on the effective date of the related arrangement to which the payment applies.  In February 2004, as part of the OBI agreement, we received a milestone payment of $20 million as a result of obtaining FDA approval for ORTHOVISC.  We evaluated the terms of the OBI Agreement and the circumstances under which the milestone was paid and determined that the milestone payment did not meet all of the conditions to be recognized upon achievement, therefore, we expect to defer the milestone payment of $20 million and recognize it ratably over the initial ten-year term of the OBI Agreement beginning with the first quarter of 2004.

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

Deferred tax assets.  We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

In February 2004, we achieved a milestone under the OBI Agreement and received payment of $20.0 million which we expect will be recognized as taxable income in the first quarter of 2004.  As a result, we expect that we will be able to utilize all of our net operating loss and credit carry-forwards in 2004 to offset part of our taxable income.  In accordance with our revenue recognition policy, for financial statement purposes, the milestone payment of $20.0 million was deferred and is being recognized ratably over the expected ten-year term of the OBI Agreement.  We recorded a deferred tax asset of $7.8 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes.  Based on management’s current expectations regarding future profitability, we released the valuation allowance previously established against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

Results of Operations

Product revenue.  Product revenue for the three months ended March 31, 2004 was $5,569,000, an increase of $2,199,000, or 65.3%, compared to $3,370,000 for three months ended March 31, 2003.  Product sales included shipments to our U.S. distributor of ORTHOVISC, Ortho Biotech, and related royalty fees tied to ORTHOVISC end-user sales.

	Three Months Ended March 31,
	2004	2003
Ophthalmic Products	$2,374,000	$1,975,000
ORTHOVISC®	2,275,000	530,000
HYVISC®	920,000	865,000
	$5,569,000	$3,370,000

Ophthalmic product sales increased $399,000, or 20.2%, for the three months ended March 31, 2004 compared to the same period last year.  The increase is attributable to increased sales to all of our ophthalmic distributors.  Sales to Bausch & Lomb increased 26.8% for the three months ended March 31, 2004 compared to the same period last year and contributed 29.1% of product revenue.  We believe the increase to be primarily due to inventory replenishment patterns.  ORTHOVISC sales increased $1,745,000, or 329.2%, for the three months ended March 31, 2004 compared to the same period last year.  The increase is primarily due to sales to our U.S. distributor, Ortho Biotech, following FDA marketing approval in February 2004, and royalty fees tied to end-user sales.  U. S. sales of ORTHOVISC were 26.0% of product sales for the period.  International sales of ORTHOVISC increased 56.1% for the three months ended March 31, 2004 compared to the same period last year.  The increase in international sales was primarily due to increased sales to our Turkish distributor combined with increased sales in Europe and Canada.  Sales of HYVISC increased $55,000, or 6.4%, for the three months ended March 31, 2004 compared to the same period last year.  Sales of HYVISC were made to a single customer under an exclusive agreement.

Licensing and milestone revenue.  Licensing and milestone revenue for the three months ended March 31, 2004 was $572,000, an increase of $558,000 compared to $14,000 for the same period last year.  Licensing and milestone revenue included $550,000 for the ratable recognition of the $2.0 million up-front and $20.0 million milestone payments from Ortho Biotech and maintenance payments on certain supply agreements with distributors of our ophthalmic products over the related terms of the applicable agreements.

Gross profit.  Gross profit for the three months ended March 31, 2004 was $3,420,000, or 55.7% of revenue, an increase of $2,005,000, or 141.7%, from gross profit of $1,415,000, or 41.8% of revenue, for three months ended March 31, 2003.  Gross margin on product revenue was 51.1% for the three months ended March 31, 2004 compared with 41.6% for the three months ended March 31, 2003.  Gross margin for three months ended March 31, 2004, as compared with same periods last year, benefited from a shift in sales mix toward higher margin osteoarthritis products and efficiencies in our manufacturing operations.

Research & development.  Research and development expenses for the three months ended March 31, 2004 was $907,000, an increase of $98,000, or 12.1%, compared to $809,000 for the three months ended March 31, 2003.  Research and development expenses include costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development.  The increase in research and development expenses for the three months ended March 31, 2004 is primarily attributable to expenditures associated with preparation for the pilot study for INCERT-S initiated in April 2004 and the pivotal clinical trial for our product for cosmetic tissue augmentation initiated in May 2004.  The increase was partially offset by costs incurred in the first quarter 2003 associated with the completion of our pivotal clinical trial for ORTHOVISC.

Selling, general & administrative. Selling, general and administrative expenses for the three months ended March 31, 2004 was $1,308,000, an increase of $193,000, or 17.3%, compared to $1,115,000 for the same period last year.  The increase is primarily attributable to an increase in personnel related costs of $271,000 partially offset by lower professional service fees of $91,000 primarily attributable to lower legal costs.

Interest income.  Interest income for the three months ended March 31, 2004 was $46,000, a 9.5% increase, compared to $42,000 for the same period last year.  The increase is primarily attributable to higher average balance in cash and investments partially offset by lower interest rates.

Income taxes.  Provision for income taxes was $504,000 for the three months ended March 31, 2004 compared to an income tax benefit of $154,000 for the three months ended March 31, 2003.  The effective tax rate for the current provision for the three months ended March 31, 2004 was approximately 40%; we anticipate a similar rate for the balance of the year.  In 2002 federal tax law changed to allow for a five year carryback period and a suspension of certain limitations on the use of alternative minimum tax losses.  We filed an income tax carryback claim to carry our 2001 tax loss back to prior tax years.   As a result of the carryback claim, in the first quarter of 2003, we received a refund of approximately $154,000 of taxes paid in prior years.

We have determined that we will likely utilize all of our net operating loss and credit carry-forwards as a result of the receipt of the $20 million milestone payment in February 2004 from Ortho Biotech.  In addition, based on our current expectations regarding future profitability, we released the previously established valuation allowance against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At March 31, 2004, cash and cash equivalents totaled $34.5 million compared $14.6 million at December 31, 2003.  We received a $20.0 million milestone payment in February 2004 as a result of obtaining FDA approval for ORTHOVISC.

Cash provided by operating activities was $19.6 million for the three months ended March 31, 2004 compared with cash used in operating activities of $416,000 for the three months ended March 31, 2003.  Cash provided by operating activities in the first three months of 2004 resulted primarily from net income of $7.8 million, an increase in deferred revenue of $19.7 million and an increase in income taxes payable of $3.0 million.  The increase in cash provided by operating activities was partially offset by an increase in the deferred tax asset and a net increase in other current assets and liabilities of $1.5 million primarily due to a $1.6 million increase in accounts receivable.  The increase in deferred revenue was primarily due to the $20.0 million milestone payment received from Ortho Biotech in February 2004 related to FDA approval of ORTHOVISC combined with unit pricing provisions under our supply agreement with Bausch & Lomb Surgical.  The increase in income taxes payable includes the current provision for income taxes of $504,000 and the tax affect of the $20.0 million milestone payment in February 2004 partially offset by net operating loss and credit carry-forwards.  The increase in deferred tax asset primarily resulted from the tax affect of the deferred revenue associated with the $20.0 million milestone payment partially offset by the tax affect of the utilization of net operating loss and credit carry-forwards combined with the release of the valuation allowance.  Accounts receivable increased primarily due to increased sales including sales of ORTHOVISC to Ortho Biotech.

Cash provided by investing activities was $333,000 for the three months ended March 31, 2004 primarily reflecting the release of restricted cash of $482,000 and which was partially offset by capital expenditures of $149,000, primarily for manufacturing and computer equipment.

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

Our HA products under development, including a product for the cosmetic tissue augmentation market, INCERT®, a product designed to prevent surgical adhesions, and certain second-generation versions of our existing ophthalmic and osteoarthritis products, have not obtained U.S. or foreign regulatory approval for commercial marketing and sale.  We believe that these products will be regulated as Class III medical devices in the U.S. and will require a PMA prior to marketing.  We cannot assure you that:

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

From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses.  For the year ended December 31, 2003, we recorded net income of $827,000.  For the three months ended March 31, 2004 we recorded net income of $7.8 million and as of March 31, 2004, we had an accumulated deficit of approximately $5.8 million.  Our ability to maintain profitability is uncertain.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners.  We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

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

Several of our products will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA.  We began a pilot human clinical trial in Europe for INCERT-S in April 2004 and initiated a pivotal clinical trial for our product for CTA in May 2004.  There can be no assurance that we will successfully complete clinical trials of INCERT–S or our CTA product or that we will be able to successfully complete the FDA approval process for either INCERT–S or our CTA product.  In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate the clinical trials.  In addition, we cannot make any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

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

We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from the sale of AMVISC to Bausch & Lomb.  We expect revenue from Bausch & Lomb in 2004 to be relatively consistent with 2003.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the three months ended March 31, 2004 and 2003, sales of AMVISC products to Bausch & Lomb accounted for 26.4% and 37.8% of total revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

Our distributor for CoEase, Advanced Medical Optics, announced in April their intent to acquire the surgical ophthalmology business of Pfizer, Inc. which includes a competing line of viscoelastic products for use in ocular surgery.  We cannot predict the effect this will have on our relationship with Advanced Medical Optics.  As a result, we may not be able to sustain current product revenue levels in our ophthalmic business.

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

In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions.  Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis.  We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the OBI Agreement.  For the three months ended March 31, 2004, sales of ORTHOVISC to Ortho Biotech accounted for 23.5% of total revenue.  Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis based on our proprietary viscosupplementation technology will result in any new products or indications for use.

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

Our business strategy may include the future acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business.  If we undertake any acquisition, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business.  Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all.  Future acquisitions could reduce stockholders’ ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which we have limited experience or where experienced distribution alliances are not available.  Our future profitability may depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks.  We may not be able to identify suitable acquisition candidates in the future or consummate future acquisitions.

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

We had cash and cash equivalents of approximately $34.5 million at March 31, 2004.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

During the three months ended March 31, 2004 and 2003, approximately, 14.9% and 15.7%, respectively, of our product sales were to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the three months ended March 31, 2004, three customers accounted for 71.6% of product revenues and

84.3% of our accounts receivable balance.  While it is expected that our ability to market ORTHOVISC in the U.S. as a result of the receipt of FDA approval in February 2004, and our entering into the OBI Agreement, will reduce our dependence on Bausch & Lomb for revenues, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We, through our international distributors, distribute ORTHOVISC in Canada, Turkey and certain countries in Europe and the Middle East.  Due to unfavorable results of the U.S. ORTHOVISC pivotal clinical trial announced on May 31, 2000, marketing efforts in these countries have been negatively affected.  There can be no assurance that as a result receiving FDA marketing approval in February 2004 for ORTHOVISC in the U.S. marketing efforts will improve or that international sales levels for ORTHOVISC will improve, maintain historical levels or that sales will occur at all in these countries.

Additional costs for complying with recent and proposed future changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

Recent and proposed future changes in the Securities and Exchange Commission and Nasdaq rules, as well as changes in accounting rules, will cause us to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner.  In addition, we expect to incur additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls.  These additional costs may be significant enough to cause our financial position and results of operation to be negatively impacted.  In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations.  Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting directors for the board and various sub-committees thereof or officers.

The recent and proposed changes in SEC and Nasdaq rules, including those resulting from the Sarbanes-Oxley Act of 2002, may result in our being unable to attract and retain the necessary board directors and members of sub-committees thereof or officers, to effectively provide for our management.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from wanting to participate in these roles.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.  All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.  Our exposure to currency exchange rate fluctuations is specific to the extent that certain sales were effected through logistics agents in foreign currencies.  The impact of currency exchange rate movements on sales through logistics agents was immaterial for the quarter ended March 31, 2004.  Currently, we do not engage in foreign currency hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that the Company’s disclosure controls and procedures are reasonably effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls.

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

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

3.5 Intentionally Omitted.

3.6 Intentionally Omitted.

3.7 Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.

3.8 The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.

(4) Instruments Defining the Rights of Security Holders

4.1 Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

4.2 Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company incorporated herein by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on November 13, 2002.

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

* 31.1 Certification of Charles H. Sherwood, Ph.D.

* 31.2 Certification of William J. Knight

(32) Section 1350 Certifications

** 32.1 Section 1350 Certification of Charles H. Sherwood, Ph.D. and William J. Knight

*                                         Filed herewith

**                                  Furnished herewith

(b)                                 Reports on Form 8-K:

The Registrant furnished the following Current Report on Form 8-K during the quarter ended March 31, 2004:

1.               Current Report on Form 8-K filed April 29, 2004, attaching a press release announcing financial results for the first quarter of 2004 pursuant to Item 12 - Results of Operations and Financial Conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

May 17, 2004	By:	/s/ William J. Knight
William J. Knight
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)