Form 10-Q
period 2004-06-30
ANIKA THERAPEUTICS INC
filed 2004-08-16
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At August 2, 2004 there were 10,104,004 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$33,536,000	$14,592,000
Restricted cash	—	818,000
Accounts receivable, net of reserves of $29,000 at June 30, 2004 and December 31, 2003	1,693,000	1,421,000
Inventories	3,749,000	3,627,000
Current portion deferred income taxes	1,270,000	—
Prepaid expenses and other current assets	995,000	81,000
Total current assets	41,243,000	20,539,000

Property and equipment, at cost	10,103,000	9,875,000
Less: accumulated depreciation	(9,021,000)	(8,684,000)
	1,082,000	1,191,000
Long-term deposits	143,000	143,000
Deferred income taxes	8,202,000	—
Total assets	$50,670,000	$21,873,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$587,000	$349,000
Income taxes payable	—	65,000
Accrued expenses	1,433,000	1,297,000
Deferred revenue	3,120,000	378,000
Total current liabilities	5,140,000	2,089,000
Long-term deferred revenue	18,700,000	1,800,000
Total liabilities	23,840,000	3,889,000

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,104,004 shares issued and outstanding at June 30, 2004 and 9,991,943 shares issued and 9,986,404 outstanding at December 31, 2003	101,000	100,000
Additional paid-in capital	31,747,000	31,480,000
Treasury stock, at cost, no shares at June 30, 2004 and 5,538 shares at December 31, 2003	—	(27,000)
Accumulated deficit	(5,018,000)	(13,569,000)
Total stockholders’ equity	26,830,000	17,984,000
Total liabilities and stockholders’ equity	$50,670,000	$21,873,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Product revenue	$5,690,000	$3,303,000	$11,259,000	$6,673,000
License and milestone revenue	572,000	15,000	1,144,000	29,000
Total revenue	6,262,000	3,318,000	12,403,000	6,702,000
Cost of product revenue	2,442,000	1,846,000	5,163,000	3,815,000
Gross profit	3,820,000	1,472,000	7,240,000	2,887,000
Operating expenses:
Research and development	1,125,000	648,000	2,032,000	1,457,000
Selling, general and administrative	1,407,000	945,000	2,715,000	2,060,000
Total operating expenses	2,532,000	1,593,000	4,747,000	3,517,000
Income (loss) from operations	1,288,000	(121,000)	2,493,000	(630,000)
Interest income	80,000	40,000	126,000	82,000
Income (loss) before income tax benefit	1,368,000	(81,000)	2,619,000	(548,000)
Income tax expense (benefit)
Provision (benefit) for income taxes	603,000	—	1,107,000	(154,000)
Benefit from release of valuation allowance	—	—	(7,039,000)	—
Net income (loss)	$765,000	$(81,000)	$8,551,000	$(394,000)

Basic net income (loss) per common share	$0.08	$(0.01)	$0.85	$(0.04)
Shares used to calculate net income (loss) per common share	10,060,866	9,941,121	10,024,138	9,937,719
Diluted net income (loss) per common share	$0.07	$(0.01)	$0.75	$(0.04)
Shares used to calculate diluted net income (loss) per common share	11,396,116	9,941,121	11,333,899	9,937,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income (loss)	$8,551,000	$(394,000)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation	337,000	496,000
Deferred income taxes	(9,472,000)	—
Tax benefit related to stock option plans	73,000	—
Changes in operating assets and liabilities:
Accounts receivable	(272,000)	(907,000)
Inventories	(122,000)	(304,000)
Prepaid expenses and other current assets	(914,000)	71,000
Accounts payable	238,000	(439,000)
Accrued expenses	136,000	(700,000)
Customer deposit	—	(327,000)
Deferred revenue	19,642,000	579,000
Income taxes payable	(65,000)	—
Net cash provided by (used in) operating activities	18,132,000	(1,925,000)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	2,500,000
Restricted cash	818,000	—
Purchase of property and equipment	(228,000)	(133,000)
Net cash provided by investing activities	590,000	2,367,000

Cash flows from financing activities
Proceeds from exercise of stock options	222,000	9,000
Net cash provided by financing activities	222,000	9,000

Increase in cash and cash equivalents	18,944,000	451,000
Cash and cash equivalents at beginning of period	14,592,000	11,002,000
Cash and cash equivalents at end of period	$33,536,000	$11,453,000

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with government regulations and approval requirements as well as the ability to grow the Company’s business.

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2004, the results of its operations for the quarter and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any future periods.

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

Revenue Recognition

Product revenue is recognized upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable.  Amounts billed or collected prior to recognition of revenue are classified as deferred revenue.  When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices.  Under the Company’s agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the contracted price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  ORTHOVISC has been sold through several distribution arrangements as well as outsource order-processing arrangements  (“logistic agents”).  Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.

The Company recognizes non-refundable upfront payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.  Milestone payments received as part of supply, distribution, and marketing arrangements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. The Company recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21, (2) the milestone payments are non-refundable, (3) substantive effort is involved in achieving the milestone, and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.  If any of these conditions are not met, the Company will defer the milestone payments and recognize them as revenue over the term of the agreement as it completes its performance obligations.  The Company will apply recognition of deferred milestone payments over the term of the agreement, on a cumulative basis, on the date the milestone is achieved.  As such, the term over which deferred milestone payments are recognized as revenue will begin on the effective date of the related arrangement to which the payment applies.  In

February 2004, in connection with entering the OBI Agreement, the Company received a milestone payment of $20 million as a result of obtaining FDA approval for ORTHOVISC.  The Company evaluated the terms of the OBI Agreement and the circumstances under which the milestone was paid and determined that the milestone payment did not meet all of the conditions to be recognized as revenue upon achievement, therefore, the Company deferred the recognition of revenue on the milestone payment of $20 million and is recognizing it ratably over the expected ten-year term of the OBI Agreement beginning with the first quarter of 2004.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At June 30, 2004, the Company has stock options outstanding under three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$765,000	$(81,000)	$8,551,000	$(394,000)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(216,000)	(26,000)	(432,000)	(198,000)
Pro forma net income (loss)	$549,000	$(107,000)	$8,119,000	$(592,000)
Basic net income (loss) per share
As reported	$0.08	$(0.01)	$0.85	$(0.04)
Proforma	$0.05	$(0.01)	$0.81	$(0.06)
Diluted net income (loss) per share
As reported	$0.07	$(0.01)	$0.75	$(0.04)
Proforma	$0.05	$(0.01)	$0.72	$(0.06)

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

Product revenue by significant customers as a percent of total revenues is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Bausch & Lomb Incorporated	31.0%	49.9%	28.7%	43.8%
Ortho Biotech Products L.P.	23.4%	—	23.4%	—
Pharmaren AG/Biomeks	17.3%	17.7%	13.0%	14.9%
Advanced Medical Optics	9.2%	14.4%	9.1%	14.9%
Boehringer Ingelheim Vetmedica	3.3%	8.1%	9.1%	16.9%
	84.2%	90.1%	83.3%	90.5%

As of June 30, 2004, three customers represented 91.8% of the Company’s accounts receivable balance.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Quarter Ended June 30,
	2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$4,928,000	78.7%	$2,488,000	75.0%
Turkey	1,086,000	17.3%	588,000	17.7%
Other	248,000	4.0%	242,000	7.3%
Total	$6,262,000	100.0%	$3,318,000	100.0%

	Six Months Ended June 30,
	2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$10,241,000	82.6%	$5,342,000	79.7%
Turkey	1,614,000	13.0%	996,000	14.9%
Other	548,000	4.4%	364,000	5.4%
Total	$12,403,000	100.0%	$6,702,000	100.0%

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

Shares used in calculating basic and diluted earnings per share for the quarter and six month periods ending June 30, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of shares of common stock outstanding	10,060,866	9,941,121	10,024,138	9,937,719
Dilutive stock options	1,335,250	—	1,309,761	—
Shares used in calculating diluted earnings per share	11,396,116	9,941,121	11,333,899	9,937,719

Outstanding stock options to purchase approximately 713,000 and 496,000 shares are excluded from the calculation of diluted weighted average shares outstanding for the quarter and six months ended June 30, 2003, respectively, because the Company incurred a loss for periods and to include them would have been antidilutive.

5.              Restricted Cash

At December 19, 2003, in connection with the issuance of an irrevocable letter of credit to one of the Company’s vendors the Company had deposited $818,000 with its bank to collateralize the letter of credit.  These funds were restricted from the Company’s use during the term of the letter of credit although the Company was entitled to all interest earned on the funds.  The letter of credit was drawn upon by the Company’s vendor and in April 2004 the restricted funds were released to the Company.  There was no restricted cash at June 30, 2004.

6.              Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$1,625,000	$1,537,000
Work-in-process	1,678,000	1,445,000
Finished goods	446,000	645,000
Total	$3,749,000	$3,627,000

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

In July 2000, the Company entered into a seven-year supply agreement (the “B&L Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, which was subsequently merged into Bausch & Lomb Incorporated.  Under the terms of the B&L Agreement the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  At June 30, 2004 and 2003, the deferred revenue under the B&L Agreement amounted to approximately $633,000 and $645,000, respectively.

8.              Guarantor Arrangements

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the product.  The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret or other proprietary information of any third party.  On occasion, the Company contractually indemnifies its customers against any and all losses arising out of or in any way connected with any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company.   The Company maintains a products liability insurance policy that limits its exposure.  Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the accrued value of these indemnification agreements is minimal.  The Company has no accrued warranties and has no history of claims.

9.              Income Taxes

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

In February 2004, the Company achieved a milestone under the OBI Agreement and received payment of $20.0 million which will be recognized as taxable income in 2004.  As a result, the Company expects that it will be able to utilize all of its net operating loss and credit carry-forwards in 2004 to offset part of its taxable income.  Based on these expectations, the Company recorded income taxes payable of $2.6 million to estimate its income tax liability for the $20.0 million milestone payment, net of all net operating loss and credit carry-forwards.

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

The Company also recorded a current provision for taxes of $603,000 and $1,107,000 related to income for the quarter and six months ended June 30, 2004, respectively.  The effective tax rate for the current provision for the six months was approximately 42%; the Company anticipates a similar rate for the balance of the year.

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

•                  our current strategy, including our corporate objectives and research and development and collaboration opportunities, including, without limitation, commencement and completion of cosmetic tissue augmentation product and INCERT® clinical trials;

•                  our and OrthoNeutrogena’s performance under the newly entered license agreement for our cosmetic tissue augmentation product;

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

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements.  These forward looking statements are based upon the current assumptions of our management and are only expectations of future results.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 12 of this Quarterly Report on form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

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

On July 26, 2004, we announced the signing of an exclusive worldwide development and commercialization partnership with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson, for our CTA products.  Under the terms of the agreement, we will receive an initial payment of $1.0 million.  In addition, OrthoNeutrogena will fund the ongoing pivotal clinical trial with our CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions.  The agreement also provides for sales- and development-based milestone payments in addition to royalty payments and transfer payments for the supply of CTA products.

Our currently marketed products      include ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis.  ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996.  ORTHOVISC is marketed in the U.S. by Ortho Biotech Products, L.P. under an exclusive license and supply agreement.  Internationally, ORTHOVISC is marketed under various distribution and marketing agreements.  HYVISC is marketed in the U.S. through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc.  Our ophthalmic products include CoEase™,  STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, distributed by Advanced Medical Optics, Inc., STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively.  We also manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

		Quarter Ended June 30,		Six Months Ended June 30,
Product revenue by region		2004	2003	2004	2003
ORTHOVISC	U.S.	26%	—	26%	—
	Turkey	19%	18%	14%	15%
	Other	4%	7%	5%	6%
		49%	25%	45%	21%

HYVISC	U.S.	4%	8%	10%	17%

Ophthalmic products	U.S.	47%	67%	45%	62%

Osteoarthritis Business

We received marketing approval from the U.S. FDA in February 2004 for ORTHOVISC, our product for the treatment of osteoarthritis of the knee.  In March 2004, ORTHOVISC was launched in the U.S. by Ortho Biotech.  U.S. and international sales of ORTHOVISC contributed 49.1% and 45.0% of product revenue for the quarter end six months ended June 30, 2004.  U.S. sales of ORTHOVISC contributed 25.6% and 25.8% of product revenue for the quarter and six months ended June 30, 2004, respectively.  U.S. sales of  ORTHOVISC during the first half of 2004 represented primarily product for the initial product launch and inventory building.  As a result, we expect U.S. sales of ORTHOVISC to remain relatively flat for the second half of 2004 compared to the first half as the product launch continues.

International sales of ORTHOVISC increased 60.8% and 58.9% for the quarter and six months ended June 30, 2004, compared to the same periods in 2003 and contributed 23.5% and 19.2% of product revenue for the periods, respectively.  Increased sales to our distributors in Turkey, Spain, Canada, and Greece were the primary contributors to the increase, which were augmented by sales to new distributors in Egypt and Kuwait.  We continue to experience pricing pressure in Europe primarily due to competing products, however, we expect that the recent FDA approval and the mid-year launch of a room temperature version of ORTHOVISC will strengthen our position.  We expect continued international growth in the second half of 2004 which includes expanded penetration in Europe, including Germany and France, and additional sales in Egypt under a new distribution and marketing agreement.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, decreased 23.4% and 0.7% for the quarter and six months ended June 30, 2004 compared to the same period last year.  The decrease is partially attributable to increasing competitive pressure.  We expect sales of HYVISC to be relatively flat for the second half of 2004 compared to the second half of 2003.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  Our sales of ophthalmic products contributed 47.2% and 45.0% of our product revenue for the quarter and six months ended June 30, 2004, respectively, and increased 22.2% and 21.3% compared to the same periods in 2003.  Sales to Bausch & Lomb accounted for 72.3% of ophthalmic sales for the quarter ended June 30, 2004 and contributed 34.2% of product revenue for the period.  We believe the increase in ophthalmic product sales for the quarter and six months ended June, 2004 is largely attributable to inventory replenishment patterns of our distributors.  We expect sales of ophthalmic products to increase modestly for 2004 as compared to ophthalmic product sales for 2003.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc., in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, we expect our agreement with Advanced Medical Optics will terminate in July 2005 upon its expiration and sales to Advanced Medical Optics will decline to minimum required levels in accordance with the agreement.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.  For the quarter and six months ended June 30, 2004, sales to Advanced Medical Optics contributed 21.5% and 22.2% of ophthalmic product revenue and 9.2% and 9.1% of total revenue, respectively.

Research and Development

Our current research and development efforts are focused on our chemically modified formulations of HA designed for longer residence time in the body.  In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery.  In addition, in May 2004 we initiated a pivotal clinical trial with our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation.  The trial is designed to evaluate the effectiveness of CTA for correcting nasolabial folds.  Our research and development costs increased 73.6% and 39.5% for the quarter and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to costs associated with the clinical trials for INCERT and CTA.  We expect to incur additional costs associated with the human clinical trials for our product candidates in 2004 and to increase personnel-related expenses as we expand our research and development efforts.  In connection with the OrthoNeutrogena agreement we will be reimbursed for certain costs associated with the pivotal clinical trial with our product for CTA.  We expect to record the reimbursement of these costs as revenue.  As a result, we expect research and development costs will to continue to increase in the second half of 2004 compared to 2003.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

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

We recognize non-refundable upfront payments received as part of supply, distribution, and marketing arrangements, ratably over the terms of the arrangements to which the payments apply.  Milestone payments received as part of supply, distribution, and marketing arrangements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. We recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21, (2) the milestone payments are non-refundable, (3) substantive effort is involved in achieving the milestone, and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.  If any of these conditions are not met, we will defer the milestone payments and recognize them as revenue over the term of the agreement as it completes our performance obligations.  We will apply recognition of deferred milestone payments over the term of the agreement, on a cumulative basis, on the date the milestone is achieved.  As such, the term over which deferred milestone payments are recognized as revenue will be begin on the effective date of the related arrangement to which the payment applies.  In February 2004, as part of the OBI agreement, we received a milestone payment of $20 million as a result of obtaining FDA approval for ORTHOVISC.  We evaluated the terms of the OBI Agreement and the circumstances under which the milestone was paid and determined that the milestone payment did not meet all of the conditions to be recognized upon achievement, therefore, we expect to defer the milestone payment of $20 million and recognize it ratably over the initial ten-year term of the OBI Agreement beginning with the first quarter of 2004.

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

In February 2004, we achieved a milestone under the OBI Agreement and received payment of $20.0 million which we recognized as taxable income in the first quarter of 2004.  As a result, we expect that we will be able to utilize all of our net operating loss and credit carry-forwards in 2004 to offset part of our taxable income.  In accordance with our revenue recognition policy, for financial statement purposes, the milestone payment of $20.0 million was deferred and is being recognized ratably over the expected ten-year term of the OBI Agreement.  We recorded a deferred tax asset of $7.8 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes.  Based on management’s current expectations regarding future profitability, we released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

Results of Operations

Product revenue.  Product revenue for the three months ended June 30, 2004 was $5,690,000, an increase of $2,387,000, or 72.3%, compared to $3,303,000 for three months ended June 30, 2003.  For the six months ended June 30, 2004, product revenue was $11,259,000, an increase of $4,586,000 or 68.7% compared to $6,673,000 for the six months ended June 30, 2004.  Product sales included shipments to our U.S. distributor of ORTHOVISC, Ortho Biotech, beginning in the first quarter of 2004, and related royalty fees tied to ORTHOVISC end-user sales beginning in March 2004.

			Increase(Decrease)
Quarter Ended June 30,	2004	2003	$	%
(in thousands)
Ophthalmic Products	$2,688	$2,203	$485	22.0%
ORTHOVISC®	2,796	831	1,965	236.5
HYVISC®	206	269	(63)	(23.4)
	$5,690	$3,303	$2,387	72.3%

			Increase(Decrease)
Six Months Ended June 30,	2004	2003	$	%
(in thousands)
Ophthalmic Products	$5,062	$4,178	$884	21.2%
ORTHOVISC®	5,071	1,361	3,710	272.6
HYVISC®	1,126	1,134	(8)	(0.7)
	$11,259	$6,673	$4,586	68.7%

The increase in Ophthalmic product sales for the quarter and six months ended June 30, 2004 is primarily attributable to increased sales to all of our ophthalmic distributors.  Sales to Bausch & Lomb increased 17.5% and 21.5% for the quarter and six months ended June 30, 2004 compared to the same periods last year and contributed 34.2% and 31.7% of product revenue for the quarter and six months, respectively.  We believe the increase to be primarily due to inventory replenishment patterns.  The increase in ORTHOVISC sales for the quarter and six months ended June 30, 2004, is primarily due to sales to our U.S. distributor, Ortho Biotech, and royalty fees tied to end-user sales.  U. S. sales of ORTHOVISC were 25.6% and 25.8% of product sales for the quarter and six months ended June 30, 2004.  International sales of ORTHOVISC increased 60.8% and 58.9% for the quarter and six months ended June 30, 2004 compared to the same periods last year.  The increase in international sales for the quarter ended June 30, 2004, was primarily due to increased sales to our Turkish distributor combined with increased sales in Europe and initial sales to distributors for Egypt and Kuwait partially offset by a decrease in sales to Canada and certain other Middle East distributors. International sales for six months increased primarily due to increased sales to our Turkish distributor combined with increased sales in Europe and Canada.  The decrease in HYVISC sales for the quarter and six months ended June 30, 2004 compared to the same periods last year is partially attributable to increasing competitive pressure.  HYVISC sales contributed 3.6% and 10.0% of product revenue for the quarter and six months ended June 30, 2004, respectively.

Licensing and milestone revenue.  Licensing and milestone revenue for the quarter and six months ended June 30, 2004 was $572,000 and $1,144,000, compared to $15,000 and $29,000 for the same periods last year.  Licensing and milestone revenue included the ratable recognition of the $2.0 million up-front payment and $20.0 million milestone payment from Ortho Biotech, or $550,000 each quarter for the six months ended June 30, 2004, and maintenance payments on certain supply agreements with distributors of our ophthalmic products.

Gross profit.  Gross profit for the quarter ended June 30, 2004 was $3,820,000, or 61.0% of revenue, an increase of $2,348,000, or 159.5%, from gross profit of $1,472,000, representing 44.4% of revenue, for quarter ended June 30, 2003.  Gross margin on product revenue was 57.1% for the quarter ended June 30, 2004 compared with 44.1% for the quarter ended June 30, 2003.  Gross profit for the six months ended June 30, 2004 was $7,240,000, or 58.4% of revenue, an increase of $4,353,000, or 150.8%, from gross profit of $2,887,000, representing 43.1% of revenue, for quarter ended June 30, 2003.  Gross margin on product revenue was 54.1% for the six months ended June 30, 2004 compared with 42.8% for the six months ended June 30, 2003.  Gross margin for quarter and six months ended June 30, 2004, as compared with same periods last year, benefited from a shift in sales mix toward higher margin osteoarthritis products and efficiencies in our manufacturing operations.

Research & development.  Research and development expenses for the quarter and six months ended June 30, 2004 was $1,125,000 and $2,032,000, respectively, an increase of $477,000, or 73.6%, and $575,000, or 39.5%, compared to $648,000 and $1,457,000 for the quarter and six months ended June 30, 2003.  Research and development expenses include costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development.  The increase in research and development expenses for the quarter and six months ended June 30, 2004 is primarily attributable to expenditures associated with the pilot study for INCERT-S initiated in April 2004 and the pivotal clinical trial for our product for cosmetic tissue augmentation initiated in May 2004, including costs associated with the start-up of the clinical trials incurred in the first quarter of 2004.  The comparative increase in 2004 was partially offset by costs incurred in the first half of 2003 associated with the completion of our pivotal clinical trial for ORTHOVISC.

Selling, general & administrative. Selling, general and administrative expenses for the quarter and six months ended June 30, 2004 was $1,407,000, and $2,715,000, respectively, an increase of $462,000, or 48.9%, and $655,000, or 31.8%, compared to $945,000 and $2,060,000, respectively, for the same periods last year.  The increase for the quarter and six months is primarily attributable to an increase in personnel related costs of $225,000 and $497,000, respectively, combined with a increases in professional service fees and other outside services.  Professional service fees increased $163,000 and $72,000 for the quarter and six months, respectively, primarily due to an increase in legal fees and accounting and audit fees.

Interest income.  Interest income for the quarter and six months ended June 30, 2004 was $80,000 and $126,000, and increase of $40,000, or 100%, and $44,000, or 53.7%, compared to $40,000 and $82,000 for the same periods last year.  The increase is primarily attributable to higher average balance in cash and investments partially offset by lower interest rates.

Income taxes.  Provision for income taxes was $603,000 and $1,107,000 for the quarter and six months ended June 30, 2004, compared to no provision for income taxes for the quarter and an income tax benefit of $154,000 for the six months ended June 30, 2003.  The effective tax rate for the current provision for the six months ended June 30, 2004 was approximately 42%; we anticipate a similar rate for the balance of the year.  In 2002 federal tax law changed to allow for a five year carryback period and a suspension of certain limitations on the use of alternative minimum tax losses.  We filed an income tax carryback claim to carry our 2001 tax loss back to prior tax years.   As a result of the carryback claim, in the first quarter of 2003, we received a refund of approximately $154,000 of taxes paid in prior years.

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At June 30, 2004, cash and cash equivalents totaled $33.5 million compared to $14.6 million at December 31, 2003.  We received a $20.0 million milestone payment in February 2004 as a result of obtaining FDA approval for ORTHOVISC.

Cash provided by operating activities was $18.1 million for the six months ended June 30, 2004 compared with cash used in operating activities of $1.9 million for the six months ended June 30, 2003.  Cash provided by operating activities in the first six months of 2004 resulted primarily from net income of $8.6 million and an increase in deferred revenue of $19.6 million.  The increase in cash provided by operating activities was partially offset by an increase in the deferred tax asset and a net increase in other current assets and liabilities of $999,000 primarily due to a $914,000 increase prepaid expenses.  The increase in deferred revenue was primarily due to the $20.0 million milestone payment received from Ortho Biotech in February 2004 related to FDA approval of ORTHOVISC combined with unit pricing provisions under our supply agreement with Bausch & Lomb Surgical.  The increase in prepaid expenses includes $723,000 of prepaid income taxes as a result of our estimated federal and state income tax payment in the quarter ended June 30, 2004 of approximately $4.1 million.  The increase in deferred tax assets primarily resulted from the tax effect of the deferred revenue associated with the $20.0 million milestone payment partially offset by the tax effect of the utilization of net operating loss and credit carry-forwards combined with the release of the valuation allowance.

Cash provided by investing activities was $590,000 for the six months ended June 30, 2004 primarily reflecting the release of restricted cash of $818,000 which was partially offset by capital expenditures of $228,000, primarily for manufacturing and computer equipment.

Under the terms of our agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  In each of the last three fiscal years, the annual unit volume was below levels fixed under our agreement with Bausch & Lomb and in the fourth quarter of each of the years we recognized as revenue the amounts deferred during the first three quarters.  For the six months ended June 30, 2004, we have deferred revenue of approximately $633,000 related to sales to Bausch & Lomb which are subject to possible retroactive price adjustments when actual unit volume for the year becomes known.  If the total unit volume of sales of certain ophthalmic products for the year meets or exceeds levels fixed under our agreement with Bausch & Lomb we will be required to rebate to Bausch & Lomb, in the form of a cash payment, the amount deferred during the year.  As of the date of this filing, we cannot be certain that total unit volume of sales of certain ophthalmic products will be below levels fixed under our agreement with Bausch & Lomb as in prior years.

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

Our HA products under development, including a product for the cosmetic tissue augmentation market, and INCERT®, a product designed to prevent surgical adhesions have not obtained U.S. or foreign regulatory approval for commercial marketing and sale.  We believe that these products will be regulated as Class III medical devices in the U.S. and will require a PMA prior to marketing.  We cannot assure you that:

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

From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses.  For the year ended December 31, 2003, we recorded net income of $827,000.  For the six months ended June 30, 2004 we recorded net income of $8.6 million and as of June 30, 2004, we had an accumulated deficit of approximately $5.0 million.  Our ability to maintain profitability is uncertain.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners.  We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

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

Several of our products will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA.  We began a pilot human clinical trial in Europe for INCERT-S in April 2004 and initiated a pivotal clinical trial for our product for CTA in May 2004.  There can be no assurance that we will successfully complete clinical trials of INCERT–S or our CTA product or that we will be able to successfully complete the regulatory approval process for either INCERT–S or our CTA product.  In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate the clinical trials.  In addition, we cannot make any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

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

We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from the sale of AMVISC to Bausch & Lomb.  We expect revenue from Bausch & Lomb in 2004 to be relatively consistent with 2003.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the six months ended June 30, 2004 and 2003, sales of AMVISC products to Bausch & Lomb accounted for 28.7% and 43.8% of total revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc. in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, we expect our agreement with Advanced Medical Optics will terminate in July 2005 upon its expiration and sales to Advanced Medical Optics will decline to minimum required levels in accordance with the agreement.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.

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

In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions.  Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis.  We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the OBI Agreement.  For the six months ended June 30, 2004, sales of ORTHOVISC to Ortho Biotech accounted for 23.4% of total revenue.  Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis based on our proprietary viscosupplementation technology will result in any new products or indications for use.

On July 26, 2004, we announced the signing of an exclusive worldwide development and commercialization partnership with OrthoNeutrogen a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson, for our CTA therapy products.  Under the terms of the agreement, OrthoNeutrogena will fund the ongoing pivotal clinical trial with our CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions.  There can be no assurance that we will successfully complete the clinical trial for our CTA product or that we will be able to successfully complete the FDA approval process.  If we are able to successfully complete the FDA approval process for our CTA product, we cannot assure you that OrthoNeutrogena will be able to commercialize our CTA product effectively, or at all, nor can we assure you that we will be able to achieve the sales- and performance-based milestones provided in the agreement.

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

We had cash and cash equivalents of approximately $33.5 million at June 30, 2004.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

During the six months ended June 30, 2004 and 2003, approximately, 23.5% and 20.3%, respectively, of our product sales were to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the six months ended June 30, 2004, three customers accounted for 71.8% of product revenues and 91.8% of our accounts receivable balance.  While it is expected that our ability to market ORTHOVISC in the U.S. as a result of the receipt of FDA approval in February 2004, and our entering into the OBI Agreement, will reduce our dependence on Bausch & Lomb for revenues, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.  All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.  Our exposure to currency exchange rate fluctuations is specific to the extent that certain sales were effected through logistics agents in foreign currencies.  The impact of currency exchange rate movements on sales through logistics agents was immaterial for the quarter ended June 30, 2004.  Currently, we do not engage in foreign currency hedging activities.

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

(b)           Changes in internal controls.

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 10, 2004, we held our 2004 Annual Meeting of Stockholders.  At our annual meeting, stockholders were asked to consider one proposal:  to elect two (2) Class II Directors, each to serve until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.  With respect to this proposal, Samuel F. McKay and Harvey S. Sadow, Ph.D. , were nominated as Class II Directors of Anika.  Mr. McKay and Dr. Sadow each received 9,325,264 shares voted in favor of his election and 240,401 votes were withheld.  Mr. McKay and Dr. Sadow were therefore elected as Class II Directors.  Joseph L. Bower and Eugene A. Davidson, Ph.D. (Class I Directors), and Steven E. Wheeler and Charles H. Sherwood, Ph.D. (Class III Directors) continued to serve their respective terms after the Annual Meeting.

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

(10)	Material Contracts

**10.39	License Agreement dated as of July 23, 2004 by and between the Company and Ortho-McNeil Pharmaceutical, Inc., acting through its OrthoNeutrogena Division

(11)	Statement Regarding the Computation of Per Share Earnings

11.1	See Note 4 to the Financial Statements included herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

* 31.1	Certification of Charles H. Sherwood, Ph.D.

* 31.2	Certification of William J. Knight

(32)	Section 1350 Certifications

*** 32.1	Section 1350 Certification of Charles H. Sherwood, Ph.D. and William J. Knight

*                                         Filed herewith

**                                  Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission.  The omitted portions have been filed separately with the Commission.

***                           Furnished herewith

(b)                                 Reports on Form 8-K:

The Registrant furnished the following Current Report on Form 8-K during the quarter ended June 30, 2004:

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

ANIKA THERAPEUTICS, INC.

August 16, 2004	By:	/s/ William J. Knight
William J. Knight
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)