Form 10-Q
period 2004-09-30
ANIKA THERAPEUTICS INC
filed 2004-11-15
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At November 5, 2004 there were 10,196,076 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,003,000	$14,592,000
Restricted cash	—	818,000
Accounts receivable, net of reserves of $29,000 at September 30, 2004 and December 31, 2003	3,075,000	1,421,000
Inventories	4,166,000	3,627,000
Current portion deferred income taxes	1,363,000	—
Prepaid expenses and other current assets	1,405,000	81,000
Total current assets	44,012,000	20,539,000

Property and equipment, at cost	10,295,000	9,875,000
Less: accumulated depreciation	(9,202,000)	(8,684,000)
	1,093,000	1,191,000
Long-term deposits	143,000	143,000
Deferred income taxes	8,818,000	—
Total assets	$54,066,000	$21,873,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836,000	$349,000
Income taxes payable	—	65,000
Accrued expenses	1,587,000	1,297,000
Deferred revenue	3,571,000	378,000
Total current liabilities	5,994,000	2,089,000
Long-term deferred revenue	20,186,000	1,800,000
Total liabilities	26,180,000	3,889,000

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,187,254 shares issued and outstanding at September 30, 2004 and 9,991,943 shares issued and 9,986,404 outstanding at December 31, 2003	102,000	100,000
Additional paid-in capital	31,918,000	31,480,000
Treasury stock, at cost, no shares at September 30, 2004 and 5,538 shares at December 31, 2003	—	(27,000)
Accumulated deficit	(4,134,000)	(13,569,000)
Total stockholders’ equity	27,886,000	17,984,000
Total liabilities and stockholders’ equity	$54,066,000	$21,873,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Product revenue	$5,554,000	$3,666,000	$16,813,000	$10,339,000
License, milestone and contract revenue	853,000	22,000	1,997,000	51,000
Total revenue	6,407,000	3,688,000	18,810,000	10,390,000
Cost of product revenue	2,451,000	1,930,000	7,614,000	5,745,000
Gross profit	3,956,000	1,758,000	11,196,000	4,645,000
Operating expenses:
Research and development	988,000	482,000	3,020,000	1,939,000
Selling, general and administrative	1,457,000	885,000	4,172,000	2,945,000
Total operating expenses	2,445,000	1,367,000	7,192,000	4,884,000
Income (loss) from operations	1,511,000	391,000	4,004,000	(239,000)
Interest income	107,000	29,000	233,000	111,000
Income (loss) before income tax benefit	1,618,000	420,000	4,237,000	(128,000)
Income tax expense (benefit)
Income tax expense	734,000	—	1,841,000	(154,000)
Benefit from release of valuation allowance	—	—	(7,039,000)	—
Net income (loss)	$884,000	$420,000	$9,435,000	$26,000

Basic net income (loss) per common share	$0.09	$0.04	$0.94	$—
Shares used to calculate net income (loss) per common share	10,140,925	9,959,904	10,063,351	9,945,195
Diluted net income (loss) per common share	$0.08	$0.04	$0.83	$—
Shares used to calculate diluted net income (loss) per common share	11,506,999	10,422,066	11,406,098	10,271,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net income (loss)	$9,435,000	$26,000
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation	518,000	748,000
Deferred income taxes	(10,181,000)	—
Tax benefit related to stock option plans	77,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,654,000)	(711,000)
Inventories	(539,000)	(418,000)
Prepaid expenses and other current assets	(1,324,000)	179,000
Accounts payable	487,000	(417,000)
Accrued expenses	290,000	(558,000)
Customer deposit	—	(327,000)
Deferred revenue	21,579,000	883,000
Income taxes payable	(65,000)	—
Net cash provided by (used in) operating activities	18,623,000	(595,000)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	2,500,000
Restricted cash	818,000	(253,000)
Purchase of property and equipment	(420,000)	(166,000)
Note receivable from officer	—	59,000
Net cash provided by investing activities	398,000	2,140,000

Cash flows from financing activities
Proceeds from exercise of stock options	390,000	64,000
Net cash provided by financing activities	390,000	64,000

Increase in cash and cash equivalents	19,411,000	1,609,000
Cash and cash equivalents at beginning of period	14,592,000	11,002,000
Cash and cash equivalents at end of period	$34,003,000	$12,611,000

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2004, the results of its operations for the quarter and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any future periods.

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

The Company recognizes reimbursement for development costs incurred as contract revenue based on the level of effort over the development period.  Under the terms of the Company’s license agreement with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc. (the “OrthoNeutrogena Agreement”), OrthoNeutrogena will, subject to certain limitations, reimburse the Company for costs incurred for the ongoing clinical trial with its cosmetic tissue augmentation (CTA) product and development of the CTA product.  For the quarter ended September 30, 2004 the Company recognized as contract revenue $243,000 for costs incurred subsequent to the effective date of the OrthoNeutrogena Agreement.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, as amended by FIN 148, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At September 30, 2004, the Company has stock options outstanding under three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$884,000	$420,000	$9,435,000	$26,000
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(212,000)	(86,000)	(644,000)	(284,000)
Pro forma net income (loss)	$672,000	$334,000	$8,791,000	$(258,000)
Basic net income (loss) per share
As reported	$0.09	$0.04	$0.94	$—
Proforma	$0.07	$0.03	$0.87	$(0.03)
Diluted net income (loss) per share
As reported	$0.08	$0.04	$0.83	$—
Proforma	$0.06	$0.03	$0.77	$(0.03)

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

Product revenue by significant customers as a percent of total revenues is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Bausch & Lomb Incorporated	33.5%	48.5%	30.4%	45.4%
Ortho Biotech Products L.P.	21.1%	—	22.5%	—
Pharmaren AG/Biomeks	8.6%	15.8%	11.5%	15.2%
Advanced Medical Optics	12.2%	13.9%	10.1%	14.5%
Boehringer Ingelheim Vetmedica	4.7%	9.8%	7.6%	14.4%
	80.1%	88.0%	82.1%	89.5%

As of September 30, 2004, three customers represented 92.2% of the Company’s accounts receivable balance.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Quarter Ended September 30,
	2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$5,640,000	88.0%	$2,862,000	77.6%
Turkey	554,000	8.6%	582,000	15.8%
Other	213,000	3.4%	244,000	6.6%
Total	$6,407,000	100.0%	$3,688,000	100.0%

	Nine Months Ended September 30,
	2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$15,881,000	84.4%	$8,203,000	79.0%
Turkey	2,168,000	11.5%	1,578,000	15.2%
Other	761,000	4.1%	609,000	5.8%
Total	$18,810,000	100.0%	$10,390,000	100.0%

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

Shares used in calculating basic and diluted earnings per share for the quarter and nine month periods ending September 30, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of shares of common stock outstanding	10,140,925	9,959,904	10,063,351	9,945,195
Dilutive stock options	1,366,074	462,162	1,342,747	326,486
Shares used in calculating diluted earnings per share	11,506,999	10,422,066	11,406,098	10,271,681

5.              Restricted Cash

At December 19, 2003, in connection with the issuance of an irrevocable letter of credit to one of the Company’s vendors, the Company had deposited $818,000 with its bank to collateralize the letter of credit.  These funds were restricted from the Company’s use during the term of the letter of credit although the Company was entitled to all interest earned on the funds.  The letter of credit was drawn upon by the Company’s vendor and in April 2004 the restricted funds were released to the Company.  There was no restricted cash at September 30, 2004.

6.              Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$1,633,000	$1,537,000
Work-in-process	1,921,000	1,445,000
Finished goods	612,000	645,000
Total	$4,166,000	$3,627,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.              Licensing and Distribution Agreements

In July 2004, the Company entered into a ten-year exclusive worldwide licensing and supply agreement (the OrthoNeutrogena Agreement) with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  Under the OrthoNeutrogena Agreement, OrthoNeutrogena will, subject to certain limitations, fund the ongoing pivotal clinical trial of the Company’s CTA product and support the development of the CTA product, as well as future line extensions.  The Company received an initial payment of $1.0 million upon entering into the OrthoNeutrogena Agreement in July 2004 and will receive reimbursement of $1.3 million for development and clinical expenses incurred prior to the signing of the agreement which will be recognized over the term of the OrthoNeutrogena Agreement.  The OrthoNeutrogena Agreement provides for additional performance- and sales-based milestone payments to the Company contingent upon final marketing approval from the U.S. Food and Drug Administration (FDA), receipt of a European CE Mark, and upon achievement of other sales and development targets, in addition to royalty and transfer fees.  The OrthoNeutrogena Agreement is subject to early termination in certain circumstances and will automatically extend for perpetual additional periods of five-year intervals unless OrthoNeutrogena notifies the Company of its decision to not extend the term.

In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s proprietary viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund Phase IV clinical trials or clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2.0 million upon entering into the OBI Agreement in December 2003 and a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC.  Under the OBI Agreement, the Company will be the exclusive supplier of ORTHOVISC to Ortho Biotech.  The OBI Agreement provides for additional performance- and sales-based milestone payments to the Company contingent upon planned manufacturing upgrades, reimbursement code approval, and achieving specified sales targets, in addition to royalty and transfer fees.  The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

In July 2000, the Company entered into a seven-year supply agreement (the “B&L Agreement”) with Bausch & Lomb Surgical, a unit of Bausch & Lomb, which was subsequently merged into Bausch & Lomb Incorporated.  Under the terms of the B&L Agreement the price for units sold in a calendar year is dependent on total unit volume of sales of certain ophthalmic products to all customers during the year.  Accordingly, unit prices for sales occurring in interim quarters are subject to possible retroactive price adjustments when the actual annual unit volume for the year becomes known.  In accordance with the Company’s revenue recognition policy, the amount of revenue subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed.  At September 30, 2004 and 2003, the deferred revenue under the B&L Agreement amounted to approximately $1.0 million and $895,000, respectively.

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

In February 2004, the Company achieved a milestone under the OBI Agreement and received a payment of $20.0 million which will be recognized as taxable income in 2004.  As a result, the Company expects that it will be able to utilize all of its net operating loss and credit carry-forwards in 2004 to offset part of its taxable income.  Based on these expectations, the Company recorded income taxes payable of $2.6 million to estimate its income tax liability for the $20.0 million milestone payment, net of all net operating loss and credit carry-forwards.

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

The Company also recorded a provision for taxes of $734,000 and $1,841,000 related to income for the quarter and nine months ended September 30, 2004, respectively.  The effective tax rate for the provision for the nine months was approximately 43%; the Company anticipates a similar rate for the balance of the year.

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

On July 26, 2004, we announced the signing of an exclusive worldwide development and commercialization partnership for our CTA products with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  Under the terms of the OrthoNeutrogena Agreement, we received an initial payment of $1.0 million.  In addition, OrthoNeutrogena will, subject to certain limitations, fund the ongoing pivotal clinical trial of our CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions.  Reimbursable development and clinical expenses incurred through the signing of the OrthoNeutrogena Agreement totaled approximately $1.3 million and will be recognized over the term of the OrthoNeutrogena Agreement.  Additional reimbursed development and clinical expenses incurred through September 30, 2004, amounted to $243,000 and were recognized as contract revenue for the quarter and nine months ended September 30, 2004, respectively.  The OrthoNeutrogena Agreement also provides for sales- and development-based milestone payments in addition to royalty payments and transfer payments for the supply of CTA products.

Our currently marketed products include ORTHOVISC®, an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, an HA product used in the treatment of equine osteoarthritis.  In the U.S., ORTHOVISC became available for sale on March 1, 2004 and is marketed by Ortho Biotech Products, L.P., under an exclusive license and supply agreement.  Internationally, ORTHOVISC has been approved for sale and marketed since 1996 under various distribution and marketing agreements.  HYVISC is marketed in the U.S. through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc.  Our ophthalmic products include CoEase™,  STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, distributed by Advanced Medical Optics, Inc., STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively.  We also manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

Osteoarthritis Business

We received marketing approval from the U.S. FDA in February 2004 for ORTHOVISC, our product for the treatment of osteoarthritis of the knee.  In March 2004, ORTHOVISC was launched in the U.S. by Ortho Biotech.  U.S. and international sales of ORTHOVISC contributed 38.0% and 42.7% of product revenue for the quarter and nine months ended September 30, 2004.  U.S. sales of ORTHOVISC contributed 24.2% and 25.3% of product revenue for the quarter and nine months ended September 30, 2004, respectively.  U.S. sales of ORTHOVISC during the first nine months of 2004 represented primarily product for the initial product launch and inventory building.

Growth in U.S. end-user sales of ORTHOVISC during the first nine months of 2004 has been slower than anticipated as a result of a number of factors.  We believe that a primary contributing factor to this slower growth has been reimbursement and assignment of a reimbursement code.  The Healthcare Common Procedure Coding System (HCPCS) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing.  HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (CMS).  As is typical for a newly-introduced medical device, initial sales of ORTHOVISC were made without a unique reimbursement code and reimbursement submissions were made using a miscellaneous code with no specified reimbursement dollar value.  We believe that end-user sales of ORTHOVISC without a unique reimbursement code, using the miscellaneous reimbursement code without a specified reimbursement dollar value, has negatively impacted end-user sales.   Ortho Biotech, with our help, submitted an application to secure a unique reimbursement code for ORTHOVISC in April 2004.  In November 2004, Ortho Biotech received a decision on the application which assigned a unique reimbursement code to be used by hospitals in an outpatient setting (the “C code”) which specifies a reimbursement dollar value.  Use of the C code is effective January 2005.  The decision did not assign a unique reimbursement code to be used in the physician office setting (the “J code”).  Instead of a unique J code, submission for reimbursement of ORTHOVISC is to continue using a miscellaneous J code.  However, under the decision, the dollar value to be reimbursed under the miscellaneous J code is defined.  The application for a unique J code will be reviewed in the 2005 cycle which will be effective in January 2006.  Ultimately, this decision may impact our ORTHOVISC revenues in a number of ways.  First, use of a miscellaneous J code may result in physician reluctance to utilize ORTHOVISC as compared to if a unique J code had been assigned.  Second, it now appears the we will not be entitled to a contractual milestone under the OBI Agreement that would have been triggered had a unique J code been assigned by a specific date.  These negative trends are further effected by changes in the form of revenues we are entitled to under the OBI agreement.  In addition to milestone payments, the OBI Agreement provides for transfer fees, which are related to sales to OBI, and royalty fees, which are tied to end-user sales.  As a result of OBI’s inventory buildup during the first three quarters of 2004, we presently expect to experience a reduction in transfer fees, which may be offset by royalties as, and if, ORTHOVISC achieves desired market penetration.  As a result of these factors, for the fourth quarter of 2004, we expect U.S. sales of ORTHOVISC to Ortho Biotech to be significantly lower than the first three quarters of 2004.  The impact on our revenues will be partially offset by expected higher royalties on end-user sales.

International sales of ORTHOVISC decreased 7.3% for the quarter and increased 33.9% for the nine months ended September 30, 2004, compared to the same periods in 2003 and contributed 13.8% and 17.4% of product revenue for the periods, respectively.  For the nine months ended September 30, 2004, the increase in our international sales of ORTHOVISC can be primarily attributed to increased sales to our distributors in Turkey and Canada.  For the quarter, lower sales to our distributors in Europe were partially offset by an increase in sales to our distributor in Canada.  We continue to experience pricing pressure in Europe primarily due to competing products, however, we expect that the recent FDA approval and a room temperature version of ORTHOVISC will strengthen our position as we look to expand our international presence.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, decreased 15.6% and 4.3% for the quarter and nine months ended September 30, 2004 compared to the same periods last year.  The decrease is partially attributable to competitive pressure from a newly-launched competing product.  However, our distributor indicates that sales of HYVISC are beginning to improve and we expect sales of HYVISC to increase for the fourth quarter and full year of 2004 compared with the fourth quarter and full year of 2003.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the quarter and nine months ended September 30, 2004, sales of ophthalmic products contributed 56.5% and 48.8% of our product revenue reflecting an increase in sales of ophthalmic products of  26.5% and 23.2%, respectively, compared to the quarter and nine months ended September 30, 2003.  Sales to Bausch & Lomb accounted for 68.5% of ophthalmic sales for the quarter ended September 30, 2004 and contributed 38.7% of product revenue for the period.  We believe the increase in ophthalmic product sales for the quarter and nine months ended September 30, 2004, is largely attributable to increased distributor promotional activities.  We expect sales of ophthalmic products to decrease significantly for the fourth quarter of 2004 compared to 2003 and increase modestly for the full 2004 year as compared to ophthalmic product sales for 2003.  We expect the decrease for the fourth quarter of 2004 compared to the fourth quarter of 2003 to occur primarily due to the projected inability to replicate deferred revenue which was recognized in the fourth quarter of 2003.  Under the terms of our agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized are recorded as deferred revenue.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  In each of the last three fiscal years, the annual unit volume was below levels fixed under our agreement with Bausch & Lomb and, accordingly, in the fourth quarter of each of the years we recognized as revenue the amounts deferred during the first three quarters.  For the nine months ended September 30, 2004, we have deferred revenue of approximately $1.0 million related to sales to Bausch & Lomb which are subject to possible retroactive price adjustments when actual unit volume for the year becomes known.  If the total unit volume of sales of certain ophthalmic products for the year meets or exceeds levels fixed under our agreement with Bausch & Lomb we will be required to rebate to Bausch & Lomb, in the form of a cash payment, the amount deferred during the year.  As of the date of this filing, we expect, but cannot be certain, that total unit volume of sales of certain ophthalmic products will be above levels fixed under our agreement with Bausch & Lomb and amounts deferred will not be recognized as revenue in the fourth quarter of 2004.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc., in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, we expect our agreement with Advanced Medical Optics will terminate in July 2005 upon its expiration.  We also expect sales to Advanced Medical Optics will decline to minimum required levels in accordance with the agreement and to discontinue during the first quarter of 2005.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.  For the quarter and nine months ended September 30, 2004, sales to Advanced Medical Optics contributed 24.9% and 23.3% of ophthalmic product revenue and 14.1% and 11.3% of total product revenue, respectively.

Research and Development

Our current research and development efforts are focused on our chemically modified formulations of HA designed for longer residence time in the body.  We initiated a U.S. pivotal clinical trial for our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation, in May 2004.  The trial is designed to evaluate the effectiveness of CTA for correcting nasolabial folds and is being conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S.  Patient enrollment was completed during the third quarter of 2004 and patients will be monitored for 6 to 12 months following initial treatment.  As discussed above, we are being reimbursed for the clinical trial expenses, subject to certain limitations, in connection with the OrthoNeutrogena Agreement which we are recording as contract revenue.

In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery.  The clinical trial is being conducted at two centers in the U.K. and will involve approximately 45 patients.  As of September 30, 2004, patient enrollment was approximately 50% complete.

Our research and development costs increased 105.0% and 55.8% for the quarter and nine months ended September 30, 2004 compared to the same periods in 2003 primarily due to costs associated with the clinical trials for CTA and INCERT.  We expect to incur additional costs associated with the human clinical trials for our product candidates in 2004 and to increase personnel-related expenses as we expand our research and development efforts.  As a result, we expect research and development costs will continue to increase in the fourth quarter of 2004 compared to 2003.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

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

We recognize reimbursement for development costs incurred as contract revenue based on the level of effort over the development period.  Under the terms of the OrthoNeutrogena Agreement, OrthoNeutrogena will, subject to certain limitations, reimburse us for our cost incurred for the ongoing clinical trial with our CTA product and development of the CTA product.  For the quarter ended September 30, 2004 we recognized as contract revenue $243,000 for costs incurred subsequent to the effective date of the OrthoNeutrogena agreement.

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

Results of Operations

Product revenue.  Product revenue for the quarter ended September 30, 2004 was $5,554,000, an increase of $1,888,000, or 51.5%, compared to $3,666,000 for quarter ended September 30, 2003.  For the nine months ended September 30, 2004, product revenue was $16,813,000, an increase of $6,474,000 or 62.6% compared to $10,339,000 for the nine months ended September 30, 2004.  Product sales included shipments to our U.S. distributor of ORTHOVISC, Ortho Biotech, beginning in the first quarter of 2004, and related royalty fees tied to ORTHOVISC end-user sales beginning in March 2004.

Quarter Ended September 30,
(in thousands)

			Increase(Decrease)
	2004	2003	$	%
Ophthalmic Products	$3,137	$2,480	$657	26.5%
ORTHOVISC®	2,113	826	1,287	155.8
HYVISC®	304	360	(56)	(15.6)
	$5,554	$3,666	$1,888	51.5%

Nine Months Ended September 30,
(in thousands)

			Increase(Decrease)
	2004	2003	$	%
Ophthalmic Products	$8,199	$6,658	$1,541	23.1%
ORTHOVISC®	7,184	2,187	4,997	228.5
HYVISC®	1,430	1,494	(64)	(4.3)
	$16,813	$10,339	$6,474	62.6%

The increase in Ophthalmic product sales for the quarter and nine months ended September 30, 2004 is primarily attributable to increased sales to each of our ophthalmic distributors.  Sales to Bausch & Lomb increased 20.2% and 21.0% for the quarter and nine months ended September 30, 2004 compared to the same periods last year and contributed 38.7% and 34.0% of product revenue for the quarter and nine months, respectively.  We believe the increase to be primarily due to new distributor promotion programs.  The increase in ORTHOVISC sales for the quarter and nine months ended September 30, 2004, is primarily due to sales to our U.S. distributor, Ortho Biotech, and royalty fees tied to end-user sales.  U. S. sales of ORTHOVISC were 24.2% and 25.3% of product sales for the quarter and nine months ended September 30, 2004.  International sales of ORTHOVISC decreased 7.3% and increased 33.9% for the quarter and nine months ended September 30, 2004 compared to the same periods last year.  The decrease in international sales for the quarter ended September 30, 2004, was primarily attributable to decreased sales to our distributors in Europe partially offset by increased sales to our distributor in Canada.  International sales for nine months increased primarily due to increased sales to our Turkish distributor combined with increased sales in Europe and Canada.  The decrease in HYVISC sales for the quarter and nine months ended September 30, 2004 compared to the same periods last year is partially attributable to increasing competitive pressure.  HYVISC sales contributed 5.5% and 8.5% of product revenue for the quarter and nine months ended September 30, 2004, respectively.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the quarter and nine months ended September 30, 2004 was $853,000 and $1,997,000, compared to $22,000 and $51,000 for the same periods last year.  Licensing and milestone revenue included the ratable recognition of the $2.0 million up-front payment and $20.0 million milestone payment from Ortho Biotech, or $550,000 each quarter for the nine months ended September 30, 2004.  In addition, licensing and milestone revenue includes the ratable recognition of the $1.0 million upfront payment from OrthoNeutrogena and $1.3 million of reimbursable clinical and development costs incurred prior to the effective date of the OrthoNeutrogena Agreement, and maintenance payments on certain supply agreements with distributors of our ophthalmic products.  Contract revenue was $243,000 for the quarter and nine months ended September 30, 2004, for reimbursement under the OrthoNeutrogena agreement of clinical and development costs incurred from the effective date of the OrthoNeutrogena Agreement through the end of the quarter ended September 30, 2004.

Gross profit.  Gross profit for the quarter ended September 30, 2004 was $3,956,000, or 61.7% of revenue, an increase of $2,198,000, or 125.0%, from gross profit of $1,758,000, representing 47.7% of revenue, for quarter ended September 30, 2003.  Gross margin on product revenue was 55.9% for the quarter ended September 30, 2004 compared with 47.3% for the quarter ended September 30, 2003.  Gross profit for the nine months ended September 30, 2004 was $11,196,000, or 59.5% of revenue, an increase of $6,551,000, or 141.0%, from gross profit of $4,645,000, representing 44.7% of revenue, for nine months ended September 30, 2003.  Gross margin on product revenue was 54.7% for the nine months ended September 30, 2004 compared with 44.4% for the nine months ended September 30, 2003.  Gross margin for the quarter and nine months ended September 30, 2004, as compared with same periods last year, benefited from a shift in sales mix toward higher margin osteoarthritis products and efficiencies in our manufacturing operations.

Research & development.  Research and development expenses for the quarter and nine months ended September 30, 2004 was $988,000 and $3,020,000, respectively, an increase of $506,000, or 105.0%, and $1,081,000, or 55.8%, compared to $482,000 and $1,939,000 for the quarter and nine months ended September 30, 2003.  Research and development expenses include costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development.  The increase in research and development expenses for the quarter and nine months ended September 30, 2004 is primarily attributable to expenditures associated with the pilot study for INCERT-S initiated in April 2004 and the pivotal clinical trial for our product for cosmetic tissue augmentation initiated in May 2004, including costs associated with the start-up of the clinical trials incurred in the first quarter of 2004.  The comparative increase in 2004 was partially offset by costs primarily incurred in the first half of 2003 associated with the completion of our pivotal clinical trial for ORTHOVISC.

Selling, general & administrative. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2004 was $1,457,000, and $4,172,000, respectively, an increase of $572,000, or 64.6%, and 1,227,000 or 41.7%, compared to $885,000 and $2,945,000, respectively, for the same periods last year.  The increase for the quarter and nine months is primarily attributable to an increase in personnel related costs of $204,000 and $701,000, respectively, combined with an increase in professional service fees and other outside services.  Professional service fees and other outside service fees increased $357,000 and $497,000 for the quarter and nine months, respectively, primarily due to an increase in legal fees combined with consulting and accounting and audit fees associated with ongoing compliance work associated with the Sarbanes-Oxley Act of 2002.

Interest income.  Interest income for the quarter and nine months ended September 30, 2004 was $107,000 and $233,000, an increase of $78,000, or 269.0%, and $122,000, or 109.9%, compared to $29,000 and $111,000 for the same periods last year.  The increase is primarily attributable to higher average balance in cash and investments partially offset by lower interest rates.

Income taxes.  Provision for income taxes was $734,000 and $1,841,000 for the quarter and nine months ended September 30, 2004, compared to no provision for income taxes for the quarter and an income tax benefit of $154,000 for the nine months ended September 30, 2003.  The effective tax rate for the current provision for the nine months ended September 30, 2004 was approximately 43%; we anticipate a similar rate for the balance of the year.  In 2002 federal tax law changed to allow for a five year carryback period and a suspension of certain limitations on the use of alternative minimum tax losses.  We filed an income tax carryback claim to carry our 2001 tax loss back to prior tax years.   As a result of the carryback claim, in the first quarter of 2003, we received a refund of approximately $154,000 of taxes paid in prior years.

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At September 30, 2004, cash and cash equivalents totaled $34.0 million compared to $14.6 million at December 31, 2003.  We received a $20.0 million milestone payment in February 2004 as a result of obtaining FDA approval for ORTHOVISC.

Cash provided by operating activities was $18.6 million for the nine months ended September 30, 2004 compared with cash used in operating activities of $595,000 for the nine months ended September 30, 2003.  Cash provided by operating activities in the first nine months of 2004 resulted primarily from net income of $9.4 million which includes a one-time income tax benefit of $7.0 million from the release of the previously established valuation allowance against our deferred tax assets and an increase in deferred revenue of $21.6 million.  The increase in cash provided by operating activities was partially offset by an increase in the deferred tax asset and a net increase in other current assets and liabilities of $2.8 million  primarily due to an increase on accounts receivable of $1.7 million and an increase in prepaid expenses of  $1.3 million.  The increase in deferred revenue was primarily due to the $20.0 million milestone payment received from Ortho Biotech in February 2004 related to FDA approval of ORTHOVISC and the $2.3 million initial payment and reimbursement from OrthoNeutrogena recorded in the third quarter 2004 combined with unit pricing provisions under our supply agreement with Bausch & Lomb Surgical.  The increase in prepaid expenses includes $1.3 million of prepaid income taxes as a result of our estimated federal and state income tax payments totaling approximately $6.1 million.  The increase in deferred tax assets primarily resulted from the tax effect of the deferred revenue associated with the $20.0 million milestone payment partially offset by the tax effect of the utilization of net operating loss and credit carry-forwards combined with the release of the valuation allowance.

Cash provided by investing activities was $398,000 for the nine months ended September 30, 2004 primarily reflecting the release of restricted cash of $818,000 which was partially offset by capital expenditures of $420,000, primarily for manufacturing and computer equipment.

Under the terms of our agreement with Bausch & Lomb, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year.  In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized is recorded as deferred revenue.  During the fourth quarter the actual annual unit volume becomes fixed or determinable.  In each of the last three fiscal years, the annual unit volume was below levels fixed under our agreement with Bausch & Lomb and in the fourth quarter of each of the years we recognized as revenue the amounts deferred during the first three quarters.  For the nine months ended September 30, 2004, we have deferred revenue of approximately $1.0 million related to sales to Bausch & Lomb which are subject to possible retroactive price adjustments when actual unit volume for the year becomes known.  If the total unit volume of sales of certain ophthalmic products for the year meets or exceeds levels fixed under our agreement with Bausch & Lomb we will be required to rebate to Bausch & Lomb, in the form of a cash payment, the amount deferred during the year.  As of the date of this filing, we expect, but cannot be certain, that total unit volume of sales of certain ophthalmic products will be above levels fixed under our agreement with Bausch & Lomb.

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

Our HA products under development, including a product for the cosmetic tissue augmentation market (CTA), and INCERT®, a product designed to prevent surgical adhesions, have not obtained U.S. regulatory approval for commercial marketing and sale.  We received Conformité Européenne marking (CE marking), a foreign regulatory approval for commercial marketing and sale, for INCERT in the third quarter of 2004.  CTA has not received foreign regulatory approval for marketing and sale.  We believe that these products will be regulated as Class III medical devices in the U.S. and will require a PMA prior to marketing.  We cannot assure you that:

•                  we will begin or successfully complete clinical trials for these products;

•                  the clinical data will support the efficacy of these products;

•                  we will be able to successfully complete the FDA or foreign regulatory approval process, where required; or

•                  additional clinical trials will support a PMA application and/or FDA approval or foreign regulatory approval, where required, in a timely manner or at all.

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

From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses.  For the year ended December 31, 2003, we recorded net income of $827,000.  For the nine months ended September 30, 2004 we recorded net income of $9.4 million and as of September 30, 2004, we had an accumulated deficit of approximately $4.1 million.  Our ability to maintain profitability is uncertain.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners.  We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

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

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us.  Under the terms of the B&L Agreement, effective January 1, 2001, we became Bausch & Lomb’s exclusive provider of AMVISC and AMVISC Plus ophthalmic viscoelastic products, in the U.S. and international markets.  The B&L Agreement expires December 31, 2007, and superseded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2001.  The B&L Agreement is subject to early termination and/or reversion to a non-exclusive basis under certain circumstances.  The B&L Agreement lifts contractual restrictions on our ability to sell certain ophthalmic products to other companies, subject to our payment of royalties.  In exchange, we agreed to a reduction in unit selling prices retroactively effective to April 1, 2000 and the elimination of minimum unit purchase obligations by Bausch & Lomb.

We have not achieved incremental sales of our ophthalmic products to Bausch & Lomb and/or other companies sufficient to offset the effects of the price reduction and royalties to Bausch & Lomb and there can be no assurances that we will be able to do so in the future.  The reduction in unit prices resulted in a decrease in our revenue and gross profit from the sale of AMVISC to Bausch & Lomb.  We expect revenue from Bausch & Lomb in 2004 to be relatively consistent with 2003.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the nine months ended September 30, 2004 and 2003, sales of AMVISC products to Bausch & Lomb accounted for 34.0% and 45.4% of total revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc. in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, we expect our agreement with Advanced Medical Optics will terminate in July 2005 upon its expiration.  We expect that sales to Advanced Medical Optics will decline to minimum required levels in accordance with the agreement and to discontinue during the first quarter of 2005.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.

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

In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions.  Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis.  We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the OBI Agreement.  For the nine months ended September 30, 2004, sales of ORTHOVISC to Ortho Biotech accounted for 25.3% of total revenue.  Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC as well as new products for the treatment of pain associated with osteoarthritis based on our proprietary viscosupplementation technology will result in any new products or indications for use.

On July 26, 2004, we announced the signing of an exclusive worldwide development and commercialization partnership with OrthoNeutrogena a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson, for our CTA therapy products.  Under the terms of the agreement, OrthoNeutrogena will, subject to certain limitations, reimburse us for costs incurred for the ongoing pivotal clinical trial with our CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions.  There can be no assurance that we will successfully complete the clinical trial for our CTA product or that we will be able to successfully complete the FDA approval process.  If we are able to successfully complete the FDA approval process for our CTA product, we cannot assure you that OrthoNeutrogena will be able to commercialize our CTA product effectively, or at all, nor can we assure you that we will be able to achieve the sales- and performance-based milestones provided in the agreement.

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

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product.  We depend upon the distributors for our products to secure reimbursement and reimbursement approvals.  Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational.  Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately.  Significant uncertainty exists as to the reimbursement status of newly approved health care products, and any failure or delay in obtaining reimbursement approvals can negatively impact sales or our new products.  In addition, third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval.  Also, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending.  There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us.  Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems.  Lack of adequate coverage and reimbursement provided by governments and other third party payers for our products and services could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash and cash equivalents of approximately $34.0 million at September 30, 2004.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

During the nine months ended September 30, 2004 and 2003, approximately, 17.4% and 21.0%, respectively, of our product sales were to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the nine months ended September 30, 2004, three customers accounted for 72.2% of product revenue.  While it is expected that our ability to market ORTHOVISC in the U.S. as a result of the receipt of FDA approval in February 2004, and our entering into the OBI Agreement, will reduce our dependence on Bausch & Lomb for revenues, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.  All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.  Our exposure to currency exchange rate fluctuations is specific to the extent that certain sales were effected through logistics agents in foreign currencies.  The impact of currency exchange rate movements on sales through logistics agents was immaterial for the quarter ended September 30, 2004.  Currently, we do not engage in foreign currency hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that they believe that the Company’s disclosure controls and procedures are reasonably effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls.

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 6.                                                  Exhibits

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

(11)	Statement Regarding the Computation of Per Share Earnings

11.1	See Note 4 to the Financial Statements included herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

* 31.1	Certification of Charles H. Sherwood, Ph.D.

* 31.2	Certification of James E. O’Neill

(32)	Section 1350 Certifications

** 32.1	Section 1350 Certification of Charles H. Sherwood, Ph.D. and James E. O’Neill

*                                         Filed herewith

**                                  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

November 15, 2004	By:	/s/ James E. O’Neill
James E. O’Neill
Treasurer
(Principal Financial Officer)