Form 10-K
period 2004-12-31
ANIKA THERAPEUTICS INC
filed 2005-03-16
CIK 898437

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Registrant's Telephone Number, Including Area Code) (781) 932-6616

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2004, the last day of the Registrant's most recently completed second fiscal quarter, was $172,235,000 based on the average bid and ask price per share of Common Stock of $17.34 as of such date as reported on the NASDAQ National Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 4, 2005, there were issued and outstanding 10,296,222 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III are hereby incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2005. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2004

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

  •
  our efforts to increase sales of ophthalmic viscoelastic products and support of the distribution of ORTHOVISC® in the U.S and internationally.;

  •
  our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;

  •
  the timing of, scope of and rate of patient enrollment for clinical trials;

  •
  development of possible new products, including plans to advance cosmetic tissue augmentation and post-surgical adhesion therapies through human clinical trials;

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

  •
  our and OrthoNeutrogena's performance under the license agreement for our cosmetic tissue augmentation product;

  •
  our and Bausch & Lomb's performance under the newly-entered supply agreement for certain of our ophthalmic viscoelastic products;

  •
  our ability to achieve performance and sales threshold milestones in our existing and future distribution and supply agreements;

  •
  our expected tax rate and taxable revenues;

  •
  our ability and timing with respect to filling vacancies in senior management positions;

  •
  the rate at which we use cash, the amounts used, and the utilization of such cash; and

  •
  possible negotiations or re-negotiations with existing or new distribution or collaboration partners.

        Furthermore, additional statements identified by words such as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could" and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

Overview

        Anika Therapeutics develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, CoEase™, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In December 2003 we entered into a licensing, distribution, supply and marketing agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, for ORTHOVISC covering the U.S. and Mexico, and in February 2004 we received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC. ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated. In December 2004, we entered into a multi-year supply agreement with Bausch & Lomb covering viscoelastic products used in ophthalmic surgery, including the AMVISC and AMVISC Plus family of products.

        Our current strategy is to:

  •
  support U.S. ORTHOVISC sales growth and to expand ORTHOVISC sales internationally;

  •
  complete the pivotal human clinical trial in the U.S. for our potential cosmetic tissue augmentation (CTA) product and file a Pre-Market Approval (PMA) application with the FDA;

  •
  complete the pilot human clinical trial in Europe for INCERT®-S, our potential product to prevent post-surgical adhesion and develop and implement a commercialization plan;

  •
  initiate additional human clinical trials for our ORTHOVISC formulation;

  •
  focus research and development resources on evaluating potential product applications, including possible collaborations with other parties

  •
  continue to increase gross margins by further upgrading manufacturing processes and efficiencies;

  •
  complete management team staffing; and

  •
  establish a 5-year strategic plan to maximize our many assets (including our strong cash position).

        In 2004, revenue from the sale of our products contributed 84% of our total revenue. Licensing, milestone and contract revenue contributed 16% of our total revenue in 2004. Revenue from the sale of ophthalmic viscoelastic products was 43% of total revenue in 2004 or 52% of product revenue. ORTHOVISC contributed 33% of our total revenue in 2004 or 39% of product revenue and HYVISC contributed 8% of our total revenue or 9% of product revenue in 2004.

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

        In December 2003 we entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions. Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC. We received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a $5.0 million milestone payment in December 2004 for planned upgrades to our manufacturing operations. Under the OBI Agreement, we are the exclusive supplier of ORTHOVISC to Ortho Biotech. The OBI Agreement provides for additional sales-based milestone payments to us contingent upon achieving specified sales targets, in addition to royalty and transfer fees. The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

        We have a number of distribution relationships servicing international markets including Canada, the U.K., Italy, and other European countries, Turkey, and parts of the Middle East. We are continuing to seek to establish long-term distribution relationships in other regions, but can make no assurances that we will be successful in doing so. See the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and "Risk Factors and Certain Factors Affecting Future Operating Results."

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

        Anika manufactures the AMVISC product line for Bausch & Lomb. In December 2004, we entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery. Under the 2004 B&L Agreement, which extends through December 31, 2010, and superseded the existing supply contract that was set to expire December 31, 2007, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. The 2004 B&L Agreement applies to all products sold by us to Bausch & Lomb from the beginning of 2004, with a price increase starting in 2005. Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (e.g. Advanced Medical Optics, STAAR Surgical Company, Cytosol Ophthalmics, Inc.) who currently receive such products from us. See also the section captioned "Risk Factors and Certain Factors Affecting Future Operating Results—Dependence on Marketing Partners" and "—Reliance on a Small Number of Customers."

Research and Development of Potential Products

        As discussed below in the section titled "Risk Factors and Certain Factors Affecting Future Operating Results," we have not obtained FDA approval for the sales and marketing in the U.S. of the potential products described below.

Cosmetic Tissue Augmentation

        Our products for cosmetic tissue augmentation (CTA) are based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body. Cosmetic tissue augmentation is a therapy designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation. This new class of tissue filler technology based on HA is intended to supplant collagen-based products currently on the market. In May 2004, we commenced a pivotal U.S. clinical trial to evaluate CTA's effectiveness for correcting nasolabial folds. The trial is being conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S. Patient enrollment was completed during the third quarter of 2004 and patients will be monitored for 6 to 12 months following initial treatment.

        In July 2004 we entered into an exclusive worldwide development and commercialization partnership (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. Under the terms of the OrthoNeutrogena Agreement, we received an initial payment of $1.0 million. In addition, OrthoNeutrogena is required, subject to certain limitations, to fund our ongoing pivotal clinical trial of our CTA product initiated in May 2004 and to support the development of the CTA product, as well as future line extensions. The OrthoNeutrogena Agreement also provides for sales- and development-based milestone payments to be made upon receipt of final marketing approval from the U.S. Food and Drug Administration (FDA), receipt of a European CE Mark, and upon achievement of other sales and development targets in addition to royalty payments and transfer payments for the supply of CTA products.

INCERT®

        INCERT is a family of chemically modified, cross-linked forms of HA designed to prevent surgical adhesions. Surgical adhesions occur when fibrous bands of tissues form between adjacent tissue layers during the wound healing process. Although surgeons attempt to minimize the formation of adhesions, they nevertheless occur quite frequently after surgery. Adhesions in the abdominal and pelvic cavity can cause particularly serious problems such as intestinal blockage following abdominal surgery, and infertility following pelvic surgery. Fibrosis following spinal surgery can complicate re-operation and may cause pain. We received CE marking for INCERT in the third quarter of 2004.

        INCERT-S is our product designed to reduce post-surgical fibrosis following spinal surgery. We initiated a pilot human clinical trial in Europe in April 2004 involving patients undergoing spinal surgery. The clinical trial is being conducted at two centers in the U.K. and will involve approximately 45 patients. As of December 31, 2004, patient enrollment was approximately two-thirds complete.

        Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned "Patent and Propriety Rights".

        We cannot assure you that: (1) we will successfully complete clinical trials of our CTA products or INCERT-S; (2) if completed, regulatory approval for sales in the U.S. or internationally, in the case of our CTA products, will be obtained; or (3) if regulatory approvals are obtained, meaningful sales of our CTA products or INCERT-S will be achieved.

Manufacturing of Hyaluronic Acid

        We have been manufacturing HA since 1983 in our facility located in Woburn, Massachusetts. This facility is approved by the FDA for the manufacture of medical devices and drugs. We have developed a proprietary manufacturing process for the extraction and purification of HA from avian combs, a source of high molecular weight HA. We have taken steps to minimize risks associated with the availability of raw materials by obtaining regulatory approval in 2003 to outsource certain key intermediates for some of our products, which we have expanded to include all of our current products. We believe that sufficient supplies of these materials are generally available, or maintained in inventory, to meet anticipated demand.

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

        We have granted Bausch & Lomb a royalty-free, worldwide, non-exclusive license to our manufacturing inventions which relate to the AMVISC products, effective upon the earlier of (1) the termination date of the 2004 B&L Agreement or (2) the loss of our rights of exclusivity thereunder.

        We have granted Ortho Biotech an exclusive, non-transferable royalty bearing license to use and sell ORTHOVISC (and other products developed pursuant to the OBI Agreement) in the U.S. and Mexico, as well as a license to manufacture and have manufactured such products in the event that we are unable to supply Ortho Biotech with products in accordance with the terms of the OBI Agreement.

        We have granted Ortho Neutrogena a worldwide, exclusive, non-transferable license to use, sell and offer our CTA product currently in development (and other products developed pursuant to the OrthoNeutrogena Agreement), as well as a non-transferable license to manufacture and have manufactured such products in the event (and during such times) that we are unable to supply OrthoNeutrogena with CTA products in accordance with the terms of the OrthoNeutrogena Agreement.

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

Foreign Regulation

        In addition to regulations enforced by the FDA, we and our products are subject to certain foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. ORTHOVISC is approved for sale and is marketed in Canada, Europe, Turkey, and parts of the Middle East. In Europe, ORTHOVISC is sold under Conformité Européene (CE mark) authorization, a certification required under European Union (EU) medical device regulations. The CE mark allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. In October 1996, we received an EC Design Examination and an EC Quality System Certificate from a European Notified Body, which entitled us to affix the CE mark to ORTHOVISC as a viscoelastic supplement or a replacement for synovial fluid in human joints. In August 2004, we received an EC Design Examination Certificate which entitled us to affix a CE mark to INCERT-S as a barrier to adhesion formation following surgery. We may not be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

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

Research and Development

        Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology and the management of clinical trials for certain product candidates and the preparation and processing of applications for regulatory approvals at all relevant stages of development. Our development of new products is presently accomplished primarily through in-house research and development personnel and resources as well as through collaboration with other companies and scientific researchers. As of December 31, 2004, we had nine employees engaged primarily in research and development and engineering and two employees engaged in regulatory matters. For the years ended December 31, 2004, 2003, and 2002, research and development expenses were $4.1 million, $2.6 million, and $3.9 million, respectively. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

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

        In April of 2004 we initiated a pilot human clinical trial in Europe for INCERT-S, our product designed to reduce post-surgical fibrosis following spinal surgery. In May we commenced a pivotal clinical trial in the U.S. for our product for CTA. We cannot assure you that: (1) we will successfully complete clinical trials of our INCERT-S or CTA products; (2) if completed, regulatory approval for sales in the U.S.

or internationally, in the case of our CTA product, will be obtained; or (3) if regulatory approvals are obtained, meaningful sales of our products will be achieved

        Under the OrthoNeutrogena Agreement, OrthoNeutrogena is required, subject to certain limitations, to fund the May 2004 pivotal Phase III CTA clinical trial and to support us in our development of this CTA product, as well as possible future line extensions.

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

Employees

        As of December 31, 2004, we had approximately 61 full-time employees. We consider our relations with our employees to be good. None of our employees are represented by labor unions.

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

Recent Developments

        On December 20, 2004, we announced the signing of a multi-year supply agreement, effective December 15, 2004, with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.

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

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Woburn, Massachusetts, where we lease approximately 10,000 square feet of administrative and research and development space. We extended our lease for this facility in 2004 for a term ending in December 2006. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for our manufacturing facility and warehouse. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. We extended our lease for this facility in 2003 for an additional five-year term ending in February 2009. For the year ended December 31, 2004, we had aggregate lease costs of approximately $700,000.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

        Our common stock has traded on the Nasdaq National Market since November 25, 1997, under the symbol "ANIK." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq National Market. These prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2004	High	Low
First Quarter	$11.87	$6.48
Second Quarter	17.87	8.18
Third Quarter	17.45	10.01
Fourth Quarter	15.75	7.89
Year Ended December 31, 2003	High	Low
First Quarter	$1.82	$0.97
Second Quarter	4.17	1.45
Third Quarter	6.75	2.64
Fourth Quarter	11.65	5.67

        At December 31, 2004, the closing price per share of our common stock was $9.15 as reported on the Nasdaq National Market and there were approximately 275 holders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information concerning the Company's equity compensation plan as of December 31, 2004.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,702,305	$4.16	999,850
Equity compensation plans not approved by security holders	—	—	—

Total	1,702,305	$4.16	999,850

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2004 and 2003 and the Statement of Operations Data for each of the three years ended December 31, 2004 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report. The Balance Sheet Data at December 31, 2002, 2001 and 2000, and the Statement of Operations Data for each of the two years in the period ended December 31, 2001 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report.

        The Consolidated Financial Statements for fiscal years 2000 and 2001 were audited by Arthur Andersen LLP (Andersen) who has ceased operations.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002	2001	2000
Product revenue	$22,286	$15,330	$13,129	$11,299	$12,935
Licensing, milestone and contract revenue	4,180	74	58	13	3,400

Total revenue	26,466	15,404	13,187	11,312	16,335
Cost of product revenue	9,949	8,005	8,109	8,229	9,871

Gross profit	16,517	7,399	5,078	3,083	6,464
Total operating expenses	10,129	6,804	8,353	10,494	7,448
Net income (loss)	$11,190	$827	$(3,040)	$(6,758)	$174
Diluted net income (loss) per common share	$0.98	$0.08	$(0.31)	$(0.68)	$0.02
Diluted common shares outstanding	11,384	10,850	9,934	9,934	10,042

Balance Sheet Data
(In thousands)

	December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$39,339	$14,592	$11,002	$9,065	$8,266
Marketable securities	—	—	2,500	3,994	10,040
Working capital	42,135	18,450	14,921	16,756	23,083
Total assets	59,538	21,873	20,087	22,916	28,979
Accumulated deficit	(2,379)	(13,569)	(14,396)	(11,357)	(4,599)
Treasury stock	—	(27)	(280)	(280)	(280)
Stockholders' equity	30,363	17,984	17,064	20,104	26,712

        In the first quarter of 2004, based on our expectations regarding future profitability, we released the previously established valuation allowance against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

        We received an initial payment of $2.0 million in December 2003 upon entering into the OBI Agreement. In February 2004 we received a milestone payment of $20.0 million as a result of obtaining FDA approval for ORTHOVISC and in December 2004 we received a milestone payment of $5.0 million upon completion of certain manufacturing upgrades. We are recognizing these non-refundable payments ratably over the expected term of the OBI Agreement, which is currently 10 years, and as of December 31, 2004, we had recorded deferred revenue of $24.3 million.

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

        In December 2004, we entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery, including the AMVISC and AMVISC Plus family of products. Under the new agreement, which extends through December 31, 2010, and superseded the existing supply contract that was set to expire December 31, 2007, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. The 2004 B&L Agreement applies to all products sold by us to Bausch & Lomb from the beginning of 2004, with a price increase starting in 2005. Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (e.g. Advanced Medical Optics, STAAR Surgical Company, Cytosol Ophthalmics, Inc.) who currently receive such products from us.

        On July 26, 2004, we announced the signing of an exclusive worldwide development and commercialization partnership for our CTA products with the OrthoNeutrogena division of Ortho- McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. Under the terms of the OrthoNeutrogena Agreement, we received an initial payment of $1.0 million. In addition, OrthoNeutrogena is required, subject to certain limitations, to fund our ongoing pivotal clinical trial of our CTA product initiated in May 2004 and to support the development of the CTA product, as well as future line extensions. The OrthoNeutrogena Agreement also provides for sales- and development-based milestone payments in addition to royalty payments and transfer payments for the supply of CTA products.

Osteoarthritis Business

        We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 18% of product revenue for the year ended December 31, 2004 and increased 31% compared to 2003. The increase was primarily due to increased market penetration in Canada and Greece, as well as significant sales increase in Turkey. We expect international sales to grow in 2005 compared to 2004 reflecting further increased market penetration in certain of our existing markets as well as anticipated expansion into new international markets. For these new opportunities we have assessed the world market and we are actively pursuing commercial partners.

        In December 2003 we entered into the OBI Agreement with Ortho Biotech for the sales, marketing and distribution of ORTHOVISC in the U.S. and we received marketing approval from the U.S. FDA in February 2004 for ORTHOVISC. Sales of ORTHOVISC were initiated in March 2004 by Ortho Biotech with the U.S. launch of ORTHOVISC at the annual meeting of the American Academy of Orthopedic Surgeons. Sales of ORTHOVISC in the U.S. contributed 21% of our product revenue for the year ended December 31, 2004.

        Our sales of ORTHOVISC in the U.S. during 2004 represented primarily product for the initial product launch and inventory building. Sales of ORTHOVISC to end-users grew slower than anticipated in 2004 as a result of a number of factors. We believe that a primary contributing factor to this slower growth has been reimbursement and lack of receiving assignment of a specific reimbursement code. The Healthcare Common Procedure Coding System (HCPCS) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing. HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (CMS). As is typical for a newly-introduced medical device, initial sales of ORTHOVISC were made without a unique reimbursement code and reimbursement submissions were made using a miscellaneous code with no specified reimbursement dollar value. We believe that using the miscellaneous reimbursement code without a specified reimbursement dollar value negatively impacted end-user sales of ORTHOVISC in 2004. Ortho Biotech, with our help, submitted an application to secure a unique reimbursement code for ORTHOVISC in March 2004. In November 2004, Ortho Biotech received a decision on the application which assigned a unique reimbursement code to be used by hospitals in an outpatient setting (the C code) which specifies a reimbursement dollar value. Use of the C code was effective January 2005. The CMS decision, however, did not assign a unique reimbursement code to be used in the physician office setting (the J code) because the application filed in March 2004 did not reflect the required six months of sales history. Instead of a unique J code, submission for reimbursement of ORTHOVISC is to continue using a miscellaneous J code. However, under the decision, the dollar value to be reimbursed under the miscellaneous J code is defined. An application for a unique J code was re-submitted in January 2005 which, if assigned, will be effective in January 2006. There can be no assurance that ORTHOVISC will receive a unique J code.

        As a result of the CMS decision which did not assign a unique J code for ORTHOSVISC to be effective January 2005 we are not entitled to a contractual milestone under the OBI Agreement that would have been triggered had a unique J code been assigned by a specific date. The decision by the CMS to not assign a unique J code for ORTHOVISC may further adversely impact our ORTHOVISC revenues. The required use of a miscellaneous J code may result in physician reluctance to utilize ORTHOVISC as compared to if a unique J code had been assigned. These negative trends are further effected by changes in the categories of revenues we are entitled to under the OBI agreement. In addition to milestone payments, the OBI Agreement provides for Ortho Biotech to pay us transfer fees, which are related to sales to Ortho Biotech, and royalty fees, which are tied to end-user sales. As a result of Ortho Biotech's inventory buildup during 2004, we presently expect to experience a reduction in transfer fees, which may be offset by royalties as, and if, ORTHOVISC achieves desired market penetration. As a result of these factors, we did not ship any ORTHOVISC to Ortho Biotech in the fourth quarter of 2004. We expect unit sales of ORTHOVISC to Ortho Biotech in 2005 will be below 2004 levels. We expect the negative impact on our revenues will be partially offset by expected increased royalties we receive on end-user sales.

        Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 9% to product revenue for the year ended December 31, 2004 and increased 18% compared to 2003. We expect sales of HYVISC to decrease modestly in 2005 compared to 2004 primarily due to distributor inventory replenishment patterns. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

        Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the year ended December 31, 2004, sales of ophthalmic products contributed 52% of our product revenue reflecting an increase in sales of ophthalmic products of 10% compared to 2003. Sales to Bausch & Lomb accounted for 74% of ophthalmic sales for 2004 and contributed 38% of product revenue for the period.

        In December 2004, we entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery. Under the new agreement, which extends through December 31, 2010, and superseded the existing supply contract that was set to expire December 31, 2007, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. The 2004 B&L Agreement applies to all products sold by us to Bausch & Lomb from the beginning of 2004, with a price increase starting in 2005. Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (e.g. Advanced Medical Optics, STAAR Surgical Company, Cytosol Ophthalmics, Inc.) who currently receive such products from us.

        Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement. Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year was dependent on the total unit volume of sales of certain ophthalmic products during the year. In accordance with our revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized are recorded as deferred revenue. During the fourth quarter the actual annual unit volume became known and we recorded revenue equal to the amounts earned or we provided a rebate to our customer. In each of the previous three fiscal years (i.e. 2003, 2002, 2001), the annual unit volume was below levels fixed under our agreement with Bausch & Lomb and, accordingly, in the fourth quarter of each of these years we recognized as revenue the amounts deferred during the first three quarters. For the nine months ended September 30, 2004, we deferred $1.0 million related to sales to Bausch & Lomb which was subject to possible retroactive price adjustments. As a result of entering into the 2004 B&L Agreement, which retroactively applies to sales from the beginning of 2004, we applied the unit pricing terms under the 2004 B&L Agreement to our 2004 Bausch & Lomb sales activity. These terms essentially provide for fixed unit pricing with reduced unit pricing applicable for units purchased in excess of a specified amount during the fiscal year. As a result of applying this new pricing to 2004 transactions, we earned $761,000 of revenue which was previously deferred during the first nine months of 2004 and rebated $252,000 to Bausch & Lomb.

        Our distributor for CoEase, Advanced Medical Optics, completed the acquisition of the surgical ophthalmology business of Pfizer, Inc., in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery. As a result, our agreement with Advanced Medical Optics has not been renewed and we expect will terminate in July 2005 upon its expiration. We expect sales to Advanced Medical Optics will decline to minimum required levels in accordance with the agreement and to discontinue during the first quarter of 2005. As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business. Sales to Advanced Medical Optics contributed 19% of ophthalmic product revenue and 10% of total product revenue for the year ended December 31, 2004.

Research and Development

        Our current research and development efforts are focused on our chemically modified formulations of HA designed for longer residence time in the body. We initiated a U.S. pivotal clinical trial for our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation, in May 2004. The trial is designed to evaluate the effectiveness of CTA for correcting nasolabial folds and is being conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S. Patient enrollment was completed during the third quarter of 2004 and patients will be monitored for 6 to 12 months following initial treatment. As discussed above, we are being reimbursed for the clinical trial expenses, subject to certain limitations, in connection with the OrthoNeutrogena Agreement which is included in contract revenue.

        In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery. The clinical trial is being conducted at two centers in the U.K. and will involve approximately 45 patients. As of December 31, 2004, patient enrollment was approximately two-thirds complete.

Financial Overview

        For the year ended December 31, 2004 net income increased to $11,190,000 or $.98 per diluted share from $827,000, or $.08 per diluted share for the same period last year. Net income from operations for 2004 was $6,388,000 compared to $595,000 for 2003.

        Revenue    We increased sales in each of our product groups for the year ended December 31, 2004 compared to the same period last year. Sales of our ophthalmic products increased 10%, HYVISC sales increased 18% and ORTHOVISC sales increased 183% in 2004 compared to 2003. The increases in product sales were primarily due to increased sales volume with existing customers and also included the launch of ORTHOVISC in the U.S. License, milestone and contract revenue comprised 16% of total revenue in 2004 and consists of the ratable recognition of the upfront and milestone payments received under the OBI Agreement and contract revenue received under the Ortho Neutrogena Agreement.

        Cost of product revenue    Our cost of product revenue includes material, labor and manufacturing overhead costs, obsolescence charges, packaging and shipping costs. Our costs of product revenue may vary over time based on the mix of products sold. Over the past three years we have experienced a decrease in the cost of product revenue as a percentage of product revenue primarily due to increased manufacturing efficiencies and product volume combined with cost cutting efforts. Gross margin on product revenue for the year ended December 31, 2004 increased to 55% compared to 48% for the year ended December 31, 2003. We expect gross margin on product sales to be relatively consistent in 2005 compared to 2004 reflecting product mix and comparable manufacturing volume.

        Research and development    Our research and development costs consists primarily of salaries and related expenses for personnel and fees paid to outside consultants and outside service providers. Our research and development costs increased 57% for the year ended December 31, 2004 compared to the same period last year primarily due to costs associated with the clinical trials for CTA and INCERT. We expect to incur additional costs associated with the human clinical trials for our product candidates and to increase personnel-related expenses as we expand our research and development efforts. As a result, we expect research and development costs will increase in 2005 compared to 2004.

        Selling, general and administrative    Selling, general and administrative costs consists primarily of salaries and related expenses for personnel in executive, finance and accounting, human resources, information technology, and sales and marketing functions. Other costs include professional fees for legal and accounting, fees for consulting and outside services, and insurance costs. Selling, general and administrative expenses for the year ended December 31, 2004 increased 44% compared to the prior year. The increase in selling, general and administrative expenses during 2004 is primarily due to an increase in professional and outside services fees, including costs for implementation and compliance of Section 404 of the Sarbanes-Oxley Act of 2002, combined with an increase in personnel related costs. We expect selling, general and administrative expenses to increase in 2005 compared to 2004 as a result of increased personnel related costs as well as expanded marketing efforts for ORTHOVISC and partially offset by lower audit and tax fees and consulting fees for ongoing Sarbanes-Oxley compliance.

        Income taxes.    We recorded a provision for income taxes for the year ended December 31, 2004 reflecting an effective tax rate of approximately 39%. As a result of the receipt of the upfront and milestone payments from Ortho Biotech, we have determined that we will utilize all of our net operating loss and credit carry-forwards. In addition, based on our current expectations regarding future profitability, we released the previously established valuation allowance against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million in the first quarter of 2004.

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

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition.

        Our revenue recognition policies are in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC

Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        We recognize revenue from the sales of products we manufacture upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable we evaluate both the contractual terms and conditions of our distribution and supply agreements as well as our business practices. ORTHOVISC has been sold through several distribution arrangements as well as outsource order-processing arrangements (logistic agents). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.

        Under the 2000 B&L Agreement, the price for units sold in a calendar year was dependent on total unit volume of sales to Bausch & Lomb and other customers of certain ophthalmic products during the year. Prices fluctuated based on sales levels, and interim quarters were subject to possible retroactive price adjustments when the actual annual unit volume for the year became known. Given the pricing in this arrangement was not fixed and was determined based on qualifying sales to multiple customers, we determined that we could not reliably estimate the rebate, and accordingly, we deferred the maximum rebate that could be due until the annual sales volume was known in the fourth quarter. Under the 2004 B&L Agreement, the pricing is based solely on ophthalmic products sold to Bausch & Lomb. While the unit prices will be discounted for those units in excess of cumulative minimum sales levels, no amounts will be rebated. The applicable discount will be measured quarterly, subject to adjustment based on cumulative annual thresholds. Since quarterly revenue may be adjusted higher or lower depending on the relationship of our quarterly activity relative to our annual goals, we will need to estimate annual unit volume to determine the amount of revenue recognition in each quarter, thereby spreading the discount, if any, across all units purchased in a given annual period. Factors we will consider in developing our estimate include: (1) the discount will be based solely on sales activity with Bausch &Lomb who has been a long standing customer of our ophthalmic products; (2) the homogeneous nature of the products purchased under this arrangement; (3) our expected future activity with Bausch & Lomb based on historical experience and product forecasts provided by them; and (4) overall market demand for our ophthalmic products. In 2004, retroactive application of the 2004 Bausch & Lomb agreement resulted in recognition of $761,000 of revenue which was previously deferred during the first nine months of 2004 and we rebated $252,000 to Bausch & Lomb.

        In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. This arrangement included up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, in addition, we will receive payments for supply of CTA products and royalties on sales. We believe this is a multiple element arrangement that falls under the scope of EITF 00-21. Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. While this arrangement includes several elements, we believe that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

        We are accounting for the combined license and development unit using the performance based model, which recognizes revenue as the efforts are expended limited to the amount of non-refundable cash received. Under this arrangement, we received non-refundable upfront fees of $1 million and reimbursement for approximately $1.3 million of costs which were incurred prior to our entering into this arrangement. We have treated both these amounts as upfront fees that will be recognized over the expected term of the license and development unit. In addition to the upfront fees, we are receiving reimbursement of pre-approved development costs incurred. For the year ended December 31, 2004 we recognized $1,392,000 as contract revenue for this arrangement under the performance-based method.

        In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company's viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5.0 million in December 2004 for planned upgrades to our manufacturing operations. We evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, we have deferred non refundable payments received of $27.0 million which we are recognizing ratably over the expected term of the OBI Agreement, which is currently 10 years.

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

        In 2004, we achieved milestones under the OBI Agreement and received payments totaling $25.0 million which we recognized as taxable income in 2004. As a result, we have determined that we will be able to utilize all of our net operating loss and credit carry-forwards in 2004 to offset part of our taxable income. In accordance with our revenue recognition policy, for financial statement purposes, the milestone payments totaling $25.0 million were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement. We recorded a deferred tax asset of $9.1 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004. Based on management's current expectations regarding future profitability, we released the valuation allowance previously established against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Statement of Operations Detail

	Year Ended December 31,
	2004	2003
Product revenue	$22,286,000	$15,330,000
Licensing, milestone and contract revenue	4,180,000	74,000

Total revenue	26,466,000	15,404,000
Cost of product revenue	9,949,000	8,005,000

Gross profit	16,517,000	7,399,000
Operating Expenses:
Research and development	4,087,000	2,595,000
Selling, general and administrative	6,042,000	4,209,000

Total operating expenses	10,129,000	6,804,000

Income from operations	6,388,000	595,000
Interest income	389,000	144,000

Income before income taxes	6,777,000	739,000
Provision for income taxes	2,626,000	(88,000)
Benefit from release of valuation allowance	(7,039,000)	—

Net income	$11,190,000	$827,000

        Product revenue.    Product revenue for the year ended December 31, 2004 was $22,286,000, an increase of $6,956,000, or 45%, compared with $15,330,000 for the year ended December 31, 2003.

	Year Ended December 31,
	2004	2003
Ophthalmic Products	$11,533,000	$10,512,000
ORTHOVISC	8,699,000	3,073,000
HYVISC	2,054,000	1,745,000

	$22,286,000	$15,330,000

        Ophthalmic products sales increased $1,021,000, or 10%, to $11,533,000 compared with sales of $10,512,000 in 2003. The increase is primarily attributable to increased sales to Bausch & Lomb and, to a lesser extent, to increased sales to each of our other ophthalmic customers. In December 2004, the company entered into the 2004 B&L Agreement which, among other things, established reduced unit pricing to Bausch & Lomb for units purchased in 2004 in excess of a specified volume. Under the terms of the 2000 B&L Agreement, which was replaced by the 2004 B&L Agreement in December 2004, the price for all units sold for a calendar year was dependent on the total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2004 and 2003 were subject to possible retroactive price adjustments when the actual annual unit volume became known. In accordance with our revenue recognition policy, the amount of revenue reasonably subject to the price adjustment was recorded as deferred revenue until the annual unit volume became known and the sales price becomes fixed. In the fourth quarter 2004, as a result of entering into the 2004 B&L Agreement, we applied the terms of the 2004 B&L Agreement retroactively to the beginning of 2004 and included in product revenue $761,000 of revenue related to sales of AMVISC to Bausch & Lomb which had been previously deferred during the first three quarters of 2004 and rebated $252,000 to Bausch & Lomb. Under the 2000 B&L Agreement, during the fourth quarter of 2003 the actual annual unit volume, and therefore the final sales price, became known and determinable and product revenue included the recognition of $846,000 of revenue related to sales of AMVISC to Bausch & Lomb previously deferred during the first three quarters of 2003. Our agreement with Advanced Medical Optics has not been renewed as a result of their acquisition of a competing line of viscoelastic products for ophthalmic surgery and is expected terminate in July 2005 upon its expiration. We expect sales to Advanced Medical Optics to decline to minimum required levels in accordance with the agreement and to discontinue during the first quarter of 2005. Sales to Advanced Medical Optics contributed 19% of ophthalmic product revenue and 10% of total product revenue for the year ended December 31, 2004. As a result, we expect ophthalmic sales will decrease in 2005 compared to 2004.

        Our sales of ORTHOVISC increased $5,626,000, or 183%, to $8,699,000 in 2004 as compared with $3,073,000 in 2003. The increase was primarily due to sales to our U.S. distributor, Ortho Biotech, and royalty fees tied to end-user sales. U. S. sales of ORTHOVISC were 21% of product sales for 2004. We expect sales of ORTHOVISC to our U.S. distributor for 2005 to be below 2004 levels primarily because of inventory buildup by Ortho Biotech in 2004, partially offset by increased royalty fees tied to end-user sales. International sales of ORTHOVISC increased 31% for 2004 to $4,030,000 from $3,073,000 for 2003. The increase is primarily due to increased sales to our Turkey distributor combined with increased sales in Canada and Greece. We expect international sales to increase in 2005 compared to 2004 reflecting increased market penetration in certain of our existing markets as well as expansion into new international markets.

        Sales of HYVISC increased $309,000, or 18%, to $2,054,000 for 2004 as compared with $1,745,000 for 2003. Sales of HYVISC are made to a single customer under an exclusive agreement which expires in May 2006. Sales of HYVISC in 2003 included distributor inventory replenishment for certain units shipped without regulatory approval in the third quarter of 2002.

        Licensing, milestone and contract revenue.    Licensing, milestone and contract revenue for the year ended December 31, 2004 was $4,180,000, compared to $74,000 for 2003. Licensing and milestone revenue includes the ratable recognition of the $2.0 million up-front payment and $25.0 million in milestone payments from Ortho Biotech. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter. Contract revenue was $1,392,000 for the year ended December 31, 2004. Contract revenue consists of reimbursement of clinical and development costs from OrthoNeutrogena as well as development-related fees and milestones under the OrthoNeutrogena agreement recorded utilizing a performance-based method for revenue recognition.

        Gross profit.    Gross profit for the year ended December 31, 2004 was $16,517,000, or 62% of revenue, compared with $7,399,000, or 48% of revenue, for the year ended December 31, 2003. Gross margin on product revenue was 55% for 2004 compared to 48% for 2003. The increase in gross margin on product revenue is mainly due to a higher margin product mix combined with efficiency gains in our manufacturing process. We introduced outsourced intermediates in our manufacturing process for certain of our products in 2004 which we expect to expand to all product lines in 2005. We expect gross margin on product sales to be relatively consistent in 2005 compared to 2004 reflecting product mix and comparable manufacturing volume.

        Research and development.    Research and development expenses for the year ended December 31, 2004 increased by $1,492,000, or 57%, to $4,087,000 from $2,595,000 for the prior year. Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management and cost of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The increase in research and development expenses during 2004 is primarily attributable to expenditures associated with the pilot study for INCERT-S initiated in April 2004 and the pivotal clinical trial for our product for cosmetic tissue augmentation initiated in May 2004, including costs associated with the start-up of the clinical trials incurred in the first quarter of 2004. The comparative increase in 2004 was partially offset by the elimination of costs primarily incurred in the first half of 2003 associated with the completion of our pivotal clinical trial for ORTHOVISC.

        Our current in-house research and development efforts primarily relate to INCERT, a product designed to prevent surgical adhesions and our products for the CTA market. Our research and development efforts will include seeking new applications for the HA molecule as well as our proprietary chemically modified HA and other therapeutics applications of our ORTHOVISC formulation that target osteoarthritis-related ailments. As a result of these ongoing efforts, as well as the ongoing clinical trials, we expect research and development expenses will increase in 2005 compared to 2004.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2004 increased by $1,833,000 or 44%, to $6,042,000 from $4,209,000 in the prior year. The increase in selling, general and administrative expenses during 2004 is primarily due to an increase in professional and outside services fees of $1,393,000 combined with an increase in personnel related costs of $403,000 compared with 2003. The increase in professional and outside services fees included an increase in audit and tax fees and consulting fees of $773,000 primarily relating to costs for the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect selling, general and administrative expenses to increase in 2005 compared to 2004 as a result of increased personnel related costs as well as expanded marketing efforts for ORTHOVISC partially offset by lower audit and tax fees and consulting fees for ongoing Sarbanes-Oxley compliance.

        Interest income.    Interest income increased $245,000, or 170%, to $389,000 for the year ended December 31, 2004, from $144,000 in 2003. The increase is primarily attributable to a higher average cash and investment balances during 2004. Interest income in 2005 is expected to increase as a result of higher average cash and investment balances.

        Income taxes. A net tax benefit of $4,413,000 was recorded for the year ended December 31, 2004, comprising a provision for income taxes of $2,626,000 offset by a $7,039,000 benefit resulting from the release of the valuation allowance. As a result of the receipt of the $20.0 million milestone payment in February 2004 and the $5.0 million milestone payment received in December 2004 from Ortho Biotech, our recent operating results and forecasted future income support an assertion that ultimate realization of our deferred tax assets is more likely than not at December 31, 2004. Accordingly, the Company fully released the valuation allowance during 2004 and correspondingly recorded a one-time tax benefit of $7,039,000.

        We recorded a provision for income taxes of $66,000 and an income tax benefit of $154,000 for year ended December 31, 2003. In 2002 federal tax law changed to allow for a five year carryback period and a suspension of certain limitations on the use of alternative minimum tax losses. We filed an income tax carryback claim to carry our 2001 tax loss back to prior tax years. As a result of the carryback claim, in the first quarter of 2003, we received a refund of approximately $154,000 of taxes paid in prior years.

Year ended December 31, 2003 compared to year ended December 31, 2002

Statement of Operations Detail

	Year Ended December 31,
	2003	2002
Product revenue	$15,330,000	$13,129,000
Licensing revenue	74,000	58,000

Total revenue	15,404,000	13,187,000
Cost of product revenue	8,005,000	8,109,000

Gross profit	7,399,000	5,078,000
Operating Expenses:
Research and development	2,595,000	3,928,000
Selling, general and administrative	4,209,000	4,425,000

Total operating expenses	6,804,000	8,353,000

Income (loss) from operations	595,000	(3,275,000)
Interest income, net	144,000	240,000

Income (loss) before income taxes	739,000	(3,035,000)
Income taxes	(88,000)	5,000

Net income (loss)	$827,000	$(3,040,000)

        Product revenue.    Product revenue for the year ended December 31, 2003 was $15,330,000, an increase of $2,201,000, or 17%, compared with $13,129,000 for the year ended December 31, 2002.

	Year Ended December 31,
	2003	2002
Ophthalmic Products	$10,512,000	$9,907,000
ORTHOVISC	3,073,000	2,307,000
HYVISC	1,745,000	915,000

	$15,330,000	$13,129,000

        Ophthalmic products sales increased $605,000, or 6%, to $10,512,000 compared with sales of $9,907,000 in 2002. The increase is primarily attributable to one new distributor added in the second quarter of 2002 which reflected a full year of sales in 2003. Sales of AMVISC to Bausch and Lomb for 2003 were relatively level with sales for 2002. Under the terms of the 2000 B&L Agreement, the price for units sold in a calendar year is dependent on the total unit volume of sales of certain ophthalmic products during the year. Accordingly, unit prices for sales occurring in the nine months ended September 30, 2003 and 2002 were subject to possible retroactive price adjustments when the actual annual unit volume became known. In accordance with the Company's revenue recognition policy, the amount of revenue reasonably subject to the price adjustment is recorded as deferred revenue until the annual unit volume becomes known and the sales price becomes fixed. During the fourth quarter of each year the actual annual unit volume, and therefore the final sales price, became known and determinable. In the fourth quarter of 2003 and 2002, product revenue included the recognition of $846,000 and $839,000, respectively, of revenue related to sales of AMVISC to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years. Our sales of ORTHOVISC increased $766,000, or 33%, to $3,073,000 in 2003 as compared with $2,307,000 in 2002. The increase was primarily due to increased sales to our Turkey distributor partially offset by a net decrease in sales among our European distributors. Sales of HYVISC increased $830,000, or 91%, to $1,745,000 for 2003 as compared with $915,000 for 2002. Sales of HYVISC are made to a single customer under an exclusive agreement which expires in May 2006. The increase in sales of HYVISC included distributor inventory replenishment for certain units shipped without regulatory approval in the third quarter of 2002.

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

Liquidity And Capital Resources

        We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as the scope of our operations expand. Historically we have funded our cash requirements from available cash and investments on hand. At December 31, 2004, cash and cash equivalents totaled $39.3 million compared to cash, cash equivalents and marketable securities of $14.6 million at December 31, 2003 and $13.5 million at December 31, 2002.

        We received an initial payment of $2.0 million in December 2003 upon entering into the OBI Agreement. In February 2004, we received a milestone payment of $20.0 million as a result of obtaining FDA approval for ORTHOVISC and in December 2004 we received a milestone payment of $5.0 million upon completion of certain manufacturing upgrades. On an on-going and long-term basis, the OBI Agreement also provides for us to receive royalty and transfer fees.

        In July 2004 we received an initial payment of $1.0 million upon entering into the OrthoNeutrogena Agreement. The OrthoNeutrogena Agreement provides for additional performance- and sales-based milestone payments to the Company contingent upon final marketing approval from the FDA, receipt of a European CE Mark, and upon achievement of other sales and development targets, in addition to royalty and transfer fees. In addition, OrthoNeutrogena is required, subject to certain limitations, to fund the ongoing pivotal clinical trial of our CTA product initiated in May 2004 and to support the development of the CTA product, as well as future line extensions. Reimbursable development and clinical expenses incurred through the December 31, 2004 totaled approximately $2.2 million of which payment for approximately $1.4 million had been received.

        Cash provided by operating activities was $23,825,000 for the year ended December 31, 2004 compared with cash provided by operating activities of $2,012,000 and $332,000 for the years ended December 31, 2003 and 2002, respectively. Cash provided by operating activities in 2004 resulted primarily from net income of $11,190,000 which includes a one-time non-cash income tax benefit of $7,039,000 from the release of the previously established valuation allowance against our deferred tax assets and an increase in deferred revenue of $24,166,000. The increase in cash provided by operating activities was partially offset by an increase in the deferred tax asset of $11,181,000 and a net increase in other current assets and liabilities of $1,663,000. The increase in other current assets and liabilities includes an increase on accounts receivable of $927,000, an increase in inventory of $600,000 and an increase in prepaid expenses of $1,257,000 partially offset by an increase in current liabilities of $1,186,000. The increase in deferred revenue was primarily due to the $20.0 million milestone payment received in February 2004 and the $5.0 million milestone payment received in December 2004 from Ortho Biotech. The increase in prepaid expenses includes $933,000 of prepaid income taxes as a result of our estimated federal and state income tax payments totaling approximately $7.2 million for the year.

        Cash provided by investing activities was $344,000, $1,485,000, and $1,605,000 for 2004, 2003 and 2002, respectively. Net cash flows from investing activities for 2004 includes the release of restricted cash of $818,000 which was partially offset by capital expenditures of $474,000, primarily for manufacturing and computer equipment. In connection with the issuance of an irrevocable letter of credit to one of our vendors we had deposited $818,000 with our bank to collateralize the letter of credit which amount is recorded in restricted cash at December 31, 2003. These funds were restricted from our use during the term of the letter of credit which expired in April 2004. We expect to increase our capital expenditures in 2005 primarily for upgrading and expanding our manufacturing and packaging equipment.

        Cash provided by financing activities of $578,000 and $93,000 for 2004 and 2003, respectively, reflects the proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS 151, "Inventory Costs" which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the our Consolidated Financial Statements.

        In December 2004, the FASB, issued a revision to SFAS 123 Share-Based Payment, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005; it is expected that the adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R; as of December 31, 2004, we had approximately 692,000 stock options outstanding which had not yet become vested.

Contractual Obligations and Other Commercial Commitments

        We have no material commitments for purchases of inventories or property and equipment. We expect to incur additional investments in our operations through increased inventory levels and balances in accounts receivable for 2005 compared to 2004 in addition to greater capital expenditures in 2005 for manufacturing equipment to meet anticipated higher volume requirements and computers and software and furniture and fixtures associated with normal operations. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

        Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

  •
  market acceptance of our existing and future products;

  •
  the success and sales of ORTHOVISC under the OBI Agreement;

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

        We cannot assure you that we will record profits in future periods. However, we believe that based on our current strategy, our cash and investments on hand will be sufficient to meet our cash flows requirements beyond 2005. See the section captioned "Risk Factors and Certain Other Factors Affecting Future Operating Results—History of Losses; Uncertainty of Future Profitability."

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

        The table below summarizes our contractual obligations of non-cancelable operating leases at December 31, 2004:

Amount
2005	707,000
2006	710,000
2007	618,000
2008	617,000
2009	103,000
Thereafter	—

Total	$2,755,000

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

        From our inception through December 31, 1996 and 1999 through 2002 we have incurred annual operating losses. For the years ended December 31, 2004 and 2003, we recorded net income of $11.2 million and $827,000, respectively, and as of December 31, 2004, we had an accumulated deficit of approximately $2.4 million. Our ability to maintain profitability is uncertain. The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners. We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

Substantial competition could materially affect our financial performance.

        We compete with many companies, including, among others, large pharmaceutical companies and specialized medical products companies. Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing or have developed HA products for similar applications and have received FDA approval, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products. For example, we are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. There exists major competing products for the use of HA in ophthalmic surgery. In addition, certain HA products for the treatment of osteoarthritis in the knee have received FDA approval before us and have been marketed in the U.S. since 1997, as well as select markets in Canada, Europe and other countries. In December 2003, the FDA approved an HA product for the treatment of facial wrinkles which has been marketed internationally since 1996. There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

We are uncertain regarding the success of our clinical trials.

        Several of our products will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. We began a pilot human clinical trial in Europe for INCERT-S in April 2004 and initiated a pivotal clinical trial for our product for CTA in May 2004. There can be no assurance that we will successfully complete clinical trials of INCERT—S or our CTA product or that we will be able to successfully complete the regulatory approval process for either INCERT—S or our CTA product. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate the clinical trials. In addition, we cannot make any assurance that such clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

        Our success will be dependent, in part, upon the efforts of our marketing partners and the terms and conditions of our relationships with such marketing partners.

        We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us. Under the terms of the 2004 B&L Agreement, effective December 15, 2004, we will continue to be Bausch & Lomb's exclusive global supplier (other than with respect to Japan) of AMVISC and AMVISC Plus ophthalmic viscoelastic products. The B&L Agreement expires December 31, 2010, and superseded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2007. The new contract also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur. For the years ended December 31, 2004 and 2003, sales of AMVISC products to Bausch & Lomb accounted for 32% and 51% of total revenues, respectively. Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or to achieve meaningful sales to such new customers.

        Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc. in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery. As a result, our agreement with Advanced Medical Optics has not been renewed and we expect will terminate in July 2005 upon its expiration. We expect that sales to Advanced Medical Optics will decline to minimum required levels in accordance with the agreement and to discontinue during the first quarter of 2005. As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.

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

        In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions. Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis. We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the OBI Agreement. For the year ended December 31, 2004, sales of ORTHOVISC to Ortho Biotech and royalties tied to end-user sales accounted for 18% of total revenue. Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology will result in any new products or indications for use.

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

        We may need to obtain the assistance of additional marketing partners to bring new and existing products to market and to replace certain marketing partners. The failure to establish strategic partnerships for the marketing and distribution of our products on acceptable terms will have a material adverse effect on our business, financial condition, and results of operations.

Our future success depends upon market acceptance of our existing and future products.

        Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, and third-party payers. Such acceptance may depend upon the extent to which the medical community perceives our products as safer, more effective or cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it may also be necessary for us to develop marketing partners for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

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

        Pursuant to the 2004 B&L Agreement, we have agreed to transfer to Bausch & Lomb, upon expiration of the term of the 2004 B&L agreement on December 31, 2010, or in connection with earlier termination in certain circumstances, our manufacturing process, know-how and technical information, which relate to only AMVISC products. Upon expiration of the 2004 B&L Agreement, there can be no assurance that Bausch & Lomb will continue to use us to manufacture AMVISC and AMVISC Plus. If Bausch & Lomb discontinues the use of us as a manufacturer after such time, our business, financial condition, and results of operations would likely be materially and adversely affected.

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

        We had cash and cash equivalents of approximately $39.3 million at December 31, 2004. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

        We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us. We experienced a number of management changes in 2004. There can be no assurances that such management changes will not adversely affect our business. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We have been operating without a Chief Financial Officer since October 2004 and continue to search for a permanent replacement. There can be no assurance that we will be successful in hiring or retaining the personnel we require, including a permanent Chief Financial Officer. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

        During the years ended December 31, 2004 and 2003, approximately, 18% and 20%, respectively, of our product sales were to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

        We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us. For the year ended December 31, 2004, three customers accounted for 73% of product revenue. While it is expected that our ability to market ORTHOVISC in the U.S. will reduce our dependence on revenues from Bausch & Lomb, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

Additional costs for complying with recent and proposed future changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

        Recent future changes in the Securities and Exchange Commission and Nasdaq rules, as well as changes in accounting rules, will cause us to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner. In addition, we have and continue to expect to incur general and administrative expense as we maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. These costs may be significant enough to cause our financial position and results of operation to be negatively impacted. In addition, compliance with these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting directors for the board and various sub-committees thereof or officers.

        The recent changes in SEC and Nasdaq rules, including those resulting from the Sarbanes-Oxley Act of 2002, may result in our being unable to attract and retain the necessary board directors and members of sub-committees thereof or officers, to effectively provide for our management. The perceived increased personal risk associated with these recent changes may deter qualified individuals from wanting to participate in these roles.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2004, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

        Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalent is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. We currently do not hedge interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment and those criteria, our management believes that the company maintained effective internal control over financial reporting as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Anika Therapeutics, Inc.:

        We have completed an integrated audit of Anika Therapeutics, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under this Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 16, 2005

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$39,339,000	$14,592,000
Restricted cash	—	818,000
Accounts receivable, net of reserves of $23,000 and $29,000 at December 31, 2004 and 2003, respectively	2,354,000	1,421,000
Inventories	4,227,000	3,627,000
Current portion deferred income taxes	1,824,000	—
Prepaid expenses and other receivables	1,339,000	81,000

Total current assets	49,083,000	20,539,000
Property and equipment, at cost	10,349,000	9,875,000
Less: accumulated depreciation	(9,394,000)	(8,684,000)

	955,000	1,191,000
Long-term deposits	143,000	143,000
Deferred income taxes	9,357,000	—

Total Assets	$59,538,000	$21,873,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$791,000	$349,000
Income taxes payable	—	65,000
Accrued expenses	2,041,000	1,297,000
Deferred revenue	4,116,000	378,000

Total current liabilities	6,948,000	2,089,000
Long-term deferred revenue	22,227,000	1,800,000
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.01 par value: 30,000,000 shares authorized, 10,257,472 shares issued and outstanding at December 31, 2004, 9,991,943 shares issued and 9,986,405 shares outstanding at December 31, 2003	103,000	100,000
Additional paid-in-capital	32,639,000	31,480,000
Treasury stock, at cost, 0 and 5,538 shares at December 31, 2004 and 2003, respectively	—	(27,000)
Accumulated deficit	(2,379,000)	(13,569,000)

Total stockholders' equity	30,363,000	17,984,000

Total Liabilities and Stockholders' Equity	$59,538,000	$21,873,000

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2004	2003	2002
Product revenue	$22,286,000	$15,330,000	$13,129,000
Licensing, milestone and contract revenue	4,180,000	74,000	58,000

Total revenue	26,466,000	15,404,000	13,187,000
Cost of product revenue	9,949,000	8,005,000	8,109,000

Gross profit	16,517,000	7,399,000	5,078,000
Operating expenses:
Research & development	4,087,000	2,595,000	3,928,000
Selling, general & administrative	6,042,000	4,209,000	4,425,000

Total operating expenses	10,129,000	6,804,000	8,353,000

Income (loss) from operations	6,388,000	595,000	(3,275,000)
Interest income	389,000	144,000	240,000

Income (loss) before income taxes	6,777,000	739,000	(3,035,000)
Income tax expense (benefit)
Provision (benefit) for income taxes	2,626,000	(88,000)	5,000
Benefit from release of valuation allowance	(7,039,000)	—	—

Net income (loss)	$11,190,000	$827,000	$(3,040,000)

Basic net income (loss) per share:
Net income (loss)	$1.11	$0.08	$(0.31)

Basic weighted average common shares outstanding	10,103,835	9,953,733	9,934,280

Diluted net income (loss) per share:
Net income (loss)	$0.98	$0.08	$(0.31)

Diluted weighted average common shares outstanding	11,384,155	10,849,610	9,934,280

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock			Treasury Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2001	9,991,943	$100,000	$31,640,000	57,663	$(280,000)	$(11,356,000)	$20,104,000
Net loss	—	—	—	—	—	(3,040,000)	(3,040,000)

Balance, December 31, 2002	9,991,943	100,000	31,640,000	57,663	(280,000)	(14,396,000)	17,064,000
Exercise of common stock options	—	—	(160,000)	(52,125)	253,000	—	93,000
Net income	—	—	—	—	—	827,000	827,000

Balance, December 31, 2003	9,991,943	100,000	31,480,000	5,538	(27,000)	(13,569,000)	17,984,000
Exercise of common stock options	265,529	3,000	549,000	(5,538)	27,000	—	579,000
Tax benefit related to stock options	—	—	610,000	—	—	—	610,000
Net income	—	—	—	—	—	11,190,000	11,190,000

Balance, December 31, 2004	10,257,472	$103,000	$32,639,000	—	$—	$(2,379,000)	$30,363,000

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,190,000	$827,000	$(3,040,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	710,000	1,006,000	1,095,000
Deferred income taxes	(11,181,000)	—	—
Provision for doubtful accounts	—	—	10,000
Provision for inventory	42,000	—	—
Tax benefit related to stock options	610,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(933,000)	(223,000)	1,033,000
Inventories	(642,000)	(703,000)	802,000
Prepaid expenses	(1,258,000)	239,000	221,000
Accounts payable	442,000	(497,000)	(109,000)
Customer deposit	—	(327,000)	327,000
Accrued expenses	744,000	(406,000)	(139,000)
Deferred revenue	24,165,000	2,031,000	132,000
Income taxes payable	(65,000)	65,000	—

Net cash provided by operating activities	23,824,000	2,012,000	332,000

Cash flows from investing activities:
Proceeds from the redemption of marketable securities	—	2,500,000	8,995,000
Purchase of marketable securities	—	—	(7,500,000)
Restricted cash	818,000	(818,000)	—
Purchase of property and equipment	(474,000)	(256,000)	(89,000)
Proceeds from repayment of notes receivable from officers	—	59,000	194,000
Long-term deposits	—	—	5,000

Net cash provided by investing activities	344,000	1,485,000	1,605,000

Cash flows from financing activities:
Proceeds from exercise of stock options	579,000	93,000	—

Net cash provided by financing activities	579,000	93,000	—

Increase in cash and cash equivalents	24,747,000	3,590,000	1,937,000
Cash and cash equivalents at beginning of year	14,592,000	11,002,000	9,065,000

Cash and cash equivalents at end of year	$39,339,000	$14,592,000	$11,002,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,156,000	$3,000	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Anika Therapeutics, Inc. ("Anika" or the "Company") develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, CoEase™, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In February 2004, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC. ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. The Company manufactures AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities, Inc. (a Massachusetts Securities Corporation) and Anika Therapeutics UK, Ltd. All intercompany balances and transactions have been eliminated in consolidation. There was no activity by the UK subsidiary during the years ended December 31, 2003 and 2002. As of March 2003 the UK subsidiary was dissolved.

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

Revenue Recognition

        The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        The Company recognizes revenue from the sales of products it manufactures upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices. ORTHOVISC has been sold through several distribution arrangements as well as outsource order-processing arrangements (logistic agents). Sales of product through third party logistics agents in certain markets are recognized as revenue upon shipment by the logistics agent to the customer.

        In December 2004, the Company entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery. Under the new agreement, which extends through December 31, 2010, and superseded the existing supply contract, the Company will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement. Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year was dependent on the total unit volume of sales of certain ophthalmic products during the year. Since the price was not fixed and determinable, the Company deferred the portion of revenue that is subject to retroactive price adjustment, until the ultimate amount it will earn is known. Under the 2000 B&L Agreement, during the nine months ended September 30, 2004, the Company deferred $1.0 million related to sales to Bausch & Lomb which was subject to possible retroactive price adjustments under the 2000 B&L Agreement when actual unit volume for the year would have become known. As a result of entering into the 2004 B&L Agreement, which retroactively applies to sales from the beginning of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity. These terms essentially provide for fixed unit pricing with reduced unit pricing applicable for units purchased in excess of a specified amount during the fiscal year and in the fourth quarter. As a result of applying this new pricing to 2004 transactions, we earned $761,000 of revenue which was previously deferred during the first nine months which relates to those units under the reduced pricing threshold of 2004 and rebated $252,000 to Bausch & Lomb.

        In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. This arrangement included up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, in addition, the Company will receive payments for supply of CTA products and royalties on sales. The Company believes this is a multiple element arrangement that falls under the scope of EITF 00-21. Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. While this arrangement includes several elements, the Company believes that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

        The Company is accounting for the combined license and development unit using the performance based model, which recognizes revenue as the efforts are expended limited to the amount of non-refundable cash received. Under this arrangement, the Company received non-refundable upfront fees of $1 million and reimbursement for approximately $1.3 million of costs which were incurred prior to our entering into this arrangement. The Company has treated both these amounts as upfront fees that will be recognized over the expected term of the license and development unit. In addition to the upfront fees, the Company is receiving reimbursement of pre-approved development costs incurred. For the year ended December 31, 2004 the Company recognized $1,392,000 as contract revenue for this arrangement under the performance-based method.

        In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company's viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5.0 million in December 2004 for planned upgrades to its manufacturing operations. The Company evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, it has deferred non refundable payments received of $27.0 million which it is recognizing ratably over the expected term of the OBI Agreement, which is currently 10 years.

Accounts Receivable and Allowance for Doubtful Accounts:

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

        The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2004 and 2003, long-lived assets consisted of property and equipment.

        During the years ended December 31, 2004, 2003, and 2002 the Company did not record losses on impairment.

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

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements". At December 31, 2004, the Company has stock options outstanding under three stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2004	2003	2002
Net income (loss)
As reported	$11,190,000	$827,000	$(3,040,000)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(786,000)	(439,000)	(356,000)

Pro forma net income (loss)	$10,404,000	$388,000	$(3,396,000)

Basic net income (loss) per share
As reported	$1.11	$0.08	$(0.31)
Proforma	$1.03	$0.04	$(0.34)
Diluted net income (loss) per share
As reported	$0.98	$0.08	$(0.31)
Proforma	$0.92	$0.04	$(0.34)

        The fair value of each stock option granted is estimated on the grant date using the fair value method with the following weighted average assumptions:

	December 31,
	2004	2003	2002
Risk-free interest rate	3.27%	2.69%	5.14%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	4	4	4
Expected volatility	77.68%	101.66%	86.52%

Concentration of Credit Risk and Significant Customers

        SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet-Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet-risk, or concentrations of credit risk. The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company, by policy, limits the amount of credit exposure to any one financial institution, and routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. As of December 31, 2004, Bausch & Lomb, Ortho Biotech, OrthoNeutrogena, and Boehringer Ingelheim Vetmedica, combined, represented 90% of the Company's accounts receivable balance. As of December 31, 2003, Bausch & Lomb and Advanced Medical Optics, combined, represented 85% of the Company's accounts receivable balance.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required which could affect future earnings.

Reporting Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 2004, 2003, and 2002 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

Disclosures About Segments of an Enterprise and Related Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance. The Company's chief decision-making group consists of its four officers. Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements. Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

New Accounting Pronouncements

        In November 2004, the FASB issued SFAS 151, "Inventory Costs" which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In December 2004, the FASB, issued a revision to SFAS 123 "Share-Based Payment", also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt

SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005; it is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R; as of December 31, 2004, the Company has approximately 692,000 stock options outstanding which had not yet become vested.

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

        Shares used in calculating basic and diluted earnings per share for each of the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Net income (loss)	$11,190,000	$827,000	$(3,040,000)

Basic weighted average common shares outstanding	10,103,835	9,953,733	9,934,280
Dilutive effect of assumed exercise of stock options and warrants	1,280,320	895,877	—

Diluted weighted average common and potential common shares outstanding	11,384,155	10,849,610	9,934,280

        Outstanding stock options to purchase approximately 233,000 shares at December 31, 2002 are excluded from the calculation of diluted weighted average shares outstanding for 2002 because the Company incurred a loss for each of these years and to include them would have been anitdilutive. Options to purchase approximately 14,000, 728,000 and 1,115,000 shares were outstanding at December 31, 2004, 2003, and 2002, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period.

4. RESTRICTED CASH

        At December 19, 2003, in connection with the issuance of an irrevocable letter of credit to one of the Company's vendors, the Company had deposited $818,000 with its bank to collateralize the letter of credit. These funds were restricted from the Company's use during the term of the letter of credit although the Company was entitled to all interest earned on the funds. The letter of credit was drawn upon by the Company's vendor and in April 2004 the restricted funds were released to the Company. There was no restricted cash at December 31, 2004.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        A summary of the allowance for doubtful account activity is as follows:

	December 31,
	2004	2003	2002
Balance, beginning of the year	$29,000	$35,000	$25,000
Amounts provided	—	—	10,000
Amounts written off	(6,000)	(6,000)	—

Balance, end of the year	$23,000	$29,000	$35,000

6. INVENTORIES

        Inventories consists of the following:

	December 31,
	2004	2003
Raw Materials	$1,842,000	$1,537,000
Work-in-Process	1,589,000	1,445,000
Finished Goods	796,000	645,000

Total	$4,227,000	$3,627,000

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7. PROPERTY & EQUIPMENT

        Property and equipment is stated at cost and consists of the following:

	December 31,
	2004	2003
Machinery and equipment	$6,237,000	$5,802,000
Furniture and fixtures	725,000	699,000
Leasehold improvements	3,387,000	3,374,000

	10,349,000	9,875,000
Less accumulated depreciation	(9,394,000)	(8,684,000)

Total	$955,000	$1,191,000

        Depreciation expense was $710,000, $1,006,000 and $1,095,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. ACCRUED EXPENSES

        Accrued expenses consists of the following:

	December 31,
	2004	2003
Payroll and benefits	$933,000	$939,000
Professional fees	637,000	218,000
Clinical trial	265,000	—
Other	206,000	140,000

Total	$2,041,000	$1,297,000

9. COMMITMENTS AND CONTINGENCIES

        Operating Leases.    The Company's corporate headquarters is located in Woburn, Massachusetts, where it leases approximately 10,000 square feet of administrative and research and development space. The lease on this facility terminates in December 2006. The Company also leases approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for its manufacturing facility and warehouse. The lease for this facility terminates in February 2009. Rental expense in connection with the leases, totaled $700,000, $685,000, and $657,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

        Future minimum lease payments under noncancelable operating leases at December 31, 2004 are as follows:

Amount
2005	707,000
2006	710,000
2007	618,000
2008	617,000
2009	103,000
Thereafter	—

Total	$2,755,000

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

10. STOCK OPTION PLAN

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

        Combined stock option activity under the three plans is summarized as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of year	2,067,297	$3.51	1,347,647	$2.48	1,439,722	$3.37
Granted	207,000	12.60	811,400	4.99	472,400	1.11
Canceled	(275,925)	7.73	(39,625)	1.34	(563,200)	3.61
Expired	(25,000)	2.63	—	—	(1,275)	4.47
Exercised	(271,067)	2.13	(52,125)	1.78	—	—

Outstanding at end of year	1,702,305	$4.16	2,067,297	$3.51	1,347,647	$2.48

Options exercisable at end of year	1,010,055	$3.31	969,473	$2.91	785,947	$3.11
Weighted average fair value of options granted at fair value		$7.45		$3.53		$0.82

        Generally, options vest in equal, annual installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. There are 999,850 options available for future grant at December 31, 2004.

        The following table summarizes significant ranges of outstanding options under the three plans at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90—$1.05	431,676	7.52	$1.02	242,701	$0.99
1.06—1.17	291,125	6.09	1.17	212,875	1.17
1.23—4.75	289,667	5.33	2.22	215,767	2.35
4.94—9.21	257,833	4.22	6.17	244,833	6.02
$9.22—$15.45	432,004	9.01	9.41	93,879	9.26

	1,702,305	6.80	$4.16	1,010,055	$3.31

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

12. STOCK REPURCHASE PLAN

        In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of the Company's Common Stock, with the total number of shares repurchased not to exceed 9.9% of the total number of shares issued and outstanding. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. As of December 31, 2004, the Company had repurchased a total of 762,100 shares at a net cost of approximately $3,873,000 and has reissued all shares upon exercise of employee stock options. No shares were purchased in 2004 or 2003.

13. EMPLOYEE BENEFIT PLAN

        Employees are eligible to participate in the Company's 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2004, 2003, and 2002, the Company made matching contributions of $177,000, $157,000, and $150,000 respectively.

14. LICENSING AND DISTRIBUTION AGREEMENTS

        In December 2004, the Company entered into a new multi-year supply agreement (the "2004 B&L Agreement") with Bausch & Lomb for viscoelastic products used in ophthalmic surgery. Under the 2004 B&L Agreement, which extends through December 31, 2010, and superseded the existing supply contract (the "2000 B&L Agreement") that was set to expire December 31, 2007, the Company will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. The 2004 B&L Agreement also provides the Company with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by the Company. The 2004 B&L Agreement applies to products sold by the Company to Bausch & Lomb from the beginning of 2004, with a price increase starting in 2005. Under the 2004 B&L Agreement, the Company is entitled to continue providing surgical viscoelastic products to its existing customers who receive such products currently.

        Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement. Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year were dependent on the total unit volume of sales of certain ophthalmic products during the year. In accordance with the Company's revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized are recorded as deferred revenue. During the fourth quarter the actual annual unit volume became known and we recorded revenue equal to the amounts earned or we provided a rebate to our customer. In each of the last three fiscal years (i.e. 2003, 2001, 2002), the annual unit volume was below levels fixed under our agreement with Bausch & Lomb and, accordingly, in the fourth quarter of each of the years we recognized as revenue the amounts deferred during the first three quarters. For the nine months ended September 30, 2004, the Company deferred $1.0 million related to sales to Bausch & Lomb which was subject to possible retroactive price adjustments. As a result of entering into the 2004 B&L Agreement which retroactively applies to sales from the beginning of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity. These terms essentially provide for fixed unit pricing with reduced unit pricing applicable for unit purchased in excess of a specified amount during the fiscal year. As a result of applying this new pricing to 2004 transaction, the Company earned $761,000 of revenue which was previously deferred during the first nine months of 2004 and rebated $252,000 to Bausch & Lomb. In the fourth quarters of 2003 and 2002, product revenue included the recognition of $846,000 and $839,000, respectively, of revenue related to sales of AMVISC and AMVISC Plus to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years until the actual annual unit volume became fixed or determinable. During the years ended December 31, 2004, 2003, and 2002, the Company recognized revenues of $8,527,000, $7,801,000, and $7,811,000, respectively, under the Bausch & Lomb agreements. Additionally, during the years ended December 31, 2004, 2003 and 2002, the Company incurred royalty payments of $17,000, $52,000 and $109,000, respectively, to Bausch & Lomb under the 2000 B&L Agreement.

        In July 2004 the Company entered into a exclusive worldwide development and commercialization partnership (the OrthoNeutrogena Agreement) for its CTA products with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. Under the terms of the OrthoNeutrogena Agreement, the Company received an initial payment of $1.0 million. In addition, OrthoNeutrogena will, subject to certain limitations, fund the Company's ongoing pivotal clinical trial of its CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions. The OrthoNeutrogena Agreement also provides for sales- and development-based milestone payments to be made upon receipt of final marketing approval from the U.S. Food and Drug Administration (FDA), receipt of a European CE Mark, and upon achievement of other sales and development targets in addition to royalty payments and transfer payments for the supply of CTA products. For the year ended December 31, 2004 we recognized $1,392,000 as contract revenue under the performance-based method.

        In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company's viscosupplementation technology. In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5.0 million in December 2004 for planned upgrades to our manufacturing operations. Under the OBI Agreement, the Company will be the exclusive supplier of

ORTHOVISC to Ortho Biotech. The OBI Agreement provides for additional sales-based milestone payments to the Company contingent upon achieving specified sales targets, in addition to royalty and transfer fees. The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

15. REVENUE BY PRODUCT GROUP, BY SIGNIFICANT CUSTOMER AND BY GEOGRAPHIC REGION

        Product revenue by product group is as follows:

	Years Ended December 31,
	2004	2003	2002
Ophthalmic Products	$11,533,000	$10,512,000	$9,907,000
ORTHOVISC	8,699,000	3,073,000	2,307,000
HYVISC	2,054,000	1,745,000	915,000

	$22,286,000	$15,330,000	$13,129,000

        Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Years Ended December 31,
	2004	2003	2002
Bausch & Lomb Incorporated	38.3%	50.6%	59.2%
Ortho Biotech	21.0%	—	—
Pharmaren AG/Biomeks	13.6%	14.3%	10.0%
Advanced Medical Optics	9.9%	13.4%	8.8%
Boehringer Ingelheim Vetmedica	9.2%	11.3%	6.9%

	92.0%	89.6%	84.9%

        As of December 31, 2004, four customers represented 90% of the Company's accounts receivable balance and as of December 31, 2003, two customers represented 85% of the Company's accounts receivable balance.

        Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Years Ended December 31,
	2004		2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$22,425,000	84.7%	$12,331,000	80.1%	$10,880,000	82.5%
Turkey	3,024,000	11.4%	2,208,000	14.3%	1,320,000	10.0%
Other	1,017,000	3.9%	865,000	5.6%	987,000	7.5%

Total	$26,466,000	100.0%	$15,404,000	100.0%	$13,187,000	100.0%

16. INCOME TAXES

        Income tax expense (benefit) was ($4,413,000), ($88,000), and $5,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

        The components of the provision for income taxes and benefit from release of valuation allowance are as follows:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$5,846,000	$(90,000)	$—
State	922,000	2,000	5,000

	6,768,000	(88,000)	5,000

Deferred:
Federal	(3,680,000)	—	—
State	(462,000)	—	—

	(4,142,000)	—	—

Provision for income taxes	2,626,000	(88,000)	5,000

Benefit from release of valuation allowance:
Federal	(5,760,000)	—	—
State	(1,279,000)	—	—

	(7,039,000)	—	—

Tax expense (benefit)	$(4,413,000)	$(88,000)	$5,000

        The Company receives a tax deduction upon the exercise of nonqualified stock options and disqualifying distributions by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The benefit of the tax deduction in the amount of $610,000 is not recorded through the tax provision, rather it is credited directly to additional paid in capital in 2004.

        In 2004, the Company achieved milestones under the OBI Agreement and received payments totaling $27.0 million which the Company recognized as taxable income in 2004. As a result, the Company has determined that it will be able to utilize all of its net operating loss and credit carry-forwards in 2004 to offset part of its taxable income. In accordance with the Company's revenue recognition policy, for financial statement purposes, the milestone payments totaling $27.0 million were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement. The Company recorded a deferred tax asset of $9.8 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004. Based on management's current expectations regarding future profitability, the Company released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

        The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate to pretax income as a result of the following:

	Years ended December 31,
	2004	2003	2002
Computed expected tax (benefit) expense	$2,304,000	$251,000	$(1,032,000)
State tax expense (net of federal benefit)	190,000	48,000	2,000
Nondeductible expenses	58,000	4,000	3,000
Federal and state research and development credits	(121,000)	—	(224,000)
Alternative minimum tax benefit from carryback	—	(154,000)	—
Alternative minimum tax liability	—	64,000	—
Alternative minimum tax credit	—	(64,000)	—
Other	—	(34,000)	2,000
Federal rate difference	195,000	—	—
Change in valuation allowance related to income tax (benefit) expense	(7,039,000)	(203,000)	1,254,000

Tax (benefit) expense	$(4,413,000)	$(88,000)	$5,000

        The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	Years ended December 31,
	2004	2003
Deferred tax assets:
Depreciation	$525,000	$584,000
Accrued expenses and other	366,000	292,000
Inventory reserves	68,000	66,000
Net operating loss carryforwards	—	3,878,000
Deferred revenue	10,222,000	832,000
Credit carryforwards	—	1,387,000

Gross deferred tax assets	11,181,000	7,039,000
Less: valuation allowance	—	(7,039,000)

Net deferred tax asset	$11,181,000	$—

        As of December 31, 2004, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

17. QUARTERLY FINANCIAL DATA (Unaudited)

Year 2004	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$7,656,000	$6,407,000	$6,262,000	$6,141,000
Cost of product revenue	2,335,000	2,451,000	2,442,000	2,721,000
Gross profit	5,321,000	3,956,000	3,820,000	3,420,000
Net income	$1,755,000	$884,000	$765,000	$7,786,000
Per common share information
Basic net income per share	$0.17	$0.09	$0.08	$0.78
Basic common shares outstanding	10,224,407	10,140,925	10,060,866	9,987,410
Diluted net income per share	$0.15	$0.08	$0.07	$0.69
Diluted common shares outstanding	11,329,592	11,506,999	11,396,116	11,257,264
Year 2003	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$5,014,000	$3,688,000	$3,318,000	$3,384,000
Cost of product revenue	2,260,000	1,930,000	1,846,000	1,969,000
Gross profit	2,754,000	1,758,000	1,472,000	1,415,000
Net income (loss)	$801,000	$420,000	$(81,000)	$(313,000)
Per common share information
Basic net income (loss) per share	$0.08	$0.04	$(0.01)	$(0.03)
Basic common shares outstanding	9,979,068	9,959,904	9,941,121	9,934,280
Diluted net income (loss) per share	$0.07	$0.04	$(0.01)	$(0.03)
Diluted common shares outstanding	11,188,042	10,422,066	9,941,121	9,934,280

        In the first quarter of 2004, based on its expectations regarding future profitability, the Company released the previously established valuation allowance against its deferred tax assets and recorded a one-time income tax benefit of $7,039,000. See Note 16.

        In the fourth quarters of 2004 and 2003 product revenue included the recognition of $761,000 and $846,000, respectively, of revenue related to sales of AMVISC® and AMVISC® Plus to Bausch & Lomb, which had been previously deferred during the first three quarters of the respective years until the actual annual unit volume became fixed or determinable. See Note 14.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of the our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are reasonably effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We currently are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls over financial reporting.

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is hereby incorporated by reference to the Registrant's Proxy Statement (the Proxy Statement) for the Annual Meeting of Stockholders to be held on June 1, 2005 under the heading "Election of Directors."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is hereby incorporated by reference to the Proxy Statement under the heading "Beneficial Ownership of Common Stock" and from Item 5 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information."

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of Form 10-K.

(1)
Financial Statements

  (2)
  Schedules

    Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

  (3)
  Exhibits

    The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index at (c) below.

(c)

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws:
3.1	The Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.2	Certificate of Vote of Directors Establishing a Series of Convertible Preferred Stock, incorporated herein by reference to Exhibits to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.3	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.

3.4	Certificate of Vote of Directors Establishing a Series of a Class of Stock, incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-AB12 (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
3.5	Intentionally Omitted.
3.6	Intentionally Omitted.
3.7	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
3.8	The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
(4)	Instruments Defining the Rights of Security Holders
4.1	Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
4.2	Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company incorporated herein by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on November 13, 2002.
(10)	Material Contracts
10.1	Supply Agreement dated as of July 25, 2000 by and between the Company and Bausch & Lomb, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2000. Confidential treatment was granted to certain portions of this Exhibit.
10.4	1993 Stock Option Plan, as amended, incorporated herein by reference to Annex A of the Company's Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.
10.5	License Agreement dated as of July 22, 1992 between the Company and Tufts University, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
10.6	Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.

10.7	First Amendment to Lease dated December 11, 1997 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.8	Extension of Lease dated November 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.9	Second Amendment to Lease dated November 23, 1998 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.10	Lease dated September 23, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.15	Letter Agreement dated April 15, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.17	Non-Disclosure and Non-Competition Agreement dated May 5, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.18	Promissory Note for $59,000 dated May 26, 2000 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.19	Letter Agreement dated March 30, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.20	Non-Disclosure and Non-Competition Agreement dated April 3, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.21	Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and between the Company and Douglas R. Potter, incorporated herein by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.

10.22	Non-Disclosure and Non-Competition Agreement dated December 2, 1996 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.23	Change in Control, Bonus and Severance Agreement dated April 26, 2000 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.25	Stipulation and Agreement of Compromise, Settlement and Release dated May 25, 2001 in connection with In Re Anika Therapeutics, Inc. Securities Litigation, incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2001.
10.26	Amendment to Lease #3 dated November 1, 2001 by and between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2001.
10.28	Sublease effective as of November 2001, between MedChem Products, Inc. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on May 14, 2002.
10.29	Separation Agreement dated April 2, 2002 by and between the Company and Edward Ross, Jr., incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.30	Letter Agreement dated June 25, 2002 by and between the Company and William J. Knight incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.31	Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and William J. Knight incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.32	Amended and Restated Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and Charles H. Sherwood incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.
10.33	Letter Agreement dated February 21, 2003 by and between the Company and Roger C. Stikeleather, incorporated herein by reference to Exhibit 10.33 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on May 15, 2003.

10.34	Change in Control, Bonus and Severance Agreement dated March 17, 2003 by and between the Company and Roger C. Stikeleather, incorporated herein by reference to Exhibit 10.34 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on May 15, 2003.
10.35	Change in Control, Bonus and Severance Agreement dated June 9, 2003 by and between the Company and Francesco J. Luppino, incorporated herein by reference to Exhibit 10.35 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2003.
10.36	Lease Extension dated October 8, 2003 by and between the Company and Cummings Properties, LLC, incorporated herein by reference to Exhibit 10.36 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on November 14, 2003.
10.37	Lease Amendment dated October 8, 2003 by and between the Company and MedChem Products, Inc., incorporated herein by reference to Exhibit 10.36 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on November 14, 2003.
10.38	License Agreement dated as of December 20, 2003 by and between the Company and Ortho Biotech Products, L.P., incorporated herein by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on March 29, 2004.
10.39	Separation Agreement dated January 19, 2004 by and between the Company and Roger C. Stikeleather, incorporated herein by reference to Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended December 31, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on March 29, 2004.
10.40	License Agreement dated as of July 23, 2004 by and between the Company and Ortho-McNeil Pharmaceutical, Inc., acting through its OrthoNeutrogena Division., incorporated herein by reference to Exhibit 10.39 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (File no. 000-21326), filed with the Securities and Exchange Commission on August 16, 2004. Confidential treatment was granted to certain portions of this Exhibit.
10.41	Letter Agreement dated October 6, 2004 by and between the Company and Carol A. Toth, Ph.D., incorporated herein by reference to the Company's current report on Form 8-K (File no. 000-21326), filed with the Securities and Exchange Commission on November 19, 2004.
10.42	Change of Control, Bonus and Severance Agreement dated October 6, 2004 by and between the Company and Carol A. Toth, Ph.D., incorporated herein by reference to the Company's current report on Form 8-K (File no. 000-21326), filed with the Securities and Exchange Commission on November 19, 2004.
**10.43	Supply Agreement dated as of December 15, 2004 by and between the Company and Bausch & Lomb, Incorporated.
*10.44	Lease Amendment dated October 13, 2004 by and between the Company and MedChem Products, Inc.

(11)	Statement Regarding the Computation of Per Share Earnings
11.1	See Note 2 to the Financial Statements included herewith.
(21)	Subsidiaries of the Registrant
*21.1	List of Subsidiaries of the Registrant.
(23)	Consent of Experts
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of James E. O'Neill pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
***32.1	Certification of Charles H. Sherwood, Ph.D. and James E. O'Neill, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
None

*
Filed herewith

**
Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission. The omitted portions have been filed separately with the Commission.

***
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Woburn, Massachusetts on March 16, 2005.

ANIKA THERAPEUTICS, INC.
Date: March 16, 2005	By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ JAMES E. O'NEILL James E. O'Neill	Treasurer (Principal Accounting Officer)	March 16, 2005
/s/ JOSEPH L. BOWER Joseph L. Bower	Director	March 16, 2005
/s/ EUGENE A. DAVIDSON, PH.D. Eugene A. Davidson, Ph.D.	Director	March 16, 2005
/s/ SAMUEL F. MCKAY Samuel F. McKay	Director	March 16, 2005
/s/ HARVEY S. SADOW, PH.D. Harvey S. Sadow, Ph.D.	Director	March 16, 2005
/s/ STEVEN E. WHEELER Steven E. Wheeler	Director	March 16, 2005

QuickLinks

FORM 10-K ANIKA THERAPEUTICS, INC. For Fiscal Year Ended December 31, 2004
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
Statement of Operations Detail
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Anika Therapeutics, Inc. and Subsidiaries Consolidated Balance Sheets
Anika Therapeutics, Inc. and Subsidiaries Consolidated Statements of Operations
Anika Therapeutics, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity
Anika Therapeutics, Inc. and Subsidiaries Consolidated Statements of Cash Flows
ANIKA THERAPEUTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
SIGNATURES