Form 10-Q
period 2005-03-31
ANIKA THERAPEUTICS INC
filed 2005-05-10
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At April 25, 2005 there were 10,314,972 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,337,000	$39,339,000
Accounts receivable, net of reserves of $23,000 at March 31, 2005 and December 31, 2004	2,558,000	2,354,000
Inventories	3,764,000	4,227,000
Current portion deferred income taxes	1,824,000	1,824,000
Prepaid expenses and other current assets	578,000	1,339,000
Total current assets	49,061,000	49,083,000

Property and equipment, at cost	10,414,000	10,349,000
Less: accumulated depreciation	(9,502,000)	(9,394,000)
	912,000	955,000

Long-term deposits	143,000	143,000
Deferred income taxes	9,357,000	9,357,000
Total assets	$59,473,000	$59,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$786,000	$791,000
Accrued expenses	1,586,000	2,041,000
Deferred revenue	3,792,000	4,116,000
Total current liabilities	6,164,000	6,948,000
Long-term deferred revenue	21,472,000	22,227,000
Total liabilities	27,636,000	29,175,000

Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,298,972 and 10,257,472 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	103,000	103,000
Additional paid-in capital	32,911,000	32,639,000
Accumulated deficit	(1,177,000)	(2,379,000)
Total stockholders’ equity	31,837,000	30,363,000
Total liabilities and stockholders’ equity	$59,473,000	$59,538,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Product revenue	$5,677,000	$5,569,000
License and milestone revenue	1,614,000	572,000
Total revenue	7,291,000	6,141,000
Cost of product revenue	2,994,000	2,721,000
Gross profit	4,297,000	3,420,000
Operating expenses:
Research and development	1,199,000	907,000
Selling, general and administrative	1,292,000	1,308,000
Total operating expenses	2,491,000	2,215,000
Income from operations	1,806,000	1,205,000
Interest income	212,000	46,000
Income before income tax expense (benefit)	2,018,000	1,251,000
Income tax expense (benefit)
Provision for income taxes	816,000	504,000
Benefit from release of valuation allowance	—	(7,039,000)
Net income	$1,202,000	$7,786,000

Basic net income per common share	$0.12	$0.78
Shares used to calculate basic net income per common share	10,269,389	9,987,410
Diluted net income per common share	$0.11	$0.69
Shares used to calculate diluted net income per common share	11,264,595	11,257,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
(Unaudited)

	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net income	$1,202,000	$7,786,000
Adjustments to reconcile net income to net cash used by operations:
Depreciation	108,000	165,000
Deferred income taxes	—	(9,673,000)
Tax benefit related to stock option plans	139,000	—
Changes in operating assets and liabilities:
Accounts receivable	(204,000)	(1,554,000)
Inventories	463,000	5,000
Prepaid expenses and other current assets	761,000	(188,000)
Accounts payable	(5,000)	456,000
Accrued expenses	(455,000)	(202,000)
Deferred revenue	(1,079,000)	19,739,000
Income taxes payable	—	3,034,000
Net cash provided by operating activities	930,000	19,568,000

Cash flows from investing activities
Restricted cash	—	482,000
Purchase of property and equipment	(65,000)	(149,000)
Net cash (used in) provided by investing activities	(65,000)	333,000

Cash flows from financing activities
Proceeds from exercise of stock options	133,000	6,000
Net cash provided by financing activities	133,000	6,000

Increase in cash and cash equivalents	998,000	19,907,000
Cash and cash equivalents at beginning of period	39,339,000	14,592,000
Cash and cash equivalents at end of period	$40,337,000	$34,499,000

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any future periods.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiary, Anika Securities, Inc. (a Massachusetts Securities Corporation).

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and highly liquid investments with original maturities of 90 days or less.

Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure about fair value of financial instruments.  Financial instruments consist of cash equivalents, marketable securities, accounts receivable, and accounts payable.  The estimated fair value of the Company’s financial instruments approximate their carrying values.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

In December 2004, the Company entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.   Under the new agreement, which extends through December 31, 2010, and supersedes the supply contract (the 2000 B&L Agreement) that was set to expire December 2007, the Company will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement.  Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year was dependent on the total unit volume of sales of certain ophthalmic products during the year.  Since the price was not fixed and determinable, the Company deferred the portion of revenue that was subject to retroactive price adjustment, until the ultimate amount earned was known.  Under the 2000 B&L Agreement, during the quarter ended March 31, 2004, the Company deferred $296,000 related to sales to Bausch & Lomb which was subject to possible retroactive price adjustments under the 2000 B&L Agreement.  The 2004 B&L Agreement retroactively applies to sales from the beginning of 2004.  As a result, in the fourth quarter of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity.  By applying this new pricing to 2004 transactions, the Company earned $761,000 of revenue which was previously deferred during the first nine months which relates to those units under the reduced pricing threshold of 2004 and rebated $252,000 to Bausch & Lomb.

In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  This arrangement includes up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, and in addition, the Company will receive payments for supply of CTA products and royalties on sales.  The Company believes this is a multiple element arrangement that falls under the scope of EITF 00-21.  Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  While this arrangement includes several elements, the Company believes that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

The Company is accounting for the combined license and development unit using the performance based model which recognizes revenue as the efforts are expended limited to the amount of non-refundable cash received.  Under this arrangement, the Company received non-refundable upfront fees of $1 million and reimbursement for approximately $1.3 million of costs which were incurred prior to our entering into this arrangement.  The Company has treated both these amounts as upfront fees that will be recognized over the expected term of the license and development unit.  In addition to the upfront fees, the Company is receiving reimbursement of pre-approved development costs incurred.   For the three months ended March 31, 2005 the Company recognized $918,000 as contract revenue for this arrangement under the performance-based method.

In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5.0 million in December 2004 for planned upgrades to its manufacturing operations.  The Company evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, it has deferred non refundable payments received of $27.0 million which it is recognizing ratably over the expected term of the OBI Agreement, which is currently 10 years.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At March 31, 2005, the Company has stock options outstanding under three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income
As reported	$1,202,000	$7,786,000
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards	(249,000)	(216,000)
Pro forma net income	$953,000	$7,570,000
Basic net income per share
As reported	$0.12	$0.78
Proforma	$0.09	$0.76
Diluted net income per share
As reported	$0.11	$0.69
Proforma	$0.08	$0.67

Disclosures About Segments of an Enterprise and Related Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance.  The Company’s chief decision-making group consists of the chief executive officer and other officers of the Company.  Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.  Substantially all of the operations and assets of the Company have been derived from and are located in the United States.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2005	2004
Ophthalmic Products	$2,769,000	$2,374,000
ORTHOVISC®	2,401,000	2,275,000
HYVISC®	507,000	920,000
	$5,677,000	$5,569,000

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended March 31,
	2005	2004
Bausch & Lomb Incorporated	44.1%	26.4%
Pharmaren AG/Biomeks	20.2%	8.6%
Ortho Biotech Products L.P.	13.4%	23.5%
Boehringer Ingelheim Vetmedica	8.9%	16.5%
Advanced Medical Optics	0.9%	9.9%
	87.5%	84.9%

As of March 31, 2005, three customers represented 77% of the Company’s accounts receivable balance and as of March 31, 2004, two customers represented 85% of the Company’s accounts receivable balance.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$5,651,000	77.5%	$5,313,000	86.5%
Turkey	1,147,000	15.7%	528,000	8.6%
Other/Europe	493,000	6.8%	300,000	4.9%
Total	$7,291,000	100.0%	$6,141,000	100.0%

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for the first annual reporting period beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment,” also known as SFAS 123(R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123(R)’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123(R) includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  In April 2005, the SEC issued a new rule allowing companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company intends to adopt SFAS 123(R) prospectively commencing in the first quarter of the fiscal year ending December 31, 2006; it is expected that the adoption of SFAS 123(R) will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123(R),  As of December 31, 2004, the Company had approximately 692,000 stock options outstanding which had not yet become vested.

In April 2005, the SEC issued Staff Accounting Bulletin 107, “Shares-Based Payment,” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R).  At present, the Company has not evaluated the effect of this standard.

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

Shares used in calculating basic and diluted earnings per share for the quarters ended March 31, are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average number of shares of common stock outstanding	10,269,389	9,987,410
Dilutive stock options	995,206	1,269,854
Shares used in calculating diluted earnings per share	11,264,595	11,257,264

Options to purchase approximately 14,000, and 386,000 shares were outstanding at March 31, 2005, and 2004, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

5.              Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,845,000	$1,842,000
Work-in-process	1,464,000	1,589,000
Finished goods	455,000	796,000
Total	$3,764,000	$4,227,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Licensing and Distribution Agreements

In December 2004, the Company entered into a new multi-year supply agreement with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.   Under the 2004 B&L Agreement, which extends through December 31, 2010, and superseded the 2000 B&L Agreement that was set to expire December 31, 2007, the Company will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  The 2004 B&L Agreement also provides the Company with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by the Company.  Under the 2004 B&L Agreement, the Company is entitled to continue providing surgical viscoelastic products to its existing customers who receive such products currently.

The 2004 B&L Agreement applied to products sold by the Company to Bausch & Lomb from the beginning of 2004, with a price increase starting in 2005.  The terms of the 2004 B&L Agreement essentially provide for fixed unit pricing with reduced unit pricing applicable to units purchased in excess of a specified amount during the fiscal year.  Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement.  Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year were dependent on the total unit volume of sales of certain ophthalmic products during the year.  In accordance with the Company’s revenue recognition policy, revenue is not recognized if the sale price is not fixed or determinable, and any amounts received in excess of revenue recognized are recorded as deferred revenue.  For the three months ended March 31, 2004, the Company deferred $296,000 related to sales to Bausch & Lomb which was subject to possible retroactive price adjustments. By applying the 2004 B&L Agreement to 2004 transactions, the Company earned $761,000 of revenue which was previously deferred during the first nine months which relates to those units under the reduced pricing threshold of 2004 and rebated $252,000 to Bausch & Lomb.

In July 2004 the Company entered into a exclusive worldwide development and commercialization partnership for its CTA products with the OrthoNeutrogena division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  Under the terms of the OrthoNeutrogena Agreement, the Company received an initial payment of $1.0 million.  In addition, OrthoNeutrogena will, subject to certain limitations, fund the Company’s ongoing pivotal clinical trial of its CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions.  The OrthoNeutrogena Agreement also provides for sales- and development-based milestone payments to be made upon receipt of final marketing approval from the U.S. Food and Drug Administration (FDA), receipt of a European CE Mark, and upon achievement of other sales and development targets in addition to royalty payments and transfer payments for the supply of CTA products.  For the three months ended March 31, 2005 the Company recognized $918,000 as contract revenue under the performance-based revenue recognition method.

In December 2003 the Company entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5.0 million in December 2004 for planned upgrades to our manufacturing operations.  Under the OBI Agreement, the Company will be the exclusive supplier of ORTHOVISC to Ortho Biotech.  The OBI Agreement provides for additional sales-based milestone payments to the Company contingent upon achieving specified sales targets, in addition to royalty and transfer fees.  The OBI Agreement is subject to early termination in certain circumstances and is otherwise renewable by Ortho Biotech for consecutive five-year terms.

7.              Guarantor Arrangements

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

8.              Income Taxes

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

The Company also recorded a current provision for taxes of $816,000 and $504,000 related to income for the three months ended March 31, 2005 and 2004, respectively.  The effective tax rate for the current provision in each of the quarters was approximately 40%.

The Company achieved milestones under the OBI Agreement and received payments totaling $27.0 million which the Company recognized as taxable income in 2004.  As a result, the Company determined that it will be able to utilize all of its net operating loss and credit carry-forwards in 2004 to offset part of its taxable income.  In accordance with the Company’s revenue recognition policy, for financial statement purposes, the payments totaling $27.0 million were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement.  The Company recorded a deferred tax asset of $9.8 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004.  Based on management’s expectations regarding future profitability, the Company released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7.0 million in the quarter ended March 31, 2004.  As of March 31, 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

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

•                  our efforts to increase sales of ophthalmic viscoelastic products and support of the distribution of ORTHOVISC® in the U.S. and internationally;

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

•                  our and OrthoNeutrogena’s performance under the license agreement for our cosmetic tissue augmentation product;

•                  our ability to achieve performance and sales threshold milestones in our existing and future distribution and supply agreements;

•                  our and Bausch & Lomb’s performance under the newly-entered supply agreement for certain of our ophthalmic viscoelastic products;

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

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements.  These forward looking statements are based upon the current assumptions of our management and are only expectations of future results.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 13 of this Quarterly Report on form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

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

Our currently marketed products include ORTHOVISC®, an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, an HA product used in the treatment of equine osteoarthritis.  In the U.S., ORTHOVISC became available for sale on March 1, 2004 marketed by Ortho Biotech Products, L.P., under an exclusive license and supply agreement.  Internationally, ORTHOVISC has been approved for sale and marketed since 1996 under various distribution and marketing agreements.  HYVISC is marketed in the U.S. through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc.  Our ophthalmic products include CoEase™,  STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, distributed by Advanced Medical Optics, Inc., STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively.  We also manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

In the second quarter of 2005, in addition to Ortho Biotech’s marketing of ORTHOVISC, Ortho Biotech has informed us that DePuy Mitek, Inc., another Johnson & Johnson company, will begin selling ORTHOVISC in the U.S.  DePuy Mitek is a developer, manufacturer and marketer of innovative medical devices for surgery, with a focus on sports medicine and reconstruction.  We have been informed that DePuy Mitek will focus its ORTHOVISC sales efforts on arthroscopists and orthopedic surgeons who typically see patients prior to a need for total knee replacement and Ortho Biotech will retain the primary responsibility for marketing ORTHOVISC to rheumatologists and other specialties.  We do not expect that the effect of this broadened sales effort will begin to impact ORTHOVISC revenues prior to the second half of 2005, nor can we provide assurance that these efforts will have a material effect on ORTHOVISC sales.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements.  International sales of ORTHOVISC contributed 28.9% of product revenue for the quarter ended March 31, 2005 and increased 98.1% compared to the first quarter of 2004.  The increase was primarily due to increased market penetration in Turkey and Canada.  We expect international sales to continue to grow in 2005 compared to 2004, although at a lower rate than the first quarter of 2005, reflecting the increased market penetration in certain of our existing markets as well as anticipated expansion into new international markets.

We received marketing approval from the U.S. FDA in February 2004 for ORTHOVISC.  Sales of ORTHOVISC were initiated in March 2004 by Ortho Biotech in the U.S. Sales of ORTHOVISC in the U.S. contributed 13.4% of our product revenue for the quarter ended March 31, 2005 and decreased 47.4% from the first quarter of 2004.  ORTHOVISC sales to Ortho Biotech in the first quarter of 2004 included a substantial initial stocking order in connection with the U.S. launch.

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

As a result of the CMS decision which did not assign a unique J code for ORTHOSVISC to be effective January 2005 we are not entitled to a contractual milestone under the OBI Agreement that would have been triggered had a unique J code been assigned by a specific date.  The decision by the CMS to not assign a unique J code for ORTHOVISC may further adversely impact our ORTHOVISC revenues.  The required use of a miscellaneous J code may result in physician reluctance to utilize ORTHOVISC as compared to if a unique J code had been assigned.  These negative trends are further effected by changes in the categories of revenues we are entitled to under the OBI agreement.  In addition to milestone payments, the OBI Agreement provides for Ortho Biotech to pay us transfer fees, which are related to sales to Ortho Biotech, and royalty fees, which are tied to end-user sales.  As a result of Ortho Biotech’s inventory buildup during 2004, we presently expect to experience a reduction in transfer fees, which may be offset by royalties as, and if, ORTHOVISC achieves desired market penetration.  As a result of these factors, we did not ship any ORTHOVISC to Ortho Biotech in the fourth quarter of 2004 and shipments in the first quarter of 2005 were below first quarter 2004 levels.  We expect unit sales of ORTHOVISC to Ortho Biotech in 2005 will continue to be below 2004 levels.  We expect the negative impact on our revenues will be partially offset by expected increased royalties we receive on end-user sales.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 8.9% to product revenue for the quarter ended March 31, 2005 and decreased 44.9% compared to first quarter 2004.  We expect sales of HYVISC to decrease modestly in 2005 compared to 2004 primarily due to distributor inventory replenishment patterns, although not as significantly as during the first quarter of 2005.  We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the quarter ended March 31, 2005, sales of ophthalmic products contributed 48.8% of our product revenue reflecting an increase in sales of ophthalmic products of 16.6% compared to first quarter of 2004.  Sales to Bausch & Lomb accounted for 90.5% of ophthalmic sales for the first quarter of 2005 and contributed 44.1% of product revenue for the period.  We expect ophthalmic product sales for 2005 to be below 2004 levels primarily due to expiration of our agreement with Advanced Medical Optics partially offset by increased sales to Bausch & Lomb.

In December 2004, we entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.   Under the new agreement, which extends through December 31, 2010, and superseded the supply contract (the 2000 B&L Agreement) that was set to expire December 31, 2007, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us.  The 2004 B&L Agreement applies to all products sold by us to Bausch & Lomb from the beginning of 2004, with a price increase starting in 2005.  Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (e.g. Advanced Medical Optics, STAAR Surgical Company, Cytosol Ophthalmics, Inc.) who currently receive such products from us.

Our distributor for CoEase, Advanced Medical Optics, completed the acquisition of the surgical ophthalmology business of Pfizer, Inc., in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, we expect our agreement with Advanced Medical Optics will expire according to its terms in June 2005 and will not be renewed.  Sales to Advanced Medical Optics decreased 90.9% for the quarter ended March 31, 2005 compared to the same period last year and contributed less than 1% of product revenue for the quarter.  Sales to Advanced Medical Optics contributed 19% of ophthalmic product revenue and 10% of total product revenue for the year ended December 31, 2004.

Research and Development

Our current research and development efforts are focused on our chemically modified formulations of HA designed for longer residence time in the body.  We initiated a U.S. pivotal clinical trial for our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation, in May 2004.  The trial is designed to evaluate the effectiveness of CTA for correcting nasolabial folds and is being conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S.  Patient enrollment was completed during the third quarter of 2004 and patients will be monitored for 6 to 12 months following initial treatment.  We expect to receive data to compile and, assuming positive results, submit a PMA application with the FDA by the end of the third quarter of 2005.  Under our agreement with Ortho Neutrogena, we are being reimbursed for the clinical trial expenses, subject to certain limitations, which amounts are included in contract revenue.

In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery.  The clinical trial is being conducted at two centers in the U.K. and we expect will involve up to approximately 45 patients.  We expect to complete patient enrollment by the end of the second quarter of 2005 and, if successful, conclude the study after the six-month follow-up has been completed.

Recent Developments; Correction to Press Release and Form 8-K

On April 27, 2005, we furnished on a Current Report on Form 8-K a press release that announced financial results for the first quarter of 2005.  In the press release (and in our subsequent conference call to discuss these results) we mistakenly indicated that we were reporting net income of $.10 per diluted share, when in fact the correct net income per diluted share should have been reported as $.11.  The correct net income per diluted share is reflected in this Form 10-Q.  There is no change to earlier reported aggregate net income for the three months ended March 31, 2005.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

Revenue Recognition.

Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Under the 2000 B&L Agreement, the price for units sold in a calendar year was dependent on total unit volume of sales to Bausch & Lomb and other customers of certain ophthalmic products during the year.  Prices fluctuated based on sales levels, and interim quarters were subject to possible retroactive price adjustments when the actual annual unit volume for the year became known.  Given the pricing in this arrangement was not fixed and was determined based on qualifying sales to multiple customers, we determined that we could not reliably estimate the rebate, and accordingly, we deferred the maximum rebate that could be due until the annual sales volume was known in the fourth quarter.  Under the 2004 B&L Agreement, the pricing is based solely on ophthalmic products sold to Bausch & Lomb. While the unit prices will be discounted for those units in excess of cumulative minimum sales levels, no amounts will be rebated.  The applicable discount will be measured quarterly, subject to adjustment based on cumulative annual thresholds.  Since quarterly revenue may be adjusted higher or lower depending on the relationship of our quarterly activity relative to our annual goals, we will need to estimate annual unit volume to determine the amount of revenue recognition in each quarter, thereby spreading the discount, if any, across all units purchased in a given annual period.  Factors we consider in developing our estimate include:  (1) the discount will be based solely on sales activity with Bausch &Lomb who has been a long standing customer of our ophthalmic products; (2) the homogeneous nature of the products purchased under this arrangement; (3) our expected future activity with Bausch & Lomb based on historical experience and product forecasts provided by them; and (4) overall market demand for our ophthalmic products.

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

We are accounting for the combined license and development unit using the performance based model, which recognizes revenue as the efforts are expended limited to the amount of non-refundable cash received.  Under this arrangement, we received non-refundable upfront fees of $1 million and reimbursement for approximately $1.3 million of costs which were incurred prior to our entering into this arrangement.  We have treated both these amounts as upfront fees that will be recognized over the expected term of the license and development unit.  In addition to the upfront fees, we are receiving reimbursement of pre-approved development costs incurred.   For the quarter ended March 31, 2005 we recognized $918,000 as contract revenue for this arrangement under the performance-based method.

In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2.0 million upon entering into the OBI Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5.0 million in December 2004 for planned upgrades to our manufacturing operations.  We evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, we have deferred non refundable payments received of $27.0 million which we are recognizing ratably over the expected term of the OBI Agreement, which is currently 10 years.

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

In 2004, we achieved milestones under the OBI Agreement and received payments totaling $25.0 million which we recognized as taxable income in 2004.  As a result, we have determined that we will be able to utilize all of our net operating loss and credit carry-forwards in 2004 to offset part of our taxable income.  In accordance with our revenue recognition policy, for financial statement purposes, the milestone payments totaling $25.0 million were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement.  We recorded a deferred tax asset of $9.1 million representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004.  Based on management’s expectations regarding future profitability, we released the valuation allowance previously established against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million in the first quarter of 2004.  As of March 31, 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Product revenue.  Product revenue for the quarter ended March 31, 2005 was $5,677,000, an increase of $108,000, or 1.9%, compared to $5,569,000 for the quarter ended March 31, 2004.

Quarter Ended March 31,

(in thousands)

			Increase (Decrease)
	2005	2004	$	%
Ophthalmic Products	$2,769	$2,374	$395	16.6%
ORTHOVISC®	2,401	2,275	126	5.5
HYVISC®	507	920	(413)	(44.9)
	$5,677	$5,569	$108	1.9%

The increase in Ophthalmic product sales for the quarter ended March 31, 2005 is primarily attributable to increased sales to Bausch & Lomb partially offset by lower sales to Advanced Medical Optics.  Sales to Bausch & Lomb increased 54.5% for the quarter ended March 31, 2005 compared to the same period last year and contributed 44.1% of product revenue for the quarter.  Under the 2000 B&L Agreement, we deferred $296,000 of revenue in the first quarter of 2004.  The 2004 B&L Agreement retroactively applied to sales from the beginning of 2004.  As a result, in the fourth quarter of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity.  By applying this new pricing to 2004 transactions, the Company earned $761,000 of revenue which was previously deferred during the first nine months which relates to those units under the reduced pricing threshold of 2004 and rebated $252,000 to Bausch & Lomb.  Under the 2004 B&L Agreement, pricing is based solely on ophthalmic products sold to Bausch & Lomb and while the unit price is discounted for those units in excess of cumulative minimum sales levels, no amounts will be rebated and therefore no deferral of revenue is recorded.  Sales to Advanced Medical Optics decreased 90.9% for the quarter ended March 31, 2005 compared to the same period last year and contributed less than 1% of product revenue for the quarter.  The decrease in sales to Advanced Medical Optics is attributable to Advanced Medical Optics’ acquisition of a competing line of viscoelastic products for use in ocular surgery.  We expect our agreement with Advanced Medical Optics will expire according to its terms in June 2005 and will not be renewed.

The increase in ORTHOVISC sales for the quarter ended March 31, 2005, is primarily due to an increase in international sales partially offset by a decrease in sales to our U.S. distributor, Ortho Biotech.  U. S. sales of ORTHOVISC were 13.4% of product sales for the quarter ended March 31, 2005 compared to 26.0% of product sales for the same period last year.  The decrease in U.S. sales of ORTHOVISC reflects lower unit sales in the first quarter 2005 compared to the first quarter 2004 primarily due to initial stocking in the first quarter of 2004 associated with the U.S. launch.  The decrease in unit sales was partially offset by an increase in royalty fees tied to end-user sales.  International sales of ORTHOVISC increased 98.1% for the quarter ended March 31, 2005 compared to the same periods last year.  The increase in international sales for the quarter was primarily attributable to sales to our distributors in Turkey and Canada reflecting increased market penetration by our distributors.

The decrease in HYVISC sales for the quarter ended March 31, 2005 compared to the same periods last year is believed to be primarily attributable to distributor stocking patterns.  HYVISC sales contributed 8.9% and 16.5% of product revenue for the quarters ended March 31, 2005 and 2004, respectively.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the quarter ended March 31, 2005 was $1,614,000, compared to $572,000 for the quarter ended March 31, 2004.  For the first quarter of 2005, licensing and milestone revenue includes the ratable recognition of the $27.0 million in up-front and milestone payments from Ortho Biotech.  These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter.  As of March 31, 2004, $22.0 million of the up-front and milestone payments had been received and $550,000 was included in income.  Contract revenue was $918,000 for the quarter ended March 31, 2005.  Contract revenue consists of reimbursement of clinical and development costs from OrthoNeutrogena as well as development-related fees and milestones under the OrthoNeutrogena agreement recorded utilizing a performance-based method for revenue recognition.

Gross profit.  Gross profit for the quarter ended March 31, 2005 was $4,297,000, or 58.9% of revenue, an increase of $877,000, or 25.6%, from gross profit of $3,420,000, representing 55.7% of revenue, for the quarter ended March 31, 2004.  Gross margin on product revenue was 47.3% for the quarter ended March 31, 2005 compared with 51.1% for the quarter ended March 31, 2004.  The increase in gross profit for the quarter ended March 31, 2005, as compared with same periods last year is attributable to the increase in licensing, milestone and contract revenue partially offset by the decrease in gross margin on product revenue.  Gross margin on product revenue decreased primarily due to manufacturing activities implemented to meet unanticipated demand for ORTHOVISC internationally which resulted in manufacturing inefficiencies.

Research & development.  Research and development expenses for the quarter ended March 31, 2005 was $1,199,000 an increase of $292,000, or 32.2%, compared to $907,000 for the quarter ended March 31, 2004.  Research and development expenses include costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development.  The increase in research and development expenses for the quarter is primarily attributable to expenditures associated with the pivotal clinical trial for our product for cosmetic tissue augmentation initiated in May 2004 and the pilot study for INCERT-S initiated in April 2004.  The first quarter of 2004 included initial costs associated with the start-up of the clinical trials.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended March 31, 2005 was $1,292,000, a decrease of $16,000, or 1.2%, compared to $1,308,000 for the same periods last year.  Selling, general and administrative expenses for the quarter reflected a decrease in personnel related costs of $100,000 offset by an increase in professional service fees of $36,000 and other outside services fees of $61,000.

Interest income.  Interest income for the quarter ended March 31, 2005 was $212,000, an increase of $166,000, or 360.9%, compared to $46,000 for the same periods last year.  The increase is primarily attributable to higher average balance in cash and cash equivalents combined with higher interest rates.

Income taxes.  Provision for income taxes was $816,000 for the quarter ended March 31, 2005 reflecting an effective tax rate of 40.4% compared to a net tax benefit of $6,535,000 recorded for the quarter ended March 31, 2004, comprising a provision for income taxes of $504,000 offset by a $7,039,000 benefit resulting from the release of the valuation allowance.   As a result of the receipt of the $20.0 million milestone payment in February 2004 from Ortho Biotech, the operating results and forecasted future income supported an assertion that ultimate realization of our deferred tax assets is more likely than not at March 31, 2004.  Accordingly, we fully released the valuation allowance and correspondingly recorded a one-time tax benefit of $7,039,000.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand.  Historically we have funded our cash requirements from available cash and investments on hand.  At March 31, 2005, cash and cash equivalents totaled $40.3 million compared to $39.3 million at December 31, 2004.

Cash provided by operating activities was $930,000 for the three months ended March 31, 2005 compared with $19.6 million for the three months ended March 31, 2004.  Cash provided by operating activities in the first three months of 2005 resulted primarily from net income of $1,202,000 and a decrease in inventories of $463,000 and prepaid and other current assets of $760,000.  The increase in cash provided by operating activities was partially offset by a decrease in accrued expenses of $455,000 and deferred revenue of $1,079,000.  The decrease in prepaid and other current assets includes a decrease in prepaid income taxes $657,000 primarily due to our first quarter provision for income taxes.  The decrease in deferred revenue reflects the amortization of upfront and milestone payments from Ortho Biotech combined with recognition of revenue under a performance based model associated with upfront payments received from Ortho Neutrogena.  Cash provided by operating activities for the three months ended March 31, 2004 primarily reflects an increase in deferred revenue of $19.7 million due to a $20.0 million milestone payment received from Ortho Biotech in February 2004 related to FDA approval of ORTHOVISC.

Cash used in investing activities was $65,000 for the three months ended March 31, 2005.  Cash provided by investing activities was $333,000 for the three months ended March 31, 2004.  Cash used in investing activities for 2005 reflects capital expenditures primarily for manufacturing and computer equipment.  We expect to increase our capital expenditures in 2005 compared to 2004 primarily for upgrading and expanding our manufacturing and packaging equipment.

Cash provided by financing activities of $133,000 and $6,000 for the three months ended March 31, 2005 and 2004, respectively, reflects the proceeds from the exercise of stock options.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for the first annual reporting period beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment,” also known as SFAS 123(R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123(R)’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123(R) includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  In April 2005, the SEC issued a new rule allowing companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, we intend to adopt SFAS 123(R) prospectively commencing in the first quarter of the fiscal year ending December 31, 2006; it is expected that the adoption of SFAS 123(R) will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS ,  As of December 31, 2004, we had approximately 692,000 stock options outstanding which had not yet become vested.

In April 2005, the SEC issued Staff Accounting Bulletin 107, “Shares-Based Payment,” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R).  At present, we have not evaluated the effect of this standard.

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

From our inception through December 31, 1996 and 1999 through 2002 we incurred annual operating losses.  For the years ended December 31, 2004 and 2003, we recorded net income of $11.2 million and $827,000, respectively.  For the first quarter of 2005 we recorded net income of $1.2 million and as of March 31 2005, we had an accumulated deficit of approximately $1.2 million.  Our ability to maintain profitability is uncertain.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners.  We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

Substantial competition could materially affect our financial performance.

We compete with many companies, including, among others, large pharmaceutical companies and specialized medical products companies.  Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us.  We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products.  Because a number of companies are developing or have developed HA products for similar applications and have received FDA approval, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products.  For example, we are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications.  In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries.  There exists major competing products for the use of HA in ophthalmic surgery.  In addition, certain HA products for the treatment of osteoarthritis in the knee have received FDA approval before us and have been marketed in the U.S. since 1997, as well as select markets in Canada, Europe and other countries.  In December 2003, the FDA approved an HA product for the treatment of facial wrinkles which has been marketed in the U.S. since the first quarter of 2004 and internationally since 1996.  There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us.  Under the terms of the 2004 B&L Agreement, effective December 15, 2004, we will continue to be Bausch & Lomb’s exclusive global supplier (other than with respect to Japan) of AMVISC and AMVISC Plus ophthalmic viscoelastic products.  The B&L Agreement expires December 31, 2010, and superseded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2007.  The new contract also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the three months ended March 31, 2005 and 2004, sales of AMVISC products to Bausch & Lomb accounted for 34% and 39% of total revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or achieve meaningful sales to such new customers.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc. in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, our agreement with Advanced Medical Optics has not been renewed and will terminate in June 2005 upon its expiration.  Sales to Advanced Medical Optics were less than 1% of total revenue for the three months ended March 31, 2005 compared to 8.9% of total revenue for the first quarter of 2004.  Sales to Advanced Medical Optics were 8.3% of total revenue for the year ended December 31, 2004, or approximately $2.2 million.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.

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

In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions.  Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis.  We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the OBI Agreement.  In the second quarter of 2005, in addition to Ortho Biotech’s marketing of ORTHOVISC, Ortho Biotech has informed us that DePuy Mitek, Inc., another Johnson & Johnson company, will begin selling ORTHOVISC in the U.S.  DePuy Mitek is a developer, manufacturer and marketer of innovative medical devices for surgery, with a focus on sports medicine and reconstruction.  We have been informed that DePuy Mitek will focus its ORTHOVISC sales efforts on arthroscopists and orthopedic surgeons who typically see patients prior to a need for total knee replacement and Ortho Biotech will retain the primary responsibility for marketing ORTHOVISC to rheumatologists and other specialties.  We do not expect that the effect of this broadened sales effort will begin to impact ORTHOVISC revenues prior to the second half of 2005, nor can we provide assurance that these efforts will have a material effect on ORTHOVISC sales.  For the three months ended March 31, 2005 and 2004, sales of ORTHOVISC to Ortho Biotech and royalties tied to end-user sales accounted for 10.4% and 23.6% of total revenue, respectively.  Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology will result in any new products or indications for use.

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

We had cash and cash equivalents of approximately $40.3 million at March 31, 2005.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us.  We experienced a number of management changes in 2004 and the first part of 2005.  There can be no assurances that such management changes will not adversely affect our business.  We believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel.  We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations.  We have been operating without a Chief Financial Officer since October 2004 and continue to search for a permanent replacement.  There can be no assurance that we will be successful in hiring or retaining the personnel we require, including a permanent Chief Financial Officer.  The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended March 31, 2005 and 2004, approximately, 28.9% and 14.9%, respectively, of our product sales were to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

Certain provisions of our Restated Articles of Organization and Amended and Restated By-laws could have the effect of discouraging a third party from pursuing a non-negotiated takeover of us and preventing certain changes in control.  These provisions include a classified Board of Directors, advance notice to the Board of Directors of stockholder proposals, limitations on the ability of stockholders to remove directors and to call stockholder meetings, the provision that vacancies on the Board of Directors be filled by vote of a majority of the remaining directors.  In addition, the Board of Directors adopted a Shareholders Rights Plan in April 1998.  We are also subject to Chapter 110F of the Massachusetts General Laws which, subject to certain exceptions, prohibits a Massachusetts corporation from engaging in any of a broad range of business combinations with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder.  These provisions could discourage a third party from pursuing a takeover of us at a price considered attractive by many stockholders, since such provisions could have the effect of preventing or delaying a potential acquirer from acquiring control of us and our Board of Directors.

Our revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the three months ended March 31, 2005, three customers accounted for 77.7% of product revenue.  While it is expected that our ability to market ORTHOVISC in the U.S. will reduce our dependence on revenues from Bausch & Lomb, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

Additional costs for complying with recent and proposed future changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

Recent changes in the Securities and Exchange Commission and Nasdaq rules, as well as changes in accounting rules, will cause us to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner.  In addition, we have and continue to expect to incur general and administrative expense as we maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls.  These costs may be significant enough to cause our financial position and results of operation to be negatively impacted.  In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations.  Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting directors for the board and various committees thereof or officers.

The recent changes in SEC and Nasdaq rules, including those resulting from the Sarbanes-Oxley Act of 2002, may result in our being unable to attract and retain the necessary board directors and members of committees thereof or officers, to effectively provide for our management.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from wanting to participate in these roles.  In addition, the reluctance of individuals to serve in such capacities may require us to engage director search firms in order to identify suitable candidates at an additional cost and expense not directly related to our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.  All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk.  Our investment portfolio of cash equivalent investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.

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

(b)           Changes in internal controls.

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

(11) Statement Regarding the Computation of Per Share Earnings

11.1	See Note 4 to the Financial Statements included herewith.

(31) Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of James E. O’Neill pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D. and James E. O’Neill, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anika Therapeutics, Inc.

May 10, 2005	By:	/s/ James E. O’Neill
James E. O’Neill Treasurer (Principal Financial Officer)