Form 10-Q
period 2005-06-30
ANIKA THERAPEUTICS INC
filed 2005-08-08
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At July 29, 2005 there were 10,482,560 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,930,000	$39,339,000
Accounts receivable, net of reserves of $23,000 at June 30, 2005 and December 31, 2004	2,744,000	2,354,000
Inventories	4,037,000	4,227,000
Current portion deferred income taxes	1,824,000	1,824,000
Prepaid expenses and other current assets	616,000	1,339,000
Total current assets	49,151,000	49,083,000

Property and equipment, at cost	10,675,000	10,349,000
Less: accumulated depreciation	(9,617,000)	(9,394,000)
	1,058,000	955,000

Long-term deposits	143,000	143,000
Deferred income taxes	9,357,000	9,357,000
Total assets	$59,709,000	$59,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$381,000	$791,000
Accrued expenses	1,458,000	2,041,000
Deferred revenue	3,112,000	4,116,000
Total current liabilities	4,951,000	6,948,000
Long-term deferred revenue	20,250,000	22,227,000
Total liabilities	25,201,000	29,175,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,482,560 and 10,257,472 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	105,000	103,000
Additional paid-in capital	34,243,000	32,639,000
Retained earnings (accumulated deficit)	160,000	(2,379,000)
Total stockholders’ equity	34,508,000	30,363,000
Total liabilities and stockholders’ equity	$59,709,000	$59,538,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Product revenue	$4,084,000	$5,690,000	$9,761,000	$11,259,000
License, milestone and contract revenue	2,936,000	572,000	4,550,000	1,144,000
Total revenue	7,020,000	6,262,000	14,311,000	12,403,000
Cost of product revenue	2,117,000	2,442,000	5,111,000	5,163,000
Gross profit	4,903,000	3,820,000	9,200,000	7,240,000
Operating expenses:
Research and development	1,461,000	1,125,000	2,660,000	2,032,000
Selling, general and administrative	1,475,000	1,407,000	2,767,000	2,715,000
Total operating expenses	2,936,000	2,532,000	5,427,000	4,747,000
Income from operations	1,967,000	1,288,000	3,773,000	2,493,000
Interest income	275,000	80,000	487,000	126,000
Income before income tax expense (benefit)	2,242,000	1,368,000	4,260,000	2,619,000
Income tax expense (benefit)
Provision for income taxes	905,000	603,000	1,721,000	1,107,000
Benefit from release of valuation allowance	—	—	—	(7,039,000)
Net income	$1,337,000	$765,000	$2,539,000	$8,551,000

Basic net income per common share	$0.13	$0.08	$0.25	$0.85
Shares used to calculate basic net income per common share	10,391,538	10,060,866	10,330,883	10,024,138
Diluted net income per common share	$0.12	$0.07	$0.22	$0.75
Shares used to calculate diluted net income per common share	11,537,538	11,396,116	11,425,292	11,333,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net income	$2,539,000	$8,551,000
Adjustments to reconcile net income to net cash used by operations:
Depreciation	223,000	337,000
Deferred income taxes	—	(9,472,000)
Tax benefit related to stock option plans	1,105,000	73,000
Changes in operating assets and liabilities:
Accounts receivable	(390,000)	(272,000)
Inventories	190,000	(122,000)
Prepaid expenses and other current assets	723,000	(914,000)
Accounts payable	(410,000)	238,000
Accrued expenses	(583,000)	71,000
Deferred revenue	(2,981,000)	19,642,000
Net cash provided by operating activities	416,000	18,132,000

Cash flows from investing activities
Purchase of property and equipment	(326,000)	(228,000)
Restricted cash	—	818,000
Net cash (used in) provided by investing activities	(326,000)	590,000

Cash flows from financing activities
Proceeds from exercise of stock options	501,000	222,000
Net cash provided by financing activities	501,000	222,000

Increase in cash and cash equivalents	591,000	18,944,000
Cash and cash equivalents at beginning of period	39,339,000	14,592,000

Cash and cash equivalents at end of period	$39,930,000	$33,536,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc.  (“Anika” or the “Company”) develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue.  These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body.  Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.  The Company’s currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, CoEaseTM, STAARVISC™-II, and ShellGelTM, each an injectable ophthalmic viscoelastic HA product, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis.  In February 2004, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC.  ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996.  HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc.  The Company manufactures AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for the six months ended June 30, 2005 and 2004.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any future periods.

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

Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure about fair value of financial instruments.  Financial instruments consist of cash equivalents, marketable securities, accounts receivable, and accounts payable.  The estimated fair value of the Company’s financial instruments approximates their carrying values.

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

In December 2004, the Company entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.   Under the new agreement, which extends through December 31, 2010, and supersedes the supply contract (the 2000 B&L Agreement) that was set to expire December 2007, the Company continues to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement.  Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year was dependent on the total unit volume of sales of certain ophthalmic products during the year.  Since the price was not fixed and determinable, the Company deferred the portion of revenue that was subject to retroactive price adjustment, until the ultimate amount earned was known.  Under the 2000 B&L Agreement, during the quarter and six months ended June 30, 2004, the Company deferred $337,000 and $633,000, respectively, related to sales to Bausch & Lomb which were subject to possible retroactive price adjustments under the 2000 B&L Agreement.  The 2004 B&L Agreement retroactively applied to sales from the beginning of 2004.  As a result, in the fourth quarter of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity.  By applying this new pricing to 2004 transactions, the Company recognized $761,000 of revenue which was previously deferred during the first nine months of 2004 and rebated $252,000 to Bausch & Lomb.

In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  This arrangement includes up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, and in addition, the Company will receive payments for supply of CTA products and royalties on sales.  The Company believes this is a multiple element arrangement that falls under the scope of EITF
00-21.  Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  While this arrangement includes several elements, the Company believes that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

The Company accounts for the combined license and development unit using the performance based revenue recognition model whereby the Company recognizes revenue as efforts are expended, limited to the amount of non-refundable cash received.  Under this arrangement, the Company received non-refundable upfront fees of $1,000,000 and reimbursement for approximately $1,305,000 of costs which were incurred prior to the effective date of the OrthoNeutrogena Agreement.  The Company treats both these amounts as upfront fees and recognizes these fees over the expected term of the license and development unit.  In addition to the upfront fees, the Company receives reimbursement of pre-approved development costs as incurred.   For the quarter and six months ended June 30, 2005 the Company recognized $2,249,000 and $3,167,000, respectively, as contract revenue under this arrangement pursuant to the performance-based method of revenue recognition.

In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2,000,000 upon entering into the OBI Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to its manufacturing operations.  The Company evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, it has deferred non refundable payments received of $27,000,000 which it is recognizing ratably over the expected term of the OBI Agreement, which is currently 10 years.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At June 30, 2005, the Company has stock options outstanding under three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income
As reported	$1,337,000	$765,000	$2,539,000	$8,551,000
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards, net of taxes	(184,000)	(129,000)	(330,000)	(174,000)

Pro forma net income	$1,153,000	$636,000	$2,209,000	$8,377,000
Basic net income per share
As reported	$0.13	$0.08	$0.25	$0.85
Proforma	$0.11	$0.06	$0.21	$0.84
Diluted net income per share
As reported	$0.12	$0.07	$0.22	$0.75
Proforma	$0.10	$0.06	$0.19	$0.74

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

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
ORTHOVISC®	$2,192,000	$2,796,000	$4,593,000	$5,071,000
Ophthalmic Products	1,570,000	2,688,000	4,339,000	5,062,000
HYVISC®	322,000	206,000	829,000	1,126,000
	$4,084,000	$5,690,000	$9,761,000	$11,259,000

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended June 30,		Percent of Product Revenue Six Months Ended June 30,
	2005	2004	2005	2004
Pharmaren AG/Biomeks	39%	19%	28%	14%
Bausch & Lomb Incorporated	30%	34%	38%	32%
Boehringer Ingelheim Vetmedica	8%	4%	9%	10%
Ortho Biotech Products L.P.	6%	26%	11%	26%
Advanced Medical Optics	5%	10%	2%	10%
	88%	93%	88%	92%

As of June 30, 2005, two customers represented 65% of the Company’s accounts receivable balance and as of December 31, 2004, four customers represented 90% of the Company’s accounts receivable balance.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Three Months Ended June 30,
	2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$5,097,000	73%	$4,928,000	79%
Turkey	1,586,000	22%	1,086,000	17%
Other/Europe	337,000	5%	248,000	4%
Total	$7,020,000	100%	$6,262,000	100%

	Six Months Ended June 30,
	2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$10,748,000	75%	$10,241,000	83%
Turkey	2,733,000	19%	1,614,000	13%
Other/Europe	830,000	6%	548,000	4%
Total	$14,311,000	100%	$12,403,000	100%

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for the first annual reporting period beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB, issued a revision to SFAS 123, Share-Based Payment, also known as SFAS 123(R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123(R)’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123(R) includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  In April 2005, the SEC issued a new rule allowing companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company intends to adopt SFAS 123(R) prospectively commencing in the first quarter of the fiscal year ending December 31, 2006; it is expected that the adoption of SFAS 123(R) will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123(R).

In April 2005, the SEC issued Staff Accounting Bulletin 107, Shares-Based Payment, which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R).  At present, the Company has not evaluated the effect of this standard.

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

Shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of shares of common stock outstanding	10,391,538	10,060,866	10,330,883	10,024,138
Dilutive stock options	1,146,000	1,335,250	1,094,409	1,309,761
Shares used in calculating diluted earnings per share	11,537,538	11,396,116	11,425,292	11,333,899

Options to purchase approximately 10,125 and 36,625 shares were outstanding at the quarter and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the periods.

5.              Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$1,772,000	$1,842,000
Work-in-process	1,462,000	1,589,000
Finished goods	803,000	796,000
Total	$4,037,000	$4,227,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Commitments and Contingencies - Guarantor Arrangements

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

7.              Income Taxes

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

The Company recorded a provision for taxes of $905,000 and $603,000 related to income for the quarters ended June 30, 2005 and 2004, respectively.  The Company recorded a provision for taxes of $1,721,000 and $1,107,000 related to income for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate for the provision in the quarter and six months ended June 30, 2005 was approximately 40%. The effective tax rate for the provision in the three months and six months ended June 30, 2004 was approximately 40% and 42%, respectively.

The Company achieved milestones under the OBI Agreement and received payments totaling $27,000,000 which the Company recognized as taxable income in 2004.  As a result, the Company determined that it will be able to utilize all of its net operating loss and credit carry-forwards to offset part of its fiscal 2004 taxable income.  In accordance with the Company’s revenue recognition policy, for financial statement purposes, the payments totaling $27,000,000 were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement.  The Company recorded a deferred tax asset of $9,800,000 representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004.  Based on management’s expectations regarding future profitability, the Company released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7,039,000 in the six months ended June 30, 2004.  As of June 30, 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	our future sales and product revenues, including possible retroactive price adjustments and expectations of unit volumes or other offsets to price reductions;
•	our efforts to increase sales of ophthalmic viscoelastic products and support of the distribution of ORTHOVISC® in the U.S. and internationally;
•	our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;
•	the timing of, scope of and rate of patient enrollment for clinical trials;
•	development of possible new products, including plans to advance cosmetic tissue augmentation and post-surgical adhesion therapies into initial or additional human clinical trials;
•	the timing of and/or receipt of FDA or other regulatory approvals and/or reimbursement approvals of new or potential products;
•

negotiations with potential and existing partners, including our performance under any of our distribution or supply agreements or our expectations with respect to sales and milestones pursuant to such agreements;

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
•

our current strategy, including our corporate objectives and research and development and collaboration opportunities, including, without limitation, commencement, completion and evaluation of cosmetic tissue augmentation product and INCERT® clinical trials;

•	our and OrthoNeutrogena’s performance under the license agreement for our cosmetic tissue augmentation product;
•	our ability to achieve performance and sales threshold milestones in our existing and future distribution and supply agreements;
•	our and Bausch & Lomb’s performance under our supply agreement for certain of our ophthalmic viscoelastic products;
•

our ability to successfully administer product recalls, including impact of our product rework on manufacturing operations, and potential recapturing of sales lost to the recall during the second half of 2005;

•	our expected tax rate and taxable revenues;
•	our ability and timing with respect to filling vacancies in senior management positions;
•	the rate at which we use cash, the amounts used, and the utilization of such cash; and
•	possible negotiations or re-negotiations with existing or new distribution or collaboration partners.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors and Certain Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q.  These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements.  These forward looking statements are based upon the current assumptions of our management and are only expectations of future results.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page [13] of this Quarterly Report on form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our press releases and other filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

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

Our currently marketed products include ORTHOVISC®, an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, an HA product used in the treatment of equine osteoarthritis.  In the U.S., ORTHOVISC became available for sale on March 1, 2004 and is marketed by Ortho Biotech Products, L.P. and, commencing in the second quarter, DePuy Mitek, Inc., both Johnson & Johnson companies, under an exclusive license and supply agreement.  Internationally, ORTHOVISC has been approved for sale and marketed since 1996 under various distribution and marketing agreements.  HYVISC is marketed in the U.S. through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc.  Our ophthalmic products include STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, distributed by STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively.  We also manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements.  International sales of ORTHOVISC contributed 47% and 36%, respectively, of product revenue for the three and six months ended June 30, 2005 and increased 44% and 65% compared to the same three- and six-month periods of 2004.  The increase was primarily due to increased market penetration in Turkey and Canada.  We expect international sales to continue to grow in 2005 compared to 2004, although at a lower rate than the first six months of 2005, reflecting the increased market penetration in certain of our existing markets as well as anticipated expansion into new international markets.

We received marketing approval from the U.S. FDA in February 2004 for ORTHOVISC.  Sales of ORTHOVISC were initiated in March 2004 by Ortho Biotech in the U.S. Sales of ORTHOVISC in the U.S. contributed 7% and 11%, respectively, of our product revenue for the three and six months ended June 30, 2005 and decreased 82% and 65% from the same three- and six-month periods of 2004.  ORTHOVISC sales to Ortho Biotech in the first quarter and six months of 2004 included substantial initial stocking orders to build inventory in connection with the U.S. launch, and 2005 orders through June 30 have been significantly lower compared to 2004 periods as Ortho Biotech and DePuy Mitek continue to sell down its inventory position accumulated during fiscal 2004. As discussed above, in the second quarter of 2005,

DePuy Mitek commenced selling ORTHOVISC. DePuy Mitek is a developer, manufacturer and marketer of innovative medical devices for surgery, with a focus on sports medicine and soft tissue reconstruction.  We have been informed that DePuy Mitek will focus its ORTHOVISC sales efforts on arthroscopists and orthopedic surgeons who typically see patients prior to a need for total knee replacement and Ortho Biotech will retain the primary responsibility for marketing ORTHOVISC to rheumatologists and other specialties.  We provide no assurance that these efforts will have a material effect on ORTHOVISC sales.

Sales of ORTHOVISC to end-users grew slower than anticipated in 2004 as a result of a number of factors.  We believe that a primary contributing factor to this slower growth has been reimbursement and lack of receiving assignment of a specific reimbursement code.  The Healthcare Common Procedure Coding System (HCPCS) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing.  HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (CMS).  As is typical for a newly-introduced medical device, initial sales of ORTHOVISC were made without a unique reimbursement code and reimbursement submissions were made using a miscellaneous code.  We believe that using the miscellaneous reimbursement code negatively impacted end-user sales of ORTHOVISC in 2004.   Ortho Biotech, with our help, submitted an application to secure a unique reimbursement code for ORTHOVISC in March 2004.  In November 2004, Ortho Biotech received a decision on the application which assigned a unique reimbursement code to be used by hospitals in an outpatient setting (the C code) which specifies a reimbursement dollar value.  Use of the C code was effective January 2005.  The CMS decision, however, did not assign a unique reimbursement code to be used in the physician office setting (the J code) because the application filed in March 2004 did not reflect the required six months of sales history.  An application for a unique J code was submitted in January 2005 which, if assigned, will be effective in January 2006.  We are working with the HCPCS committee and continue to seek a unique code for ORTHOVISC.  In the meantime, reimbursements will continue under the miscellaneous code.  There can be no assurance that ORTHOVISC will receive a unique J code.  The effect on ORTHOVISC sales of not receiving a unique J code is uncertain and cannot currently be estimated.

In addition to milestone payments, the OBI Agreement provides for Ortho Biotech to pay us transfer fees, which are related to sales to Ortho Biotech, and royalty fees, which are tied to end-user sales.  As a result of Ortho Biotech’s inventory buildup during 2004, we presently expect to experience a reduction in transfer fees, which may be offset by royalties as, and if, ORTHOVISC achieves desired market penetration.  As a result of these factors, we did not ship any ORTHOVISC to Ortho Biotech in the fourth quarter of 2004 or the second quarter of 2005 and shipments in the first quarter of 2005 were below the comparable 2004 period level.  We expect unit sales of ORTHOVISC to Ortho Biotech and DePuy Miteck in 2005 will continue to be below 2004 levels.  However, we expect the negative impact on our revenues will be partially mitigated by increased royalties we receive on end-user sales, although the magnitude is uncertain.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 8% to product revenue in both the three and six months ended June 30, 2005 and increased 56% and decreased 26% compared to the same three- and six-month periods of 2004, primarily due to timing of orders and shipping patterns.  We expect sales of HYVISC to decrease modestly in 2005 compared to 2004 primarily due to distributor inventory replenishment patterns, although not as significantly as during the first half of 2005.  We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the quarter ended June 30, 2005, sales of ophthalmic products contributed 38% of our product revenue reflecting a decrease in sales of ophthalmic products of 42% compared to second quarter of 2004.  Sales to Bausch & Lomb accounted for 77% of ophthalmic sales for the second quarter of 2005 and contributed 30% of product revenue for the period.  Our ophthalmic sales were significantly impacted as a result of a voluntary product recall instigated by our discovery of defective vendor-supplied finished goods packaged with our HA viscoelastic product.  This voluntary recall resulted in a decrease of $1,359,000 in sales of ophthalmic product for the three and six month periods of 2005.  We anticipate that ophthalmic sales lost as a result of the recall will be recaptured during the remainder of 2005, primarily in the third quarter although additional recall related expenses will also be incurred.  We expect ophthalmic product sales for 2005 to be below 2004 levels primarily due to the expiration of our agreement with Advanced Medical Optics partially offset by increased sales to Bausch & Lomb.

In December 2004, we entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.   Under the new agreement, which extends through December 31, 2010, and superseded the supply contract (the 2000 B&L Agreement) that was set to expire December 31, 2007, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us.  The 2004 B&L Agreement applies to all products sold by us to Bausch & Lomb from the beginning of 2004, with a price increase January 1, 2005.  Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (e.g. STAAR Surgical Company, Cytosol Ophthalmics, Inc.) who currently receive such products from us.

Our distributor for CoEase, Advanced Medical Optics, completed the acquisition of the surgical ophthalmology business of Pfizer, Inc., in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, our agreement with Advanced Medical Optics expired according to its terms in June 2005.  Sales to Advanced Medical Optics decreased 66% and 78% for the three and six months ended June 30, 2005 compared to the same periods last year and contributed less than 5% of product revenue for the quarter.  Included in ophthalmic sales in the second quarter of 2005 is a one-time retroactive price adjustment of $198,000 pursuant to the terms of our agreement with Advanced Medical Optics. Sales to Advanced Medical Optics contributed 19% of ophthalmic product revenue and 10% of total product revenue for the year ended December 31, 2004.

Research and Development

Our current research and development efforts are focused on our chemically modified formulations of HA designed for longer residence time in the body.  We initiated a U.S. pivotal clinical trial for our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation, in May 2004.  The trial is designed to evaluate the effectiveness of CTA for correcting nasolabial folds and is being conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S.  Patient enrollment was completed during the third quarter of 2004 and patients will be monitored for 6 to 12 months following initial treatment.  In the second quarter we completed our review of the clinical study primary end point results of our CTA product.  We intend to file a PMA by the end of the third quarter, even though our strategic partner, OrthoNeutrogena, has instructed us not to file that PMA.  Discussions with OrthoNeutrogena regarding this issue are ongoing. Under our agreement with OrthoNeutrogena, we are being reimbursed for the clinical trial expenses, subject to certain limitations, which amounts are included in contract revenue.

In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery.  The clinical trial is being conducted at two centers in the U.K. Patient enrollment was concluded during the second quarter of 2005 with a total of 27 patients enrolled. We expect that the last patient will complete follow up at the end of September 2005.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

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

Under the 2000 B&L Agreement, the price for units sold in a calendar year was dependent on total unit volume of sales to Bausch & Lomb and other customers of certain ophthalmic products during the year.  Prices fluctuated based on sales levels, and interim quarters were subject to possible retroactive price adjustments when the actual annual unit volume for the year became known.  Given the pricing in this arrangement was not fixed and was determined based on qualifying sales to multiple customers, we determined that we could not reliably estimate the rebate, and accordingly, we deferred the maximum rebate that could be due until the annual sales volume was known in the fourth quarter.  Under the 2004 B&L Agreement, the pricing is based solely on ophthalmic products sold to Bausch & Lomb. While the unit prices will be discounted for those units in excess of cumulative minimum sales levels, no additional amounts will be rebated.  The applicable discount will be measured quarterly, subject to adjustment based on cumulative annual thresholds. Factors we consider in developing our estimate include: (1) the discount will be based solely on sales activity with Bausch & Lomb who has been a long standing customer of our opthalmic products; (2) the homogenous nature of the products purchased under this arrangement; (3) our expected future activity with Bausch & Lomb based on historical experience and product forecasts provided by them; and (4) overall market demand for our opthalmic products.

In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  This arrangement included up front payments, specified funding of ongoing development activities, milestones upon achievement of predefined goals, in addition, we will receive payments for supply of CTA products and royalties on sales.  We believe this is a multiple element arrangement that falls under the scope of EITF 00-21.  Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  While this arrangement includes several elements, we believe that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

We account for the combined license and development unit using the performance based revenue recognition model. Pursuant to this model, we estimate both the total revenues we expect to earn and the expense we expect to incur related to the license and development unit. We recognize revenue based on the proportion of effort expended to total estimated effort, limited to the amount of non-refundable cash received or receivable. Quarterly, we review our estimates of total revenue and expense related to the license and development unit. Actual revenue earned and/or expenses incurred may differ from our estimates and may have a material affect upon our future results of operations. During the second quarter of 2005, we reviewed and revised, as appropriate, our estimates of total revenue and total cost related to the license and development unit.

Under the OrthoNeutrogena Agreement, we received non-refundable upfront fees of $1,000,000 and reimbursement for approximately $1,305,000 of costs which we incurred prior to the inception date of this agreement.  We have treated both these amounts as upfront fees that we will recognize over the expected term of the license and development unit.  In addition to the upfront fees, we receive reimbursement of pre-approved development costs. For the quarter and six months ended June 30, 2005 we recognized $2,249,000 and $3,167,000, respectively, as contract revenue under this arrangement pursuant to the performance-based revenue recognition model.

In December 2003 the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2,000,000 upon entering into the OBI Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations.  We evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, we have deferred non refundable payments $27,000,000 which we recognize ratably over the expected term of the OBI Agreement, which is currently estimated at 10 years. The actual term of the OBI Agreement may differ from our estimates and may have a material affect upon our future results of operations.

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

In 2004, we achieved milestones under the OBI Agreement and received payments totaling $25,000,000 which we recognized as taxable income in 2004.  As a result, we have determined that we will be able to utilize all of our net operating loss and credit carry-forwards in 2004 to offset part of our taxable income.  In accordance with our revenue recognition policy, for financial statement purposes, the milestone payments totaling $25,000,000 were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement.  We recorded a deferred tax asset of $9,100,000 representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004.  Based on management’s expectations regarding future profitability, we released the valuation allowance previously established against our deferred tax assets and recorded a one-time income tax benefit of $7,039,000 in the first quarter of 2004.  As of June 30, 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Product revenue.  Product revenue for the quarter ended June 30, 2005 was $4,084,000, a decrease of $1,606,000, or 28%, compared to $5,690,000 for the quarter ended June 30, 2004. Product revenue for the six months ended June 30, 2005 was $9,761,000, a decrease of $1,498,000, or 13%, compared to $11,259,000 for the six months ended June 30, 2004.

Three Months Ended June 30,
(in thousands)
			Increase (Decrease)
	2005	2004	$	%
Ophthalmic Products	$1,570	$2,688	$(1,118)	(42)%
ORTHOVISC®	2,192	2,796	(604)	(22)%
HYVISC®	322	206	116	56%
	$4,084	$5,690	$(1,606)	(28)%

Six Months Ended June 30,
(in thousands)
			Increase (Decrease)
	2005	2004	$	%
Ophthalmic Products	$4,339	$5,062	$(723)	(14)%
ORTHOVISC®	4,593	5,071	(478)	(9)%
HYVISC®	829	1,126	(297)	(26)%
	$9,761	$11,259	$(1,498)	(13)%

The decrease in Ophthalmic product sales for the quarter and six months ended June 30, 2005 is primarily attributable to a voluntary product recall in early July resulting from our discovery of defective vendor-supplied finished goods packaged with our HA viscoelastic product, which reduced sales of ophthalmic product for the second quarter by $1,359,000.  Sales to Bausch & Lomb decreased 37% and increased 4%, respectively, for the quarter and six months ended June 30, 2005 compared to the same period last year and contributed 30% and 38% of product revenue for the three and six months, respectively.  Under the 2000 B&L Agreement, we deferred $337,000 and $633,000 of revenue in the three and six months of 2004, respectively.  The 2004 B&L Agreement retroactively applied to sales from the beginning of 2004.  As a result, in the fourth quarter of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity.  By applying this new pricing to 2004 transactions, the Company earned $761,000 of revenue which was previously deferred during the first nine months of 2004 and rebated $252,000 to Bausch & Lomb.  Under the 2004 B&L Agreement, pricing is based solely on ophthalmic products sold to Bausch & Lomb. While the unit prices will be discounted for those units in excess of cumulative minimum sales levels, no additional amounts will be rebated.  The applicable discount will be measured quarterly, subject to adjustment based on cumulative annual thresholds..  Sales to Advanced Medical Optics decreased 66% and 78%, respectively, for the quarter and six months ended June 30, 2005 compared to the same periods last year and contributed less than 5% and 3% of product revenue for the quarter and six months, respectively.  The decrease in sales to Advanced Medical Optics is attributable to Advanced Medical Optics’ acquisition of a competing line of viscoelastic products for use in ocular surgery.  Our agreement with Advanced Medical Optics expired according to its terms in June 2005.

The decrease in ORTHOVISC sales for the three and six months ended June 30, 2005, is primarily due to lower unit sales in the U.S. to our distribution partners—Ortho Biotech and DePuy Mitek.  This decrease was partially offset by continued robust international sales.  U.S. sales of ORTHOVISC were 7% and 11%, respectively of product sales for the three and six months ended June 30, 2005 compared to 26% of product sales for each of the same periods last year.  The decrease in unit sales was partially offset by an increase in royalty fees tied to end-user sales.  International sales of ORTHOVISC increased 44% and 65%, respectively for the three and six months ended June 30, 2005 compared to the same periods last year.  The increase in international sales for the quarter was primarily attributable to sales to our distributors in Turkey, and Canada reflecting increased market penetration by our distributors.

The increase in HYVISC sales for the three months ended June 30, 2005 and the decrease in HYVISC sales for the six months ended June 30, 2005 compared to the same periods last year are believed to be primarily attributable to distributor stocking patterns.  HYVISC sales contributed 8% and 4% of product revenue for the quarter ended June 30, 2005 and 2004, respectively. HYVISC sales contributed 8% and 10% of product revenue for the six months ended June 30, 2005 and 2004, respectively.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the three and six months ended June 30, 2005 was $2,936,000 and $4,550,000, respectively, compared to $572,000 and $1,144,000 for the three and six months ended June 30, 2004.  For the second quarter and first six months of 2005, licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech.  These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter.  As of June 30, 2004, $22,000,000 of the up-front and milestone payments had been received and $1,100,000 was included in income.  Contract revenue was $2,249,000 and $3,167,000 for the three and six months ended June 30, 2005.  Contract revenue consists of reimbursement of clinical and development costs from OrthoNeutrogena as well as development-related fees and milestones under the OrthoNeutrogena agreement recorded utilizing a performance-based method for revenue recognition.

Gross profit.  Gross profit for the quarter ended June 30, 2005 was $4,903,000, or 70% of revenue, an increase of $1,083,000, or 28%, from gross profit of $3,820,000, representing 61% of revenue, for the quarter ended June 30, 2004.  Gross margin on product revenue was 48% for the quarter ended June 30, 2005 compared with 57 % for the quarter ended June 30, 2004. Gross profit for the six months ended June 30, 2005 was $9,200,000, or 64% of revenue, an increase of $1,960,000, or 27%, from gross profit of $7,240,000, representing 58 % of revenue, for the six months ended June 30, 2004.  Gross margin on product revenue was 48% for the six months ended June 30, 2005 compared with 54% for the six months ended June 30, 2004.  The increase in gross profit for the six months and quarter ended June 30, 2005, as compared with same period last year is attributable to the increase in licensing, milestone and contract revenue partially offset by the decrease in gross margin on product revenue.  Gross margin on product revenue during the three and six month periods decreased primarily due to the ophthalmic product recall discussed above which resulted in an inventory write-off of $179,000.

Research & development.  Research and development expense for the quarter ended June 30, 2005 was $1,461,000 an increase of $336,000, or 30%, compared to $1,125,000 for the quarter ended June 30, 2004.  Research and development expense for the six months ended June 30, 2005 was $2,660,000 an increase of $628,000, or 31%, compared to $2,032,000 for the six months ended June 30, 2004. Research and development expense includes costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development.  The increase in research and development expenses for the quarter is primarily attributable to expenditures associated with the pivotal clinical trial for our product for cosmetic tissue augmentation initiated in May 2004 and the pilot study for INCERT-S initiated in April 2004.  The increase in research and development expense is also driven by engineering and scale-up activities in connection the CTA product.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended June 30, 2005 was $1,475,000, an increase of $68,000, or 5%, compared to $1,407,000 for the same period last year. Selling, general and administrative expenses for the six months ended June 30, 2005 was $2,767,000, an increase of $52,000 or 2% compared to $2,715,000 for the same period last year. Selling, general and administrative expenses for the three and six months increased primarily due to higher professional fees related to recruiting, accounting and auditing services.

Interest income.  Interest income for the three and six months ended June 30, 2005 was $275,000 and $487,000, respectively an increase of $195,000, or 244%, and $361,000 or 287% compared to $80,000 and $126,000 for the same periods last year. The increase is primarily attributable to higher average balance in cash and cash equivalents combined with higher interest rates.

Income taxes.  Provision for income taxes was $905,000 and $1,721,000 for the three and six months ended June 30, 2005 compared to $603,000 and $1,107,000 for the same periods last year. The effective tax rate for the six months ended June 30, 2005 was approximately 40%. As a result of the receipt of the $20,000,000 milestone payment in February 2004 from Ortho Biotech, the operating results and forecasted future income supported an assertion that ultimate realization of our deferred tax assets is more likely than not.  Accordingly, we fully released the valuation allowance and recorded a one-time tax benefit of $7,039,000 which is reflected in the results of operations for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, cash and cash equivalents totaled $39,930,000 compared to $39,339,000 at December 31, 2004.  Working capital increased to $44,200,000 at June 30, 2005 compared to $42,135,000 as of the prior year end.  We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands.  Historically we have funded our cash requirements from available cash and investments on hand.

Cash provided by operating activities was $416,000 for the six months ended June 30, 2005 compared with $18,132,000 for the six months ended June 30, 2004.  Cash provided by operating activities in the first six months of 2005 resulted primarily from net income of $2,539,000 and a tax benefit related to stock option plans of $1,105,000.  This was partially offset by a decrease in accounts payable and accrued expenses of $993,000 and deferred revenue of $2,981,000.  The decrease in accounts payable is the result of the timing of receipt and payment of invoices. The decrease in deferred revenue reflects the amortization of upfront and milestone payments from Ortho Biotech combined with recognition of revenue under a performance based revenue recognition model associated with upfront payments received from OrthoNeutrogena.  Cash provided by operating activities for the six months ended June 30, 2004 primarily reflects an increase in deferred revenue of $19,642,000 due to a $20,000,000 milestone payment received from Ortho Biotech in February 2004 related to FDA approval of ORTHOVISC.

Cash used in investing activities was $326,000 for the six months ended June 30, 2005.  Cash used in investing activities for 2005 reflects capital expenditures primarily for manufacturing and computer equipment.  We expect to increase our capital expenditures in 2005 compared to 2004 primarily for upgrading and expanding our manufacturing and packaging equipment.  Cash provided by investing activities was $590,000 from the release of restricted cash for the six months ended June 30, 2004.

Cash provided by financing activities of $501,000 and $222,000 for the six months ended June 30, 2005 and 2004, respectively, reflects the proceeds from the exercise of stock options.

We expect to incur approximately $3,000,000 on capital expenditures related to general facilities improvements, including manufacturing facility upgrade, and manufacturing equipment for the CTA product.  Capital equipment related to the CTA product launch accounts for approximately $2,000,000 of the $3,000,000 expenditures.  We expect that approximately $2,000,000 of the $3,000,000 capital expenditures will be incurred during the remainder of 2005, the balance is expected to be spent in the first half of 2006.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for the first annual reporting period beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment,” also known as SFAS 123(R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123(R)’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123(R) includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  In April 2005, the SEC issued a new rule allowing companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, we intend to adopt SFAS 123(R) prospectively commencing in the first quarter of the fiscal year ending December 31, 2006; it is expected that the adoption of SFAS 123(R) will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123(R).

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

We have previously disclosed our intention to file a PMA with respect to our CTA product by the end of the third quarter 2005.  In the second quarter we completed our review of the clinical study primary end point results.  Following this review, we reiterated our intent to file a PMA by the end of the third quarter.  However, our strategic partner, OrthoNeutrogena, has instructed us not to file that PMA.  Discussions with OrthoNeutrgena regarding this issue are ongoing. We cannot assure you that such discussions will be resolved in a manner that will provide for the filing of the PMA during the third quarter.

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

We compete with many companies, including, among others, large pharmaceutical companies and specialized medical products companies.  Many of these companies have substantially greater financial and other resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us.  We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products.  Because a number of companies are developing or have developed HA products for similar applications and have received FDA approval, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products.  For example, we are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications.  In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries.  There exists major competing products for the use of HA in ophthalmic surgery.  In addition, certain HA products for the treatment of osteoarthritis in the knee have received FDA approval before us and have been marketed in the U.S. since 1997, as well as select markets in Canada, Europe and other countries.  In early 2004, the FDA approved two HA product for the treatment of facial wrinkles which has been marketed internationally since 1996.  There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us.  Under the terms of the 2004 B&L Agreement, effective December 15, 2004, we continue to be Bausch & Lomb’s exclusive global supplier (other than with respect to Japan) of AMVISC and AMVISC Plus ophthalmic viscoelastic products.  The B&L Agreement expires December 31, 2010, and superseded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2007.  The new contract also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the six months ended June 30, 2005 and 2004, sales of AMVISC products to Bausch & Lomb accounted for 26% and 29% of total revenues, respectively.  Although we intend to continue to seek new ophthalmic product customers, there can be no assurances that we will be successful in obtaining new customers or achieve meaningful sales to such new customers.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc. in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, our agreement with Advanced Medical

Optics has not been renewed and terminated in June 2005 upon its expiration.  Sales to Advanced Medical Optics were less than 2% of total revenue for the six months ended June 30, 2005 compared to 9% of total revenue for the first six months of 2004.  Sales to Advanced Medical Optics were 8% of total revenue for the year ended December 31, 2004, or approximately $2.2 million.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.

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

In December 2003 we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Under the OBI Agreement Ortho Biotech will perform sales, marketing and distribution functions.  Additionally, Ortho Biotech licensed the right to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis.  We cannot assure you that Ortho Biotech will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Ortho Biotech believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the OBI Agreement.  In the second quarter of 2005, in addition to Ortho Biotech’s marketing of ORTHOVISC, DePuy Mitek, Inc., another Johnson & Johnson company, began selling ORTHOVISC in the U.S.  DePuy Mitek is a developer, manufacturer and marketer of innovative medical devices for surgery, with a focus on sports medicine and soft tissue reconstruction.  We have been informed that DePuy Mitek will focus its ORTHOVISC sales efforts on arthroscopists and orthopedic surgeons who typically see patients prior to a need for total knee replacement and Ortho Biotech will retain the primary responsibility for marketing ORTHOVISC to rheumatologists and other specialties.  We do not expect that the effect of this broadened sales effort will begin to impact ORTHOVISC revenues prior to the second half of 2005, nor can we provide assurance that these efforts will have a material effect on ORTHOVISC sales.  For the six months ended June 30, 2005 and 2004, sales of ORTHOVISC to Ortho Biotech and royalties tied to end-user sales accounted for 7% and 23% of total revenue, respectively.  We provide no assurance that these efforts will have a material effect on ORTHOVISC sales. Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology will result in any new products or indications for use.

On July 26, 2004, we announced the signing of an exclusive worldwide development and commercialization partnership with OrthoNeutrogena a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson, for our CTA therapy products.  Under the terms of the agreement, OrthoNeutrogena will, subject to certain limitations, reimburse us for costs incurred for the ongoing pivotal clinical trial with our CTA product initiated in May 2004 and support the development of the CTA product, as well as future line extensions.  There can be no assurance that we will successfully complete the clinical trial for our CTA product or that we will be able to successfully complete the FDA approval process.  We have previously disclosed our intention to file a PMA with respect to our CTA product by the end of the third quarter 2005.  In the second quarter we completed our review of the clinical study results.  Following this review, we reiterated our intent to file a PMA by the end of the third quarter.  However, our strategic partner, OrthoNeutrogena, has instructed us not to file that PMA.  Discussions with OrthoNeutrgena regarding this issue are ongoing. We cannot assure you that such discussions will be resolved in a manner that will provide for the filing of the PMA during the third quarter. If we are able to successfully complete the FDA approval process for our CTA product, we cannot assure you that OrthoNeutrogena will be able to commercialize our CTA product effectively, or at all, nor can we assure you that we will be able to achieve the sales- and performance-based milestones provided in the agreement.

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

We had cash and cash equivalents of approximately $39,930,000 at June 30, 2005.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us.  We experienced a number of management changes in 2004 and the 2005.  There can be no assurances that such management changes will not adversely affect our business.  We believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel.  We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations.  There can be no assurance that we will be successful in hiring or retaining the personnel we require.  The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the six months ended June 30, 2005 and 2004, approximately, 36 % and 19%, respectively, of our product sales were to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the six months ended June 30, 2005, three customers accounted for 76.7% of product revenue.  While it is expected that our ability to market ORTHOVISC in the U.S. will reduce our dependence on revenues from Bausch & Lomb, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

From our inception through December 31, 1996 and 1999 through 2002 we incurred annual operating losses.  For the years ended December 31, 2004 and 2003, we recorded net income of $11,190,000 and $827,000, respectively.  For the six months of 2005 we recorded net income of $2,587,000 and as of June 30, 2005, we had retained earnings of approximately $209,000.  Our ability to maintain profitability is uncertain.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners.  We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.  All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of the our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We currently are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls.

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 1, 2005, we held our 2005 Annual Meeting of Stockholders. At our annual meeting, stockholders were asked to consider one proposal: to elect two (2) Class III Directors, each to serve until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. With respect to this proposal, Charles H. Sherwood, Ph.D. and Steven E. Wheeler were nominated as Class III Directors of Anika. Dr. Sherwood received 9,310,532 shares voted in favor of his election and 73,881 shares were withheld. Mr. Wheeler received 9,305,256 shares voted in favor of his election and 79,157 shares were withheld. Dr. Sherwood and Mr. Wheeler were therefore elected as Class III Directors. Joseph L. Bower and Eugene A. Davidson, Ph.D. (Class I Directors) and Samuel F. McKay and Harvey S. Sadow, Ph.D. (Class II Directors) continued to serve their respective terms after the meeting.

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

(11) Statement Regarding the Computation of Per Share Earnings

11.1	See Note 4 to the Financial Statements included herewith.

(31) Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kevin W. Quinlan pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

August 8, 2005	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan Chief Financial Officer (Principal Financial Officer)