Form 10-Q
period 2005-09-30
ANIKA THERAPEUTICS INC
filed 2005-11-07
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.  At October 30, 2005 there were 10,500,393 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$45,872,000	$39,339,000
Accounts receivable, net of reserves of $23,000 at September 30, 2005 and December 31, 2004	1,567,000	2,354,000
Inventories	3,345,000	4,227,000
Current portion deferred income taxes	1,448,000	1,824,000
Prepaid expenses and other current assets	235,000	1,339,000
Total current assets	52,467,000	49,083,000

Property and equipment, at cost	11,433,000	10,349,000
Less: accumulated depreciation	(9,738,000)	(9,394,000)
	1,695,000	955,000

Long-term deposits	143,000	143,000
Deferred income taxes	8,513,000	9,357,000
Total assets	$62,818,000	$59,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656,000	$791,000
Accrued expenses	1,704,000	2,041,000
Deferred revenue	2,822,000	4,116,000
Total current liabilities	6,182,000	6,948,000
Long-term deferred revenue	19,575,000	22,227,000
Total liabilities	25,757,000	29,175,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,485,893 and 10,257,472 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	105,000	103,000
Additional paid-in capital	34,264,000	32,639,000
Retained earnings (accumulated deficit)	2,692,000	(2,379,000)
Total stockholders’ equity	37,061,000	30,363,000
Total liabilities and stockholders’ equity	$62,818,000	$59,538,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Product revenue	$5,999,000	5,554,000	$15,760,000	$16,813,000
License, milestone and contract revenue	4,059,000	853,000	8,609,000	1,997,000
Total revenue	10,058,000	6,407,000	24,369,000	18,810,000
Cost of product revenue	3,767,000	2,451,000	8,878,000	7,614,000
Gross profit	6,291,000	3,956,000	15,491,000	11,196,000
Operating expenses:
Research and development	979,000	988,000	3,638,000	3,020,000
Selling, general and administrative	1,393,000	1,457,000	4,160,000	4,172,000
Total operating expenses	2,372,000	2,445,000	7,798,000	7,192,000
Income from operations	3,919,000	1,511,000	7,693,000	4,004,000
Interest income	332,000	107,000	819,000	233,000
Income before income tax expense (benefit)	4,251,000	1,618,000	8,512,000	4,237,000
Income tax expense (benefit)
Provision for income taxes	1,720,000	734,000	3,441,000	1,841,000
Benefit from release of valuation allowance	—	—	—	(7,039,000)
Net income	$2,531,000	$884,000	$5,071,000	$9,435,000

Basic net income per common share	$0.24	$0.09	$0.49	$0.94
Shares used to calculate basic net income per common share	10,482,850	10,140,925	10,382,096	10,063,351
Diluted net income per common share	$0.22	$0.08	$0.44	$0.83
Shares used to calculate diluted net income per common share	11,480,570	11,506,999	11,441,296	11,406,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net income	$5,071,000	$9,435,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	344,000	518,000
Deferred income taxes	1,220,000	(10,181,000)
Tax benefit related to stock option plans	1,116,000	77,000
Changes in operating assets and liabilities:
Accounts receivable	787,000	(1,654,000)
Inventories	882,000	(539,000)
Prepaid expenses and other current assets	1,104,000	(1,324,000)
Accounts payable	865,000	487,000
Accrued expenses and other	(337,000)	225,000
Deferred revenue	(3,946,000)	21,579,000
Net cash provided by operating activities	7,106,000	18,623,000

Cash flows from investing activities
Purchase of property and equipment	(1,084,000)	(420,000)
Restricted cash	—	818,000
Net cash (used in) provided by investing activities	(1,084,000)	398,000

Cash flows from financing activities
Proceeds from exercise of stock options	511,000	390,000
Net cash provided by financing activities	511,000	390,000

Increase in cash and cash equivalents	6,533,000	19,411,000
Cash and cash equivalents at beginning of period	39,339,000	14,592,000

Cash and cash equivalents at end of period	$45,872,000	$34,003,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$252,000	$6,077,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc.  (“Anika” or the “Company”) develops, manufactures and commercializes therapeutic products and devices intended to promote the protection and healing of bone, cartilage and soft tissue.  These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body.  Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.  The Company’s currently marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans, STAARVISCTM-II, and ShellGelTM, each an injectable ophthalmic viscoelastic HA product, and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis.  In February 2004, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for ORTHOVISC.  ORTHOVISC became available for sale in the U.S. on March 1, 2004 and has been approved for sale and marketed internationally since 1996.  HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc.  The Company manufactures AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.  The Company is also developing HA based cosmetic and anti-adhesive products.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the nine months ended September 30, 2005 and 2004.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any future periods.

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

In December 2004, the Company entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.  Under the new agreement, which extends through December 31, 2010, and supersedes the supply contract (the 2000 B&L Agreement) that was set to expire December 2007, the Company continues to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  Prior to entering into the 2004 B&L Agreement sales to Bausch & Lomb were made under the 2000 B&L Agreement.  Under the terms of the 2000 B&L Agreement the price applicable for all units sold to Bausch & Lomb in a calendar year was dependent on the total unit volume of sales of certain ophthalmic products during the year.  Since the price was not fixed and determinable, the Company deferred the portion of revenue that was subject to retroactive price adjustment, until the ultimate amount earned was known.  Under the 2000 B&L Agreement, during the quarter and nine months ended September 30, 2004, the Company deferred $380,000 and $1,013,000, respectively, related to sales to Bausch & Lomb which were subject to possible retroactive price adjustments under the 2000 B&L Agreement.  The 2004 B&L Agreement retroactively applied to sales from the beginning of 2004.  As a result, in the fourth quarter of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity.  By applying this new pricing to 2004 transactions, the Company recognized $761,000 of revenue which was previously deferred during the first nine months of 2004 and rebated $252,000 to Bausch & Lomb.

In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our cosmetic tissue augmentation (CTA) products with OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson (“ONI”).  This arrangement included up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, and in addition, the Company would receive payments for supply of CTA products and royalties on sales.  The Company believed this was a multiple element arrangement that fell under the scope of EITF
00-21.  Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  While this arrangement included several elements, the Company believed that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

The Company accounted for the combined license and development unit using the performance based revenue recognition model whereby the Company recognized revenue as efforts were expended, limited to the amount of non-refundable cash received.  Under this arrangement, the Company received non-refundable upfront fees of $1,000,000 and reimbursement for approximately $1,305,000 of costs which were incurred prior to the effective date of the OrthoNeutrogena Agreement.  The Company treated both of these amounts as upfront fees and recognized these fees over the expected term of the license and development unit.  In addition to the upfront fees, the Company received reimbursement of pre-approved development costs as incurred.

In August 2005, the Company and OrthoNeutrogena mutually terminated the OrthoNeutrogena Agreement.  Under the terms of the termination agreement, the Company received a termination payment of $3,115,000 from ONI including $815,000 for all outstanding clinical study costs incurred and committed to by the Company at the termination date.  Given there is no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005, including $251,000 of previously deferred revenue under the performance-based model.  Total contract revenue recognized during the third quarter of 2005 related to the agreements with OrthoNeutrogena was $3,366,000.

In December 2003, the Company entered into a ten-year licensing and supply agreement (the “OBI Agreement”) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. Effective August 2005, the right to market ORTHOVISC has been limited to the U.S.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC.  Ortho Biotech also has certain rights to develop and commercialize other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for a new indication of ORTHOVISC.  The Company received an initial payment of $2,000,000 upon entering into the OBI Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to its manufacturing operations.  The Company evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, it has deferred non refundable payments received of $27,000,000 which it is recognizing ratably over the expected 10 year term of the OBI Agreement.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements.  At September 30, 2005, the Company has stock options outstanding under three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income
As reported	$2,531,000	$884,000	$5,071,000	$9,435,000
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards, net of taxes	(169,000)	(127,000)	(499,000)	(386,000)

Pro forma net income	$2,362,000	$757,000	$4,572,000	$9,049,000
Basic net income per share
As reported	$0.24	$0.09	$0.49	$0.94
Proforma	$0.23	$0.07	$0.44	$0.90
Diluted net income per share
As reported	$0.22	$0.08	$0.44	$0.83
Proforma	$0.21	$0.07	$0.40	$0.79

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

Product revenue by product group is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ophthalmic Products	$4,010,000	$3,137,000	$8,349,000	$8,199,000
ORTHOVISC®	1,405,000	2,113,000	5,998,000	7,184,000
HYVISC®	584,000	304,000	1,413,000	1,430,000
	$5,999,000	$5,554,000	$15,760,000	$16,813,000

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended September 30,		Percent of Product Revenue Nine Months Ended September 30,
	2005	2004	2005	2004
Bausch & Lomb Incorporated	61.6%	38.7%	46.4%	34.0%
Pharmaren AG/Biomeks	14.5%	10.0%	22.8%	12.9%
Boehringer Ingelheim Vetmedica	9.7%	5.5%	9.0%	8.5%
Johnson & Johnson	4.2%	24.3%	8.2%	25.3%
Advanced Medical Optics	—%	14.1%	1.6%	11.3%
	90.0%	92.6%	88.0%	92.0%

As of September 30, 2005, four customers represented 72% of the Company’s accounts receivable balance and as of

December 31, 2004, four customers represented 90% of the Company’s accounts receivable balance.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Three Months Ended September 30,
	2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$7,719,000	76.7%	$4,933,000	77.0%
Turkey	868,000	8.6%	554,000	8.6%
Other/Europe	1,471,000	14.7%	920,000	14.4%
Total	$10,058,000	100.0%	$6,407,000	100.0%

	Nine Months Ended September 30,
	2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$17,717,000	72.7%	$14,214,000	75.6%
Turkey	3,601,000	14.8%	2,168,000	11.5%
Other/Europe	3,051,000	12.5%	2,428,000	12.9%
Total	$24,369,000	100.0%	$18,810,000	100.0%

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for the first annual reporting period beginning after September 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB, issued a revision to SFAS 123, Share-Based Payment, also known as SFAS 123(R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123(R)’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005.  SFAS 123(R) includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  In April 2005, the SEC issued a new rule allowing companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company intends to adopt SFAS 123(R) prospectively commencing in the first quarter of the fiscal year ending December 31, 2006; it is expected that the adoption of SFAS 123(R) will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123(R).  We currently expect this expense to have a material impact on our results of operations.

In April 2005, the SEC issued Staff Accounting Bulletin 107, Shares-Based Payment, which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R).  At present, the Company has not evaluated the effect of this standard.

In October 2005, the FASB announced that FSP No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, is effective for reporting periods beginning after December 15, 2005. This position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. The Company does not expect the adoption of FSP No. 13-1 to have an impact on its financial statements.

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

Shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of shares of common stock outstanding	10,482,850	10,140,925	10,382,096	10,063,351
Dilutive stock options	997,720	1,366,074	1,059,200	1,342,747
Shares used in calculating diluted earnings per share	11,480,570	11,506,999	11,441,296	11,406,098

Options to purchase approximately 41,734 and 14,947 shares were outstanding at the quarter and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the periods.

5.              Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$2,063,000	$1,842,000
Work-in-process	1,255,000	1,589,000
Finished goods	27,000	796,000
Total	$3,345,000	$4,227,000

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.  Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

6.              Commitments and Contingencies - Guarantor Arrangements

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the product.  The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret or other proprietary information of any third party.  On occasion, the Company contractually indemnifies its customers against any and all losses arising out of or in any way connected with any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure.  Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.  The Company has no accrued warranties and has no history of claims.

7.              Income Taxes

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

The Company recorded a provision for taxes of $1,720,000 and $734,000 related to income for the quarters ended September 30, 2005 and 2004, respectively.  The Company recorded a provision for taxes of $3,441,000 and $1,841,000 related to income for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate for the provision in the quarter and nine months ended September 30, 2005 was approximately 40%. The effective tax rate for the provision in the three months and nine months ended September 30, 2004 was approximately 40% and 43%, respectively.

The Company achieved milestones under the OBI Agreement and received payments totaling $27,000,000 which the Company recognized as taxable income in 2004.  As a result, the Company determined that it will be able to utilize all of its net operating loss and credit carry-forwards to offset part of its fiscal 2004 taxable income.  In accordance with the Company’s revenue recognition policy, for financial statement purposes, the payments totaling $27,000,000 were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement.  The Company recorded a deferred tax asset of $9,800,000 representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004.  Based on management’s expectations regarding future profitability, the Company released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7,039,000 in the nine months ended September 30, 2004.  As of September 30, 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

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

•	the level of our revenue or sales in particular geographic areas and/or for particular products;
•	the market share for any of our products;
•	our profitability and margin improvements resulting from a higher margin product mix;
•	our expectations of the size of the U.S. and European markets for osteoarthritis of the knee;
•	our expectations for sales of HYVISC;
•	our expectation concerning fourth quarter 2005 committed study costs;
•	our intention to increase market share for ORTHOVISC in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee;
•

our current strategy, including our corporate objectives and research and development and collaboration opportunities, including, without limitation, commencement, completion and evaluation of cosmetic tissue augmentation product and INCERT® clinical trials;

•	our ability to achieve performance and sales threshold milestones in our existing and future distribution and supply agreements;
•	our and Bausch & Lomb’s performance under our supply agreement for certain of our ophthalmic viscoelastic products;
•	our expectations for ophthalmic products revenue;
•

our ability to successfully administer product recalls, including impact of our product rework on manufacturing operations, and potential recapturing of sales lost to the recall during the second half of 2005;

•	our expected tax rate and taxable revenues;
•	our ability and timing with respect to filling vacancies in management positions;
•	our expectation for increases in operating expenses;
•	our expectation for increases in capital expenditures;
•	the rate at which we use cash, the amounts used, and generated by operations, and our expectation regarding the adequacy of such cash; and
•	possible negotiations or re-negotiations with existing or new distribution or collaboration partners.

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

Our currently marketed products include ORTHOVISC®, an HA product used in the treatment of some forms of osteoarthritis in humans, and HYVISC®, an HA product used in the treatment of equine osteoarthritis.  In the U.S., ORTHOVISC became available for sale on March 1, 2004 and is marketed by Ortho Biotech Products, L.P. and, commencing in the second quarter of 2005, Depuy Mitek, Inc., both Johnson & Johnson companies (together, “JNJ”), under an exclusive license and supply agreement.  Internationally, ORTHOVISC has been approved for sale and marketed since 1996 under various distribution and marketing agreements.  HYVISC is marketed in the U.S. through an exclusive agreement with Boehringer Ingelheim Vetmedica, Inc.  Our ophthalmic products include STAARVISCTM-II, and ShellGelTM, each an injectable ophthalmic viscoelastic HA product, distributed by STAAR Surgical Company, and Cytosol Ophthalmics, Inc., respectively.  We also developed and manufacture AMVISC® and AMVISC® Plus, HA viscoelastic supplement products used in ophthalmic surgery, for Bausch & Lomb Incorporated.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements.  International sales of ORTHOVISC contributed 19% and 30%, respectively, of product revenue for the three and nine months ended September 30, 2005 and increased 50% and 61% compared to the same three- and nine-month periods of 2004.  The increase was primarily due to increased market penetration in Turkey, Canada, and other European and Middle Eastern countries.  We expect international sales to continue to grow in 2005 compared to 2004, although at a lower rate than the first nine months of 2005, reflecting the increased market penetration in certain of our existing markets as well as anticipated expansion into new international markets.

We received marketing approval from the U.S. FDA in February 2004 for ORTHOVISC.  Sales of ORTHOVISC were initiated in March 2004 by Ortho Biotech in the U.S. Sales of ORTHOVISC in the U.S. contributed 4% and 8%, respectively, of our product revenue for the three and nine months ended September 30, 2005 and decreased 81% and 70% from the same three- and nine-month periods of 2004.  ORTHOVISC sales to Ortho Biotech in the first quarter and nine months of 2004 included substantial initial stocking orders to build inventory in connection with the U.S. launch, and 2005 orders through September 30 have been significantly lower compared to 2004 periods as DePuy Mitek continues to sell down its inventory position accumulated during fiscal 2004. As discussed above, in the second quarter of 2005, DePuy Mitek commenced selling ORTHOVISC. DePuy Mitek is a developer, manufacturer and marketer of innovative medical devices for surgery, with a focus on sports medicine and soft tissue reconstruction.  We provide no assurance that these efforts will have a material effect on ORTHOVISC sales.

Sales of ORTHOVISC to end-users grew slower than anticipated in 2004 and 2005 as a result of a number of factors.  We believe that a primary contributing factor to this slower growth has been reimbursement and lack of receiving assignment of a specific reimbursement code.  The Healthcare Common Procedure Coding System (HCPCS) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing.  HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (CMS).  As is typical for a newly-introduced medical device, initial sales of ORTHOVISC were made without a unique reimbursement code and reimbursement submissions were made using a miscellaneous code.  We believe that using the miscellaneous reimbursement code has negatively impacted end-user sales of ORTHOVISC in 2004 and 2005.  Ortho Biotech, with our help, submitted an application to secure a unique reimbursement code for ORTHOVISC in March 2004.  In November 2004, Ortho Biotech received a decision on the application which assigned a unique reimbursement code to be used by hospitals in an outpatient setting (the C code) which specifies a reimbursement dollar value.  Use of the C code was effective in January 2005.  The CMS decision, however, did not assign a unique reimbursement code to be used in the physician office setting (the J code) as at the time we did not yet have six months of sales history required by CMS to make a decision.  An updated application for a unique J code was submitted in January 2005.  In late October 2005, CMS issued a new J code - J7318, which includes all FDA approved HA based products for the treatment of osteoarthritis of the knee, for use starting on January 1, 2006.  The administration of this new code is not yet clear, and the Company is still assessing the impact on 2006 revenue.  There can be no assurance that the impact of the new code will be favorable.  In addition, there can be no assurance regarding the new J code impact on private insurance reimbursement rates.

In addition to milestone payments, the OBI Agreement provides for DePuy Mitek to pay us transfer fees, for our sales to them, and royalty fees, which are tied to JNJ end-user sales.  As a result of JNJ’s inventory buildup during 2004, we did not ship any ORTHOVISC to JNJ in the fourth quarter of 2004 or the second and third quarters of 2005 and shipments in the first quarter of 2005 were below the comparable 2004 period level.  We do not expect to sell any more units of ORTHOVISC to JNJ for the remainder of 2005, leaving only royalty fees to recognize based on actual JNJ sales to end users during the fourth quarter of 2005.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 10% and 9%, respectively, to product revenue in the three and nine months ended September 30, 2005 and increased 92% and decreased 1% compared to the same three- and nine-month periods of 2004, primarily due to timing of orders and shipping patterns.  We expect sales of HYVISC in 2005 to be relatively flat compared to 2004.  We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the quarter ended September 30, 2005, sales of ophthalmic products contributed 67% of our product revenue reflecting an increase in sales of ophthalmic products of 27% compared to third quarter of 2004.  Sales to Bausch & Lomb accounted for 92% of ophthalmic sales for the third quarter of 2005 and contributed 62% of product revenue for the period.  Our ophthalmic sales were significantly impacted as a result of a voluntary product recall instigated by our discovery of defective vendor-supplied finished goods packaged with our HA viscoelastic product.  This voluntary recall resulted in a decrease of $1,359,000 in sales of ophthalmic product for the three months ended June 30, 2005 and a corresponding similar increase in third quarter sales as we completed restocking of our customers, with very little impact on revenue from the recall for the nine month ended September 30, 2005.  However, recall related expenses of approximately $350,000 were incurred during the second and third quarters of 2005.  We expect ophthalmic product sales for 2005 to be below 2004 levels primarily due to the expiration of our agreement with Advanced Medical Optics partially offset by increased sales to Bausch & Lomb.

In December 2004, we entered into a multi-year supply agreement (the 2004 B&L Agreement) with Bausch & Lomb for viscoelastic products used in ophthalmic surgery.  Under the new agreement, which extends through December 31, 2010, and superseded the supply contract (the 2000 B&L Agreement) that was set to expire December 31, 2007, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb.  The 2004 B&L Agreement also provides us under certain circumstances with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us.  The 2004 B&L Agreement applies to all products sold by us to Bausch & Lomb from the beginning of 2004, with a price increase January 1, 2005.  Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers, STAAR Surgical Company and Cytosol Ophthalmics, Inc., who currently receive such products from us.

Our former distributor for CoEase, Advanced Medical Optics (“AMO”), completed the acquisition of the surgical ophthalmology business of Pfizer, Inc., in September 2004, which included a competing line of viscoelastic products for use in ocular surgery.  As a result, our agreement with AMO expired according to its terms in June 2005.  There were no sales to AMO in the third quarter of 2005.  Sales to AMO decreased 87% for the nine months ended September 30, 2005 compared to the same period last year.  Included in ophthalmic sales in the second quarter of 2005 is a one-time favorable retroactive price adjustment of $198,000 pursuant to the terms of our agreement with AMO. Sales to AMO contributed 19% of ophthalmic product revenue and 10% of total product revenue for the year ended December 31, 2004.

Research and Development

Our current research and development efforts are focused on our chemically modified formulations of HA designed for longer residence time in the body.  We initiated a U.S. pivotal clinical trial for our product for cosmetic tissue augmentation (CTA), a therapy for correcting dermal defects, including facial wrinkles, scar remediation and lip augmentation, in May 2004.  The trial was designed to evaluate the effectiveness of CTA for correcting nasolabial folds and was conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S.  Patient enrollment was completed during the third quarter of 2004 and patients were monitored for 6 to 12 months following initial treatment.  In the second quarter we completed our review of the clinical study and all primary end points were met for our CTA product.  On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement, and we filed our PMA application with the FDA seeking approval to market and sell our CTA product in the United States.  The Company will continue the development effort on a go forward basis which will be self-funded.

In April 2004 we initiated a pilot human clinical trial for INCERT®-S, a chemically modified form of HA designed to act as a barrier to prevent internal tissue adhesion and scarring following spinal surgery.  The clinical trial was conducted at two centers in the U.K. Patient enrollment was concluded during the second quarter of 2005 with a total of 27 patients enrolled. This clinical trial was completed during the third quarter of 2005.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

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

Under the 2000 B&L Agreement, the price for units sold in a calendar year was dependent on total unit volume of sales to Bausch & Lomb and other customers of certain ophthalmic products during the year.  Prices fluctuated based on sales levels, and interim quarters were subject to possible retroactive price adjustments when the actual annual unit volume for the year became known.  Given the pricing in this arrangement was not fixed and was determined based on qualifying sales to multiple customers, we determined that we could not reliably estimate the rebate, and accordingly, we deferred the maximum rebate that could be due until the annual sales volume was known in the fourth quarter.  Under the 2004 B&L Agreement, the pricing is based solely on ophthalmic products sold to Bausch & Lomb. While the unit prices will be discounted for those units in excess of cumulative minimum sales levels, no additional amounts will be rebated.  Starting in the 2005 first quarter, the applicable discount has been measured quarterly, subject to adjustment based on cumulative annual thresholds.

In July 2004 the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson.  This arrangement included up front payments, specified funding of ongoing development activities, milestones upon achievement of predefined goals, and payments for supply of CTA products and royalties on sales.  We believed this was a multiple element arrangement that fell under the scope of EITF 00-21.  Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  While this arrangement included several elements, we believed that two separate units of accounting exist (a combined license and development unit and a manufacturing unit) under the EITF 00-21 model.

We accounted for the combined license and development unit using the performance based revenue recognition model. Pursuant to this model, we estimated both the total revenues we expected to earn and the expenses we expected to incur related to the license and development unit. We recognized revenue based on the proportion of effort expended to total estimated effort, limited to the amount of non-refundable cash received or receivable. Quarterly, we reviewed our estimates of total revenue and expenses related to the license and development unit. Actual revenue earned and/or expenses incurred may differ from our estimates and may have a material affect upon our results of operations.

Under the OrthoNeutrogena Agreement, we received non-refundable upfront fees of $1,000,000 and reimbursement for approximately $1,305,000 of costs which we incurred prior to the inception date of this agreement.  We have treated both these amounts as upfront fees that we will recognize over the expected term of the license and development unit.  In addition to the upfront fees, we received reimbursement of pre-approved development costs. For 2004, we recognized $1,392,000 as contract revenue under this arrangement pursuant to the performance-based model.  For the quarter and six months ended June 30, 2005 we recognized an additional $2,249,000 and $3,167,000, respectively, as contract revenue under this arrangement pursuant to the performance-based model. On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement.  The Company received a termination payment of $3,115,000 from ONI including $815,000 for all outstanding clinical study costs incurred and committed to by the Company at the termination date.  Given there is no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005, including $251,000 of previously deferred revenue under the performance-based model.  Total contract revenue recognized during the third quarter of 2005 related to the agreements with OrthoNeutrogena was $3,366,000.

In December 2003, the Company entered into a ten-year licensing and supply agreement (the OBI Agreement) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  Effective August 2005, the right to market ORTHOVISC has been limited to the U.S.  Under the OBI Agreement, Ortho Biotech will perform sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC.  Ortho Biotech also has certain rights to develop and commercialize other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  In support of the license, the OBI Agreement provides that Ortho Biotech will fund post-marketing clinical trials for new indications of ORTHOVISC.  The Company received an initial payment of $2,000,000 upon entering into the OBI Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations.  We evaluated the terms of the OBI Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, we have deferred non refundable payments of $27,000,000 which we recognize ratably over the expected 10 year term of the OBI Agreement. The actual term of the OBI Agreement may differ from our estimates and may have a material affect upon our future results of operations.  Effective July 1, 2005, administration of the OBI Agreement was assumed by DePuy Mitek, also a member of the Johnson & Johnson family, and DePuy Mitek is now responsible for administering the agreement on behalf of Johnson & Johnson.

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

In 2004, we achieved milestones under the OBI Agreement and received payments totaling $25,000,000 which we recognized as taxable income in 2004.  As a result, we have determined that we will be able to utilize all of our net operating loss and credit carry-forwards in 2004 to offset part of our taxable income.  In accordance with our revenue recognition policy, for financial statement purposes, the milestone payments totaling $25,000,000 were deferred and are being recognized ratably over the expected ten-year term of the OBI Agreement.  We recorded a deferred tax asset of $9,100,000 representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2004.  Based on management’s expectations regarding future profitability, we released the valuation allowance previously established against our deferred tax assets and recorded a one-time income tax benefit of $7,039,000 in the first quarter of 2004.  As of September 30, 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Product revenue.  Product revenue for the quarter ended September 30, 2005 was $5,999,000, an increase of $445,000, or 8%, compared to $5,554,000 for the quarter ended September 30, 2004. Product revenue for the nine months ended September 30, 2005 was $15,760,000, a decrease of $1,053,000, or 6%, compared to $16,813,000 for the nine months ended September 30, 2004.

Three Months Ended September 30,

(in thousands)

			Increase (Decrease)
	2005	2004	$	%
Ophthalmic Products	$4,010	$3,137	$873	28%
ORTHOVISC®	1,405	2,113	(708)	(34)%
HYVISC®	584	304	280	92%
	$5,999	$5,554	$445	8%

Nine Months Ended September 30,

(in thousands)

			Increase (Decrease)
	2005	2004	$	%
Ophthalmic Products	$8,349	$8,199	$150	2%
ORTHOVISC®	5,998	7,184	(1,186)	(17)%
HYVISC®	1,413	1,430	(17)	(1)%
	$15,760	$16,813	$(1,053)	(6)%

The increase in Ophthalmic product sales for the quarter ended September 30, 2005 is primarily attributable to the recovery from the Company’s voluntary product recall in early July related to products shipped in the second quarter of 2005 resulting from our discovery of defective vendor-supplied finished goods packaged with our HA viscoelastic product.  This voluntary recall reduced sales of ophthalmic product for the second quarter by $1,359,000.  Sales to Bausch & Lomb increased 72% and 28%, respectively, for the three and nine months ended September 30, 2005 compared to the same period last year and contributed 62% and 46% of product revenue for the three and nine months in 2005.  Under the 2000 B&L Agreement, we deferred $380,000 and $1,014,000 of revenue in the three and nine months of 2004, respectively.  The 2004 B&L Agreement retroactively applied to sales from the beginning of 2004.  As a result, in the fourth quarter of 2004, the Company applied the unit pricing terms under the 2004 B&L Agreement to its 2004 Bausch & Lomb sales activity.  By applying this new pricing to 2004 transactions, the Company earned $761,000 of revenue which was previously deferred during the first nine months of 2004 and rebated $252,000 to Bausch & Lomb.  Under the 2004 B&L Agreement, pricing is based solely on ophthalmic products sold to Bausch & Lomb. While the unit prices will be discounted for those units in excess of cumulative minimum sales levels, no additional amounts will be rebated.  The applicable discount has been measured quarterly, subject to adjustment based on cumulative annual thresholds.  There were no sales to AMO in the third quarter of 2005.  Sales to Advanced Medical Optics decreased 87% for the nine months ended September 30, 2005 compared to the same period last year and contributed less than 2% of product revenue for the nine months.  The decrease in sales to Advanced Medical Optics is attributable to Advanced Medical Optics’ acquisition of a competing line of viscoelastic products for use in ocular surgery.  Our agreement with Advanced Medical Optics expired according to its terms in June 2005.

The decrease in ORTHOVISC sales for the three and nine months ended September 30, 2005, is primarily due to overstocking of inventory by JNJ in 2004.  This resulted in substantially lower purchases of ORTHOVISC by JNJ from the Company in 2005.  This domestic decrease was partially offset by continued robust international sales.  U.S. sales of ORTHOVISC were 4% and 8%, respectively of product sales for the three and nine months ended September 30, 2005 compared to 24% and 25%, respectively, of product sales for each of the same periods last year.  The impact of the decrease in unit sales was partially offset by an increase in royalty fees tied to end-user sales.  International sales of ORTHOVISC increased 50% and 61%, respectively for the three and nine months ended September 30, 2005 compared to the same periods last year.  The increase in international sales was primarily attributable to increased market penetration by our distributors in Turkey, Canada, and other European and Middle East countries.

The increase in HYVISC sales for the three months ended September 30, 2005 and the decrease in HYVISC sales for the nine months ended September 30, 2005 compared to the same periods last year are believed to be primarily attributable to distributor stocking patterns.  HYVISC sales contributed 10% and 6% of product revenue for the quarter ended September 30, 2005 and 2004, respectively. HYVISC sales contributed 9% of product revenue in both of the nine months ended September 30, 2005 and 2004.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the three and nine months ended September 30, 2005 was $4,059,000 and $8,609,000, respectively, compared to $853,000 and $1,997,000 for the three and nine months ended September 30, 2004.  For the third quarter and first nine months of 2005, licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech.  These amounts are being recognized as revenue ratably over the ten-year expected life of the agreement, or $675,000 per quarter commencing in the first quarter of 2005.  As of September 30, 2004, $22,000,000 of the up-front and milestone payments had been received and $1,667,000 was included in income.  Contract revenue was $3,365,000 and $6,532,000 for the three and nine months ended September 30, 2005.  Through June 30, 2005, contract revenue totaled $3,167,000 and consisted of reimbursement of clinical and development costs from OrthoNeutrogena recorded utilizing a performance-based method for revenue recognition.  On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement.  Under the terms of the termination agreement, the Company received a termination payment of $3,115,000 from ONI including $815,000 for all outstanding clinical study costs incurred and committed to by the Company at the termination date.  Given there is no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005, including $251,000 of previously deferred revenue under the performance-based model.  Total contract revenue recognized during the third quarter of 2005 related to the agreements with OrthoNeutrogena was $3,366,000.

Gross profit.  Gross profit for the quarter ended September 30, 2005 was $6,291,000, or 63% of revenue, compared to a gross profit of $3,956,000, or 62% of revenue, for the quarter ended September 30, 2004.  Gross margin on product revenue was 37% for the quarter ended September 30, 2005 compared with 56 % for the quarter ended September 30, 2004. Gross profit for the nine months ended September 30, 2005 was $15,491,000, or 64% of revenue, compared to a gross profit of $11,196,000, or 60% of revenue, for the nine months ended September 30, 2004.  Gross margin on product revenue was 44% for the nine months ended September 30, 2005 compared with 55% for the nine months ended September 30, 2004.  The increase in gross profit for the nine months and quarter ended September 30, 2005, as compared with same period last year is attributable to the increase in licensing, milestone and contract revenue, which includes the $2.3 million termination fee discussed above, partially offset by the decrease in gross margin on product revenue.  Gross margin on product revenue during the three and nine month periods decreased primarily due to the cost impact of the ophthalmic product recall of $170,000 and $350,000, respectively, as well as an unfavorable mix shift to less profitable ophthalmic and international products.

Research & development.  Research and development expense for the quarter ended September 30, 2005 was $979,000 a decrease of $9,000, or 1%, compared to $988,000 for the quarter ended September 30, 2004.  Research and development expense for the nine months ended September 30, 2005 was $3,638,000 an increase of $618,000, or 20%, compared to $3,020,000 for the nine months ended September 30, 2004. Research and development expense includes costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development.  The decrease for the quarter was attributable to the winding down of costs in the third quarter related to the pivotal clinical trial for our CTA product initiated in May 2004.  For the nine months ended September 30, 2005 versus the prior year comparable period, the increase in research and development expenses is primarily attributable to expenditures associated with the CTA trial and the pilot study for INCERT-S initiated in April 2004, as well as engineering and scale-up activities in preparation for the manufacture of our CTA product.  We expect research and development expenses will increase in the future related to follow on CTA clinical trials, next generation ORTHOVISC products, and other research and development programs in the pipeline.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended September 30, 2005 was $1,393,000, a decrease of $64,000, or 4%, compared to $1,457,000 for the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 2005 was $4,160,000, a decrease of $12,000 or less than 1%, compared to $4,172,000 for the same period last year. Selling, general and administrative expenses for the three and nine months decreased primarily due to lower than expected business development expenses, which was partially offset by higher professional fees related to recruiting, accounting and auditing services.  The Company expects that selling, general and administrative expenses will increase in the future related to recruiting costs, strategic planning efforts, and infrastructure expansion.

Interest income.  Interest income for the three and nine months ended September 30, 2005 was $332,000 and $819,000, respectively, an increase of $225,000, or 210%, and $586,000 or 252% compared to $107,000 and $233,000 for the same periods last year. The increase is primarily attributable to a higher average balance in cash and cash equivalents combined with higher interest rates.

Income taxes.  Provision for income taxes was $1,720,000 and $3,441,000 for the three and nine months ended September 30, 2005 compared to $734,000 and $1,841,000 for the same periods last year. The effective tax rate for the nine months ended September 30, 2005 was approximately 40%. As a result of the receipt of the $20,000,000 milestone payment in February 2004 from Ortho Biotech, the operating results and forecasted future income supported an assertion that ultimate realization of our deferred tax assets is more likely than not.  Accordingly, we fully released the valuation allowance and recorded a one-time tax benefit of $7,039,000 which is reflected in the results of operations for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, cash and cash equivalents totaled $45,872,000 compared to $39,339,000 at December 31, 2004.  Working capital increased to $46,285,000 at September 30, 2005 compared to $42,135,000 as of the prior year end.  We require cash to fund our operating expenses and to make capital expenditures.  We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands.  Historically we have funded our cash requirements from cash flows from operations and available cash and investments on hand.

Cash provided by operating activities was $7,106,000 for the nine months ended September 30, 2005 compared with $18,623,000 for the nine months ended September 30, 2004.  Cash provided by operating activities in the first nine months of 2005 resulted primarily from net income of $5,071,000, tax benefits related to stock option plans of $1,116,000, lower accounts receivable of $787,000, lower inventory of $882,000, and net higher payables and accrued expenses of $528,000.  This was partially offset by a decrease in deferred revenue of $3,946,000.  The lower accounts receivable amount is the result of collecting all amounts due from OrthoNeutragena in September 2005 with no resultant balance as of the end of the quarter.  The lower inventory reflects a decrease in finished goods inventory as the Company restocked ophthalmic product customers.  The net increase in accounts payable and accrued expenses is the result of the timing of receipt and payment of invoices. The decrease in deferred revenue reflects the amortization of upfront and milestone payments from Ortho Biotech combined with final revenue recognition under a performance based model associated with upfront payments received from OrthoNeutrogena, as a result of the termination of the agreement.  Cash provided by operating activities for the nine months ended September 30, 2004 primarily reflects an increase in deferred revenue of $21,579,000 due to a $20,000,000 milestone payment received from Ortho Biotech in February 2004 related to FDA approval of ORTHOVISC.

Cash used in investing activities was $1,084,000 for the nine months ended September 30, 2005.  Cash used in investing activities for 2005 reflects capital expenditures primarily for manufacturing and computer equipment.  We expect to increase our capital expenditures in 2005 compared to 2004 primarily for upgrading and expanding our manufacturing and packaging equipment.  Cash provided by investing activities was $398,000 from the release of restricted cash for the nine months ended September 30, 2004, partially offset by capital expenditures of $420,000, also for upgrading manufacturing and computer equipment.

Cash provided by financing activities of $511,000 and $390,000 for the nine months ended September 30, 2005 and 2004, respectively, reflects the proceeds from the exercise of stock options.

Including the cash used in investing activities to date in 2005, we expect to incur approximately $3,500,000 on capital expenditures related to general facilities improvements, including manufacturing facility upgrades, and manufacturing equipment for the CTA product.  Capital equipment related to the CTA product launch accounts for approximately $2,000,000 of the $3,500,000 expenditures.  We expect that approximately $1,6000,000 of the $3,500,000 capital expenditures will be incurred in 2005, and the balance is expected to be spent in the first half of 2006.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for the first annual reporting period beginning after September 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment,” also known as SFAS 123(R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method.  SFAS 123(R)’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after September 15, 2005.  SFAS 123(R) includes three transition methods: one that provides for prospective application and two that provide for retrospective application.  In April 2005, the SEC issued a new rule allowing companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, we intend to adopt SFAS 123(R) prospectively commencing in the first quarter of the fiscal year ending December 31, 2006; it is expected that the adoption of SFAS 123(R) will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123(R).  We currently expect this expense to have a material impact on our results of operations.

In April 2005, the SEC issued Staff Accounting Bulletin 107, “Shares-Based Payment,” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R).  At present, we have not evaluated the effect of this standard.

In October 2005, the FASB announced that FSP No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, is effective for reporting periods beginning after December 15, 2005. This position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial condition, results of operations or cash flows.

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

Our HA products under development, including a product for the cosmetic tissue augmentation market (CTA), and INCERT®, a product designed to prevent surgical adhesions, have not obtained U.S. regulatory approval for commercial marketing and sale.  We received Conformité Européenne marking (CE marking), a foreign regulatory approval for commercial marketing and sale, for INCERT in the third quarter of 2004.  We believe that these products will be regulated as Class III medical devices in the U.S. and will require a PMA prior to marketing.  On September 1, 2005 we filed our PMA application with the FDA seeking approval to market and sell our CTA product in the United States.

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

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us.  Under the terms of the 2004 B&L Agreement, effective December 15, 2004, we continue to be Bausch & Lomb’s exclusive global supplier (other than with respect to Japan) of AMVISC and AMVISC Plus ophthalmic viscoelastic products.  The B&L Agreement expires December 31, 2010, and superseded an existing supply contract with Bausch & Lomb that was set to expire December 31, 2007.  The new contract also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us.  In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur.  For the nine months ended September 30, 2005 and 2004, sales of AMVISC products to Bausch & Lomb accounted for 26% and 29% of total revenues, respectively.

Our distributor for CoEase, Advanced Medical Optics, completed its previously announced acquisition of the surgical ophthalmology business of Pfizer, Inc. in June 2004, which includes a competing line of viscoelastic products for use in ocular surgery.  As a result, our agreement with Advanced Medical Optics has not been renewed and terminated in June 2005 upon its expiration.  Sales to Advanced Medical Optics were less than 2% of total revenue for the nine months ended September 30, 2005 compared to 10% of total revenue for the first nine months of 2004.  Sales to Advanced Medical Optics were 8% of total revenue for the year ended December 31, 2004, or approximately $2.2 million.  As a result, in the future we may not be able to sustain current product revenue levels in our ophthalmic business.

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

In December 2003, we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico.  In the second quarter of 2005, DePuy Mitek, Inc., another Johnson & Johnson company, began selling ORTHOVISC in the U.S.  DePuy Mitek is a developer, manufacturer and marketer of innovative medical devices for surgery, with a focus on sports medicine and soft tissue reconstruction.  Effective July 1, 2005, administration of the OBI Agreement was assumed by DePuy Mitek who is now responsible to administer the agreement on behalf of Johnson & Johnson. Effective August 2005, the right to market ORTHOVISC has been limited to the U.S.  Under the OBI Agreement DePuy Mitek will perform sales, marketing and distribution functions.  Additionally, DePuy Mitek licensed the right to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis.  DePuy Mitek also has certain rights to develop and commercialize other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology.  We do not expect that the effect of this broadened sales effort will begin to impact ORTHOVISC revenues prior to 2006, nor can we provide assurance that these efforts will have a material effect on ORTHOVISC sales.  For the nine months ended September 30, 2005 and 2004, sales of ORTHOVISC under the OBI Agreement and royalties tied to end-user sales accounted for 5% and 23% of total revenue, respectively.  We provide no assurance that these efforts will have a material effect on ORTHOVISC sales. Furthermore, we cannot predict whether the license granted to Ortho Biotech in the OBI Agreement to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology will result in any new products or indications for use.

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

We had cash and cash equivalents of approximately $45,872,000 at September 30, 2005.  Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

During the nine months ended September 30, 2005 and 2004, approximately, 42 % and 24%, respectively, of our product sales were to international distributors.  Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold.  A number of risks are inherent in international sales and operations.  For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.  Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users and most of whom are significantly larger companies than us.  For the nine months ended September 30, 2005, three customers accounted for 78.2% of product revenue.  While it is expected that our ability to market ORTHOVISC in the U.S. will reduce our dependence on revenues from Bausch & Lomb, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues.  Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.  In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected.  If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations.  Furthermore, we may be subject to the perceived or actual leverage the customers may have given their relative size and importance to us in any future negotiations.  Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations.  Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers.  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

From our inception through December 31, 1996 and 1999 through 2002 we incurred annual operating losses.  For the years ended December 31, 2004 and 2003, we recorded net income of $11,190,000 and $827,000, respectively.  For the nine months of 2005 we recorded net income of $5,071,000 and as of September 30, 2005, we had retained earnings of approximately $2,692,000.  Our ability to maintain profitability is uncertain.  The continued development of our products will require the commitment of substantial resources to conduct research and preclinical and clinical development programs, and the establishment of sales and marketing capabilities or distribution arrangements either by us or our partners.  We cannot assure you that we will be able to develop these products or new medical applications of our existing products or technology, or that if developed, the necessary regulatory approvals will be obtained, or if obtained, that sales, marketing and distribution capabilities and arrangements will be established in order to permit us to maintain profitability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.  All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

(b)                                 Changes in internal controls.

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

(10) Material Contracts

*10.1

Letter Agreement dated as of August 31, 2005 regarding the termination of the License Agreement, dated as of July 23, 2004, between the Company and OrthoNeutrogena Division, OrthoMcNeil Pharmaceutical, Inc.

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

ANIKA THERAPEUTICS, INC.

November 7, 2005	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan Chief Financial Officer (Principal Financial Officer)