Form 10-Q
period 2006-03-31
ANIKA THERAPEUTICS INC
filed 2006-05-09
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check One):

☐  Large accelerated filer                  ☒  Accelerated filer                     ☐  Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.               At April 21, 2006 there were 10,572,832 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$44,459,721	$44,746,656
Accounts receivable, net of reserves of $22,558 at March 31, 2006 and December 31, 2005	2,240,377	2,066,240
Inventories	3,500,983	3,270,678
Current portion deferred income taxes	1,301,085	1,301,085
Prepaid expenses	635,701	1,025,481
Total current assets	52,137,867	52,410,140
Property and equipment, at cost	12,315,696	11,949,439
Less: accumulated depreciation	(9,940,268)	(9,853,177)
	2,375,428	2,096,262
Long-term deposits	143,060	143,060
Deferred income taxes	8,036,426	7,968,481
Total Assets	$62,692,781	$62,617,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$789,335	$1,277,782
Accrued expenses	1,200,957	1,718,916
Deferred revenue	2,767,861	2,830,046
Total current liabilities	4,758,153	5,826,744
Long-term deferred revenue	18,225,000	18,900,000
Commitments and contingencies (note 7)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,572,395 shares issued and outstanding at March 31, 2006, 10,500,393 shares issued and outstanding at December 31, 2005	105,724	105,004
Additional paid-in-capital	35,209,841	34,272,881
Retained earnings	4,394,063	3,513,314
Total stockholders’ equity	39,709,628	37,891,199
Total Liabilities and Stockholders’ Equity	$62,692,781	$62,617,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006	2005
Product revenue	$6,265,833	$5,676,937
Licensing, milestone and contract revenue	687,127	1,614,350
Total revenue	6,952,960	7,291,287

Operating expenses:
Cost of product revenue	3,047,818	2,993,964
Research & development	1,076,792	1,199,209
Selling, general & administrative	1,788,999	1,292,075
Total operating expenses	5,913,609	5,485,248
Income from operations	1,039,351	1,806,039
Interest income	461,074	212,209
Income before income taxes	1,500,425	2,018,248
Provision for income taxes	619,676	816,008
Net income	$880,749	$1,202,240
Basic net income per share:
Net income	$0.08	$0.12
Basic weighted average common shares outstanding	10,526,672	10,269,389
Diluted net income per share:
Net income	$0.08	$0.11
Diluted weighted average common shares outstanding	11,218,360	11,264,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended
(Unaudited)

	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$880,749	$1,202,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	87,091	109,154
Stock-based compensation expense	382,537	—
Tax benefits from exercise of stock options	—	138,869
Change in prepaid taxes related to exercises of stock option	(156,821)	—
Deferred income taxes	(67,945)	—
Changes in operating assets and liabilities:
Accounts receivable	(174,137)	(203,993)
Inventories	(230,305)	462,434
Prepaid expenses	546,601	760,346
Accounts payable	(488,447)	(4,930)
Accrued expenses	(517,959)	(454,902)
Deferred revenue	(737,185)	(1,080,386)
Net cash provided by (used for) operating activities	(475,821)	928,832

Cash flows from investing activities:
Purchase of property and equipment	(366,257)	(65,321)
Net cash used in investing activities	(366,257)	(65,321)

Cash flows from financing activities:
Proceeds from exercise of stock options	398,322	134,333
Tax windfall from exercises of stock options	156,821	—
Net cash provided by financing activities	555,143	134,333

Increase (decrease) in cash and cash equivalents	(286,935)	997,844
Cash and cash equivalents at beginning of period	44,746,656	39,339,359
Cash and cash equivalents at end of period	$44,459,721	$40,337,203

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,532	$20,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection and healing. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in over 15 countries. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. Potential products in development include an HA based dermal filler used for cosmetic tissue augmentation (CTA) applications, and INCERT®, an HA based anti-adhesive for surgical applications.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any future periods.

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

Product Revenue

The Company recognizes revenue from the sales of products it manufactures upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable, the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices.

License, Milestone and Contract Revenue

In July 2004, the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for the Company’s CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. This arrangement included up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, and payments for supply of CTA products and royalties on sales. Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. The Company accounted for the combined license and development unit using the performance based revenue recognition model. Under the OrthoNeutrogena Agreement, the Company received non-refundable upfront fees of $1,000,000 and reimbursement for approximately $1,305,000 of costs which it incurred prior to the inception date of this agreement. The Company treated both these amounts as upfront fees that would be recognized over the expected term of the license and development unit. In addition to the upfront fees, the Company received reimbursement of pre-approved development costs. For the three months ended March 31, 2005, the Company recognized $918,354 as contract revenue for this arrangement under the performance-based method. On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. The Company received a termination payment of $3,115,000 from OrthoNeutrogena including $815,000 for all outstanding clinical study costs incurred and committed to by the Company at the termination date. Given there is no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. See Note 4 for additional disclosures.

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

Product revenue by product group is as follows:

	Three Months Ended
	March 31,
	2006	2005
Ophthalmic Products	$2,937,170	$2,768,655
ORTHOVISC®	2,641,423	2,401,380
HYVISC®	687,240	506,902
	$6,265,833	$5,676,937

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue
	Three Months Ended March 31,
	2006	2005
Bausch & Lomb Incorporated	43.2%	44.1%
Pharmaren AG/Biomeks	21.8%	20.2%
Depuy Mitek / Ortho Biotech	13.5%	13.4%
Boehringer Ingelheim Vetmedica	11.0%	8.9%
	89.5%	86.6%

As of March 31, 2006, four customers represented 83% of the Company’s accounts receivable balance and as of December 31, 2005, six customers represented 91% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenues are as follows:

	Three Months Ended March 31,
	2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$3,900,824	62.3%	$3,574,831	63.0%
Turkey	1,367,188	21.8%	1,146,845	20.2%
Europe and Other	997,821	15.9%	955,260	16.8%
Total	$6,265,833	100.0%	$5,676,936	100.0%

Recent Accounting Pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, Accounting Changes and Error Corrections, (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 or beginning on July 1, 2006. SFAS 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not have a material effect on our financial position or results of operations.

4.              Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions SFAS 123R, which establishes accounting for equity instruments exchanged for employee services. The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grants. The fair value of each stock option and stock appreciation rights awards during the first quarter of 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Risk-free interest rate	4.32% - 4.46%	3.54% - 3.58%
Expected volatility	65.76%	70.63%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $382,537 of share-based compensation expense during the first quarter of 2006 for stock options, stock appreciation rights and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees. Prior to 2006, the Company granted stock options to employees and members of the Board of Directors. In the first quarter of 2006, the Company granted 94,850 shares of share-based stock appreciation rights to members of its Board of Directors and company officers. The Company also granted 12,500 shares of stock options and 10,500 shares of restricted stock to non-officer employees during the first quarter of 2006. These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. See discussions under “Stock Option Plans” for more details, including key standard terms. The Company did not recognize compensation expense for employee share-based awards for the three months ended March 31, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three Months Ended March 31, 2005
Net income
As reported	$1,202,240
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards, net of taxes	(148,452)
Pro forma net income	$1,053,788
Basic net income per share
As reported	$0.12
Proforma	$0.10
Diluted net income per share
As reported	$0.11
Proforma	$0.09

For the period ended March 31, 2006, the adoption of SFAS 123R had the following effect on reported amounts:

Three Months Ended
March 31, 2006
SFAS 123R Impact

Income from operations	$382,537
Income before income taxes	382,537
Net income	224,549

Basic net income per share	$0.02
Diluted net income per share	$0.02

Stock Option Plans

The Company had reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the “1993 Plan”). In addition, the Company also established the Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 40,000 shares of the Company’s common stock for issuance to the Board of Directors. On March 3, 2003, the 1993 Plan expired in accordance with its terms and approximately 662,000 shares reserved under the plan were released. On April 4, 2003 the Board of Directors approved the 2003 Anika Therapeutics, Inc. Stock Option and Incentive Plan (the “2003 Plan”). The Company has reserved 1,500,000 shares of common stock for grant to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003. The Company issues new shares upon share option exercise from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Awards contain service condition and generally vest over 4 years with 25% of the shares vesting on each of the four anniversary dates from the grant date. Awards have 10-year contractual terms.

Combined stock-based awards activity under the three plans is summarized as follows:

	Stock Options and Stock Appreciation Rights		Restricted Stock
	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2006
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of year	1,797,344	$5.80	—	—
Granted	107,350	$10.49	10,500	$10.51
Canceled	(61,825)	$7.25	(1,500)	$10.51
Exercised	(72,002)	$5.53	—	—
Outstanding at end of year	1,770,867	$6.04	9,000	$10.51
Shares exercisable at end of period	1,077,367	$3.85	—	$10.51

The aggregate intrinsic value of stock options and stock appreciation rights fully vested at March 31, 2006 was $9,021,734. The total intrinsic value of options, stock appreciation rights and restricted stock units exercised was $1,933,156 at March 31, 2006. Total tax benefits realized from stock option exercises were $156,821 and $138,869 for the three months ended March 31, 2006 and 2005, respectively. The Company received $398,322 and $134,333 for exercises of stock options during the three months ended March 31, 2006 and 2005, respectively.

A summary of the activity for nonvested stock options and stock appreciation rights awards as of March 31, 2006 and changes during the three month period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2006	766,838	$4.97
Granted	107,350	$5.60
Vested	(118,863)	$2.43
Cancelled	(61,825)	$4.85
Nonvested at March 31, 2006	693,500	$5.50

The following table summarizes significant ranges of outstanding stock options and stock appreciation rights under the three plans at March 31, 2006:

	Stock Options and Stock Appreciation Rights Outstanding			Shares Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.90 - $1.05	343,576	6.26	$1.02	304,514	6.19	$1.01
$1.06 - $1.17	278,125	4.98	$1.17	259,000	4.90	$1.17
$1.18 - $4.75	88,434	5.34	$2.35	78,434	5.10	$2.15
$4.76 - $9.21	384,313	5.35	$7.20	262,125	3.73	$6.49
$9.22 - $15.45	676,419	8.70	$10.42	173,294	7.85	$9.60
	1,770,867	6.74	$6.04	1,077,367	5.47	$3.85

As of March 31, 2006, the weighted average fair value per share for options and stock appreciation rights for shares outstanding and vested were $3.71 and $2.56, respectively. As of March 31, 2006, there was approximately $2.8 million, net of forfeiture assumptions, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.72 years.

5.              Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, assumed proceeds is the sum of (i) unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the stock-based compensation. The assumed proceeds are then used to purchase common shares at the average market price during the period.

Shares used in calculating basic and diluted earnings per share for the quarters ended March 31, are as follows:

	Three Months Ended
	March 31,
	2006	2005
Weighted average number of shares of common stock outstanding	10,526,672	10,269,389
Dilutive weighted common stock equivalents	691,688	995,206
Shares used in calculating diluted earnings per share	11,218,360	11,264,595

Options to purchase approximately 57,000, and 14,000 shares were outstanding at March 31, 2006, and 2005, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

6.              Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$1,703,413	$1,594,313
Work-in-process	1,189,012	1,506,565
Finished goods	608,558	169,800
Total	$3,500,983	$3,270,678

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.              Guarantor Arrangements

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any patent or intellectual property rights, trade secret or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of or in any way connected with any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company.  The Company maintains a products liability insurance policy that limits its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the value of these indemnification agreements is minimal. The Company has no accrued warranties and has no history of claims.

8.              Income Taxes

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

The Company recorded a current provision for taxes of $619,676 and $816,008 for the three months ended March 31, 2006 and 2005, respectively. The effective tax rates were 41.3% and 40.4% for the three months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123R resulted in an increase in the 2006 effective tax rate as stock-based compensation expense relate to incentive stock options and stock appreciation rights that are non-deductible until a disqualifying event occurs and the tax benefits are realized. Prepaid taxes of $140,070 and $276,721 were included in the prepaid expenses at March 31, 2006 and 2005, respectively.

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

•       our expectations for ophthalmic products revenue;

•       our expectations regarding regular order flow for ORTHOVISC;

•       our expectations regarding HYVISC sales;

•       our expectations regarding costs related to the manufacturing facility;

•       our expectation for increases in operating expenses;

•       our expectation for increases in capital expenditures;

•       our expected tax rate and taxable revenues; and

•       the rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 14 of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection and healing. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC® , which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISCs™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In the U.S., ORTHOVISC is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in over 15 countries. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.

Products in development include an HA based dermal filler used for cosmetic tissue augmentation (CTA) applications, and INCERT®, an HA based anti-adhesive for surgical applications. In September 2005, we filed a Pre-Market Approval (PMA) application with the FDA seeking approval to market and sell our CTA product in the United States. We received Conformité Européenne marking (CE marking), a foreign regulatory approval for commercial marketing and sale, for INCERT in the third quarter of 2004. We received CE marking approval for our CTA product in the first quarter of 2006.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 28.6% of product revenue for the quarter ended March 31, 2006 and increased 9.4% compared to the first quarter of 2005. The increase was primarily due to increased market penetration in Turkey. We expect international sales to grow in 2006 compared to 2005 reflecting further increased market penetration in certain of our existing markets as well as anticipated expansion into new international markets. For these new opportunities we have assessed the world market, and we continue to make progress in developing new distribution partnerships around the world.

ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is currently marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”). The JNJ Agreement was originally entered into with Ortho Biotech Products, L.P. (OBP), also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Sales of ORTHOVISC in the U.S. contributed 13.5% of our product revenue for the quarter ended March 31, 2006 and increased 11.3% from the first quarter of 2005. Due to initial overstocking of product by OBP in 2004, no units were sold to OBP/DePuy Mitek during the last three quarters of 2005. Depuy Mitek’s inventory levels have now been reduced to the point where a more regular order flow is expected for 2006.

Sales of ORTHOVISC to end-users grew slower than anticipated since 2004 as a result of a number of factors. We believe that one of the key contributing factors to this slower growth has been reimbursement and the lack of receiving assignment of a specific reimbursement code. The Healthcare Common Procedure Coding System (HCPCS) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing. HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (CMS). As it is typical for a newly-introduced medical device, initial sales of ORTHOVISC were made without a unique reimbursement code and reimbursement submissions were made using a miscellaneous code with no specified reimbursement dollar value. We believe that using the miscellaneous reimbursement code without a specified reimbursement dollar value negatively impacted end-user sales of ORTHOVISC in 2004 and 2005. ORTHOVISC has a C-Code for hospital procedure reimbursement. The Company is operating under a miscellaneous J-Code for physician’s office reimbursement for the balance of 2006. The CMS announced in April 2006 preliminary recommendations from its workgroup formed to study reimbursement for HA based osteoarthritis products. The workgroup has recommended that all of the HA products be placed in the same J-Code for 2007. A coding decision for 2007 is expected to be finalized during the second half of 2006. The Company expects reimbursement for ORTHOVISC in the physician office setting to continue to use a miscellaneous J code during the remainder of 2006. The continued required use of a miscellaneous J code may result in physician reluctance to utilize ORTHOVISC as compared to if a unique J code had been assigned. There can be no assurance regarding the future course CMS will set for ORTHOVISC reimbursement. Depuy Mitek is taking steps to assist in the reimbursement process in physicians’ offices. Year-to-date, Depuy Mitek significantly expanded the size of its product specialist team from 13 professionals in the field across the country at the end of last year. These professionals were added to support Depuy Mitek’s sales representatives and to provide hands-on assistance to the physicians’ offices. Depuy Mitek also has developed a Web site for physicians’ office personnel as a resource for reimbursement issues.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 11.0% to product revenue for the quarter ended March 31, 2006 and increased 35.6% compared to first quarter of 2005. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the quarter ended March 31, 2006, sales of ophthalmic products contributed 46.9% of our product revenue reflecting an increase in sales of ophthalmic products of 6.1% compared to the first quarter of 2005. Sales to Bausch & Lomb accounted for 92.2% of ophthalmic sales for the first quarter of 2006 and contributed 43.2% of product revenue for the period. We expect ophthalmic product sales for 2006 to increase from 2005 levels.

Research and Development

Our cosmetic tissue augmentation (CTA) product is based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body. Cosmetic tissue augmentation is a therapy designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation. This new class of tissue filler technology based on HA is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. In October 2005, we substantially completed a pivotal U.S. clinical trial to evaluate CTA’s effectiveness for correcting nasolabial folds. The trial was conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S. The six month primary endpoint results of this trial were submitted to the U.S. Food and Drug Administration (“FDA”) in a Pre-Market Approval (“PMA”) application in September 2005. In the first quarter of 2006, we received CE mark approval to market our CTA product in the European Union. The Company is currently seeking a worldwide distribution partner for this product. During the first quarter of 2006, we commenced a European follow-on CTA trial. Enrollment in the trial has been completed and 6 month follow up is expected to be completed in the fourth quarter of 2006.

INCERT-S is our product designed to reduce post-surgical fibrosis following spinal surgery. We completed a pilot human clinical trial in Europe in December 2005 involving patients undergoing spinal surgery, and the results of the clinical trial demonstrated safety.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

Revenue Recognition.

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Product Revenue

The Company recognizes revenue from the sales of products it manufactures upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable, the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices.

License, Milestone and Contract Revenue

In July 2004, the Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) for our CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. This arrangement included up front payments, funding of ongoing development activities, milestones upon achievement of predefined goals, and payments for supply of CTA products and royalties on sales. Under the EITF 00-21 framework, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. The Company accounted for the combined license and development unit using the performance based revenue recognition model. Under the OrthoNeutrogena Agreement, the Company received non-refundable upfront fees of $1,000,000 and reimbursement for approximately $1,305,000 of costs which it incurred prior to the inception date of this agreement. The Company treated both these amounts as upfront fees that would be recognized over the expected term of the license and development unit. In addition to the upfront fees, the Company received reimbursement of pre-approved development costs. For the three months ended March 31, 2005, the Company recognized $918,354 as contract revenue for this arrangement under the performance-based method. On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. The Company received a termination payment of $3,115,000 from OrthoNeutrogena including $815,000 for all outstanding clinical study costs incurred and committed to by the Company at the termination date. Given that there are no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005.

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

Stock-based Compensation.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Prior to 2006, the Company granted stock options to employees and members of the Board of Directors. In the first quarter of 2006, the Company granted 94,850 shares of share-based stock appreciation rights to members of its Board of Directors and company officers. The Company also granted 12,500 shares of stock options and 10,500 shares of restricted stock to non-officer employees during the first quarter of 2006. These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. See Note 4 to consolidated financial statements for details.

Deferred tax assets.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of March 31, 2006, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Product revenue. Product revenue for the quarter ended March 31, 2006 was $6,265,833, an increase of $588,896, or 10.4%, compared to $5,676,937 for the quarter ended March 31, 2005.

Quarter Ended March 31,
(in thousands)			Increase (Decrease)
	2006	2005	$	%
Ophthalmic Products	$2,937,170	$2,768,655	$168,515	6.1%
ORTHOVISC®	2,641,423	2,401,380	240,043	10.0%
HYVISC®	687,240	506,902	180,338	35.6%
	$6,265,833	$5,676,937	$588,896	10.4%

The increase in Ophthalmic product sales for the quarter ended March 31, 2006 is primarily attributable to increased sales to Bausch & Lomb. Sales to Bausch & Lomb increased 8.1% for the quarter ended March 31, 2006 compared to the same period last year and contributed 43.2% of product revenue for the quarter.  The increase in sales during the first quarter of 2006 is primarily related to Bausch & Lomb’s ordering patterns and is not indicative of results for the remainder of 2006.

The increase in ORTHOVISC sales for the quarter ended March 31, 2006, is primarily due to an increase in international sales to our distributor in Turkey. International sales of ORTHOVISC were 28.6% of product sales for the quarter ended March 31, 2006, an increase of 9.4% from the same period last year. Sales of ORTHOVISC to our U.S. distributor, Depuy Mitek, were 13.5% of product sales for the quarter ended March 31, 2006, an increase of 11.3% from the same period last year. As a result of initial overstocking of product by Ortho Biotech in 2004 associated with the U.S. launch, no units were sold to Ortho Biotech  and DePuy Mitek during the last three quarters of 2005. Depuy Mitek’s inventory levels have now been reduced to the point where a more regular order flow is expected for 2006.

The increase in HYVISC sales for the quarter ended March 31, 2006 compared to the same periods last year is believed to be primarily attributable to distributor ordering patterns. HYVISC sales contributed 11.0% and 8.9% of product revenue for the quarters ended March 31, 2006 and 2005, respectively. The increase in sales during the first quarter of 2006 was due to timing differences in customer order pattern. Despite the increase in sales during the first quarter of 2006, we expect sales of HYVISC to decrease in 2006 from 2005 based on current customer orders.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the quarter ended March 31, 2006 was $687,127, compared to $1,614,350 for the quarter ended March 31, 2005. For the first quarter of 2006, licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter. Licensing, milestone and contract revenue in the first quarter of 2005 included $918,354 of contract revenue in connection with our development and commercialization contract with OrthoNeutrogena for its hyaluronic acid-based cosmetic tissue augmentation product, which was terminated in the third quarter of 2005.

Product gross profit. Gross profit for the quarter ended March 31, 2006 was $3,218,015, or 51.4% of revenue, an increase of $535,042, or 19.9%, from gross profit of $2,682,973, representing 47.3% of product revenue, for the quarter ended March 31, 2005. The increase in product gross profit is due primarily to higher production volume and lower raw material prices during the first quarter of 2006 compared to the same period in 2005.

Research & development. Research and development expenses for the quarter ended March 31,

2006 was $1,076,792 a decrease of $122,417, or 10.2%, compared to $1,199,209 for the quarter ended March 31, 2005. Research and development expenses include costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the costs of clinical trials, and the preparation and processing of applications for regulatory approvals at various relevant stages of development. The decrease in research and development expenses for the first quarter of 2006 is primarily attributable to the completion of the pivotal CTA clinical trial during the fourth quarter of 2005, partially offset by costs related to a smaller scale European follow-on CTA trial commenced during the first quarter of 2006, as well as recording of stock-based compensation expense of $53,893 as a result of adoption of SFAS 123R effective January 1, 2006.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended March 31, 2006 was $1,788,999, an increase of $496,924, or 38.5%, compared to $1,292,075 for the same periods last year. The increase in selling, general and administrative expenses is due primarily to recording of stock-based compensation expense of $259,051 as a result of adoption of SFAS 123R effective January 1, 2006. This charge included stock-based compensation expense for selling, general and administrative employees and members of the Board of Directors. Selling, general and administrative expenses for the quarter also reflected an increase in headcount related costs of approximately $98,000 and professional services fees of approximately $51,000.

Interest income. Interest income for the quarter ended March 31, 2006 was $461,074, an increase of $248,865, or 117.3%, compared to $212,209 for the same periods last year. The increase is primarily attributable to higher interest rates.

Income taxes. Provision for income taxes was $619,676 for the quarter ended March 31, 2006 reflecting an effective tax rate of 41.3% compared to 40.4% for the quarter ended March 31, 2005.  The adoption of SFAS 123R resulted in an increase in the 2006 effective tax rate as stock-based compensation expense related to incentive stock options and stock appreciation rights that are non-deductible until a disqualifying event occurs and the tax benefits are realized.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands. Historically we have funded our cash requirements from available cash and investments on hand. At March 31, 2006, cash and cash equivalents totaled $44,459,721 compared to $44,746,656 at December 31, 2005.

Cash used for operating activities was $475,821 for the three months ended March 31, 2006 compared with cash provided by operating activities of $928,832 for the three months ended March 31, 2005. Net income of $880,749 for the first quarter of 2006 was more than offset by a net cash usage of operating assets and liabilities of $1,601,432. Major causes for the decrease in cash from operating activities during the first quarter of 2006 include an increase in accounts receivable as a result of the timing of sales in the first quarter of 2006; an increase in inventory due to the Company’s decision to increase inventory to more timely respond to customer opportunities; and decreases in accounts payable and accrued expenses reflecting vendor and employee related payments during the first quarter of 2006. The decrease in deferred revenue reflects the amortization of upfront and milestone payments from Ortho Biotech. The Company plans on modest inventory increases during the remainder of 2006 to facilitate its responses to potential customer needs. Overall working capital increased to $47,379,714 at March 31, 2006 from $46,583,396 at December 31, 2005.

Cash used in investing activities was $366,257 for the three months ended March 31, 2006. Cash used in investing activities was $65,321 for the three months ended March 31, 2005. Cash used in investing activities for 2006 primarily reflects capital expenditures for manufacturing equipment and construction costs to build a new manufacturing suite within our existing manufacturing facility in connection with our new CTA product, and computer equipment to expand operational functionality. We expect to increase our capital expenditures in 2006 primarily to complete the upgrade and expansion of our manufacturing and packaging equipment. Total costs related to manufacturing facility upgrades and manufacturing equipment for the CTA product is expected to be approximately $3,500,000, $1,300,000 of which was included in cash used in investing activities in 2005. The remaining balance is expected to be spent in the first half of 2006.

Cash provided by financing activities of $555,143 and $134,333 for the three months ended March 31, 2006 and 2005, respectively, reflects the proceeds from exercises of stock options and tax benefits from such exercises.

Recent Accounting Pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, Accounting Changes and Error Corrections, (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 or beginning on July 1, 2006. SFAS 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not have a material effect on our financial position or results of operations.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We currently are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Description

(3) Articles of Incorporation and Bylaws
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

(10) Material Contracts

*+10.1	Form of Stock Appreciation Right Agreement for Employees.

*+10.2	Form of Stock Appreciation Right Agreement for Non-Employee Directors.

(11) Statement Regarding the Computation of Per Share Earnings

11.1	See Note 5 to the Financial Statements included herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kevin W. Quinlan pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

**             Furnished herewith.

+                    Denotes a management contract or a compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

May 9, 2006	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan Chief Financial Officer (Principal Financial Officer)