Form 10-Q
period 2006-09-30
ANIKA THERAPEUTICS INC
filed 2006-11-08
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. At October 25, 2006 there were 10,729,580 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$47,420,450	$44,746,656
Accounts receivable, net of reserves of $49,724 at September 30, 2006 and $22,558 at December 31, 2005	2,747,921	2,066,240
Inventories	5,603,740	3,270,678
Current portion deferred income taxes	1,301,085	1,301,085
Prepaid expenses and other receivable	188,046	1,025,481
Total current assets	57,261,242	52,410,140
Property and equipment, at cost	13,112,484	11,949,439
Less: accumulated depreciation	(10,146,937)	(9,853,177)
	2,965,547	2,096,262
Long-term deposits	143,060	143,060
Deferred income taxes	8,141,653	7,968,481
Total Assets	$68,511,502	$62,617,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785,176	$1,277,782
Accrued expenses	1,751,065	1,718,916
Deferred revenue	2,896,527	2,830,046
Income taxes payable	1,323,262	—
Total current liabilities	6,756,030	5,826,744
Other long-term liabilities	63,410	—
Long-term deferred revenue	17,749,722	18,900,000
Commitments and contingencies (note 7)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,729,580 shares issued and outstanding at September 30, 2006, 10,500,393 shares issued and outstanding at December 31, 2005	107,296	105,004
Additional paid-in-capital	36,764,276	34,272,881
Retained earnings	7,070,768	3,513,314
Total stockholders’ equity	43,942,340	37,891,199
Total Liabilities and Stockholders’ Equity	$68,511,502	$62,617,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenue	$5,494,407	$5,998,995	$18,875,724	$15,760,065
Licensing, milestone and contract revenue	706,250	4,058,879	2,075,934	8,608,522
Total revenue	6,200,657	10,057,874	20,951,658	24,368,587

Operating expenses:
Cost of product revenue	2,125,028	3,766,762	8,063,750	8,877,934
Research & development	905,289	978,520	3,111,958	3,637,900
Selling, general & administrative	1,453,393	1,393,335	5,218,992	4,160,574
Total operating expenses	4,483,710	6,138,617	16,394,700	16,676,408
Income from operations	1,716,947	3,919,257	4,556,958	7,692,179
Interest income, net	569,229	332,457	1,520,075	818,750
Income before income taxes	2,286,176	4,251,714	6,077,033	8,510,929
Provision for income taxes	961,536	1,720,207	2,519,579	3,440,693
Net income	$1,324,640	$2,531,507	$3,557,454	$5,070,236
Basic net income per share:
Net income	$0.12	$0.24	$0.34	$0.49
Basic weighted average common shares outstanding	10,676,943	10,482,850	10,602,659	10,382,096
Diluted net income per share:
Net income	$0.12	$0.22	$0.32	$0.44
Diluted weighted average common shares outstanding	11,130,225	11,480,570	11,100,985	11,441,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended
(unaudited)

	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,557,454	$5,070,236

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	293,760	344,436
Stock-based compensation expense	1,071,747	—
Tax benefits from exercises of stock options	—	1,116,979
Change in income taxes payable related to exercise of stock options	(472,431)	—
Deferred income taxes	(173,172)	1,219,983
Changes in operating assets and liabilities:
Accounts receivable	(681,681)	787,120
Inventories	(2,333,062)	881,962
Prepaid expenses and other receivable	837,435	1,103,617
Accounts payable	(492,606)	864,852
Income taxes payable	1,795,693	—
Accrued expenses and other long-term liabilities	95,559	(336,793)
Deferred revenue	(1,083,797)	(3,946,571)
Net cash provided by operating activities	2,414,899	7,105,821

Cash flows from investing activities:
Purchase of property and equipment	(1,163,045)	(1,084,709)
Net cash used in investing activities	(1,163,045)	(1,084,709)

Cash flows from financing activities:
Proceeds from exercise of stock options	949,509	511,903
Tax benefits from exercises of stock options	472,431	—
Net cash provided by financing activities	1,421,940	511,903

Increase in cash and cash equivalents	2,673,794	6,533,015
Cash and cash equivalents at beginning of period	44,746,656	39,339,359
Cash and cash equivalents at end of period	$47,420,450	$45,872,374

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$533,719	$256,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in over 15 countries. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. INCERT® is an HA based anti-adhesive for surgical applications.  Potential products in development include an HA based dermal filler used for cosmetic tissue augmentation (CTA) applications.  In June 2006, we entered into a license and development agreement and a supply agreement with Galderma Pharma S.A. and Galderma S.A. for exclusive worldwide development and commercialization of CTA products.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the nine months ended September 30, 2006 and 2005.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any future periods.

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

On June 30, 2006, the Company entered into a License and Development Agreement with Galderma Pharma S.A., a joint venture between Nestlé and L’Oréal, and a Supply Agreement with Galderma Pharma S.A. and Galderma S.A., an affiliate of Galderma Pharma S.A., for the exclusive worldwide development and commercialization of hyaluronic acid based CTA products.  Galderma Pharma S.A. and Galderma S.A. are jointly referred to as Galderma. Under the agreements, the Company is responsible for the development and manufacturing of the CTA products, and Galderma is responsible for the commercialization, including distribution and marketing, of the CTA products worldwide.  The agreements include an up front payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for the supply of CTA products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets.  The Company accounts for the agreements in accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  Based on the review of the agreements, the Company believes that two separate units of accounting exist: a combined license and development unit and a manufacturing and supply unit. Milestone payments related to achieving regulatory goals under the license and development unit are subject to certain refund clauses, which are expected to expire by June 2007.  Pursuant to this model, the Company will recognize payments received under the license and development unit upon expiration of refund contingencies, ratably over the period in which the Company performs its obligations, which approximates the contractual terms of 10 years. Payments from the manufacturing and supply unit will be recognized post commercialization as product is delivered.

Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company will recognize over a 10 year period.  Milestone payments under the agreements are related to regulatory approvals of the CTA products in the United States and Europe.  Achievements of both regulatory approvals would entitle the Company to aggregate milestone payments of up to $5,000,000 for the initial CTA product.  The Company would also receive up to an additional $1,500,000 upon regulatory approvals in the the United States and Europe for each additional CTA product that the parties agree to develop and market.  In addition, the agreements contain payment terms for supplying Galderma with CTA products and royalties based on sales of the Company’s CTA products by Galderma to its customers.  The agreements provide for sales threshold achievement payments of up to $14,500,000 if CTA product net sales exceed certain net sales targets.  Under the terms of the agreements, Galderma will support the development of the Company’s CTA products, including reimbursement for certain clinical development costs for the enhancement of the initial CTA product, line extensions and clinical trial support, and the Company will make appropriate regulatory filings with the U.S. Food and Drug Administration and regulators in the European Union to enhance features of its initial CTA product.  The agreements have an initial term of ten years, unless earlier terminated pursuant to any one of several early termination rights of each party.  In certain circumstances, an early termination of the agreements will require the Company to refund to Galderma certain product development milestone payments and reimbursements of development costs.  Following the initial term, the agreements will automatically renew for an additional three year period if a certain net sales target has been exceeded, unless terminated by Galderma prior to the expiration of the initial term.

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

Product revenue by product group is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Ophthalmic Products	$2,950,270	$4,009,965	$8,432,608	$8,348,442
ORTHOVISC®	2,140,017	1,405,130	9,118,536	5,998,261
HYVISC®	388,580	583,900	1,298,540	1,413,362
INCERT®	15,540	—	26,040	—
	$5,494,407	$5,998,995	$18,875,724	$15,760,065

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended September 30,		Percent of Product Revenue Nine Months Ended September 30,
	2006	2005	2006	2005
Bausch & Lomb Incorporated	48.9%	61.6%	40.8%	46.4%
Pharmaren AG / Biomeks	4.4%	14.5%	21.2%	22.8%
Depuy Mitek / Ortho Biotech	27.2%	4.2%	19.0%	8.2%
Boehringer Ingelheim Vetmedica	7.1%	9.7%	6.9%	9.0%
	87.6%	90.0%	87.9%	86.4%

As of September 30, 2006, five customers represented 90% of the Company’s accounts receivable balance and as of December 31, 2005, six customers represented 91% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenues are as follows:

	Three Months Ended September 30,
	2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$3,984,090	72.5%	$3,660,393	61.0%
Turkey	239,733	4.4%	867,828	14.5%
Europe and Other	1,270,584	23.1%	1,470,774	24.5%
Total	$5,494,407	100.0%	$5,998,995	100.0%

	Nine Months Ended September 30,
	2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$11,134,562	59.0%	$9,208,301	58.4%
Turkey	3,998,226	21.2%	3,600,686	22.9%
Europe and Other	3,742,936	19.8%	2,951,078	18.7%
Total	$18,875,724	100.0%	$15,760,065	100.0%

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

 In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

4.              Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions SFAS 123R, which established accounting for equity instruments exchanged for employee services. The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant. The fair value of each stock option and stock appreciation rights award during the first nine months of 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	4.87%	3.88% - 4.13%
Expected volatility	65.56%	68.72% - 68.78%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

	Nine Months Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	4.32% - 5.03%	3.54% - 4.13%
Expected volatility	65.56% - 65.82%	68.72% - 71.38%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $338,720 and $1,071,747 of share-based compensation expense during the three and nine months ended September 30, 2006 for stock options, stock appreciation rights and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees. Prior to 2006, the Company granted stock options to employees and members of the Board of Directors. In the first quarter of 2006, the Company granted 94,850 shares of share-based stock appreciation rights to members of its Board of Directors and company officers. The Company also granted 12,500 shares of stock options and 10,500 shares of restricted stock to non-officer employees during the first quarter of 2006. During the second and third quarters of 2006, the Company granted a total of 10,000 shares of share-based stock appreciation rights to certain employees.  These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. See discussions under “Stock Option Plans” for more details, including key standard terms. The Company did not recognize compensation expense for employee share-based awards for the three and nine months ended September 30, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Income
As reported	$2,531,507	$5,070,236
Add: Stock based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards, net of taxes	(168,881)	(498,663)
Proforma net income	$2,362,626	$4,571,573
Basic net income per share
As reported	0.24	0.49
Proforma	0.23	0.44
Diluted net income per share
As reported	0.22	0.44
Proforma	0.21	0.40

For the three and nine months ended September 30, 2006, the adoption of SFAS 123R had the following effect on the Company’s consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of product revenue	$71,068	$213,208
Research & development	61,919	183,212
Selling, general & administrative	205,733	675,327
Income from operations	338,720	1,071,747
Income tax benefits	(65,803)	(198,762)
Net stock-based compensation expense	$272,917	$872,985

Effect on basic net income per share	$0.03	$0.08
Effect on diluted net income per share	$0.02	$0.08

Stock Option Plans

The Company had reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the “1993 Plan”). In addition, the Company also established the Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 40,000 shares of the Company’s common stock for issuance to the Board of Directors. On March 3, 2003, the 1993 Plan expired in accordance with its terms and approximately 662,000 shares reserved under the 1993 plan were released. On April 4, 2003 the Board of Directors approved the 2003 Anika Therapeutics, Inc. Stock Option and Incentive Plan (the “2003 Plan”). The Company has reserved 1,500,000 shares of common stock for grant to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003. The Company issues new shares upon share option exercise from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Awards contain service condition and generally vest over 4 years with 25% of the shares vesting on each of the four anniversary dates from the grant date. Awards have 10-year contractual terms.

Combined stock-based awards activity under the three plans is summarized as follows:

	Stock Options and Stock Appreciation Rights Nine Months Ended September 30, 2006		Restricted Stock Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of year	1,795,394	$5.80	—	—
Granted	117,350	$10.60	10,500	$10.51
Canceled	(159,416)	$8.93	(2,900)	$10.51
Exercised	(229,187)	$4.14	—	—
Outstanding at end of year	1,524,141	$6.09	7,600	$10.51
Shares exercisable at end of period	972,491	$4.08	—	$10.51

The aggregate intrinsic value of stock options and stock appreciation rights fully vested at September 30, 2006 was $9,002,683. The aggregate intrinsic value of outstanding awards at September 30, 2006 was $11,050,062. The total intrinsic value of options, stock appreciation rights and restricted stock units exercised was $978,704 and $1,823,124 for the three and nine months ended September 30, 2006. The total fair value of options vested during the three months ended September 30, 2006 and 2005 was $132,308 and $7,756, respectively. The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $528,022 and $231,694, respectively. Total tax benefits realized from stock option exercises were $289,158 and $11,543 for the three months ended September 30, 2006 and 2005, respectively.  Total tax benefits realized from stock option exercises were $472,431 and $1,116,979  for the nine months ended September 30, 2006 and 2005, respectively. The Company received $949,509 and $511,903 for exercises of stock options during the three months ended September 30, 2006 and 2005, respectively.

A summary of the activity for nonvested stock options and stock appreciation rights awards as of September 30, 2006 and changes during the nine month period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2006	766,838	$4.97
Granted	117,350	$5.67
Vested	(173,122)	$3.05
Cancelled	(159,416)	$5.40
Nonvested at September 30, 2006	551,650	$5.60

The following table summarizes significant ranges of outstanding stock options and stock appreciation rights under the three plans at September 30, 2006:

	Stock Options and Stock Appreciation Rights Oustanding			Shares Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.90 - $1.05	279,525	5.85	$1.02	241,025	5.80	$1.02
$1.06 - $4.75	324,269	4.79	$1.43	318,894	5.00	$1.39
$4.76 - $9.21	335,775	4.82	$7.14	230,625	3.20	$6.43
$9.22 - $10.50	274,285	7.36	$9.33	141,035	7.20	$9.29
$10.51 - $15.45	310,287	9.03	$11.51	40,912	8.80	$11.91
	1,524,141	6.32	$6.09	972,491	5.20	$4.08

As of September 30, 2006, the weighted average fair value per share for options and stock appreciation rights for shares outstanding and vested were $3.73 and $2.68, respectively. As of September 30, 2006, there was approximately $2.5 million, net of forfeiture assumptions, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.33 years.

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month ended September 30, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of shares of common stock outstanding	10,676,943	10,482,850	10,602,659	10,382,096
Common stock equivalents	453,282	997,720	498,326	1,059,200
Shares used in calculating diluted earnings per share	11,130,225	11,480,570	11,100,985	11,441,296

Options to purchase 36,187 and 146,937 shares were outstanding at the three and nine months ended September 30, 2006, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.  Options to purchase 41,734 and 14,947 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively.

6.              Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$2,616,267	$1,594,313
Work-in-process	2,276,975	1,506,565
Finished goods	710,498	169,800
Total	$5,603,740	$3,270,678

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

The Company recorded a provision for taxes of $961,536 and $1,720,207 for the quarters ended September 30, 2006 and 2005, respectively.  The Company recorded a provision for taxes of $2,519,579 and $3,440,693 related to the income for the nine months ended September 30, 2006 and 2005, respectively.  The effective tax rates were 41.5% and 40.4% for the nine months ended September 30, 2006 and 2005, respectively. The adoption of SFAS 123R resulted in an increase in the 2006 effective tax rate as stock-based compensation expense related to incentive stock options are non-deductible until a disqualifying event occurs and the tax benefits are realized. The Company’s taxes payable balance was $1,323,262 at September 30, 2006.  At December 31, 2005, $663,338 of prepaid taxes was included in prepaid expenses.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•       our future sales and product revenues, including geographic expansions, and expectations of unit volumes or other offsets to price reductions;

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

•       our expectations regarding result and timing of regulatory approval for the current CTA product, and that no additional clinical trials will be required related to CTA PMA and CE Mark supplements;

•       our expectations regarding Galderma’s commercial launch timing of the CTA product;

•       our expectations for ophthalmic products revenue;

•       our expectations regarding regular order flow for ORTHOVISC; and international sales trend of ORTHOVISC;

•       our expectations regarding the result of the reimbursement change in Turkey and related ORTHOVISC sales in Turkey;

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

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled

“Risk Factors” in the Company’s Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 14 of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis. In the U.S., ORTHOVISC is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in over 15 countries. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.  INCERT® is an HA based anti-adhesive for surgical applications.

Products in development include an HA based dermal filler used for cosmetic tissue augmentation (CTA) applications. In September 2005, we filed a Pre-Market Approval (PMA) application with the FDA seeking approval to market and sell our CTA product in the United States. We received CE marking approval for our CTA product in the first quarter of 2006.  In June 2006, we entered into a license and development agreement with Galderma Pharma S.A. and a supply agreement with Galderma Pharma S.A. and Galderma S.A. for exclusive worldwide development and commercialization of CTA products.  Galderma Pharma S.A. and Galderma S.A. are jointly referred to as Galderma. As part of the agreement, the Company is working on implementing some product enhancements that address cosmetic issues and the shelf life of the product.  These improvements increase the competitiveness of the product both in Europe and the North American markets.  These product and process modifications will require supplements to our PMA and CE Mark approvals.  Since the modifications do not address safety or efficacy issues, we do not believe additional clinical trials will be required.  Currently, Galderma is planning a worldwide launch of the enhanced version of the product in mid 2007.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 11.8% and 29.3%, respectively, of product revenue for the three and nine months ended September 30, 2006.  International sales of ORTHOVISC decreased  43.9% and increased 17.2% compared to the same three and nine month periods of 2005.  The decrease in the third quarter of 2006 was due to reduced sales to Turkey as a result of a change in the government’s reimbursement policy for over 100 drugs including ORTHOVISC and its competing products. The increase for the nine month period from prior year was primarily due to increased sales to Turkey during the first half of 2006 and an increase in Canada. For the year, we expect international sales to decline slightly in 2006 compared to 2005 due to the reimbursement change in Turkey, as we do not expect additional sales to Turkey in the fourth quarter of 2006.  Our Turkish partner is working to resolve this issue, and we cannot predict if or when sales in that market will resume.   During the third quarter of 2006, we signed agreements with new partners in Taiwan, Hungary, Switzerland, Brazil, Chile, Mexico and Venezuela.  Our partners will be seeking regulatory clearance for ORTHOVISC in a majority of these markets in order to begin selling product in 2007. We continue to seek new distribution partnerships around the world.

ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is currently marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”). The JNJ Agreement was originally entered into with Ortho Biotech Products, L.P. (OBP), also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Sales of ORTHOVISC in the U.S. contributed 27.2% and 19.0%, respectively, of our product revenue for the three and nine months ended September 30, 2006 and increased 488.3% and

179.7% from the same three and nine month periods of 2005. The significant increase is partially due to DePuy Mitek’s  underlying sales to end-users more than doubled in the third quarter of 2006 compared to the same period in 2005.  For the nine month period of 2006, DePuy Mitek’s sales to end-users were 102.7% higher than in the same period in 2005.  Note that, due to initial overstocking of product by OBP in 2004, no units were sold to OBP/DePuy Mitek during the last nine months of 2005. DePuy Mitek’s inventory levels have been reduced to the point where we continue to expect our sales to DePuy Mitek to more closely follow their end-user sales pattern.

Sales of ORTHOVISC to end-users grew slower than anticipated since 2004 as a result of a number of factors. We believe that one of the key contributing factors to this slower growth has been reimbursement and the lack of receiving assignment of a specific reimbursement code. The Healthcare Common Procedure Coding System (HCPCS) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing. HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (CMS). As it is typical for a newly-introduced medical device, initial sales of ORTHOVISC were made without a unique reimbursement code and reimbursement submissions were made using a miscellaneous code. We believe that using the miscellaneous reimbursement code negatively impacted end-user sales of ORTHOVISC to date, as the lack of a specific J code complicates the reimbursement process.  CMS announced in April 2006 preliminary recommendations from its workgroup formed to study reimbursement for HA based osteoarthritis products. The workgroup has recommended that all HA Viscosupplement products be placed in one or two J-Codes for 2007.  On October 27, 2006, CMS published its decision and assigned code J7319 for all HA based osteoarthritis products commencing on January 1, 2007.  In mid-December 2006, CMS is expected to publish the initial reimbursement rate for this code.  There can be no assurance regarding the future course CMS will set for ORTHOVISC reimbursement. For the balance of 2006, ORTHOVISC will continue to be reimbursed under a miscellaneous J code.  DePuy Mitek is taking steps to assist in the reimbursement process in physicians’ offices. Year-to-date, DePuy Mitek has tripled the size of its product specialist team from 13 professionals in the field across the country at the end of last year. These professionals were added to support DePuy Mitek’s sales representatives and to provide hands-on assistance to the physicians’ offices. We believe that these specialists are having a positive effect on domestic ORTHOVISC sales.  DePuy Mitek also has developed a Web site for physicians’ office personnel as a resource for reimbursement issues.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 7.1% and 6.2% of our product revenue for the three and nine months ended September 30, 2006 and decreased 33% and 8.1% from the same three and nine month periods of 2005. We continue to look at other veterinary applications and opportunities to expand geographic territories.  We expect HYVISC sales for 2006 to decrease slightly from 2005 levels.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. Sales of ophthalmic products contributed 53.7% and 44.7% of our product revenue for the three and nine months ended September 30, 2006 and decreased 26.4% and increased 1.0% from the same three and nine month periods of 2005. Sales to Bausch & Lomb accounted for 91.0% and 91.3% of ophthalmic sales for the three and nine months ended September 30, 2006 and contributed 48.9% and 40.8% of product revenue for the three and nine month periods of 2006. We expect ophthalmic product sales for 2006 to increase slightly from 2005 levels.

Anti-adhesion Business

INCERT® is an HA based anti-adhesive for surgical applications.  CE marking approval for commercial marketing and sale was received in the third quarter of 2004.  We commenced INCERT sales during the second quarter of 2006.

Research and Development

Our CTA product is based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body. Cosmetic tissue augmentation is a therapy designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation. Our HA based dermal filler is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. In October 2005, we substantially completed a pivotal U.S. clinical trial to evaluate CTA’s effectiveness for correcting nasolabial folds. The trial was conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S. The six month primary endpoint results of this trial were submitted to the U.S. Food and Drug Administration (“FDA”) in a Pre-Market Approval (“PMA”) application in September 2005. In the first quarter of 2006, we received CE mark approval to market our CTA productin the European Union.  During the first quarter of 2006, we commenced a European follow-on CTA study. Enrollment in the study has been completed and a 6 month follow up is expected to be completed in the fourth quarter of 2006.

On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma, for the exclusive worldwide development and commercialization of hyaluronic acid based CTA products.  Under the agreements, the Company will be responsible for the development and manufacturing of the CTA products, and Galderma will be responsible for the commercialization, including distribution and marketing, of the CTA products worldwide.  As part of the agreement, the Company is working on implementing some product enhancements that address cosmetic issues and the shelf life of the product.  These enhancements are expected to increase the competitiveness of the product both in the European and the North American markets.  These product and process modifications will require supplements to our PMA and CE Mark approvals.  Since the modifications do not address safety or efficacy issues, we do not believe additional clinical trials will be required.  We believe that regulatory approval for our initial CTA product will be forthcoming in the fourth quarter of 2006.  We expect to file amendments to our existing regulatory applications with the FDA and the European Union regulators covering our enhanced CTA product shortly thereafter. Currently, Galderma is planning a worldwide launch of the enhanced version of the product in mid 2007.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

Revenue Recognition.

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma for the exclusive worldwide development and commercialization of hyaluronic acid based CTA products.  Under the agreements, the Company is responsible for the development and manufacturing of the CTA products, and Galderma is responsible for the commercialization, including distribution and marketing, of the CTA products worldwide.  The agreements include an up front payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for supply of CTA products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets.  The Company accounts for the agreements in accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements.  Based on the review of the agreements, the Company believes that two separate units of accounting exist: a combined license and development unit and a manufacturing and supply unit. Milestone payments related to achieving regulatory goals under the license and development unit are subject to certain refund clauses, which are expected to expire by June 2007.  Pursuant to this model, the Company will recognize payments received under the license and development unit upon expiration of refund contingencies, ratably over the period in which the Company performs its obligations, which approximates the contractual terms of 10 years. Payments from the manufacturing and supply unit will be recognized post commercialization as product is delivered.

Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company will recognize over a 10 year period.  Milestone payments under the agreements are related to regulatory approvals of the CTA products in the United States and Europe.  Achievements of regulatory approvals would entitle the Company to aggregate milestone payments of up to $5,000,000 for the initial CTA product. The Company would also receive up to an additional $1,500,000 upon regulatory approvals in the the United States and Europe for each additional CTA product that the parties agree to develop and market.  In addition, the agreements contain payment terms for supplying Galderma with CTA products and royalties based on sales of the Company’s CTA products by Galderma to its customers.  The agreements provide for sales threshold achievement payments of up to $14,500,000 if CTA product net sales exceed certain net sales targets.  Under the terms of the agreements, Galderma will support the development of the Company’s CTA products, including reimbursement for certain clinical development costs for the enhancement of the initial CTA product, line extensions and clinical trial support, and the Company will make appropriate regulatory filings with the U.S. Food and Drug Administration and regulators in the European Union to enhance features of its initial CTA product.  The agreements have an initial term of ten years, unless earlier terminated pursuant to any one of several early termination rights of each party.  In certain circumstances, an early termination of the agreements will require the Company to refund to Galderma certain product development milestone payments and reimbursements of development costs.  Following the initial term, the agreements will automatically renew for an additional three year period if a certain net sales target has been exceeded, unless terminated by Galderma prior to the expiration of the initial term.

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

Prior to 2006, the Company granted stock options to employees and members of the Board of Directors. In the first quarter of 2006, the Company granted 94,850 shares of share-based stock appreciation rights to members of its Board of Directors and company officers. The Company also granted 12,500 shares of stock options and 10,500 shares of restricted stock to non-officer employees during the first quarter of 2006. During the second and third quarters of 2006, the Company granted 10,000 shares of share-based stock appreciation rights to certain employees.  These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. See Note 4 to consolidated financial statements for details.

Deferred tax assets.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of September 30, 2006, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Product revenue. Product revenue for the quarter ended September 30, 2006 was $5,494,407, a decrease of $504,588 or 8.4%, compared to $5,998,995 for the quarter ended September 30, 2005.  Product revenue for the nine months ended

September 30, 2006 was $18,875,724, an increase of $3,115,659, or 19.8%, compared to $15,760,065 for the nine months ended September 30, 2005.

Three Months Ended September 30,
(in thousands)

			Increase (Decrease)
	2006	2005	$	%
Ophthalmic Products	$2,950,270	$4,009,965	$(1,059,695)	-26.4%
ORTHOVISC®	2,140,017	1,405,130	734,887	52.3%
HYVISC®	388,580	583,900	(195,320)	-33.5%
INCERT®	15,540	—	15,540	—
	$5,494,407	$5,998,995	$(504,588)	-8.4%

Nine Months Ended September 30,
(in thousands)

			Increase (Decrease)
	2006	2005	$	%
Ophthalmic Products	$8,432,608	$8,348,442	$84,166	1.0%
ORTHOVISC®	9,118,536	5,998,261	3,120,275	52.0%
HYVISC®	1,298,540	1,413,362	(114,822)	-8.1%
INCERT®	26,040	—	26,040	—
	$18,875,724	$15,760,065	$3,115,659	19.8%

The decrease in Ophthalmic product sales for the three months ended September 30, 2006 is primarily due to the voluntary recall in the second quarter of 2005, which increased the third quarter revenue by $1,359,000. The slight increase in Ophthalmic product sales for the nine months ended September 30, 2006 is primarily attributable to increased sales to Bausch & Lomb and is primarily related to Bausch & Lomb’s ordering patterns.

The increase in ORTHOVISC sales for the three months ended September 30, 2006, is primarily due to an increase in sales in the U.S. to our distribution partners DePuy Mitek in the US, and our distributor in Canada.  Sales of ORTHOVISC to our U.S. distributor, DePuy Mitek, were 27.2% and 19.0% of product sales for the three and nine month periods ended September 30, 2006, an increase of 488.3% and 179.7% from the same periods last year.  DePuy Mitek’s  underlying sales to end-users more than doubled in the first nine months of 2006 compared to the same period in 2005, which combined with the lack of unit sales to DePuy Mitek for most of 2005, were the primary reason for the increases.  International sales of ORTHOVISC were 11.8% and 29.3% of product sales for the three and nine month periods ended September 30, 2006, a decrease of 43.9% and an increase of 17.2% from the same periods last year.  The decrease in the third quarter of 2006 was due to reduced sales to Turkey as a result of a change in the government’s reimbursement policy for over 100 drugs including ORTHOVISC and its competing products. The increase for the nine month period from prior year was primarily due to increased sales to Turkey during the first half of 2006 and an increase in Canada. We expect international sales to decline moderately in 2006 compared to 2005 due to the reimbursement change in Turkey. Our Turkish partner is working to resolve this issue.  We do not expect additional sales to Turkey in the fourth quarter of 2006 and  cannot predict if or when sales in that market will resume.

HYVISC sales decreased 33.5% for the quarter ended September 30, 2006 compared to the same period last year.  The decrease in sales during the third quarter of 2006 was due to timing differences in customer order pattern.  For the nine months ended September 30, 2006, HYVISC sales decreased 8.1% compared to the same period last year.  HYVISC sales contributed 7.1% and 6.9% of product revenue for the three and nine months ended September 30, 2006. We expect sales of HYVISC to decrease slightly in 2006 from 2005 based on current customer orders.

INCERT is a HA based anti-adhesive for surgical applications.  CE marking approval for commercial marketing and sale was received in the third quarter of 2004.  During the third quarter of 2006, the Company sold $15,540 of its INCERT product to its distributor in Greece.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the three and nine months ended September 30, 2006 was $706,250 and $2,075,934, compared to $4,058,879 and $8,608,522 for the same period last year. For the first nine months of 2006, licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter. Licensing, milestone and contract revenue in the third quarter and first nine months of 2005 included $3,365,502 and $6,532,021, respectively, of contract revenue in connection with our development and commercialization contract with OrthoNeutrogena for its hyaluronic acid-based cosmetic tissue augmentation product. This contract was terminated in the third quarter of 2005.

Product gross profit. Product gross profit for the quarter ended September 30, 2006 was $3,369,379, or 61.3% of product revenue, an increase of $1,137,146, or 24.1%, from gross profit of $2,232,233 representing 37.2% of product revenue, for the quarter ended September 30, 2005. Product gross profit for the nine months ended September 30, 2006 was $10,811,974, or 57.3% of product revenue, an increase of $3,929,843, or 13.6%, from gross profit of $6,882,131, representing 43.7% of product revenue, for the nine months ended September 30, 2005. The increase in product gross profit is primarily due to increased royalties, higher production volume, and improved raw material prices versus lower than normal margins last year that were adversely affected by costs incurred from last year’s voluntary ophthalmic product recall.  Product recall negatively impacted product gross margin by approximately $170,000 and $350,000 for the three and nine month periods in 2005.

Research & development. Research and development expenses for the quarter ended September 30, 2006 was $905,289 a decrease of $73,231, or 7.5%, compared to $978,520 for the quarter ended September 30, 2005.  Research and development expenses for the nine months ended September 30, 2006 was $3,111,958 a decrease of $525,942 or 14.5%, compared to $3,637,900 for the nine months ended September 30, 2005.  Research and development expenses include costs associated with our in-house research and development efforts for the development of CTA product enhancements, next generation osteoarthritis products, the costs of clinical trials, manufacturing process improvements, and the preparation and processing of applications for regulatory approvals at various relevant stages of development. The decrease in research and development expenses for the three and nine months ended September 30, 2006 is primarily attributable to the completion of the pivotal CTA clinical trial during the fourth quarter of 2005, partially offset by costs related to a smaller scale European follow-on CTA study commenced during the first quarter of 2006, as well as recording of stock-based compensation expense of $61,919 and $183,212 for the three and nine month periods ended September 30, 2006, as a result of adoption of SFAS 123R effective January 1, 2006.  We expect increases in research and development costs going forward related to the Company’s next generation ORTHOVISC products.

Selling, general & administrative. Selling, general and administrative expenses for the three months ended September 30, 2006 was $1,453,393, an increase of $60,058, or 4.3%, compared to $1,393,335 for the same periods last year.  Selling, general and administrative expenses for the nine months ended September 30, 2006 was $5,218,992, an increase of $1,058,418, or 25.4%, compared to $4,160,574 for the same periods last year. The increase in selling, general and administrative expenses is due primarily to recording of stock-based compensation expense of $205,733 and $675,327 for the three and nine months ended September 30, 2006 as a result of adoption of SFAS 123R effective January 1, 2006.   The nine month increase in 2006 versus 2005 also reflects legal costs incurred in connection with the Galderma agreements of approximately $175,000, and personnel costs of approximately $145,000.

Interest income. Interest income for the three months ended September 30, 2006 was $569,229, an increase of $236,772, or 71.2%, compared to $332,457 for the same periods last year.  Interest income for the nine months ended September 30, 2006 was $1,520,075, an increase of $701,325 or 85.7%, compared to $818,750 for the same periods last year.  The increase is primarily attributable to higher interest rates as a result of the numerous Federal Reserve increases, and higher cash balances to invest.

Income taxes. Provision for income taxes was $961,536 and $1,720,207 related to income for the quarters ended September 30, 2006 and 2005, respectively.  The Company recorded a provision for income taxes of $2,519,579 and $3,440,693 for the nine months ended September 30, 2006 and 2005, respectively.  The effective tax rate for the provision in the three and nine months ended September 30, 2006 were 42% and 41%, respectively.  The effective tax rate for the provision for the three and nine months ended September 30, 2005 was approximately 40%.  The adoption of SFAS 123R resulted in an increase in the 2006 effective tax rate as stock-based compensation expense related to incentive stock options are non-deductible until a disqualifying event occurs and the tax benefits are realized.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands. Historically we have funded our cash requirements from available cash and investments on hand. At September 30, 2006, cash and cash equivalents totaled $47,420,450 compared to $44,746,656 at December 31, 2005.

Cash provided by operating activities was $2,414,899 for the nine months ended September 30, 2006 compared with $7,105,821 for the nine months ended September 30, 2005.  This decrease in operating cash was primarily due to the following major factors: A decrease in net income of $1,512,782; increases due to the growth in inventory and accounts receivables, which were partially offset by decreases in current liabilities resulting in a net decrease of cash in the amount of $1,248,022; and a decrease in long term deferred revenue as past milestones are accreted into revenue.

Cash used in investing activities was $1,163,045 for the nine months ended September 30, 2006. Cash used in investing activities was $1,084,709 for the nine months ended September 30, 2005. Cash used in investing activities for 2006 primarily reflected capital expenditures for manufacturing equipment and construction costs to build a new manufacturing suite within our existing manufacturing facility in connection with our new CTA product, and ERP software and hardware to expand operational functionality. We expect to increase our capital expenditures in 2006 over 2005 levels primarily to complete the upgrade and expansion of our manufacturing. Since January 2005, the Company has incurred approximately $2,200,000 related to the upgrade and expansion of the manufacturing facility for the CTA product.  The Company has substantially completed its facility build-out and manufacturing equipment acquisition as of September 30, 2006.

Cash provided by financing activities of $1,421,940 and $511,903 for the nine months ended September 30, 2006 and 2005, respectively, reflected the proceeds from exercises of stock options and tax benefits from such exercises.

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

(b)           Changes in internal controls.

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

The two risk factors below were disclosed on the Form 10-K for the year ended December 31, 2005 and have been updated to provide additional information related to the agreements we entered into with Galderma on June 30, 2006 and our sales dependency on third party reimbursements:

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

Our HA products under development, including a product for the cosmetic tissue augmentation market (CTA) have not obtained U.S. regulatory approval for commercial marketing and sale. We received CE marking approval for our initial CTA product in the first quarter of 2006. In addition, we filed a pre-market approval application for our initial CTA product in September 2005 for our CTA product. On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma, for the exclusive worldwide development and commercialization of hyaluronic acid based CTA products.  As part of the agreement, the Company is working on implementing some product enhancements that address cosmetic issues and the shelf life of the product.  These improvements are expected to increase the competitiveness of the product both in the European and the North American markets.  These product and process modifications will require supplements to our PMA and CE Mark approvals.

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

ANIKA THERAPEUTICS, INC.

November 8, 2006	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Principal Financial Officer)