Form 10-K
period 2006-12-31
ANIKA THERAPEUTICS INC
filed 2007-03-13
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12 (b) of the Act:  Common Stock, par value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act: None

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2006, the last day of the Registrant’s most recently completed second fiscal quarter, was $102,855,653 based on the close price per share of Common Stock of $9.68 as of such date as reported on the NASDAQ Global Select Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. At March 1, 2007, there were issued and outstanding 10,906,290 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2007. Such Proxy Statement shall not be deemed to be “filed” as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

ANIKA THERAPEUTICS, INC.
TABLE OF CONTENTS

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2006

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

•                    our intention to increase market share for ORTHOVISC® in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

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

•                    negotiations with potential and existing partners, including our performance under any of our existing and future distribution or supply agreements or our expectations with respect to sales and sales threshold milestones pursuant to such agreements;

•                    the level of our revenue or sales in particular geographic areas and/or for particular products, and the market share for any of our products;

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

•                    possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•                    our ability and Galderma’s ability to perform under the agreements entered into, and related development and commercialization of our cosmetic tissue augmentation (“CTA”) products;

•     our expectations regarding Galderma’s commercial launch timing of the CTA product;

•                    our expectations regarding regular order flow for ORTHOVISC; and international sales trend of ORTHOVISC;

•                    our expectations regarding the result of the reimbursement change in Turkey and related ORTHOVISC sales in Turkey;

•                    our expectations regarding sales to DePuy Mitek and the positive effects on domestic ORTHOVISC sales related to DePuy Mitek’s expansion of its product specialist team, and our expectations of the simplified reimbursement process on ORTHOVISC sales;

•     our expectations regarding HYVISC sales;

•                    our expectations regarding the development and commercialization of INCERT, and the market potential for INCERT;

•                    our expectations regarding costs, including financing costs, to buildout and occupy the new Bedford, MA facility;

•     our expectations regarding the terms of any future equity or debt financings; and

•     our expectations regarding the IRS audit.

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

PART I

ITEM 1.                BUSINESS

Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) was incorporated in 1992 as a Massachusetts company. Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT®, an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC is marketed by DePuy Mitek, a subsidiary of Johnson & Johnson (collectively, “JNJ”), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. Currently, INCERT® is only marketed in three countries outside the United States. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.

Products in development include, ELEVESSTM, an HA based dermal filler used for cosmetic tissue augmentation applications and next generation osteoarthritis/joint health related products.  See the section captioned “Research and Development of Potential Products” hereunder for additional information.

Our current strategy is to:

•                    support U.S. ORTHOVISC sales growth and to expand ORTHOVISC sales internationally;

•                    obtain U.S. and European regulatory approvals for ELEVESS and through a partnership with Galderma Pharma launch ELEVESS in mid-2007;

•                    develop and implement a commercialization plan for INCERT®;

•                    initiate additional human clinical trials to expand claims in the U.S. for ORTHOVISC and for new joint health products;

•                    focus research and development resources on evaluating potential product applications, including possible collaborations with other parties; and

•                    increase gross margins by upgrading manufacturing processes and efficiencies.

In 2006, revenue from the sale of our products contributed 89% of our total revenue. Licensing, milestone and contract revenue contributed 11% of our total revenue in 2006. Revenue from the sale of ophthalmic viscoelastic products was 45% of product revenue. ORTHOVISC contributed 47% of our product revenue, and HYVISC contributed 8% of our product revenue in 2006.

The following sections provide more specific information on our products and related activities:

ORTHOVISC®

In the U.S., ORTHOVISC is indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. ORTHOVISC has been approved for use in all joints in Europe and certain other international markets. It is a sterile, non-pyrogenic, clear, viscoelastic solution of hyaluronan dissolved in physiological saline, and dispensed in a single-use syringe. A complex sugar of the glycosaminoglycan family, hyaluronan is a high molecular weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetylglucosamine. ORTHOVISC is injected into the knee joint in a series of three intra-articular injections one week apart.

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

ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson (“Depuy Mitek”), under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”). The JNJ Agreement was originally entered into in December 2003 with Ortho Biotech Products, L.P., also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Under the JNJ Agreement, DePuy Mitek performs sales, marketing and distribution functions. Additionally, DePuy Mitek has the right, under certain circumstances, to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology. In support of the license, the JNJ Agreement provides that DePuy Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. We received an initial payment of $2.0 million upon entering into the JNJ Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a $5.0 million milestone payment in December 2004 for planned upgrades to our manufacturing operations for a total of $27.0 million. This amount was initially recorded as deferred revenue, and is being recognized as revenue ratably over the agreement’s ten year life. Under the JNJ Agreement, we are the exclusive supplier of ORTHOVISC to Depuy Mitek. The JNJ Agreement provides for additional sales-based milestone payments to us contingent upon achieving specified sales targets, in addition to royalty and transfer fees. The JNJ Agreement is subject to early termination in certain circumstances and is otherwise renewable by DePuy Mitek for consecutive five-year terms.

We have a number of distribution relationships servicing international markets including Canada, Europe, Turkey, Middle East, and South America. We will continue to seek to establish long-term distribution relationships in other regions. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview” and “Risk Factors.”

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

Anika manufactures the AMVISC product line for Bausch & Lomb under the terms of a supply agreement through December 31, 2010 (the “2004 B&L Agreement”) for viscoelastic products used in ophthalmic surgery. Under the 2004 B&L Agreement, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (STAAR Surgical Company and Cytosol Ophthalmics, Inc.) who currently receive such products from us. Our former distributor for CoEase, Advanced Medical Optics (“AMO”), completed the acquisition of the surgical ophthalmology business of Pfizer, Inc., in September 2004, which included a competing line of viscoelastic products for use in ocular surgery. As a result, our agreement with AMO expired according to its terms in June 2005. See also Item 1A. “Risk Factors.”

INCERT®

INCERT is a family of chemically modified, cross-linked forms of HA designed to prevent surgical adhesions. Surgical adhesions occur when fibrous bands of tissues form between adjacent tissue layers during the wound healing process. Although surgeons attempt to minimize the formation of adhesions, they nevertheless occur quite frequently after surgery. Adhesions in the abdominal and pelvic cavity can cause particularly serious problems such as intestinal blockage following abdominal surgery, and infertility following pelvic surgery. Fibrosis following spinal surgery can complicate re-operation and may cause pain. We received CE marking for INCERT for a broad use profile in the third quarter of 2004.

INCERT-S is our product designed to reduce post-surgical fibrosis following spinal surgery. It is currently marketed in three countries in Europe and the Middle East. The Company is currently assessing the market potential for this and other INCERT products in the U.S. as well as other countries. We cannot assure you that meaningful sales of INCERT-S will be achieved.

Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned “Patent and Propriety Rights.”

Research and Development of Potential Products

Cosmetic Tissue Augmentation

ELEVESS, our product for cosmetic tissue augmentation, is based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body. ELEVESS is a product family designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation. This new class of tissue filler technology based on HA is intended to compete with other HA-based products currently on the market. The Pre-Market Approval (“PMA”) application for ELEVESS, formerly known as REDEFYNE, was approved by the FDA in December 2006. An approved PMA is required to market and sell our CTA product in the United States.   We also received CE marking approval for our CTA product in the first quarter of 2006. In June 2006, we entered into a license and development agreement with Galderma Pharma S.A. and a supply agreement with Galderma Pharma S.A. and Galderma S.A. for exclusive worldwide development and commercialization of cosmetic dermatology products. Galderma Pharma S.A. and Galderma S.A. are hereinafter jointly referred to as Galderma. As part of the agreement, the Company is working on implementing some product enhancements that address cosmetic issues and the shelf life of the product. These improvements are expected to increase the competitiveness of the product. These product and process modifications  require supplements to our PMA and CE Mark approvals, which were filed late in the fourth quarter 2006. Since the modifications do not address safety or efficacy issues, we do not believe additional clinical trials will be required. Currently, Galderma is planning a worldwide launch of the enhanced version of the product in mid-2007. While we have received PMA approval and CE marking for our initial CTA product, it is the enhanced version of this product that Galderma intends to commercialize. We cannot assure you that: (1) we will successfully obtain regulatory approval for sales of ELEVESS in the U.S. or EU; or (2) if regulatory approvals are obtained, meaningful sales of ELEVESS will be achieved.

Other Research and Development Activities

Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. Our development focus includes chemically modified formulations of HA designed for longer residence time in the body. These efforts are presently accomplished primarily through in-house research and development personnel and resources, as well as through collaboration with other companies and scientific researchers. As of December 31, 2006, we had six employees engaged primarily in research and development and engineering, and one employee and several external contractors were engaged in clinical and regulatory matters. For the years ended December 31, 2006, 2005 and 2004, these expenses were $3.6 million, $4.7 million, and $4.1 million, respectively. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

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

Manufacturing of Hyaluronic Acid (“HA”)

We have been manufacturing HA since 1983 in our facility located in Woburn, Massachusetts. This facility is approved by the FDA for the manufacture of medical devices and veterinary drugs. We have developed a proprietary manufacturing process for the extraction and purification of HA from avian combs, a source of high molecular weight HA. We have taken steps to minimize risks associated with the availability of raw materials by obtaining regulatory approval to outsource certain key intermediates for our products. We believe that sufficient supplies of these materials are generally available, or maintained in inventory, to meet anticipated demand.

On January 4, 2007, the Company entered into a new lease in Bedford, Massachusetts, consisting of approximately 134,000 square feet of general office, research and development and manufacturing space. The new facility will provide additional space, including manufacturing capacity necessary to accommodate growth in the Company’s business, as well as to improve efficiency by conducting business in one facility. We will move our existing manufacturing operations to the new facility once the buildout and validation of the manufacturing space is completed. We currently expect the manufacturing space buildout and validation to be completed by late 2008.

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

We also rely upon trade secrets and proprietary know-how for certain non-patented aspects of our technology. To protect such information, we require certain customers and vendors, and all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. These agreements, however, may not provide adequate protection. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

We have granted Depuy Mitek an exclusive, non-transferable royalty bearing license to use and sell ORTHOVISC (and other products developed pursuant to the JNJ Agreement) in the U.S., as well as a license to manufacture and have manufactured such products in the event that we are unable to supply them with products in accordance with the terms of the JNJ Agreement.

We have also granted Galderma an exclusive, non-transferable royalty bearing, worldwide license to use and sell ELEVESS (and other products developed pursuant to the Galderma Agreement), as well as a license to manufacture and have manufactured such products in the event that we are unable to supply them with products in accordance with the terms of the agreements with Galderma.

Government Regulation

United States Regulation

Our research (including clinical research), development, manufacture, and marketing of products are subject to regulation by numerous governmental authorities in the U.S. and other countries. Medical devices are subject to extensive and rigorous regulation by the Food and Drug Administration (“FDA”) and by other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act (“FDC Act”) governs the testing, safety, effectiveness, clearance, approval, manufacture, labeling, packaging, distribution, storage, record keeping, reporting, marketing, advertising, and promotion of our products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval of products, withdrawal of clearances and approvals, and criminal prosecution.

Medical products regulated by the FDA are generally classified as drugs, biologics, and/or medical devices. Medical devices intended for human use are classified into three categories (Class I, II or III), on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness. Class I devices are subject to general controls, for example, labeling and adherence to the FDA’s Good Manufacturing Practices/Quality System Regulation (“GMP/QSR”.) Most Class I devices are exempt from premarket notification. Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, and patient registries). Most Class II devices are subject to premarket notification and may be subject to clinical testing for purposes of premarket notification and clearance for marketing. Class III is the most stringent regulatory category for medical devices. Most Class III devices require premarket approval (“PMA”) from the FDA. All of our existing products are subject to the applicable rules related to Class III devices.

AMVISC, AMVISC Plus, ShellGel and STAARVISC are approved as Class III medical devices in the U.S. for ophthalmic surgical procedures in intraocular use in humans. ORTHOVISC is approved as a Class III medical device in the U.S. for treatment of pain resulting from osteoarthritis of the knee in humans. Our initial CTA product is approved as a Class III medical device in the U.S. for treatment of facial wrinkles and folds, including nasolabial folds. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. In the past, most HA products for human use have been regulated as medical devices. We believe that our INCERT product, should we decide to seek U.S. approval to market, will have to meet the regulatory requirements of Class III devices and will require a PMA submission.

Unless a new device is exempted from premarket notification, its manufacturer must obtain marketing authorization from the FDA through premarket clearance (510(k)) or PMA before the device can be introduced into the market. Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources. This regulatory framework may change or additional regulations may arise at any stage of our product development process and may affect approval of, or delay an application related to, a product, or require additional expenditures by us. There can be no assurance that the FDA review of marketing applications will result in product approval on a timely basis, if at all. The PMA approval process is lengthy, expensive, and typically requires, among other things, valid scientific evidence which generally includes extensive data such as pre-clinical and clinical trial data to demonstrate a reasonable assurance of safety and effectiveness.

Human clinical trials in the U.S. for significant risk devices must be conducted under an Investigational Device Exemption (“IDE”), which must be submitted to the FDA and either be approved or be allowed to become effective before the trials may commence. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. In addition, the IDE approval process could result in significant delay. Even if the FDA approves an IDE or allows an IDE for a clinical investigation to become effective, clinical trials may be suspended at any time for a number of reasons. Among others, these reasons may include: a) failure to comply with applicable requirements; b) inadequacy of informed consent; and c) the data generated suggests that: the risks to clinical subjects are not outweighed by the anticipated benefits to clinical subjects and the importance of the knowledge to be gained, the investigation is scientifically unsound, or there is reason to believe that the device, as used, is ineffective. A trial may be terminated if an unanticipated adverse device effect presents an unreasonable risk to subjects. If clinical studies are suspended or terminated, we may be unable to continue the development of the investigational products affected.

Upon completion of required clinical trials, for Class III medical devices, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including, among other things, the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA usually also conducts an on-site inspection to determine whether an applicant conforms with the FDA’s current Quality System Regulation (“QSR”), formerly known as GMP/QSR. FDA review of the PMA may not result in timely or any PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

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

A set of regulations known as the Medical Device Reporting regulations obligates manufacturers to inform the FDA whenever information reasonably suggests that one of their devices may have caused or contributed to a death or serious injury, or when one of their devices malfunctions and if the malfunction were to recur, the device or a similar device would be likely to cause or contribute to a death or serious injury.

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

Foreign Regulation

In addition to regulations enforced by the FDA, we and our products are subject to certain foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. ORTHOVISC is approved for sale and is marketed in Canada, Europe, Turkey, and parts of the Middle East. In the European Union (“EU”), ORTHOVISC is sold under Conformité Européene (CE mark) authorization, a certification required under European Union medical device regulations. The CE mark, achieved in 1996, allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. In August 2004, we received an EC Design Examination Certificate which entitled us to affix a CE mark to INCERT-S as a barrier to adhesion formation following surgery. AMVISC® and AMVISC® Plus are CE marked, and in May 2005, we received an EC Design Examination Certificate which entitled us to affix a CE mark to ShellGel™ as an ophthalmic viscoelastic surgical device. We may not be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

Turkey Reimbursement: In the third quarter of 2006 the government of Turkey eliminated reimbursement for over 100 drugs including ORTHOVISC and its competing products. International sales declined moderately in 2006 compared to 2005 due to the reimbursement change in Turkey, and we did not ship any product to our distributor there during the last five months of 2006. We expect sales to Turkey will resume in the third quarter of 2007, but at a modest volume compared to 2006.

Competition

We compete with many companies, including, among others, large pharmaceutical firms and specialized medical products companies. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations, which may be involved in research, development and commercialization of products. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

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

We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. All of the Company’s products face substantial competition. There exist major worldwide competing HA based products for the use in ophthalmic surgery, orthopedics, and cosmetic dermal fillers. There is a risk that we will be unable to compete effectively against our current or future competitors.

Employees

As of December 31, 2006, we had approximately 64 employees. We consider our relations with our employees to be good. None of our employees are represented by labor unions.

Environmental Laws

We believe that we are in compliance with all federal, state and local environmental regulations with respect to our manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on our operations. Our leased manufacturing facility is located within the Wells G&H Superfund site in Woburn, Massachusetts. We have not been named and are not a party to any such legal proceedings regarding the Wells G&H Superfund site.

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

Recent Developments

On January 4, 2007, the Company entered into a new lease consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. Once occupancy is completed, it is anticipated that the new facility will provide the additional space necessary to accommodate growth in the Company’s business, as well as to improve efficiency by conducting business in one facility.

In December 2006, the Company’s ORTHOVISC product was assigned a separate reimbursement code by the Centers for Medicare and Medicaid Services (“CMS”) for treatment in a doctor’s office setting. This move will simplify the current reimbursement process, and improve access to ORTHOVISC, a treatment for osteoarthritis of the knee. The assignment of a reimbursement code removes a barrier to physician utilization of the product for Medicare and Medicaid patients. The new code for ORTHOVISC, a Q-code, was effective starting on January 1, 2007. Q-codes have replaced the J-codes for viscosupplementation products. The reimbursement rate will be 106% of ORTHOVISC’s average selling price calculated from data submitted to CMS.

In December 2006, the Company received FDA approval for its initial CTA product. CTA is an injectable soft tissue filler for facial wrinkles, scar remediation and lip augmentation. The product is based on Anika’s chemically modified hyaluronic acid (HA) proprietary technology and incorporates lidocaine, a local anesthetic. The Company had previously announced in November 2006 that it had received an approvable letter for its product in late 2006. Anika filed amendments with the FDA and European Union regulators to enhance product features prior to the launch of ELEVESS. Commercialization of the enhanced version of the CTA product, ELEVESS, is expected to commence in mid-2007.

In December 2006, the Company announced Mr. John C. Moran’s appointment to the board of directors as an independent director, and the retirement of Dr. Harvey S. Sadow from the board of directors.

Available Information

Our Annual Reports on Form 10-K, including our consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge in the “SEC Filings” section of our website located at http://www.anikatherapeutics.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A.        RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K, and in the documents incorporated by reference into this Annual Report on Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, product and price competition, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, product gross profit, interest income, interest expense, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, tax rates, SFAS 123R, leasing and subleasing activities, acquisitions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

Our HA products under development, include a second generation osteoarthritis product and an enhanced version of CTA product. We obtained U.S. regulatory approval in December 2006 for commercial marketing and sale of the initial CTA product. We received Conformité Européenne marking (CE marking), a foreign regulatory approval for commercial marketing and sale, for CTA in the first quarter of 2006.

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

In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA’s Good Manufacturing Practices (“GMP”) regulations and, for medical devices, the FDA’s Quality System Regulations (“QSR”). Ongoing compliance with QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect us and our facilities from time to time to determine whether we are in compliance with regulations relating to medical device and manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. We cannot assure you that we will be able to comply with current or future FDA requirements applicable to the manufacture of our products.

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

We compete with many companies, including, among others, large pharmaceutical companies, specialized medical products companies and healthcare companies. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing or have developed HA products for similar applications and have received FDA approval, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products. For example, we are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. There exist major competing products for the use of HA in ophthalmic surgery. In addition, certain HA products made by our competitors for the treatment of osteoarthritis in the knee have received FDA approval before ours and have been marketed in the U.S. since 1997, as well as select markets in Canada, Europe and other countries. To date the FDA approved three HA products for the treatment of facial wrinkles which have been marketed internationally for a number of years. There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

We are uncertain regarding the success of our clinical trials.

Several of our products will require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. There can be no assurance that we will be able to successfully complete the U.S. regulatory approval process for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

Our success will be dependent, in part, upon the efforts of our marketing partners and the terms and conditions of our relationships with such marketing partners.

We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us. Under the terms of the 2004 B&L Agreement, effective December 15, 2004, we will continue to be Bausch & Lomb’s exclusive global supplier (other than with respect to Japan) of AMVISC and AMVISC Plus ophthalmic viscoelastic products. The 2004 B&L Agreement expires December 31, 2010. This contract also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur. For the years ended December 31, 2006 and 2005, sales of AMVISC products to Bausch & Lomb accounted for 36% and 31% of total revenues, respectively.

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

In December 2003, we entered into a ten-year licensing and supply agreement (“JNJ Agreement”) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. and Mexico. This agreement was assigned to DePuy Mitek, Inc. in mid-2005. Under this Agreement, DePuy Mitek performs sales, marketing and distribution functions. Additionally, DePuy Mitek has the right under certain circumstances, to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology. We cannot assure you that Depuy Mitek will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Depuy Mitek believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the JNJ Agreement. For the years ended December 31, 2006 and 2005, sales of ORTHOVISC to Depuy Mitek and royalties tied to end-user sales accounted for 20% and 6% of total revenue, respectively. Furthermore, we cannot predict whether the license granted to Depuy Mitek in the JNJ Agreement to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology will result in any new products or indications for use.

On June 30, 2006, we entered into a License and Development Agreement and a Supply Agreement with Galderma, for the exclusive worldwide development and commercialization of hyaluronic acid based cosmetic dermatology products. Under the agreements, we will be responsible for the development and manufacturing of the CTA products, and Galderma will be responsible for the commercialization, including distribution and marketing, of the CTA products worldwide. As part of the agreement, we are working on implementing some product enhancements that address cosmetic issues and the shelf life of ELEVESS. These enhancements are expected to increase the competitiveness of the product both in the European and the North American markets. These product and process modifications require supplements to our PMA and CE Mark approvals. We received FDA approval in December 2006 for the

PMA that was filed in September 2005. CE marking regulatory approval for CTA was received in the first quarter of 2006. In late 2006, we filed supplements to our FDA and CE mark approvals related to the product improvements. There can be no assurance that we will successfully complete the FDA and European approvals for the enhanced version of the CTA product, ELEVESS, for commercialization. If we are able to successfully complete the FDA and CE marking approval processes for ELEVESS, we cannot assure you that we will be able to successfully commercialize our CTA product effectively, or at all. Furthermore, we cannot assure you that Galderma will be able to market ELEVESS effectively or to establish sales levels to the extent that Anika and Galderma believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance-based and sales threshold payments provided in the agreement.

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

Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, third-party payers, and end-users. Such acceptance may depend upon the extent to which the medical community and end-users perceives our products as safer, more effective or cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it may also be necessary for us to develop marketing partners for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (“PTO”) to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management’s attention away from our operations. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

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

Our results of operations are dependent upon the continued operation of our manufacturing facility in Woburn, Massachusetts. The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for HA powder, syringes and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products. Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

Furthermore, our manufacturing processes and research and development efforts involve animals and products derived from animals. We procure our animal-derived raw materials from qualified vendors, control for contamination and have processes that effectively inactivate infectious agents; however, we cannot assure you that we can completely eliminate the risk of transmission of infectious agents. Furthermore, regulatory authorities could in the future impose restrictions on the use of animal-derived raw materials that could impact our business.

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

Our new facility construction and validation processes could materially adversely affect our operations.

We entered into a new lease on January 4, 2007, for a new headquarters facility consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The leases covering our current corporate and research and development facility, and its manufacturing facility both located in Woburn, Massachusetts are set to expire in December 2007 and February 2009, respectively. The new lease has an initial term of ten and a half years, and is expected to commence on approximately May 1, 2007 once certain agreed upon landlord improvements are completed. We will commence buildout of the new facility during the second quarter of 2007. We currently expect our administrative and research and development personnel to begin occupying the Bedford facility by the end of 2007, and for the buildout and validation for the new manufacturing space to be completed by late 2008. We provide no assurance that the buildout and validation processes will be completed on time. Furthermore, we cannot assure you that the transition from the existing facilities to the new facility will be seamless and successful. In the event the construction is delayed or the move transition is unsuccessful, it may result in business interruptions. We may also incur additional expenditures in the event that we have to maintain three facilities for a prolonged period.

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

•       attract, retain and integrate the required key personnel; and

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

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. We depend upon the distributors for our products to secure reimbursement and reimbursement approvals. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and any failure or delay in obtaining reimbursement approvals can negatively impact sales of our new products. In addition, third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. Also, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us. Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Domestic and international reimbursement laws and regulations may change from time to time. Lack of adequate coverage and reimbursement provided by governments and other third party payers for our products and services, including change of classification by CMS of ORTHOVISC under an unique Q-code for Medicare/Medicaid reimbursement, could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash and cash equivalents of approximately $47.2 million at December 31, 2006. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

•       market acceptance of our existing and future products;

•       the success and sales of our products under various distributor agreements;

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

•       the cost and timing of construction and validation processes for our new headquarters;

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

We intend to spend approximately $25 million to build out this new facility that will serve as our corporate headquarters and manufacturing facility for the foreseeable future. We plan to use a combination of cash on hand and debt to finance the build out with approximately 60% provided by long term debt. There can be no assurance that we will find available financing or financing on terms favorable to the Company.

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

We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us. We experienced a number of management changes in recent years. There can be no assurances that such management changes will not adversely affect our business. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

During the years ended December 31, 2006 and 2005, approximately, 37% and 43%, respectively, of our product sales were to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2006, three customers accounted for 79% of product revenue. While it is expected that our ability to market ORTHOVISC in the U.S. will reduce our dependence on revenues from Bausch & Lomb, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have given their relative size and importance to us. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

ITEM 2.                PROPERTIES

Our corporate headquarters is located in Woburn, Massachusetts, where we lease approximately 10,000 square feet of administrative and research and development space. We extended our lease for this facility in 2006 for a term ending in December 2007. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for our manufacturing facility and warehouse. This facility has received all FDA and state regulatory approvals to operate as a sterile device and drug manufacturer. We extended our lease for this facility in 2003 for an additional five-year term ending in February 2009. For the year ended December 31, 2006, we had aggregate lease costs of approximately $791,000.

On January 4, 2007, we entered into a new lease, pursuant to which we will lease a new headquarters facility (the “Lease”), consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The Lease has an initial term of ten and a half years, and is expected to commence on approximately May 1, 2007 once certain agreed upon landlord improvements are completed. We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. We currently expect our administrative, research and development personnel to begin occupying the Bedford facility by the end of 2007, and that the buildout and validation for the new manufacturing space will be completed by late 2008. Assuming a lease commencement date of May 1, 2007, the new facility is expected to add approximately $1 million to general and administration expense for 2007.

We intend to spend approximately $25 million to build out this new facility that will serve as our corporate headquarters and manufacturing facility for the foreseeable future. We plan to use a combination of cash on hand and debt to finance the build out with approximately 60% provided by long term debt. There can be no assurance that we will find available financing or financing on terms favorable to the Company. Construction is expected to commence in the spring of 2007 and continue into 2008. There can also be no assurance that we will be successful in re-qualifying the new facility under the FDA and European Union regulations.

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

Our common stock has traded on the NASDAQ Global Select Market since November 25, 1997, under the symbol “ANIK.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Select Market. These prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2006	High	Low
First Quarter	$14.50	$10.07
Second Quarter	12.26	9.58
Third Quarter	13.90	9.50
Fourth Quarter	14.74	11.17

Year Ended December 31, 2005	High	Low
First Quarter	$13.49	$8.05
Second Quarter	17.21	11.06
Third Quarter	14.49	10.13
Fourth Quarter	13.45	10.15

At December 31, 2006, the closing price per share of our common stock was $13.27 as reported on the NASDAQ Global Select Market and there were approximately 239 holders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Company’s equity compensation plan as of December 31, 2006.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,571,312	$6.47	572,365
Equity compensation plans not approved by security holders	—	—	—
Total	1,571,312	$6.47	572,365

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2006 and 2005 and the Statement of Operations Data for each of the three years ended December 31, 2006 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2004, 2003 and 2002, and the Statement of Operations Data for each of the two years in the period ended December 31, 2003 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report on Form 10-K.

The Consolidated Financial Statements for fiscal year 2002 were audited by Arthur Andersen LLP (Andersen) who has ceased operations.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2006	2005	2004	2003	2002
Product revenue	$23,953	$20,534	$22,286	$15,330	$13,129
Licensing, milestone and contract revenue	2,887	9,301	4,180	74	58
Total revenue	26,840	29,835	26,466	15,404	13,187
Cost of product revenue	11,118	11,144	9,949	8,005	8,109
Product gross profit	12,835	9,390	12,337	7,325	5,020
Product gross margin	54%	46%	55%	48%	38%
Total operating expenses	21,413	21,284	20,078	14,809	16,462
Net income (loss)	$4,604	$5,893	$11,190	$827	$(3,040)
Diluted net income (loss) per common share	$0.41	$0.52	$0.98	$0.08	$(0.31)
Diluted common shares outstanding	11,155	11,428	11,384	10,850	9,934

Balance Sheet Data
(In thousands)

	December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$47,167	$44,747	$39,339	$14,592	$11,002
Working capital	52,145	46,584	42,135	18,450	14,921
Total assets	68,114	62,618	59,538	21,873	20,087
Retained earnings (accumulated deficit)	8,118	3,514	(2,379)	(13,569)	(14,396)
Stockholders’ equity	45,488	37,892	30,363	17,984	17,064

On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. Under the terms of the termination agreement, we received a final payment of $3.1 million from OrthoNeutrogena including $0.8 million for all outstanding clinical study costs incurred and committed to by the Company at the termination date, plus a mutually agreed upon termination fee of $2.1 million. Given that there were no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized as contract revenue during the third quarter of 2005, including $0.3 million of previously deferred revenue under the performance-based model.

In the first quarter of 2004, based on our expectations regarding future profitability, we released the previously established valuation allowance against our deferred tax assets and recorded a one-time income tax benefit of $7.0 million.

We received an initial payment of $2.0 million in December 2003 upon entering into the JNJ Agreement. In February 2004 we received a milestone payment of $20.0 million as a result of obtaining FDA approval for ORTHOVISC, and in December 2004 we received a milestone payment of $5.0 million upon completion of certain manufacturing upgrades. We are recognizing these non-refundable payments as license revenue ratably over the expected term of the JNJ Agreement, which is currently ten years, and as of December 31, 2006, we had recorded deferred revenue of $18.9 million related to the JNJ Agreement.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievement to differ materially from anticipated results, performance, or achievement, expressed or implied in such forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties at the beginning of this Annual Report on Form 10-K and under Item 1 “Business” and Item 1A”Risk Factors.” The following discussion should also be read in conjunction with the Consolidated Financial Statements of Anika Therapeutics, Inc. and the Notes thereto appearing elsewhere in this report.

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC® , which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; and HYVISC® , which is an HA product used in the treatment of equine osteoarthritis, and INCERT® is an HA based anti-adhesive for surgical applications currently marketed in three countries outside of the U.S. In the U.S. ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.

Products in development include ELEVESS, an HA based dermal filler used for cosmetic tissue augmentation (“CTA”) applications. We received FDA and CE marking approvals for the initial CTA product in December 2006 and first quarter of 2006, respectively. We filed supplements with the FDA and EU for an enhanced version of the CTA product during the fourth quarter of 2006.

Osteoarthritis Business

Our osteoarthritis business contributed 47% to our product revenue reflecting an increase in sales of 43% compared to 2005. We have marketed ORTHOVISC®, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC® contributed 26% of product revenue for the year ended December 31, 2006 and decreased 3% compared to 2005. The decrease was primarily due to reduced international sales resulting from a change in the Turkish government’s reimbursement policy for more than 100 drugs, including ORTHOVISC® and its competing products. Our Turkish partner is working to resolve this issue, and we cannot predict if or when sales in that market will resume. We expect international sales to decline in 2007 compared to 2006 reflecting the impact of losing ORTHOVISC® sales in Turkey.

ORTHOVISC® became available for sale in the U.S. on March 1, 2004, and is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”). The JNJ Agreement was originally entered into with Ortho Biotech Products, L.P. (“OBP”), also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Sales of ORTHOVISC® in the U.S. contributed 22% of our product revenue for the year ended December 31, 2006, or increased by 219% compared to 2005. The considerable increase was due to initial overstocking of product by OBP in 2004 such that no units were purchased by OBP/DePuy Mitek during the last nine months of 2005, as well as increases in DePuy Mitek’s  underlying sales to end-users in 2006 compared to 2005. For the year ended December 31, 2006, DePuy Mitek’s sales to end-users were 94% higher than in the same period in 2005.

Sales of ORTHOVISC® to end-users has grown slower than anticipated since 2004 as a result of a number of factors. We believe that a primary contributing factor to this slower growth has been reimbursement and the lack of receiving assignment of a specific reimbursement code. The Healthcare Common Procedure Coding System (“HCPCS”) is a comprehensive and standardized coding system that describes classifications of like products that are medical in nature by category for the purpose of efficient claims processing. HCPCS codes are assigned by the Centers for Medicare and Medicaid Services (“CMS”) for treatment in a doctor’s office setting. As is typical for a newly-introduced medical device, initial sales of ORTHOVISC® were made without an unique reimbursement code. We did not receive a unique reimbursement code for ORTHOVISC® until 2006. We believe that using the miscellaneous reimbursement code from 2004 through 2006 negatively impacted end-user sales of ORTHOVISC®. Depuy Mitek took significant steps to assist in the reimbursement process in physicians’ offices, including increasing its specialty sales force in the field to support the sales representatives and provide hands-on assistance to the physicians’ offices. In December 2006, the CMS assigned a unique reimbursement code to our ORTHOVISC® product. The new code for ORTHOVISC®, a Q-code, was effective starting on January 1, 2007. This move will simplify the current reimbursement process, and improve access to ORTHOVISC®. The assignment of a reimbursement code removes a barrier to physician utilization of the product for Medicare and Medicaid patients. We expect this change will have a significant positive impact on our U.S. ORTHOVISC® sales in 2007.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 8% to product revenue for the year ended December 31, 2006 and decreased 12% from 2005. We expect Hyvisc sales to stay flat in 2007. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the year ended December 31, 2006, sales of ophthalmic products contributed 45% of our product revenue reflecting an increase in sales of ophthalmic products of 2% compared to 2005. Sales to Bausch & Lomb accounted for 91% of ophthalmic sales for 2006 and contributed 41% of product revenue for the period.

Our former distributor for CoEase, Advanced Medical Optics (“AMO”), completed the acquisition of the surgical ophthalmology business of Pfizer, Inc., in September 2004, which included a competing line of viscoelastic products for use in ocular surgery. As a result, our agreement with AMO expired according to its terms in June 2005. There have been no sales to AMO since the second quarter of 2005.

Anti-adhesion Business

INCERT® is an HA based anti-adhesive for surgical applications. CE marking approval for commercial marketing and sale was received in the third quarter of 2004. We commenced INCERT sales during the second quarter of 2006.

Research and Development

ELEVESS, our cosmetic dermatology product, is a dermal filler based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body. ELEVESS is a therapy designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. In October 2005, we completed a pivotal U.S. clinical trial to evaluate CTA’s effectiveness for correcting nasolabial folds. The trial was conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S. The six month primary endpoint results of this trial were submitted to the U.S. Food and Drug Administration (“FDA”) in a Pre-Market Approval (“PMA”) application in September 2005. We received FDA approval for the PMA in December 2006. In the first quarter of 2006, we received CE mark approval to market ELEVESS in the European Union.

On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma, for the exclusive worldwide development and commercialization of hyaluronic acid based cosmetic dermatology products. Under the agreements, we are responsible for the development and manufacturing of the CTA products, and Galderma is responsible for the commercialization, including distribution and marketing, of the CTA products worldwide. As part of the agreement, the Company is working on implementing some product enhancements that address cosmetic issues and the shelf life of the product. These enhancements are expected to increase the competitiveness of the product both in the European and the North American markets. These product and process modifications require supplements to our PMA and CE Mark approvals. Since the modifications do not address safety or efficacy issues, we do not believe additional clinical trials will be required. In late 2006, we filed amendments with the FDA and the European Union regulators to seek approval for the enhanced version of ELEVESS. In January 2007, we received regulatory approval for the enhanced product, ELEVESS, in Canada. Currently, Galderma is planning on launching the enhanced version of the product in mid-2007.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition.

Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by

SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

We recognize revenue from the sales of products we manufacture upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable we evaluate both the contractual terms and conditions of our distribution and supply agreements as well as our business practices. Product revenue also includes royalties. Royalty revenue is based on our distributor’s sales and recognized in the same period our distributor records their sale of the product.

On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma for the exclusive worldwide development and commercialization of hyaluronic acid based cosmetic dermatology products. Under the agreements, the Company is responsible for the development and manufacturing of the CTA products, and Galderma is responsible for the commercialization, including distribution and marketing, of the CTA products worldwide. The agreements include an upfront payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for supply of CTA products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets. The Company accounts for the agreements in accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. Based on the review of the agreements, the Company believes that two separate units of accounting exist: a combined license and development unit and a manufacturing and supply unit. Milestone payments related to achieving regulatory goals under the license and development unit are subject to certain refund clauses, which are expected to expire by June 2007. Pursuant to this model, the Company will recognize payments received under the license and development unit upon expiration of refund contingencies, over the period in which the Company performs its obligations, which approximates the contractual term of ten years. Using the contingency-adjusted performance model, the intial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue. Payments from the manufacturing and supply unit will be recognized post commercialization as product is delivered.

The Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) in July 2004 for our CTA products with OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. The Company received a payment of $3,115,000 from OrthoNeutrogena including a $2,300,000 contract termination fee. Given that there were no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005, including approximately $251,000 of previously deferred revenue under the performance-based model. Total contract revenue recognized during 2005 related to the agreements with OrthoNeutrogena was $6,537,094.

In December 2003, the Company entered into a ten-year licensing and supply agreement (the “JNJ Agreement”) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. In mid-2005, the agreement was assigned to DePuy Mitek, Inc., a subsidiary of Johnson & Johnson (“Depuy Mitek”). Under the JNJ Agreement, DePuy Mitek performs sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology. In support of the license, the JNJ Agreement provides that DePuy Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2,000,000 upon entering into the JNJ Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations. We evaluated the terms of the JNJ Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, we have deferred non refundable payments received of $27,000,000 which we are recognizing ratably over the expected ten year term of the JNJ Agreement. Under the JNJ Agreement, we are the exclusive supplier of ORTHOVISC to Depuy Mitek, Inc. The JNJ Agreement provides for additional sales-based milestone payments to us contingent upon achieving specified sales targets, in addition to royalty and transfer fees. The JNJ Agreement is subject to early termination in certain circumstances and is otherwise renewable by DePuy Mitek for consecutive five-year terms.

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

Stock-based Compensation.   Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

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

Deferred tax assets.   We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of December 31, 2006, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Statement of Operations Detail

	Year Ended December 31,
	2006	2005
Product revenue	$23,953,285	$20,533,889
Licensing, milestone and contract revenue	2,887,329	9,300,723
Total revenue	26,840,614	29,834,612
Operating Expenses:
Cost of product revenue	11,117,861	11,144,090
Research and development	3,616,435	4,730,664
Selling, general and administrative	6,678,845	5,409,329
Total operating expenses	21,413,141	21,284,083
Income from operations	5,427,473	8,550,529
Interest income, net	2,100,749	1,241,113
Income before income taxes	7,528,222	9,791,642
Provision for income taxes	2,924,006	3,899,104
Net income	$4,604,216	$5,892,538
Product gross profit	$12,835,424	$9,389,799
Product gross margin	54%	46%

Net and operating income.   For the year ended December 31, 2006 income from operations was $5,427,473 compared to $8,550,529 for 2005. Net income for 2006 was $4,604,216 or $.41 per diluted share compared to $5,892,538 or $.52 per diluted share for the same period last year. The primary drivers for the decrease in net and operating income was $6,537,094 of contract revenue and termination fee recorded through the third quarter of 2005, an increase in SFAS123R compensation expense of $1,267,205 as a result of adoption of SFAS 123R on January 1, 2006, partially offset by increases in product margin and interest income compared to 2005.

Total Revenue.   Total revenue for the year ended December 31, 2006 decreased by $2,993,998 to $26,840,614 compared to $29,834,612 for 2005 primarily due to decrease in contract revenue in connection with the termination of the OrthoNeutrogena agreement partially offset by an increase in product revenue. Product revenue for 2006 increased by $3,419,396 to $23,953,285 primarily due to increased ORTHOVISC revenue from Depuy Mitek from both our sales to Depuy Mitek and increased royalties from Depuy Mitek’s sales. The increase in U.S. ORTHOVISC sales was partially offset by a decrease in international ORTHOVISC sales and HYVISC sales. See below for further details.

Product revenue by product line.   Product revenue for the year ended December 31, 2006 was $23,953,285, an increase of $3,419,396, or 17%, compared with $20,533,889 for the year ended December 31, 2005.

	Year Ended December 31,
	2006	2005
Ophthalmic Products	$10,748,765	$10,521,914
ORTHOVISC	11,340,433	7,938,333
HYVISC	1,820,617	2,073,642
INCERT	43,470	—
	$23,953,285	$20,533,889

Ophthalmic products sales increased $226,851, or 2%, to $10,748,765. The increase was primarily attributable to growth of sales to Bausch & Lomb in 2006 compared to 2005, partially offset by the loss of business from Advanced Medical Optics, which contract was terminated in June 2005.

Our sales of ORTHOVISC increased $3,402,100, or 43%, to $11,340,433 in 2006 as compared with $7,938,333 in 2005. The increase in ORTHOVISC sales for 2006 was primarily due to an increase in U.S. ORTHOVISC sales. Domestically, sales by DePuy Mitek showed good progress with their unit sales more than doubling in 2006 compared to 2005. This resulted in a significant increase in royalty revenue for Anika. In addition, we resumed shipping ORTHOVISC to DePuy Mitek in January 2006 as they had brought their inventory levels back to their target levels. We did not ship any units to them during the last nine months of 2005 due to the inventory overstocking that arose in 2004. Total U.S. sales of ORTHOVISC were $5,232,589, or 22% of product sales, in 2006 compared to $1,642,627, or 8% of product sales, in 2005. International sales of ORTHOVISC decreased to $6,107,844 from $6,295,706, or 3% in 2006 compared to the same period last year. The decrease in international sales was due to a reimbursement change in Turkey. In the third quarter of 2006 the government of Turkey eliminated reimbursement for over 100 drugs including ORTHOVISC and its competing products. No shipment was made to our Turkish distributor during the last five months of the 2006. Sales to Turkey represented 17% and 23% of product sales in 2006 and 2005, respectively. We expect U.S. ORTHOVISC sales to increase in 2007 compared to 2006, and international ORTHOVISC sales to decrease in 2007 compared to 2006.

Sales of HYVISC decreased slightly in 2006 as compared to 2005 and represented 8% and 10%, respectively, of product sales. Sales of HYVISC are made to a single customer under an exclusive agreement which was extended in April 2006 to December 31, 2010. We expect HYVISC sales to be essentially flat in 2007 from 2006.

Licensing, milestone and contract revenue.   Licensing, milestone and contract revenue for the year ended December 31, 2006 was $2,887,329, compared to $9,300,723 for 2005. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter. Contract revenue was $105,145 for 2006, compared to $6,537,094 in 2005. Contract revenue in 2005 represented reimbursement of clinical and development costs due under the OrthoNeutrogena contract, and a $2,300,000 termination fee to exit the contract which was terminated in the third quarter of 2005. All amounts due and contractual obligations by both parties have been satisfied.

Product gross profit.   Product gross profit for the year ended December 31, 2006 was $12,835,424, or 54% of product revenue, compared with $9,389,799, or 46% of product revenue, for the year ended December 31, 2005. The improvement in product gross profit was due to increased royalties, favorable raw material prices, and lower than normal margins in 2005. Product margin in 2005 was adversely affected by costs incurred from the voluntary ophthalmic product recall. We expect product gross margin to improve slightly in 2007 compared to 2006 reflecting higher royalties, higher manufacturing volume, and implementation of cost and process improvements changes.

Research and development.   Research and development expenses for the year ended December 31, 2006 decreased by $1,114,229, or 24%, to $3,616,435 from $4,730,664 for the prior year. Research and development expenses include those costs associated with our in-house and external research and development efforts for the development of CTA product enhancements, next generation osteoarthritis products, the costs of clinical trials, manufacturing process improvements, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The decrease in research and development expenses during 2006 was primarily attributable to reduced clinical trial expenses in 2006 compared to 2005. In 2006, our clinical trial spending was for a modest CTA study to refine technique of ELEVESS. In 2005, research and development spending included a large U.S. pivotal CTA trial in support of our September 2005 PMA application. The decrease in size and effort of CTA clinical trials was the primary driver for the reduction in research and development expenses in 2006 from 2005. We expect research and development expenses will increase in the future related to next generation ORTHOVISC products, and other research and development programs in the pipeline.

Selling, general and administrative.   Selling, general and administrative expenses for the year ended December 31, 2006 increased by $1,269,516 or 23%, to $6,678,845 from $5,409,329 in the prior year. The increase was primarily due to recording of $1,267,205 of stock-based compensation expense. The Company expects that selling, general and administrative expenses will increase in the future related to headcount increases, and infrastructure expansion. With the signing of a lease in January 2007 for our new facility in Bedford, Massachusetts, general and administrative expenses will increase by more than $1,000,000 in 2007 assuming a May 1, 2007 rent commencement date. Operating expense related to the new facility will be mostly recorded in general and administrative expenses until manufacturing operations occupies the building in late 2008.

Interest income, net.   Net interest income increased $859,636, or 69%, to $2,100,749 for the year ended December 31, 2006, from $1,241,113 in 2005. The increase was primarily attributable to higher average available cash and invested balances during 2006 as well as increasing interest rates. Interest income in 2007 is expected to decrease as a result of lower expected available cash due to capital investments in the Company’s new facility project.

Income taxes.   Income tax provision was $2,924,006 and $3,899,104 for 2006 and 2005, respectively. The slightly lower effective tax rate in 2006 of 38.8% was primarily a result of the impact of research and other credits and unfavorable state deferred tax assets rate change in 2005. Our effective tax rate varied from the U.S. federal statutory rate due, principally, to the impact of research and development and other credits, and non-deductible compensation expenses related to SFAS 123R. A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Years ended December 31,
	2006	2005	2004
Computed expected tax expense	34.0%	34.0%	34.0%
State tax expense (net of federal benefit)	3.8%	4.3%	2.8%
State deferred tax assets rate change	—	4.5%	—
Permanent items, including nondeductible expenses	1.8%	-0.9%	0.9%
Federal and state research and development, and other credits	-1.6%	-1.4%	-1.8%
Other	0.8%	-0.7%	—
Federal rate difference	—	—	2.9%
Change in valuation allowance related to income tax benefit	—	—	-103.9%
Tax (benefit) expense	38.8%	39.8%	-65.1%

We have a pending IRS audit related to our 2004 tax return. We are currently in the process of finalizing the audit results with the IRS. We expect that the outcome of the IRS audit will not be material to our financial statements.

Year ended December 31, 2005 compared to year ended December 31, 2004

Statement of Operations Detail

	Year Ended December 31,
	2005	2004
Product revenue	$20,533,889	$22,285,985
Licensing, milestone and contract revenue	9,300,723	4,179,060
Total revenue	29,834,612	26,465,045
Operating Expenses:
Cost of product revenue	11,144,090	9,948,593
Research and development	4,730,664	4,087,272
Selling, general and administrative	5,409,329	6,041,417
Total operating expenses	21,284,083	20,077,282
Income from operations	8,550,529	6,387,763
Interest income, net	1,241,113	388,945
Income before income taxes	9,791,642	6,776,708
Provision for income taxes	3,899,104	2,625,631
Benefit from release of valuation allowance	—	(7,038,792)
Net income	$5,892,538	$11,189,869
Product gross profit	$9,389,799	$12,337,392
Product gross margin	46%	55%

Product revenue.   Product revenue for the year ended December 31, 2005 was $20,533,889, a decrease of $1,752,096, or 8%, compared with $22,285,985 for the year ended December 31, 2004.

	Year Ended December 31,
	2005	2004
Ophthalmic Products	$10,521,914	$11,532,671
ORTHOVISC	7,938,333	8,698,826
HYVISC	2,073,642	2,054,488
	$20,533,889	$22,285,985

Ophthalmic products sales decreased $1,010,757, or 9%, to $10,521,914. The decrease was primarily attributable to the loss of business from Advanced Medical Optics. Sales to Advanced Medical Optics decreased to $248,855 from $2,195,388, or 89%, in 2005 compared to 2004, and contributed only 2% of ophthalmic product revenue for 2005 versus 19% in 2004. The decrease in sales to Advanced Medical Optics was attributable to Advanced Medical Optics’ acquisition of a competing line of viscoelastic products for use in ocular surgery. Our agreement with Advanced Medical Optics expired according to its terms in June 2005. This decrease was partially offset by increased sales to Bausch & Lomb and, to a lesser extent, to increased sales to each of our other ophthalmic customers.

Our sales of ORTHOVISC decreased $760,493, or 9%, to $7,938,333 in 2005 as compared with $8,698,826 in 2004. The decrease in ORTHOVISC sales for 2005 was primarily due to overstocking of inventory by JNJ in 2004. This resulted in substantially lower purchases of ORTHOVISC by JNJ from the Company in 2005. This domestic decrease was partially offset by continued robust international ORTHOVISC sales. U.S. sales of ORTHOVISC were $1,642,627, or 8% of product sales, in 2005 compared to $4,669,134, or 21% of product sales, in 2004. The impact of the decrease in unit sales was partially offset by a 32% increase in royalty fees tied to end-user sales, and increased international sales. International sales of ORTHOVISC increased to $6,295,706 from $4,029,692, or 56% in 2005 compared to the same periods last year. The increase in international sales was primarily attributable to increased market penetration by our distributors in Turkey, Canada, Western Europe and Middle East countries.

Sales of HYVISC were essentially flat in 2005 as compared to 2004 and represented 10% and 9%, respectively, of product sales. Sales of HYVISC are made to a single customer under an exclusive agreement which was extended in April 2006 to December 31, 2010.

Licensing, milestone and contract revenue.   Licensing, milestone and contract revenue for the year ended December 31, 2005 was $9,300,723, compared to $4,179,060 for 2004. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter. Contract revenue was $6,537,094 for 2005, compared to $1,295,759 in 2004. Revenue in 2005 consisted of $4,237,094 for reimbursement of clinical and development costs due under the OrthoNeutrogena contract, and a $2,300,000 termination fee to exit the contract, which was terminated in the quarter of 2005. All amounts due and contractual obligations by both parties have been satisfied.

Product Gross profit.   Product gross profit for the year ended December 31, 2005 was $9,389,799, or 46% of product revenue, compared with $12,337,392, or 55% of product revenue, for the year ended December 31, 2004. The decrease in product gross margin was mainly due to three factors:  the cost impact of a mid-year product recall totaling approximately $370,000, a lower margin product mix, and volume based inefficiencies in our manufacturing process.

Research and development.   Research and development expenses for the year ended December 31, 2005 increased by $643,392, or 16%, to $4,730,664 from $4,087,272 for the prior year. Research and development expenses include those costs associated with our in-house research and development efforts for the development of new medical applications for our HA-based technology, the management and cost of clinical trials, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The increase in research and development expenses during 2005 was primarily attributable to expenditures associated with the pivotal clinical trial for our CTA product initiated in 2004 and completed in late 2005, as well as engineering and scale-up activities in preparation for the manufacture of our CTA product. The Company filed a PMA application with the FDA based on the results of this clinical trial.

Selling, general and administrative.   Selling, general and administrative expenses for the year ended December 31, 2005 decreased by $632,088 or 10%, to $5,409,329 from $6,041,417 in the prior year. The decrease was primarily due to lower business development expenses and professional fees related to the Sarbanes Oxley Act, which were partially offset by higher fees related to recruiting.

Interest income.   Interest income increased $852,168, or 219%, to $1,241,113 for the year ended December 31, 2005, from $388,945 in 2004. The increase was primarily attributable to higher average available cash and invested balances during 2005 as well as increasing interest rates.

Income taxes.   Income tax provision for 2005 is $3,899,104 versus a net tax benefit of $4,413,161 recorded for 2004. The 2004 net benefit was comprised of a provision for income taxes of $2,625,631 offset by a $7,038,792 benefit resulting from the release of the valuation allowance. As a result of the receipt of the $25,000,000 in milestone payments in 2004 from Ortho Biotech, our recent operating results, and forecasted future income, together supported an assertion that ultimate realization of our deferred tax assets was more likely than not at December 31, 2004. Accordingly, the Company fully released the valuation allowance during 2004 and correspondingly recorded a one-time tax benefit of $7,038,792 or $.62 per fully diluted share.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as the scope of our operations expands. Historically we have funded our cash requirements from available cash and investments on hand. We expect that our existing capital resources, together with cash from operations and interest income, will be sufficient to fund our operations for the foreseeable future. At December 31, 2006, cash and cash equivalents totaled $47,167,432 compared to $44,746,656 at December 31, 2005, and $39,339,359 at December 31, 2004.

Cash provided by operating activities was $2,001,172, $6,451,927 and $23,824,796 for 2006, 2005, and 2004 respectively. Cash provided by operating activities decreased by $4,440,755 in 2006 from 2005. This decrease in operating cash was primarily due to the following major factors: a decrease in net income of $1,288,322; build-up of inventory of $2,214,918 primarily related to the reimbursement policy change in Turkey; and an increase in accounts receivables of $1,443,268 due to sales growth; which were partially offset by a net increase in current assets and liabilities of $885,072.

Cash used in investing activities was $1,305,801 and $1,600,821 in 2006 and 2005 respectively. Cash provided by investing activities was $344,296 in 2004. Cash used for investing activities in 2006 and 2005 was primarily the result of deposits for manufacturing equipment and construction costs to build a new manufacturing suite in connection with our new CTA product currently in development. Net cash flows from investing activities for 2004 includes the release of restricted cash of $817,960 which was partially offset by capital expenditures of $473,664, primarily for manufacturing and computer equipment. We expect to increase our capital expenditures in 2007 primarily related to the buildout of our new facility. We expect the new facility capital project to cost approximately $25 million (including interior construction, equipment, furniture and fixtures), of which approximately $20 million will be spent or committed during 2007. This new facility will serve as our corporate headquarters and manufacturing facility for the foreseeable future. We plan to use a combination of cash on hand and debt to finance the build out with up to approximately 60% provided by long term debt. There can be no assurance that we will find available financing or financing on terms favorable to the company. Construction is expected to commence in the Spring of 2007 and continue into 2008. There can also be no assurance that we will be successful in re-qualifying the new facility under the FDA and European Union regulations.

Cash provided by financing activities of $1,725,405, $556,191 and $578,159 for 2006, 2005 and 2004, respectively, reflects the proceeds from the exercise of stock options, including any associated tax benefits.

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

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for accounting years ending after November 15, 2006. The adoption of this SAB did not have any impact on our financial statements.

Contractual Obligations and Other Commercial Commitments

We have no material commitments for purchases of inventories. We expect to incur significant capital investments related to the buildout of our new facility in Bedford, Massachusetts. We plan to use a combination of cash on hand and debt to finance the build out with up to approximately 60% provided by long term debt. There can be no assurance that we will find available financing or financing on terms favorable to the Company. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

We cannot assure you that we will record profits in future periods. However, we believe that based on our current strategy, our cash and investments on hand will be sufficient to meet our cash flows requirements beyond 2007. See Item 1A. “Risk Factors.”

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

The table below summarizes our contractual obligations of non-cancelable operating leases at December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,656,484	$801,948	$814,956	$39,580	$—

On January 4, 2007, we entered into a new lease, pursuant to which we will lease a new headquarters facility (the “Lease”), consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The Lease has an initial term of ten and a half years, and is expected to commence on approximately May 1, 2007 once certain agreed upon landlord improvements are completed. We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. The leases covering the Company’s current corporate and research and development facility, and its manufacturing facility both located in Woburn, Massachusetts are set to expire in December 2007 and February 2009, respectively. We currently expect our administrative, research and development personnel to begin occupying the Bedford facility by the end of 2007, and for the buildout and validation for the new manufacturing space to be completed by late 2008.

The following table shows the expected future contractual obligation assuming commencement of the Lease on approximately May 1, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New facility lease	$8,063,167	$208,334	$1,041,667	$1,514,583	$5,298,583

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.:

We have completed integrated audits of Anika Therapeutics, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under this Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2007

Anika Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$47,167,432	$44,746,656
Accounts receivable, net of reserves of $49,724 and $22,558 at December 31, 2006 and 2005, respectively	3,509,508	2,066,240
Inventories	5,395,596	3,270,678
Current portion deferred income taxes	1,312,901	1,301,085
Prepaid expenses	220,445	1,025,481
Total current assets	57,605,882	52,410,140
Property and equipment, at cost	13,255,240	11,949,439
Less: accumulated depreciation	(10,237,232)	(9,853,177)
	3,018,008	2,096,262
Long-term deposits and other	193,050	143,060
Deferred income taxes	7,296,689	7,968,481
Total Assets	$68,113,629	$62,617,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965,180	$1,277,782
Accrued expenses	1,573,835	1,718,916
Deferred revenue	2,905,099	2,830,046
Income taxes payable	17,253	—
Total current liabilities	5,461,367	5,826,744
Other long-term liabilities	64,525	—
Long-term deferred revenue	17,099,712	18,900,000
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,772,654 shares issued and outstanding at December 31, 2006, 10,500,393 shares issued and outstanding at December 31, 2005	107,727	105,004
Additional paid-in-capital	37,262,768	34,272,881
Retained earnings	8,117,530	3,513,314
Total stockholders’ equity	45,488,025	37,891,199
Total Liabilities and Stockholders’	$68,113,629	$62,617,943

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Product revenue	$23,953,285	$20,533,889	$22,285,985
Licensing, milestone and contract revenue	2,887,329	9,300,723	4,179,060
Total revenue	26,840,614	29,834,612	26,465,045
Operating expenses:
Cost of product revenue	11,117,861	11,144,090	9,948,593
Research & development	3,616,435	4,730,664	4,087,272
Selling, general & administrative	6,678,845	5,409,329	6,041,417
Total operating expenses	21,413,141	21,284,083	20,077,282
Income from operations	5,427,473	8,550,529	6,387,763
Interest income, net	2,100,749	1,241,113	388,945
Income before income taxes	7,528,222	9,791,642	6,776,708
Income tax expense (benefit)
Provision for income taxes	2,924,006	3,899,104	2,625,631
Benefit from release of valuation allowance	—	—	(7,038,792)
Net income	$4,604,216	$5,892,538	$11,189,869
Basic net income per share:
Net income	$0.43	$0.57	$1.11
Basic weighted average common shares outstanding	10,639,028	10,410,920	10,103,835
Diluted net income per share:
Net income	$0.41	$0.52	$0.98
Diluted weighted average common shares outstanding	11,155,249	11,428,201	11,384,155

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury Stock		Retained
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Number of Shares	Cost	Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2003	9,991,943	$99,919	$31,480,005	5,538	$(26,868)	$(13,569,093)	$17,983,963
Exercise of common stock options	265,529	2,656	548,635	(5,538)	26,868	—	578,159
Tax benefit related to stock options	—	—	609,866	—	—	—	609,866
Net income	—	—	—	—	—	11,189,869	11,189,869
Balance, December 31, 2004	10,257,472	102,575	32,638,506	—	—	(2,379,224)	30,361,857
Exercise of common stock options	242,921	2,429	553,762	—	—	—	556,191
Tax benefit related to stock options	—	—	1,080,613	—	—	—	1,080,613
Net income	—	—	—	—	—	5,892,538	5,892,538
Balance, December 31, 2005	10,500,393	105,004	34,272,881	—	—	3,513,314	37,891,199
Exercise of common stock options	272,261	2,723	1,216,751	—	—	—	1,219,474
Tax benefit related to stock options	—	—	505,931	—	—	—	505,931
FAS 123R stock option expense	—	—	1,267,205	—	—	—	1,267,205
Net income	—	—	—	—	—	4,604,216	4,604,216
Balance, December 31, 2006	10,772,654	$107,727	$37,262,768	—	$—	$8,117,530	$45,488,025

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,604,216	$5,892,538	$11,189,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384,055	459,906	709,504
Stock-based compensation expense	1,267,205	—	—
Deferred income taxes	659,976	1,911,270	(11,180,836)
Provision for inventory reserve	56,380	49,452	3,079
Tax benefit from exercise of stock options	(505,931)	1,080,613	609,866
Changes in operating assets and liabilities:
Accounts receivable	(1,443,268)	287,440	(932,570)
Inventories	(2,181,298)	906,653	(603,284)
Prepaid expenses	805,036	313,037	(1,257,661)
Long-term deposits and other	(49,990)	—	—
Accounts payable	(312,602)	486,771	442,219
Accrued expenses	(145,081)	(322,099)	743,769
Deferred revenue	(1,725,235)	(4,613,654)	24,165,724
Income taxes payable	523,184	—	(64,883)
Other long-term liabilities	64,525	—	—
Net cash provided by operating activities	2,001,172	6,451,927	23,824,796
Cash flows from investing activities:
Restricted cash	—	—	817,960
Purchase of property and equipment	(1,305,801)	(1,600,821)	(473,664)
Net cash (used in) provided by investing activities	(1,305,801)	(1,600,821)	344,296
Cash flows from financing activities:
Proceeds from exercise of stock options	1,219,474	556,191	578,159
Tax benefit from exercise of stock options	505,931	—	—
Net cash provided by financing activities	1,725,405	556,191	578,159
Increase in cash and cash equivalents	2,420,776	5,407,297	24,747,251
Cash and cash equivalents at beginning of year	44,746,656	39,339,359	14,592,108
Cash and cash equivalents at end of year	$47,167,432	$44,746,656	$39,339,359
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,077,506	$637,199	$7,156,053

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; and HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT®, which is an HA based anti-adhesive for surgical applications currently marketed in three countries outside of the U.S. In the U.S. ORTHOVISC is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. Products in development include, ELEVESSTM, an HA based dermal filler used for cosmetic tissue augmentation applications and next generation osteoarthritis / joint health related products.  In June 2006, we entered into a license and development agreement and a supply agreement with Galderma Pharma S.A. and Galderma S.A. for exclusive worldwide development and commercialization of ELEVESS.

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

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Product Revenue

The Company recognizes revenue from the sales of products it manufactures upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices. Product revenue also includes royalties. Royalty revenue is based on our distributor’s sales and recognized in the same period our distributor records their sale of the product.

License, Milestone and Contract Revenue

On June 30, 2006, the Company entered into a License and Development Agreement with Galderma Pharma S.A., a joint venture between Nestlé and L’Oréal, and a Supply Agreement with Galderma Pharma S.A. and Galderma S.A., an affiliate of Galderma Pharma S.A., for the exclusive worldwide development and commercialization of hyaluronic acid based CTA products. Galderma Pharma S.A. and Galderma S.A. are jointly referred to as Galderma. Under the agreements, the Company is responsible for the development and manufacturing of the CTA products, and Galderma is responsible for the commercialization, including distribution and marketing, of the CTA products worldwide. The agreements include an upfront payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for the supply of CTA products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets. The Company accounts for the agreements in accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. Based on the review of the agreements, the Company believes that two separate units of accounting exist: a combined license and development unit and a manufacturing and supply unit. Milestone payments related to achieving regulatory goals under the license and development unit are subject to certain refund clauses, which are expected to expire by June 2007. Pursuant to this model, the Company will recognize payments received under the license and development unit upon expiration of refund contingencies, over the period in which the Company performs its obligations, which approximates the contractual term of 10 years. Using the contingency-adjusted performance model, the intial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue. Payments from the manufacturing and supply unit will be recognized post commercialization as product is delivered.

Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company will recognize over a 10 year period. Milestone payments under the agreements are related to regulatory approvals of the CTA products in the United States and Europe. Achievements of both regulatory approvals would entitle the Company to aggregate milestone payments of up to $5,000,000 for the initial CTA product. The Company would also receive up to an additional $1,500,000 upon regulatory approvals in the United States and Europe for each additional CTA product that the parties agree to develop and market. In addition, the agreements contain payment terms for supplying Galderma with CTA products and royalties based on sales of the Company’s CTA products by Galderma to its customers. The agreements provide for sales threshold achievement payments of up to $14,500,000 if CTA product net sales exceed certain net sales targets. Under the terms of the agreements, Galderma will support the development of the Company’s CTA products, including reimbursement for certain clinical development costs for the enhancement of the initial CTA product, line extensions and clinical trial support, and the Company will make appropriate regulatory filings with the U.S. Food and Drug Administration and regulators in the European Union to enhance features of its initial CTA product. The agreements have an initial term of ten years, unless earlier terminated pursuant to any one of several early termination rights of each party. In certain circumstances, an early termination of the agreements will require the Company to refund to Galderma certain product development milestone payments and reimbursements of development costs. Following the initial term, the agreements will automatically renew for an additional three year period if a certain net sales target has been exceeded, unless terminated by Galderma prior to the expiration of the initial term.

The Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) in July 2004, for the Company’s CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. The Company received a payment of $3,115,000 from OrthoNeutrogena including a $2,300,000 contract termination fee. Given that there were no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005, including approximately $251,000 of previously deferred revenue under the performance-based model. Total contract revenue recognized during 2005 related to the agreements with OrthoNeutrogena was $6,537,094.

In December 2003 the Company entered into a ten-year licensing and supply agreement (the “JNJ Agreement”) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. In mid-2005, the agreement was assigned to DePuy Mitek, Inc., a subsidiary of Johnson & Johnson. Under the JNJ Agreement, DePuy Mitek performs sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology. In support of the license, the JNJ Agreement provides that DePuy Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2,000,000 upon entering into the JNJ Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations. The Company evaluated the terms of the JNJ Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, the Company have deferred non refundable payments received of $27,000,000 which we are recognizing ratably over the expected ten year term of the JNJ Agreement. Under the JNJ Agreement, we are the exclusive supplier of ORTHOVISC to Johnson & Johnson. The JNJ Agreement provides for additional sales-based milestone payments to us contingent upon achieving specified sales targets, in addition to royalty and transfer fees. The JNJ Agreement is subject to early termination in certain circumstances and is otherwise renewable by DePuy Mitek for consecutive five-year terms.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on specific identification. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Machinery and equipment	3–8 years
Furniture and fixtures	3–5 years
Leasehold improvements	Shorter of lease term or estimated useful life

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2006 and 2005, long-lived assets consisted of machinery, equipment and leasehold improvements.

During the years ended December 31, 2006, 2005, and 2004 the Company did not record losses on impairment.

Research and Development

Research and development costs consists primarily of salaries and related expenses for personnel and fees paid to outside consultants and outside service providers, including costs associated with licensing, milestone and contract revenue. Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”,) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. See Note 9 for additional disclosures.

Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance-Sheet-Risk and Financial Instruments with Concentrations of Credit Risk” requires disclosure of any significant off-balance-sheet-risk, or concentrations of credit risk. The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company, by policy, limits the amount of credit exposure to any one financial institution, and routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. As of December 31, 2006, Bausch & Lomb, Boehringer Ingelheim Vetmedica, JNJ, and Staar Surgical combined, represented 89% of the Company’s accounts receivable balance. As of December 31, 2005, Bausch & Lomb, Boehringer Ingelheim Vetmedica, Pharmaren, JNJ, Staar Surgical and Ferrer Grupo combined, represented 91% of the Company’s accounts receivable balance.

Reporting Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 2006, 2005, and 2004 and as a result, comprehensive income is the same as reported net income for all periods presented.

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

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for accounting years ending after November 15, 2006. The adoption of this SAB did not have any impact on our financial statements.

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

Shares used in calculating basic and diluted earnings per share for each of the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Net income	$4,604,216	$5,892,538	$11,189,869
Basic weighted average common shares outstanding	10,639,028	10,410,920	10,103,835
Dilutive potential common shares	516,221	1,017,281	1,280,320
Diluted weighted average common and potential common shares outstanding	11,155,249	11,428,201	11,384,155

Options to purchase approximately 193,075, 85,341, and 14,000 shares were outstanding at December 31, 2006, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

4. Allowance for Doubtful Accounts

A summary of the allowance for doubtful account activity is as follows:

	December 31,
	2006	2005	2004
Balance, beginning of the year	$22,558	$22,558	$28,750
Amounts provided	27,166	—	—
Amounts written off	—	—	(6,192)
Balance, end of the year	$49,724	$22,558	$22,558

5. Inventories

Inventories consist of the following:

	December 31,
	2006	2005
Raw Materials	$2,935,075	$1,594,313
Work-in-Process	2,132,665	1,506,565
Finished Goods	327,856	169,800
Total	$5,395,596	$3,270,678

6. Property & Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2006	2005
Machinery and equipment	$6,581,394	$6,407,333
Furniture and fixtures	736,824	736,824
Leasehold improvements	3,510,875	3,449,469
Construction in progress	2,426,147	1,355,813
	13,255,240	11,949,439
Less accumulated depreciation	(10,237,232)	(9,853,177)
Total	$3,018,008	$2,096,262

Depreciation expense was $384,055, $459,906 and $709,504 for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
Payroll and benefits	$979,939	$1,006,760
Professional fees	217,500	346,970
Clinical trial	113,860	150,522
Other	262,536	214,664
Total	$1,573,835	$1,718,916

8. Commitments and Contingencies

Operating Leases.   The Company’s corporate headquarters is located in Woburn, Massachusetts, where it leases approximately 10,000 square feet of administrative and research and development space. The lease on this facility terminates in December 2007. The Company also leases approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for its manufacturing facility and warehouse. The lease for this facility terminates in February 2009. Rental expense in connection with the leases, totaled $791,137, $723,707, and $699,970, for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments under noncancelable operating leases, including facilities and office equipment leases, at December 31, 2006 are as follows:

Amount
2007	$801,948
2008	679,686
2009	135,270
2010	26,387
2011	13,193
Thereafter	—
Total	$1,656,484

On January 4, 2007, we entered into a new lease, pursuant to which we will lease a new headquarters facility (the “Lease”), consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The Lease has an initial term of ten and a half years, and is expected to commence on approximately May 1, 2007 once certain agreed upon landlord improvements are completed. We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. We currently expect our administrative, research and development personnel to begin occupying the Bedford facility by the end of 2007, and for the buildout and validation for the new manufacturing space to be completed by late 2008. Assuming a lease commencement date of May 1, 2007, future minimum lease payments related to this lease are as follows:

Amount
2007	$208,334
2008	479,167
2009	562,500
2010	677,083
2011	837,500
Thereafter	5,298,583
Total	$8,063,167

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

9. Stock Option Plan

Effective January 1, 2006, the Company adopted the provisions SFAS 123R, which established accounting for equity instruments exchanged for employee services. The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant. The fair value of each stock option and stock appreciation rights award during 2006, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Risk-free interest rate	4.32% – 5.03%	3.54% – 4.53%	2.35% – 3.54%
Expected volatility	63.92% – 65.82%	68.45% – 71.38%	72.9% – 100.14%
Expected lives (years)	4	4	4
Expected dividend yield	0.00%	0.00%	0.00%

The Company recorded $1,267,205 of share-based compensation expense for the twelve months ended December 31, 2006 for stock options, stock appreciation rights and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees. Prior to 2006, the Company granted stock options to employees and members of the Board of Directors. During 2006, the Company granted 262,050 shares of share-based stock appreciation to members of its Board of Directors and company officers. The Company also granted 12,500 shares of stock options and 27,200 shares of restricted stock to non-officer employees during 2006. These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. The Company did not recognize compensation expense for employee share-based awards for the twelve months ended December 31, 2005 and 2004, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the twelve months ended

December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	December 31,
	2005	2004
Net income
As reported	$5,892,538	$11,189,869
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards, net of tax	(697,191)	(481,466)
Proforma net income	$5,195,347	$10,708,403
Basic net income per share
As reported	$0.57	$1.11
Proforma	$0.50	$1.06
Diluted net income per share
As reported	$0.52	$0.98
Proforma	$0.45	$0.94

For the twelve months ended December 31, 2006, the adoption of SFAS 123R had the following effect on the Company’s consolidated statements of operations:

Cost of product revenue	$252,098
Research & development	40,964
Selling, general & administrative	974,143
Income from operations	1,267,205
Income tax benefits	(312,524)
Net stock-based compensation expense	$954,681
Effect on basic net income per share	$0.09
Effect on diluted net income per share	$0.09

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

Combined stock options and stock appreciation rights activity under the three plans is summarized as follows for the years end December 31, 2006, 2005, and 2004:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of year	1,795,394	$5.80	1,707,305	$4.16	2,072,297	$3.51
Granted	274,550	$11.54	409,525	$10.46	207,000	$12.60
Cancelled	(249,604)	$9.85	(78,515)	$5.47	(275,925)	$7.73
Expired	(667)	$4.75	—	—	(25,000)	$2.63
Exercised	(272,261)	$4.48	(242,921)	$2.29	(271,067)	$2.13
Outstanding at end of year	1,547,412	$6.39	1,795,394	$5.80	1,707,305	$4.16
Options exercisable at end of year	1,022,262	$4.55	1,030,507	$3.90	1,015,055	$3.32
Weighted average fair value of options granted at fair value		$6.05		$5.76		$7.45

The restricted stock activity for the year ended December 31, 2006 is as follows:

	Restricted Stock Twelve Months Ended December 31, 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	27,200	$11.65
Cancelled	(3,300)	$10.51
Exercised	—	—
Expired	—	—
Outstanding at end of year	23,900	$11.80
Shares exercisable at end of period	—	—

The aggregate intrinsic value of stock options and stock appreciation rights fully vested and outstanding at December 31, 2006 was $8,921,023 and $10,653,459, respectively. The total intrinsic value of options and  stock appreciation rights exercised was $2,130,816, $2,880,654, and $2,498,613 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options and stock appreciation rights vested during the years ended December 31, 2006, 2005 and 2004 was $1,125,195, $716,757 and $681,606, respectively. Total tax benefits realized from stock option exercises were $505,931 and $1,080,613 for the years ended December 31, 2006 and 2005, respectively. The Company received $1,219,474 and $556,191 for exercises of stock options during the years ended December 31, 2006 and 2005, respectively.

A summary of the activity for nonvested stock options and stock appreciation rights awards as of December 31, 2006 and changes during the twelve month period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2006	766,838	$4.92
Granted	274,550	$6.04
Vested	(266,634)	$4.22
Cancelled	(249,604)	$5.68
Nonvested at December 31, 2006	525,150	$5.50

Generally, stock-based awards vest in equal, annual installments up to four years after the date of grant and have an expiration date no later than ten years after the date of grant. There are 572,365 options available for future grant at December 31, 2006.

The following table summarizes significant ranges of outstanding options and stock appreciation rights under the three plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.90 - $1.05	272,838	5.59	$1.02	235,901	5.52	$1.02
$1.06 - $4.75	313,602	4.55	$1.42	308,600	4.73	$1.38
$4.76 - $9.21	326,262	4.57	$7.13	224,300	2.95	$6.42
$9.22 - $10.69	332,385	7.55	$9.61	186,073	6.99	$9.31
$10.70 - $15.45	302,325	9.30	$12.06	67,388	8.76	$12.11
	1,547,412	6.31	$6.39	1,022,262	5.20	$4.55

As of December 31, 2006, the weighted average fair value per share for options and stock appreciation rights for shares outstanding and vested were $3.81 and $2.95, respectively. As of December 31, 2006, there was approximately $3.2 million, net of forfeiture assumptions, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.59 years.

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

11. Stock Repurchase Plan

In October 1998, the Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase up to $4,000,000 of the Company’s Common Stock, with the total number of shares repurchased not to exceed 9.9% of the total number of shares issued and outstanding. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. To date, the Company had repurchased a total of 762,100 shares at a net cost of approximately $3,873,000 and has reissued all shares upon exercise of employee stock options. No shares were purchased in 2006, 2005, and 2004.

12. Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee’s compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2006, 2005, and 2004, the Company made matching contributions of $223,185, $202,081 and $176,604 respectively.

13. Revenue by Product Group, by Significant Customer and by Geographic Region

Product revenue by product group is as follows:

	Years Ended December 31,
	2006	2005	2004
Ophthalmic Products	$10,748,765	$10,521,914	$11,532,671
ORTHOVISC	11,340,433	7,938,333	8,698,826
HYVISC	1,820,617	2,073,642	2,054,488
INCERT	43,470	—	—
	$23,953,285	$20,533,889	$22,285,985

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Years Ended December 31,
	2006	2005	2004
Bausch & Lomb Incorporated	40.8%	45.6%	38.3%
Depuy Mitek / Ortho Biotech	21.8%	8.0%	21.0%
Pharmaren AG / Biomeks	16.7%	23.2%	13.6%
Boehringer Ingelheim Vetmedica	7.6%	10.1%	9.2%
Advanced Medical Optics	—	1.2%	9.9%
	86.9%	88.1%	92.0%

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Years Ended December 31,
	2006		2006		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$17,743,274	66.1%	$21,090,250	70.7%	$19,767,337	74.7%
Europe	3,668,479	13.7%	3,166,728	10.6%	3,115,086	11.8%
Turkey	3,998,226	14.9%	4,763,509	16.0%	3,024,246	11.4%
Other	1,430,635	5.3%	814,125	2.7%	558,376	2.1%
Total	$26,840,614	100.00%	$29,834,612	100.00%	$26,465,045	100.00%

Substantially all licensing, milestone and contract revenue was derived in the United States for 2006, 2005 and 2004.

14. Income Taxes

Income tax expense (benefit) was $2,924,006, $3,899,104 and ($4,413,161) for the years ended December 31, 2006, 2005, and 2004, respectively. Prepaid taxes of $663,338 was included in the prepaid expenses at December 31, 2005.

The components of the provision for income taxes and benefit from release of valuation allowance are as follows:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$1,991,829	$1,787,165	$5,845,304
State	272,201	200,915	922,371
	2,264,030	1,988,080	6,767,675
Deferred:
Federal	580,694	1,298,303	(3,680,232)
State	79,282	612,721	(461,812)
	659,976	1,911,024	(4,142,044)
Provision for income taxes	2,924,006	3,899,104	2,625,631
Benefit from release of valuation allowance:
Federal	—	—	(5,759,759)
State	—	—	(1,279,033)
	—	—	(7,038,792)
Tax expense (benefit)	$2,924,006	$3,899,104	$(4,413,161)

The Company receives a tax deduction upon the exercise of nonqualified stock options and disqualifying dispositions by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The benefit of the related tax deduction in the amounts of $505,931, $1,080,613 and $609,866 were not recorded through the tax provision; rather, they were credited directly to additional paid in capital in 2006, 2005 and 2004, respectively.

The Company’s effective tax rate varied from the U.S. federal statuatory rate due, principally, to the impact of research and development and other credits, and nondeductible compensation expenses related to SFAS 123R. A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Years ended December 31,
	2006	2005	2004
Computed expected tax expense	34.0%	34.0%	34.0%
State tax expense (net of federal benefit)	3.8%	4.3%	2.8%
State deferred tax assets rate change	—	4.5%	—
Permanent items, including nondeductible expenses	1.8%	-0.9%	0.9%
Federal and state research and development, and other credits	-1.6%	-1.4%	-1.8%
Other	0.8%	-0.7%	—
Federal rate difference	—	—	2.9%
Change in valuation allowance related to income tax benefit	—	—	-103.9%
Tax (benefit) expense	38.8%	39.8%	-65.1%

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	Years ended December 31,
	2006	2005
Deferred tax assets:
Depreciation	$755,442	$653,708
FAS 123R expense	248,680	—
Accrued expenses and other	257,490	143,274
Inventory reserve	23,336	84,354
Deferred revenue	7,324,642	8,388,230
Deferred tax asset	$8,609,590	$9,269,566

As of December 31, 2006 and 2005, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded. As of December 31, 2004, based on management’s expectations regarding future profitability, the Company released the valuation allowance previously established against its deferred tax assets and recorded a one-time income tax benefit of $7,038,792.

In 2004, the Company achieved milestones under the JNJ Agreement and received payments totaling $27,000,000 which the Company recognized as taxable income in 2004. As a result, the Company has determined that it will be able to utilize all of its net operating loss and credit carry-forwards in 2004 to offset part of its taxable income. In accordance with the Company’s revenue recognition policy, for financial statement purposes, the milestone payments totaling $27,000,000 were deferred and are being recognized ratably over the expected ten-year term of the JNJ Agreement. The Company recorded a deferred tax asset of approximately $7,300,000 representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2006.

The Company has a pending IRS audit related to its 2004 tax return. The Company is currently in the process of finalizing the audit results with the IRS. It is expected that the outcome of the IRS audit will not be material to the Company’s financial statements.

15. Quarterly Financial Data (Unaudited)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2006	December 31,	September 30,	June 30,	March 31,
Product revenue	$5,077,561	$5,494,407	$7,115,484	$6,265,833
Total revenue	5,888,956	6,200,657	7,798,041	6,952,960
Cost of product revenue	3,054,111	2,125,028	2,890,904	3,047,818
Gross profit on product revenue	2,023,450	3,369,379	4,224,580	3,218,015
Net income	$1,046,762	$1,324,640	$1,352,065	$880,749
Per common share information
Basic net income per share	$0.10	$0.12	$0.13	$0.08
Basic common shares outstanding	10,745,819	10,676,943	10,601,336	10,526,672
Diluted net income per share	$0.09	$0.12	$0.12	$0.08
Diluted common shares outstanding	11,196,213	11,130,225	10,955,156	11,218,360

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2005	December 31,	September 30,	June 30,	March 31,
Product revenue	$4,773,825	$5,998,995	$4,084,132	$5,676,937
Total revenue	5,466,026	10,057,874	7,019,425	7,291,287
Cost of product revenue	2,266,156	3,766,762	2,117,208	2,993,964
Gross profit on product revenue	2,507,669	2,232,233	1,966,924	2,682,973
Net income	$822,302	$2,531,507	$1,336,489	$1,202,240
Per common share information
Basic net income per share	$0.08	$0.24	$0.13	$0.12
Basic common shares outstanding	10,496,453	10,482,850	10,391,538	10,269,389
Diluted net income per share	$0.07	$0.22	$0.12	$0.11
Diluted common shares outstanding	11,412,632	11,480,570	11,537,538	11,264,595

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

On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. Under the terms of the termination agreement, we received a termination payment of $3,115,000 from OrthoNeutrogena including $815,000 for all outstanding clinical study costs incurred and committed to by the Company at the termination date. Given there are no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized as contract revenue during the third quarter of 2005 under the performance-based model. See Notes 2.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are reasonably effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)         Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, our management believes that the company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the Registrant’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 1, 2007.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2007. and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2007.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2007.

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

10.2

Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.

10.3

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

10.8

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

10.10

Amendment to Lease #3 dated November 1, 2001 by and between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2001.

10.11

Sublease effective as of November 2001, between MedChem Products, Inc. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on May 14, 2002.

10.12

Amended and Restated Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and Charles H. Sherwood incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2002.

10.13

Change in Control, Bonus and Severance Agreement dated June 9, 2003 by and between the Company and Francesco J. Luppino, incorporated herein by reference to Exhibit 10.35 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on August 14, 2003.

10.14

Lease Extension dated October 8, 2003 by and between the Company and Cummings Properties, LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 (File no. 000-21326), filed with the Securities and Exchange Commission on November 14, 2003.

10.15

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

10.17

Letter Agreement dated October 6, 2004 by and between the Company and Carol A. Toth, Ph.D., incorporated herein by reference to the Company’s current report on Form 8-K (File no. 000-21326), filed with the Securities and Exchange Commission on November 19, 2004.

**10.18

Supply Agreement dated as of December 15, 2004 by and between the Company and Bausch & Lomb, Incorporated, incorporated by reference to the Company’s current report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on December 20, 2004.

10.19

Lease Amendment dated October 13, 2004 by and between the Company and MedChem Products, Inc., incorporated herein by reference to the Company’s annual report on Form 10-K for the period ended December 31, 2004 (File no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2005.

10.20

Letter Agreement dated June 30, 2005, as amended, by and between the Company and Kevin W. Quinlan, incorporated herein by reference to the Company’s current report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on July 12, 2005.

10.21

Change in Control, Bonus and Severance Agreement, dated as of July 11, 2005, by and between the Company and Kevin W. Quinlan, incorporated herein by reference to the Company’s current report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on July 12, 2005.

10.22

2003 Stock Option and Incentive Plan, as amended, incorporated herein by reference to Exhibit A of the Company’s Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 30, 2003.

10.23

First Amendment to the Company’s 2003 Stock Option and Incentive Plan incorporated herein by reference to Exhibit 4.9 of the Company’s Form S-8 (File no. 333-110326), filed with the Securities and Exchange Commission on November 7, 2003.

10.24

Form of Incentive Stock Option Agreement under the Company’s 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on October 5, 2004.

10.25

Form of Non-Qualified Stock Option Agreement under the Company’s 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on October 5, 2004.

10.26

Form of Stock Appreciation Right Agreement for Employees under the Company’s 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (File no. 001-14027), filed with the Securities and Exchange Commission on May 9, 2006.

10.27

Form of Stock Appreciation Right Agreement for Non-Employee Directors under the Company’s 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (File no. 001-14027), filed with the Securities and Exchange Commission on May 9, 2006.

10.28

License and Development Agreement between Anika Therapeutics, Inc. and Galderma Pharma S.A., dated as of June 30, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 (File no. 001-14027), filed with the Securities and Exchange Commission on August 7, 2006.

10.29

Supply Agreement among Galderma S.A, Galderma Pharma S.A, and Anika Therapeutics, Inc., dated as of June 30, 2006., incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 (File no. 001-14027), filed with the Securities and Exchange Commission on August 7, 2006.

10.30

Lease dated January 4, 2007, between the Company and Farley White Wiggins, incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on January 10, 2007.

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

***      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ANIKA THERAPEUTICS, INC.
Date: March 13, 2007	By:	/s/ CHARLES H. SHERWOOD, PH.D.
Charles H. Sherwood, Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES H. SHERWOOD, PH.D.	Chief Executive Officer and Director	March 13, 2007
Charles H. Sherwood, Ph.D.	(Principal Executive Officer)
/s/ KEVIN W. QUINLAN	Chief Financial Officer
Kevin W. Quinlan	(Principal Accounting Officer)	March 13, 2007
/s/ JOSEPH L. BOWER
Joseph L. Bower	Director	March 13, 2007
/s/ EUGENE A. DAVIDSON, PH.D.
Eugene A. Davidson, Ph.D.	Director	March 13, 2007
/s/ RAYMOND J. LAND
Raymond J. Land	Director	March 13, 2007

/s/ JOHN C. MORAN
John C Moran	Director	March 13, 2007
/s/ STEVEN E. WHEELER
Steven E. Wheeler	Director	March 13, 2007