Form 10-Q
period 2007-03-31
ANIKA THERAPEUTICS INC
filed 2007-05-09
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check One):

☐ Large accelerated filer                             ☒ Accelerated filer                         ☐ Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. At May 8, 2007 there were 10,984,928 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,780,878	$47,167,432
Short-term investment	3,522,770	—
Accounts receivable, net of reserves of $49,724 at March 31, 2007 and December 31, 2006	3,007,419	3,509,508
Inventories	5,983,632	5,395,596
Current portion deferred income taxes	1,312,901	1,312,901
Prepaid expenses and other receivables	469,051	220,445
Total current assets	58,076,651	57,605,882
Property and equipment, at cost	13,914,258	13,255,240
Less: accumulated depreciation	(10,398,890)	(10,237,232)
	3,515,368	3,018,008
Long-term deposits and other	399,300	193,050
Deferred income taxes	7,437,020	7,296,689
Total Assets	$69,428,339	$68,113,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,091,375	$965,180
Accrued expenses	1,115,208	1,573,835
Deferred revenue	2,899,969	2,905,099
Income taxes payable	145,946	17,253
Total current liabilities	5,252,498	5,461,367
Other long-term liabilities	223,939	64,525
Long-term deferred revenue	16,399,712	17,099,712
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,948,928 shares issued and outstanding at March 31, 2007, 10,772,654 shares issued and outstanding at December 31, 2006	109,489	107,727
Additional paid-in-capital	38,124,394	37,262,768
Retained earnings	9,318,307	8,117,530
Total stockholders’ equity	47,552,190	45,488,025
Total Liabilities and Stockholders’ Equity	$69,428,339	$68,113,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2007	2006
Product revenue	$5,374,038	$6,265,833
Licensing, milestone and contract revenue	764,008	687,127
Total revenue	6,138,046	6,952,960

Operating expenses:
Cost of product revenue	2,492,922	3,047,818
Research & development	847,341	1,076,792
Selling, general & administrative	1,575,050	1,788,999
Total operating expenses	4,915,313	5,913,609
Income from operations	1,222,733	1,039,351
Interest income, net	566,777	461,074
Income before income taxes	1,789,510	1,500,425
Provision for income taxes	588,733	619,676
Net income	$1,200,777	$880,749
Basic net income per share:
Net income	$0.11	$0.08
Basic weighted average common shares outstanding	10,878,448	10,526,672
Diluted net income per share:
Net income	$0.11	$0.08
Diluted weighted average common shares outstanding	11,281,322	11,218,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended

(Unaudited)

	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$1,200,777	$880,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	161,658	87,091
Stock-based compensation expense	277,321	382,537
Tax benefit related to exercise of stock option	(32,459)	(156,821)
Deferred income taxes	(140,331)	(67,945)
Provision for inventory reserve	63,362	—
Changes in operating assets and liabilities:
Accounts receivable	502,089	(174,137)
Inventories	(651,399)	(230,305)
Prepaid expenses	(248,606)	546,601
Long-term deposits and other	(206,250)	—
Accounts payable	126,195	(488,447)
Accrued expenses	(458,627)	(517,959)
Deferred revenue	(705,130)	(737,185)
Income taxes payable	161,152	—
Other long-term liabilities	159,414	—
Net cash provided by (used in) operating activities	209,166	(475,821)

Cash flows from investing activities:
Purchase of short-term investment	(3,522,770)	—
Purchase of property and equipment	(659,018)	(366,257)
Net cash used in investing activities	(4,181,788)	(366,257)

Cash flows from financing activities:
Proceeds from exercise of stock options	553,609	398,322
Tax benefit from exercise of stock options	32,459	156,821
Net cash provided by financing activities	586,068	555,143

Decrease in cash and cash equivalents	(3,386,554)	(286,935)
Cash and cash equivalents at beginning of year	47,167,432	44,746,656
Cash and cash equivalents at end of period	$43,780,878	$44,459,721

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$546,785	$7,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT® , which is an HA based anti-adhesive for surgical applications currently marketed in three countries outside of the U.S. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.  Products in development include ELEVESSTM, an HA based dermal filler used for cosmetic dermatology applications and next generation osteoarthritis / joint health related products.  In June 2006, we entered into a license and development agreement and a supply agreement with Galderma Pharma S.A. and Galderma S.A. for exclusive worldwide development and commercialization of cosmetic dermatology products.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any future periods.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consists of cash and highly liquid investments with original maturities of 90 days or less.  The Company accounts for short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.

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

Product Revenue

The Company recognizes revenue from the sales of products it manufactures upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices. Product revenue also includes royalties. Royalty revenue is based on our distributor’s sales and recognized in the same period that our distributor records their sale of the product.

License, Milestone and Contract Revenue

On June 30, 2006, the Company entered into a License and Development Agreement with Galderma Pharma S.A., a joint venture between Nestlé and L’Oréal, and a Supply Agreement with Galderma Pharma S.A. and Galderma S.A., an affiliate of Galderma Pharma S.A., for the exclusive worldwide development and commercialization of hyaluronic acid based products used in cosmetic dermatology (“CD”), formerly referenced as cosmetic tissue augmentation. Galderma Pharma S.A. and Galderma S.A. are hereinafter jointly referred to as Galderma. Under the agreements, the Company is responsible for the development and manufacturing of CD products, and Galderma is responsible for the commercialization, including distribution and marketing, of CD products worldwide. The agreements include an upfront payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for the supply of CD products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets. The Company accounts for the agreements in accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. Based on the review of the agreements, the Company believes that two separate units of accounting exist: a combined license and development unit and a manufacturing and supply unit. Milestone payments related to achieving regulatory goals under the license and development unit are subject to certain refund obligations, which are expected to expire by July 2007. Pursuant to this model, the Company will recognize payments received under the license and development unit upon expiration of refund contingencies, over the period in which the Company performs its obligations, which approximates the contractual term of 10 years. Using the contingency-adjusted performance model, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue. Payments from the manufacturing and supply unit will be recognized post commercialization as product is delivered.

Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company will recognize as revenue over a 10 year period. Milestone payments under the agreements are related to regulatory approvals of CD products in the United States and Europe. Achievement of both regulatory approvals would entitle the Company to aggregate milestone payments of up to $5,000,000 for the initial CD product. The Company would also receive up to an additional $1,500,000 upon regulatory approvals in the United States and Europe for each additional CD product that the parties agree to develop and market. In addition, the agreements contain payment terms for supplying Galderma with CD products and royalties based on sales of the Company’s CD products by Galderma to its customers. The agreements provide for sales threshold achievement payments of up to $14,500,000 if CD product net sales exceed certain net sales targets. Under the terms of the agreements, Galderma will support the development of the Company’s CD products, including reimbursement for certain clinical development costs for line extensions and clinical trial support, and the Company will make appropriate regulatory filings with the U.S. Food and Drug Administration and regulators in the European Union to enhance features of its initial CD product. The agreements have an initial term of ten years, unless earlier terminated pursuant to any one of several early termination rights of each party. In certain circumstances, an early termination of the agreements will require the Company to refund to Galderma certain product development milestone payments and reimbursements of development costs. Following the initial term, the agreements will automatically renew for an additional three year period if a certain net sales target has been exceeded, unless terminated by Galderma prior to the expiration of the initial term.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on specific identification. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged-off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” See Note 5 for additional disclosures.

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

Product revenue by product group is as follows:

	Three Months Ended
	March 31,
	2007	2006
Ophthalmic Products	$2,285,121	$2,937,170
ORTHOVISC®	2,643,297	2,641,423
HYVISC®	428,925	687,240
INCERT®	16,695	—
	$5,374,038	$6,265,833

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended March 31,
	2007	2006
Bausch & Lomb Incorporated	37.7%	43.2%
Pharmaren AG / Biomeks	—%	21.8%
Depuy Mitek / Ortho Biotech	40.9%	13.5%
Boehringer Ingelheim Vetmedica	8.0%	11.0%
	86.6%	89.5%

As of March, 31 2007, four customers represented 93% of the Company’s accounts receivable balance and as of December 31, 2006, five customers represented 89% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenues are as follows:

	Three Months Ended March 31,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$4,217,681	78.5%	$3,900,824	62.3%
Turkey	—	—%	1,367,188	21.8%
Europe and Other	1,156,357	21.5%	997,821	15.9%
Total	$5,374,038	100.0%	$6,265,833	100.0%

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

4.                                      Short-term Investment

In February 2007, the Company purchased a tax exempt municipal bond with a par value of $3,500,000 and an interest rate of 4.25% maturing February 1, 2008 for a cost of $3,526,985.  The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities”. The tax exempt municipal bond is classified as held-to-maturity because the Company intends, and has the ability, to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.  As of March 31, 2007, the amortized cost of the municipal bond is $3,522,770.

5.              Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions SFAS 123R, which established accounting for equity instruments exchanged for employee services. The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant. The fair value of each stock option and stock appreciation rights award during the first three months of 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.80%	4.32%– 4.46%
Expected volatility	64.11%	65.76%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $277,321 and $382,537 of share-based compensation expense during the first quarter of 2007 and 2006, respectively, for stock options, stock appreciation rights and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees. In the first quarter of 2007, the Company granted 10,000 shares of share-based stock appreciation rights and 200 shares of restricted stock to non-officer employees.  These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. See discussions under “Stock Option Plans” for more details, including key standard terms.

Stock Option Plans

The Company had reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the “1993 Plan”). In addition, the Company also established the Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 40,000 shares of the Company’s common stock for issuance to the Board of Directors. On March 3, 2003, the 1993 Plan expired in accordance with its terms and approximately 662,000 shares reserved under the 1993 plan were released. On April 4, 2003 the Board of Directors approved the 2003 Anika Therapeutics, Inc. Stock Option and Incentive Plan (the “2003 Plan”). The Company has reserved 1,500,000 shares of common stock for grant to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003. The Company issues new shares upon share option exercise from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Awards contain a service condition and generally vest over 4 years with 25% of the shares vesting on each of the four anniversary dates from the grant date. Awards have 10-year contractual terms.

Combined stock-based awards activity under the three plans is summarized as follows:

	Stock Options and Stock Appreciation Rights		Restricted Stock
	Three Months Ended March 31, 2007		Three Months Ended March 31, 2007
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,547,412	$6.39	23,900	$11.80
Granted	10,000	$13.14	200	$13.09
Cancelled	(376)	$8.88	(325)	$11.08
Expired	(3,045)	$12.11	—	—
Exercised	(176,274)	$3.14	(1,800)	$10.51
Outstanding at end of period	1,377,717	$6.85	21,975	$11.93
Options exercisable at end of period	935,242	$4.94
Weighted average fair value of options granted at fair value		$6.94		$11.93

The aggregate intrinsic value of stock options and stock appreciation rights fully vested and outstanding at March 31, 2007 was $6,963,637 and $7,650,921, respectively.  The weighted average grant date fair value for shares granted during the period ended March 31, 2007 and 2006 were $69,400 and $601,160, respectively.  The total intrinsic value of options and stock appreciation rights exercised was $1,741,981 and $478,042 for the three months ended March 31, 2007 and 2006, respectively.  The total fair value of options and stock appreciation rights vested during the three months ended March 31, 2007 and 2006 was $310,125 and $288,837, respectively.  Total tax benefits realized from stock option exercises were $92,077 and $156,821 for the three months ended March 31, 2007 and 2006, respectively. The Company received $553,609 and $398,322 for exercises of stock options during the three months ended March 31, 2007 and 2006, respectively.

A summary of the activity for nonvested stock options and stock appreciation rights awards as of March 31, 2007 and changes during the three month period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2007	525,150	$5.50
Granted	10,000	$6.94
Vested	(92,299)	$3.36
Cancelled	(376)	$5.43
Nonvested at March 31, 2007	442,475	$6.05

The following table summarizes significant ranges of outstanding stock options and stock appreciation rights under the three plans at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.90 - $1.05	208,651	5.29	$1.02	208,651	5.29	$1.02
$1.06 - $4.75	237,452	4.22	$1.50	232,452	4.45	$1.45
$4.76 - $9.21	321,200	4.36	$7.12	253,474	3.43	$6.70
$9.22 - $10.69	326,864	7.32	$9.61	202,052	6.98	$9.42
$10.70 - $15.45	283,550	9.14	$12.11	38,613	8.52	$12.22
	1,377,717	6.16	$6.85	935,242	5.08	$4.94

As of March 31, 2007, the weighted average fair value per share for options and stock appreciation rights for shares outstanding and vested were $4.12 and $3.21, respectively. As of March 31, 2007, there was approximately $2.9 million, net of forfeiture assumptions, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

6.              Earnings Per Share

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

Shares used in calculating basic and diluted earnings per share for the three months ended March 31, are as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average number of shares of common stock outstanding	10,878,448	10,526,672
Common stock equivalents	402,874	691,688
Shares used in calculating diluted earnings per share	11,281,322	11,218,360

Options to purchase 29,600 and 57,000 shares were outstanding at March 31, 2007 and 2006, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

7.              Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$3,599,085	$2,935,075
Work-in-process	1,530,734	2,132,665
Finished goods	853,813	327,856
Total	$5,983,632	$5,395,596

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

The Company recorded a provision for taxes of $588,733 and $619,676 for the three months ended March 31, 2007 and 2006, respectively.  The effective tax rates were 32.9% and 41.3% for the three months ended March 31, 2007 and 2006, respectively.  The reduction in effective tax rate is primarily due to a favorable impact of the American Jobs Creation Act of 2004, an increase in state and federal research and development credits, and the tax benefits realized from disqualifying events related to incentive stock option exercises during the quarter.  The Company’s taxes payable balance was $145,946 at March 31, 2007.  The Company’s taxes payable balance was $17,253 at December 31, 2006.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48.  As a result of adoption of FIN 48 there was no change to the tax reserve for unrecognized tax benefits.  As such, there is no change to retained earnings as of January 1, 2007.  The tax reserve for uncertain tax positions as of January 1, 2007 was $302,063.

During the first quarter of 2007, the Company concluded an IRS audit for U.S. federal income tax for all years through 2004 with a proposed settlement in the amount of $143,785, of which $73,968 are timing differences.  This proposed settlement reduced the balance of tax reserves for uncertain tax positions to $158,278 as of March 31, 2007.  In accordance with the provisions of FIN 48, the reserve was reclassified to other long-term liabilities from income taxes payable because payment is not anticipated within one year of the balance sheet date.  It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.  As of March 31 2007, there was no income tax related interest and penalties recorded in the Consolidated Statement of Operations or amounts accrued for in the Consolidated Balance Sheet.

Our U.S. federal income tax returns for the years 2005 and 2006 remain subject to examination, and our state income tax returns for all years through 2006 remain subject to examination.

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

•                                          the timing, scope and rate of patient enrollment for clinical trials;

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

•                                          our current strategy, including our corporate objectives and research and development and collaboration opportunities;

•                                          our and Bausch & Lomb’s performance under the existing supply agreement for certain of our ophthalmic viscoelastic products and our expectations regarding revenue from ophthalmic products;

•                                          our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

•                                          our expectation for increases in capital expenditures and decline in interest income;

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

•                                          our ability and Galderma’s ability to perform under the agreements entered into, and related development and commercialization of our cosmetic dermatology (“CD”) products;

•                                          our expectations regarding Galderma’s commercial launch timing of the CD product;

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

•                                          our expectations regarding ELEVESS, including the European and North American markets and the need for additional clinical trials for the enhanced product;

•                                          our expectations regarding our new Bedford, MA facility, our expectations related to costs,  including financing costs, to build-out and occupy the new facility, the timing of construction, and our ability to obtain FDA licensure for the facility; and

•                                          our expectations regarding the terms of any future equity or debt financings.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled Item 1A”Risk Factors” in the Company’s Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward- looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 13 of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us” or “our”) was incorporated in 1992 as a Massachusetts company.  Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the

treatment of equine osteoarthritis, and INCERT®, an HA based anti-adhesive for surgical applications.   In the U.S., ORTHOVISC is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson (collectively, “JNJ”), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.

Products in development include ELEVESS, an HA based dermal filler used for cosmetic dermatology (“CD”) applications. We received FDA and CE marking approvals for the initial CD product in December 2006 and first quarter of 2006, respectively. We filed supplements with the FDA and European Union for an enhanced version of the CD product late in the fourth quarter of 2006.  In April 2007, we received CE Mark approval for the enhanced versions of the CD product.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 8.3% of product revenue for the quarter ended March 31, 2007.  International sales of ORTHOVISC decreased 75.1% compared to the first quarter of 2006.  The decrease was primarily caused by a lack of shipments to Turkey in the first quarter of 2007 as a result of a change in the government’s reimbursement policy for over 100 drugs including ORTHOVISC and its competing products. Our Turkish partner is working to resolve this issue, and we expect a modest level of shipments to resume later in 2007.  For the year, we expect international sales to be lower compared to 2006 due to this reimbursement change in Turkey.     During the first quarter of 2007, we signed agreements with new partners in Switzerland and Hungary and initiated discussion with potential distributors in China, Russia and several other countries in Eastern Europe.  In addition, we have product registrations in process for ORTHOVISC in India, Saudi Arabia, Mexico, Brazil and Venezuela.  Our partners will be seeking regulatory clearance for ORTHOVISC in a majority of these markets in order to begin selling product in late 2007 or early 2008. We continue to seek new distribution partnerships around the world.

ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is currently marketed by JNJ, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”). The JNJ Agreement was originally entered into with Ortho Biotech Products, L.P. (“OBP”), also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Revenue from ORTHOVISC in the U.S. contributed 40.9% of our product revenue for the quarter ended March 31, 2007 and increased 159% from the first quarter of 2006. The significant increase in U.S sales is partially due to DePuy Mitek’s ability to leverage the separate reimbursement code granted in December 2006 along with the further development of product specialist teams to provide hands-on training to assist physician’s offices with the new reimbursement process.  These improvements have led to an increase in underlying sales to end-users which, combined with an increase in unit sales to DePuy Mitek for the first quarter of 2007 compared to 2006, were the primary reason for the increases.    DePuy Mitek’s inventory levels have been reduced to the point where we continue to expect our sales to DePuy Mitek to more closely follow their end-user sales pattern.

Through 2006, sales of ORTHOVISC® to end-users grew slower than anticipated as a result of a number of factors. We believe that a primary contributing factor to this slower growth was reimbursement and the lack of a specific reimbursement code. In December 2006, the Centers for Medicare and Medicaid Services assigned a unique reimbursement code to our ORTHOVISC® product, effective January 1, 2007. This move will simplify the current reimbursement process and improve access to ORTHOVISC®. The assignment of a reimbursement code removes a barrier to physician utilization of the product for Medicare and Medicaid patients. We expect this change will have a positive impact on our U.S. ORTHOVISC® sales in 2007.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 8.0% for the quarter ended March 31, 2007 and decreased by 37.6% compared to first quarter 2006.  The decrease was primarily due to order timing and we do not expect a decline for full year 2007. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the quarter ended March 31, 2007, sales of ophthalmic products contributed 42.5% of our product revenue and decreased by 22.2% compared to the first quarter of 2006.  Sales to Bausch & Lomb accounted for 88.7% of ophthalmic sales for the first quarter of 2007 and contributed 37.7% of product revenue for the period. The decrease was primarily due to order timing with an extra order received and shipped in the first quarter of 2006, negatively impacting the comparison.

Anti-adhesion Business

INCERT® is an HA based anti-adhesive for surgical applications.  CE marking approval for commercial marketing and sale was received in the third quarter of 2004.    Sales of INCERT®  were $16,695 for the first quarter ended March 31, 2007.  We commenced INCERT sales during the second quarter of 2006 with limited distribution and are still assessing the market potential for the product.  There are currently no plans to distribute INCERT®  in the U. S.

Research and Development

ELEVESS, our cosmetic dermatology product, or CD, is a dermal filler based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body.  ELEVESS is a therapy designed as a soft tissue filler for facial wrinkles, scar remediation and lip augmentation and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. In October 2005, we completed a pivotal U.S. clinical trial to evaluate the effectiveness of ELEVESS’ predecessor in correcting nasolabial folds. The trial was conducted by dermatologists and plastic surgeons at 10 centers throughout the U.S. The six month primary endpoint results of this trial were submitted to the U.S. Food and Drug Administration (“FDA”) in a Pre-Market Approval (“PMA”) application in September 2005. We received FDA approval for the PMA in December 2006. In the first quarter of 2006, we received CE mark approval to market ELEVESS in the European Union.

On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma for the exclusive worldwide development and commercialization of hyaluronic acid based cosmetic dermatology products. Under the agreements, we are responsible for the development and manufacturing of CD products, and Galderma is responsible for the commercialization, including distribution and marketing, of CD products worldwide. As part of the agreement, the Company is working on implementing some product enhancements that address cosmetic issues and the shelf life of the product. These enhancements are expected to increase the competitiveness of the product both in the European and the North American markets. These product and process modifications require supplements to our PMA and CE Mark approvals. Since the modifications do not address safety or efficacy issues, we do not believe additional clinical trials will be required. In late 2006, we filed amendments with the FDA and the European Union regulators to seek approval for the enhanced version of our CD product, ELEVESS. In January 2007, we received regulatory approval for the enhanced product, ELEVESS, in Canada.  In April 2007, we received CE Mark approval for the enhanced product, ELEVESS.  Currently, Galderma plans to launch the enhanced version of the product in the second half of 2007.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards.  The Company also evaluates forfeitures periodically and adjusts accordingly.  The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Deferred taxes

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of March 31, 2007, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006.

Product revenue.

 Product revenue for the quarter ended March 31, 2007 was $5,374,038, a decrease of $891,795 or 14.2%, compared to $6,265,833 for the quarter ended March 31, 2006.

Quarter Ended March 31,
(in thousands)

			Increase (Decrease)
	2007	2006	$	%
Ophthalmic Products	$2,285,121	$2,937,170	$(652,049)	-22.2. %
ORTHOVISC®	2,643,297	2,641,423	1,874	—%
HYVISC®	428,925	687,240	(258,315)	-37.6%
INCERT®	16,695	—	16,695	—
	$5,374,038	$6,265,833	$(891,795)	-14.2%

The decrease in Ophthalmic product sales for the quarter ended March 31, 2007 is primarily related to Bausch & Lomb’s ordering patterns, as there was an extra order in the first quarter of 2006 to replenish inventory levels.  We anticipate a normal order pattern for 2007 and do not expect a decline in revenue for the full year 2007 as compared to 2006.

While overall ORTHOVISC sales were flat for the quarter ended March 31, 2007, there were two significant but offsetting swings taking place with sales increases in the U.S. to our distribution partner DePuy Mitek offset by a decline in international sales primarily related to the change in the Turkish government’s reimbursement policy.  Revenue from our U.S. distributor, DePuy Mitek, was 40.9% of product revenue for the quarter ended March 31, 2007, and increased 159% from the same period last year.  DePuy Mitek’s underlying sales to end-users increased in the first quarter of 2007 compared to the same period in 2006, which combined with an increase in unit sales to DePuy Mitek for the same period, were the primary reasons for the increase.  International sales of ORTHOVISC were 8.3% of product sales for the quarter ended March 31, 2007, and decreased by 75.1% from the same period last year.  The decrease was primarily due to a lack of shipments to Turkey in the first quarter of 2007 as a result of a change in the government’s reimbursement policy for over 100 drugs, including ORTHOVISC and its competing products in the third quarter of 2006.  We expect a modest level of shipments to Turkey to resume in the second half of 2007.  We expect international sales to decline moderately in 2007 compared to 2006 due to the reimbursement change in Turkey.

HYVISC sales decreased 37.6% for the quarter ended March 31, 2007 compared to the same period last year.  The decrease in sales during the quarter was due to timing differences in customer order patterns.  HYVISC sales contributed 8.0% for the quarter ended  March 31, 2007. We do not expect sales of HYVISC to decrease in 2007 from 2006 based on current customer orders.

INCERT is a HA based anti-adhesive for surgical applications.  CE marking approval for commercial marketing and sale was received in the third quarter of 2004.  During the first quarter of 2007, the Company sold $16,695 of its INCERT product to its distributor in Greece.  There were no sales of INCERT in the first quarter of 2006.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the quarter ended March 31, 2007 was $764,008 compared to $687,127 for the same period last year.  In 2007 licensing and milestone revenue includes the ratable recognition of the $28,000,000 in up-front and milestone payments related to agreements with JNJ and Galderma. These amounts are being recognized in income ratably over the ten-year expected life of the agreements, or $700,000 per quarter.   This revenue increase is primarily due to reimbursements from Galderma for the extended European marketing trial of ELEVESS.

Product gross profit. Product gross profit for the quarter ended March 31, 2007 was $2,881,116, or 53.6% of product revenue, a decrease of $336,899, or 10.5%, from gross profit of $3,218,015 representing 51.4% of product revenue, for the quarter ended March 31, 2006. The decrease in product gross profit dollars is primarily due to lower product sales for the first quarter of 2007.  The increase in product gross margin percentage is primarily due to improved raw material prices and a more favorable product mix compared to the same quarter in 2006.

Research & development. Research and development expenses for the quarter ended March 31, 2007 was $847,341, a decrease of $229,451, or 21.3%, compared to $1,076,792 for the quarter ended March 31, 2006.  Research and development expenses include costs associated with our in-house research and development efforts for the development of new products, the costs of clinical trials and studies, manufacturing process improvements and the preparation and processing of applications for regulatory approvals at various relevant stages of development. Research and development spending has been focused on finalizing the long term follow-up of our European trial for our ELEVESS product, as well as the development of second-generation osteoarthritis products. The decrease in research and development expenses for the first quarter ended March 31, 2007 is primarily attributable to modest spending on clinical trial expenses in the first quarter of 2007 compared to 2006.  We expect increases in research and development costs going forward related to the Company’s next generation osteoarthritis products, CD line extensions and other research and development programs in the pipeline.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended March 31, 2007 was $1,575,050, a decrease of $213,949, or 12.0%, compared to $1,788,999 for the same period last year.   The decrease in selling, general and administrative expenses is due primarily to a reduction in consulting costs for the first quarter of 2007 along with higher legal costs in the first quarter of 2006 in connection with the Galderma agreements for our CD products.   We expect that general and administrative expenses will increase due to additional staffing as well as from the addition of the new location in Bedford, Massachusetts.  Rent on the Bedford facility is expected to commence in May 2007 with an overall impact of an additional one million dollars added to general and administrative expense for 2007.

Interest income. Interest income for the three months ended March 31, 2007 was $566,777, an increase of $105,703, or 22.9%, compared to $461,074 for the same period last year.  The increase is primarily attributable to higher available cash and invested balances along with increasing interest rates.  Interest income for the second half of 2007 is expected to decline as a result of  lower expected available cash due to capital investments in the Company’s new facility project.

Income taxes. Provision for income taxes was $588,733 and $619,676 related to income for the first quarter ended March 31, 2007 and 2006, respectively.  The effective tax rate for the provision in the first quarter of 2007 and 2006 were 32.9% and 41.3%, respectively.   The reduction in effective tax rate is primarily due to a favorable impact of the American Jobs Creation Act of 2004, an increase in state and federal research and development credits, and the tax benefits realized from disqualifying events related to incentive stock option exercises during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands. Historically, we have funded our cash requirements from available cash and investments on hand. At March 31, 2007, cash, cash equivalents and short-term investments totaled $47,303,648 compared to $47,167,432 at December 31, 2006.

Cash provided by operating activities was $209,166 for the three months ended March 31, 2007 compared with cash used for operating activities of $475,821 for the three months ended March 31, 2006, an improvement of approximately $685,000.  The improvement was primarily a result of higher net income in the first quarter of 2007 and improved cash collections in the first quarter of 2007.

Cash used in investing activities was $4,181,788 for the three months ended March 31, 2007, compared to $366,257 for the three months ended March 31, 2006.  Cash used in investing activities for 2007 primarily reflects the February purchase of a short-term tax exempt municipal bond for $3,526,985.  The Company has also incurred approximately $559,000 of capital expenditures as a result of the design and planning of the new facility project.  We expect to increase our capital expenditures in 2007 primarily related to the build out of our new facility. We expect the new facility capital project to cost approximately $28 million (including interior construction, equipment, furniture and fixtures), of which approximately $20 million will be spent or contractually committed during 2007. This new facility will serve as our corporate headquarters and manufacturing facility for the foreseeable future. We plan to use a combination of cash on hand and debt to finance the build-out with up to approximately 60% provided by long-term debt. There can be no assurance that we will find available financing or financing on terms favorable to us. Construction is expected to commence in the second quarter of 2007 and continue into 2008. There can also be no assurance that we will be successful in re-qualifying the new facility under the FDA and European Union regulations.

Cash provided by financing activities of $586,068 and $555,143 for the three months ended March 31, 2007 and 2006, respectively, reflected the proceeds from exercises of stock options, including any associated tax benefits.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Contractual Obligations and Other Commercial Commitments

On January 4, 2007, Anika Therapeutics, Inc. (the “Company”) entered into a lease with Farley White Wiggins, LLC (“FWW”), as landlord, pursuant to which the Company will lease a new headquarters facility (the “Lease”), consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts.  Once occupancy is completed, it is anticipated that the new facility will provide the additional space necessary to accommodate growth in the Company’s business, as well as to improve efficiency by conducting business in one facility.

The Lease has an initial term of ten and a half years, and is expected to commence on approximately May 1, 2007 once certain agreed upon landlord improvements are completed.  Beginning on the commencement date, the Lease provides for an initial monthly base rent of $26,042.  The monthly base rent increases to $46,875 on the first anniversary of the commencement date through July 31, 2010.  On August 1, 2010, the monthly base rent increases to $69,792 until the 6 th  anniversary of the commencement date upon which the monthly base rent will increase to $80,958 until the end of the lease term.  The Company paid an initial security deposit of $206,250 upon signing the Lease.   In addition to basic rent, the Company must pay for all operating costs associated with the leased property, including property taxes, maintenance, insurance and utility costs.

The Company has an option under the Lease to extend its terms for up to four periods beyond the original expiration date for a total of 21 additional years.  The basic rent to be paid during any renewal term will be the greater of the fair market rent or the base rent for the lease year immediately preceding the commencement of the extension year.  The foregoing is a summary description of certain terms of the Lease and is qualified in its entirety by reference to the Lease, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K dated January 4, 2007.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of short-term money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We currently are in the process of further reviewing and documenting our disclosure controls and procedures and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

(b)                                 Changes in internal controls.

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1

Lease, by and between the Company and Farley White Wiggins, LLC, dated as of January 4, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 001-14027) filed with the Securities and Exchange Commission on January 10, 2007.

(11) Statement Regarding the Computation of Per Share Earnings

*11.1	See Note 6 to the Financial Statements included herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kevin W. Quinlan pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications
**32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

**             Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

May 9, 2007	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Principal Financial Officer)