Form 10-Q
period 2007-06-30
ANIKA THERAPEUTICS INC
filed 2007-08-07
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. At July 25, 2007 there were 11,129,959 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$44,751,227	$47,167,432
Short-term investment	3,515,949	—
Accounts receivable, net of reserves of $49,724 at June 30, 2007 and December 31, 2006	6,751,264	3,509,508
Inventories	5,537,691	5,395,596
Current portion deferred income taxes	1,312,901	1,312,901
Prepaid expenses and other receivables	427,665	220,445
Total current assets	62,296,697	57,605,882
Property and equipment, at cost	16,054,707	13,255,240
Less: accumulated depreciation	(10,573,883)	(10,237,232)
	5,480,824	3,018,008
Long-term deposits and other	399,300	193,050
Deferred income taxes	7,484,459	7,296,689
Total Assets	$75,661,280	$68,113,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,616,131	$965,180
Accrued expenses	1,496,690	1,573,835
Deferred revenue	3,135,718	2,905,099
Income taxes payable	264,257	17,253
Total current liabilities	7,512,796	5,461,367
Other long-term liabilities	305,195	64,525
Long-term deferred revenue	17,499,712	17,099,712
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 11,128,703 shares issued and outstanding at June 30, 2007, 10,772,654 shares issued and outstanding at December 31, 2006	111,287	107,727
Additional paid-in-capital	39,549,132	37,262,768
Retained earnings	10,683,158	8,117,530
Total stockholders’ equity	50,343,577	45,488,025
Total Liabilities and Stockholders’ Equity	$75,661,280	$68,113,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenue	$6,331,966	$7,115,484	$11,706,004	$13,381,318
Licensing, milestone and contract revenue	767,596	682,557	1,531,604	1,369,684
Total revenue	7,099,562	7,798,041	13,237,608	14,751,002

Operating expenses:
Cost of product revenue	3,023,781	2,890,904	5,516,703	5,938,722
Research & development	996,051	1,129,877	1,843,392	2,206,669
Selling, general & administrative	1,716,099	1,976,600	3,291,149	3,765,599
Total operating expenses	5,735,931	5,997,381	10,651,244	11,910,990
Income from operations	1,363,631	1,800,660	2,586,364	2,840,012
Interest income, net	575,831	489,772	1,142,608	950,846
Income before income taxes	1,939,462	2,290,432	3,728,972	3,790,858
Provision for income taxes	574,611	938,367	1,163,344	1,558,043
Net income	$1,364,851	$1,352,065	$2,565,628	$2,232,815
Basic net income per share:
Net income	$0.12	$0.13	$0.23	$0.21
Basic weighted average common shares outstanding	11,018,053	10,601,336	10,949,629	10,564,902
Diluted net income per share:
Net income	$0.12	$0.12	$0.23	$0.20
Diluted weighted average common shares outstanding	11,376,673	10,955,156	11,342,280	10,969,569

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$2,565,628	$2,232,815
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	336,651	203,356
Amortization of premium on short-term investment	11,036	—
Stock-based compensation expense	486,879	733,026
Tax benefit related to exercise of stock option	(331,198)	(183,272)
Deferred income taxes	(187,770)	(124,559)
Provision for inventory reserve	63,362	—
Changes in operating assets and liabilities:
Accounts receivable	(3,241,756)	(701,451)
Inventories	(205,457)	(1,164,414)
Prepaid expenses	(207,220)	567,012
Long-term deposits and other	(206,250)	—
Accounts payable	1,650,951	(235,557)
Accrued expenses	(77,145)	(73,229)
Deferred revenue	630,619	(389,622)
Income taxes payable	578,202	757,785
Other long-term liabilities	240,670	—
Net cash provided by operating activities	2,107,202	1,621,890

Cash flows from investing activities:
Purchase of short-term investment	(3,526,985)	—
Purchase of property and equipment	(2,799,467)	(1,032,056)
Net cash used in investing activities	(6,326,452)	(1,032,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,471,847	607,292
Tax benefit from exercise of stock options	331,198	183,272
Net cash provided by financing activities	1,803,045	790,564

Increase (decrease) in cash and cash equivalents	(2,416,205)	1,380,398
Cash and cash equivalents at beginning of year	47,167,432	44,746,656
Cash and cash equivalents at end of period	$44,751,227	$46,127,054

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$608,000	$261,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing, repair and aesthetic enhancement. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, ELEVESSTM , which is a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and INCERT® , which is an HA based anti-adhesive for surgical applications currently marketed in three countries outside of the U.S. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries.  We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. We also produce STAARVISCTM-II, which is distributed by STAAR Surgical Company and ShellgelTM for Cytosol Ophthalmics, Inc. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc.  ELEVESSTM  will be marketed worldwide by Galderma Pharma.  Products in development include next generation ELEVESSTM, and osteoarthritis / joint health related products.

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with U.S. Food and Drug Administration (“FDA”) government regulations and approval requirements as well as the ability to grow the Company’s business.

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any future periods.

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

Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, investments, accounts receivable, and accounts payable. The estimated fair value of the Company’s financial instruments approximate their carrying values.

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

License, Milestone and Contract Revenue

On June 30, 2006, the Company entered into a License and Development Agreement with Galderma Pharma S.A., a joint venture between Nestlé and L’Oréal, and a Supply Agreement with Galderma Pharma S.A. and Galderma S.A., an affiliate of Galderma Pharma S.A., for the exclusive worldwide development and commercialization of hyaluronic acid based products used in aesthetic dermatology, formerly referenced as cosmetic tissue augmentation. Galderma Pharma S.A. and Galderma S.A. are hereinafter jointly referred to as Galderma. Under the agreements, the Company is responsible for the development and manufacturing of aesthetic dermatology products, and Galderma is responsible for the commercialization, including distribution and marketing, of aesthetic dermatology products worldwide. The agreements include an upfront payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for the supply of aesthetic dermatology products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets. The Company accounts for the agreements in accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. Based on the review of the agreements, the Company believes that two separate units of accounting exist: a combined license and development unit and a manufacturing and supply unit. Milestone payments related to achieving regulatory goals under the license and development unit are subject to certain refund obligations, which expired in July 2007. Pursuant to this model, the Company will recognize payments received under the license and development unit upon expiration of refund contingencies, over the period in which the Company performs its obligations, which approximates the contractual term of 10 years. Using the contingency-adjusted performance model, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue. Payments from the manufacturing and supply unit will be recognized post commercialization as product is delivered.

Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company recognizes as revenue over a 10 year period. Milestone payments under the agreements are related to regulatory approvals of aesthetic dermatology products in the United States and Europe. Achievement of both regulatory approvals would entitle the Company to aggregate milestone payments of up to $5,000,000 for the initial aesthetic dermatology product. The Company received the European and United States FDA approvals in April and July of 2007, respectively.  The Company would also receive up to an additional $1,500,000 upon regulatory approvals in the United States and Europe for each additional aesthetic dermatology product that the parties agree to develop and market. In addition, the agreements contain payment terms for supplying Galderma with aesthetic dermatology products and royalties based on sales of the Company’s aesthetic dermatology products by Galderma to its customers. The agreements provide for sales threshold achievement payments of up to $14,500,000 if product net sales exceed certain net sales targets. Under the terms of the agreements, Galderma will support the development of the Company’s aesthetic dermatology products, including reimbursement for certain clinical development costs for line extensions and clinical trial support, and the Company will make appropriate regulatory filings with the U.S. Food and Drug Administration and regulators in the European Union to enhance features of its initial aesthetic dermatology product. The agreements have an initial term of ten years, unless earlier terminated pursuant to any one of several early termination rights of each party. In certain circumstances, an early termination of the agreements will require the Company to refund to Galderma certain product development milestone payments and reimbursements of development costs. These contingencies expired on July 31, 2007.  Following the initial term, the agreements will automatically renew for an additional three year period if a certain net sales target has been exceeded, unless terminated by Galderma prior to the expiration of the initial term.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Included in the June 30, 2007 balance was an unbilled milestone receivable of $2,000,000 due from Galderma related to the April 2007 CE Mark approval for the enhanced product, ELEVESS, with a twelve month shelf life.  This receivable has been recorded as deferred revenue at June 30, 2007.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on specific identification. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged-off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ophthalmic Products	$2,889,585	$2,545,170	$5,174,706	$5,482,340
ORTHOVISC®	2,655,059	4,337,094	5,298,356	6,978,518
HYVISC®	701,172	222,720	1,130,097	909,960
Other	86,150	10,500	102,845	10,500
	$6,331,966	$7,115,484	$11,706,004	$13,381,318

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended June 30,		Percent of Product Revenue Six Months Ended June 30,
	2007	2006	2007	2006
Bausch & Lomb Incorporated	41.8%	32.4%	39.9%	37.5%
Pharmaren AG / Biomeks	3.5%	33.6%	1.9%	28.1%
Depuy Mitek / Ortho Biotech	32.9%	17.6%	36.5%	15.7%
Boehringer Ingelheim Vetmedica	11.1%	3.1%	9.7%	6.8%
	89.3%	86.7%	88.0%	88.1%

As of June 30, 2007, six customers represented 98% of the Company’s accounts receivable balance and as of December 31, 2006, five customers represented 89% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenues are as follows:

	Three Months Ended June 30,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$4,901,224	77.4%	$3,276,354	46.1%
Turkey	232,935	3.7%	2,391,305	33.6%
Europe and Other	1,197,807	18.9%	1,447,825	20.3%
Total	$6,331,966	100.0%	$7,115,484	100.0%

	Six Months Ended June 30,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$9,118,905	77.9%	$7,150,471	53.4%
Turkey	232,935	2.0%	3,758,493	28.1%
Europe and Other	2,354,164	20.1%	2,472,354	18.5%
Total	$11,706,004	100.0%	$13,381,318	100.0%

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

4.                                      Short-term Investment

In February 2007, the Company purchased a tax exempt municipal bond with a par value of $3,500,000 and an interest rate of 4.25% maturing February 1, 2008 for a cost of $3,526,985.  The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities”. The tax exempt municipal bond is classified as held-to-maturity because the Company intends, and has the ability, to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.  As of June 30, 2007, the amortized cost of the municipal bond is $3,515,949.

5.              Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which established accounting for equity instruments exchanged for employee services. The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant. The fair value of each stock option and stock appreciation rights award during the three and six months ended June 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	June 30, 2007	June 30, 2006
Risk-free interest rate	4.57%	5.03%
Expected volatility	61.83%	65.82%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

	Six Months Ended
	June 30, 2007	June 30, 2006
Risk-free interest rate	4.57% - 4.80%	4.32% - 5.03%
Expected volatility	61.83% - 64.11%	65.77% - 65.82%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $209,558 and $486,879 of share-based compensation expense for the three and six months ended June 30, 2007, respectively, for stock options, stock appreciation rights and restricted stock awards.  The Company recorded $350,490 and $733,026 of share based compensation expense for the three and six months ended June 30, 2006, respectively, for stock options, stock appreciation rights and restricted stock awards.  The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees. In the first quarter of 2007, the Company granted 10,000 shares of share-based stock appreciation rights and 200 shares of restricted stock to non-officer employees.  During the second quarter of 2007, the Company granted 10,000 shares of share-based stock appreciation rights to an officer of the Company.  These awards were granted under the Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. Total tax benefits realized from stock option exercises were $341,367 and $26,452 for the three months ended June 30, 2007 and 2006, respectively. Total tax benefits realized from stock option exercises were $380,821 and $183,272 for the six months ended June 30, 2007 and 2006, respectively.  The Company received

$1,471,847 and $607,292 for exercises of stock options during the six months ended June, 2007 and 2006, respectively.

Stock-based awards activity for the six months ended June 30, 2007 is summarized as follows:

	Stock Options and Stock Appreciation Rights Six Months Ended June 30, 2007		Restricted Stock Six Months Ended June 30, 2007
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,547,412	$6.39	23,900	$11.80
Granted	20,000	$13.33	200	$13.09
Cancelled	(78,526)	$11.44	(325)	$11.08
Expired	(3,045)	$12.11	—	—
Exercised / Issued	(356,049)	$4.13	(1,800)	$10.51
Outstanding at end of period	1,129,792	$6.86	21,975	$11.93
Options exercisable at end of period	764,842	$4.94
Weighted average fair value of options granted at fair value		$6.94		$11.93

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

Shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares of common stock outstanding	11,018,053	10,601,336	10,949,629	10,564,902
Dilutive stock options	358,620	353,820	392,651	404,667
Shares used in calculating diluted earnings per share	11,376,673	10,955,156	11,342,280	10,969,569

Options to purchase 5,100 and 19,600 shares were outstanding at the three and six months ended June 30, 2007, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.  Options to purchase 237,000 and 157,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively.

7.              Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$3,778,757	$2,935,075
Work-in-process	1,309,162	2,132,665
Finished goods	449,772	327,856
Total	$5,537,691	$5,395,596

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

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

The Company recorded provision for taxes of $574,611 and $938,367 for the three months ended June 30, 2007 and 2006, respectively.  Provision for taxes were $1,163,344 and $1,558,043 for the six months ended June 30, 2007 and 2006, respectively.  The effective tax rates were 29.6% and 41.0% for the three months ended June 30, 2007 and 2006, respectively. The effective tax rates were 31.2% and 41.1% for the six months ended June 30, 2007 and 2006, respectively.   The reduction in effective tax rate in 2007 is primarily due to a favorable impact of a state investment tax credit as a result of the new facility project, a domestic manufacturing deduction, an increase in state and federal research and development credits, and the tax benefits realized from disqualifying events related to incentive stock option exercises during the period.  The Company’s taxes payable balance was $264,257 and $17,253 at June 30, 2007 and December 31, 2006, respectively.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48.  As a result of adoption of FIN 48 there was no change to the tax reserve for unrecognized tax benefits.  As such, there was no change to retained earnings as of January 1, 2007.  The tax reserve for uncertain tax positions as of January 1, 2007 was $302,063.

During the first quarter of 2007, the Company concluded an IRS audit for U.S. federal income tax for all years through 2004 with a settlement in the amount of $143,785, of which $73,968 are timing differences.  This settlement reduced the balance of tax reserves for uncertain tax positions to $158,278.  In accordance with the provisions of FIN 48, the reserve was reclassified to other long-term liabilities from income taxes payable because payment is not anticipated within one year of the balance sheet date.  It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.  As of June 30, 2007, income tax related interest and penalties was immaterial.Our U.S. federal income tax returns for the years 2005 and 2006 remain subject to examination, and our state income tax returns for all years through 2006 remain subject to examination.

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

•                                          our and Bausch & Lomb’s performance under the existing supply agreement for certain ophthalmic viscoelastic products and our expectations regarding revenue from ophthalmic products;

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

•                                          our ability and Galderma’s ability to perform under the agreements entered into, and related development and commercialization of our aesthetic dermatology products;

•                                          our expectations regarding Galderma’s commercial launch timing of the ELEVESS product;

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

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled Item 1A”Risk Factors” in the Company’s Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward- looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 16 of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us” or “our”) was incorporated in 1992 as a Massachusetts company.  Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing, repair and aesthetic enhancement. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, ELEVESSTM , which is a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and INCERT®, an HA based anti-adhesive for surgical applications.   In the U.S., ORTHOVISC is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson (collectively, “JNJ”), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries.  We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.  We also produce STAARVISCTM-II, which is distributed by STAAR Surgical Company and ShellgelTM for Cytosol Ophthalmics, Inc.  HYVISC is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc.  ELEVESSTM  will be marketed worldwide by Galderma Pharma.  Products in development include next generation ELEVESSTM, and osteoarthritis / joint health related products.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 9.1% and 8.7%  of product revenue, respectively, for the three and six months ended June 30, 2007.  International sales of ORTHOVISC decreased 81.4% and 79.1% compared to the same three and six month periods of 2006.  The decrease was primarily caused by a lack of shipments to Turkey in the first quarter of 2007 and a modest shipment in the second quarter of 2007.  This is the result of a change in the government’s reimbursement policy for over 100 drugs including ORTHOVISC and its competing products. Our shipment to Turkey has resumed in the second quarter of 2007, and we expect to continue shipments to Turkey for the remainder of 2007.  For 2007, we expect international sales to be lower compared to 2006 due to this reimbursement change in Turkey.  During the second quarter of 2007, we continued discussions with potential distributors in China, Russia and several other countries in Eastern Europe.  In addition, we have product registrations in process for ORTHOVISC in India, Saudi Arabia, Mexico, and Brazil.  Our partners will be seeking regulatory clearance for ORTHOVISC in a majority of these markets in order to begin selling product in late 2007 or early 2008. We continue to seek new distribution partnerships around the world.

ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is currently marketed by JNJ, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”). The JNJ Agreement was originally entered into with Ortho Biotech Products, L.P. (“OBP”), also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Revenue from ORTHOVISC in the U.S. contributed 32.9% and 36.5%, respectively, of our product revenue for the three and six months ended June 30, 2007 and increased 66.4% and 103.9% from the same three and six month periods of 2006. The significant increase in U.S. sales is partially due to DePuy Mitek’s ability to leverage the separate reimbursement code granted in December 2006 along with the addition of sales specialists.  These improvements have led to an increase in underlying sales to end-users which, combined with an increase in unit sales to DePuy Mitek for the three and six months ended June 30, 2007 compared to the same periods of 2006, were the primary reason for the increases in U.S. sales.    In December 2006, the Centers for Medicare and Medicaid Services assigned a unique reimbursement code to our ORTHOVISC product, effective January 1, 2007. This move has simplified the current reimbursement process and improved access to ORTHOVISC. The assignment of a reimbursement code removes a barrier to physician utilization of the product for Medicare and Medicaid patients. We expect this change will have a positive impact on our U.S. ORTHOVISC sales throughout 2007.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 11.1% and 9.7%, respectively, for the three and six months ended June 30, 2007 and increased by 214.8% and 24.2% from the same three and six month periods in 2006.  Based on the existing orders, we expect an increase in HYVISC sales for full year 2007. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the three and six months ended June 30, 2007, sales of ophthalmic products contributed 45.6% and 44.2%, respectively, of our product revenue.   Ophthalmic sales increased by 13.5% and decreased by 5.6% compared to the three and six month periods of 2006.  Sales to Bausch & Lomb accounted for 91.5% and 90.3%, respectively, of ophthalmic sales for the three and six months ended June 30,  2007. Sales to Bausch & Lomb accounted for 41.8% and 39.9%, respectively, of total product sales for the three and six months ended June 30,  2007. We expect ophthalmic product sales for full year 2007 to equal or exceed the sales level in 2006.

Aesthetic Dermatology Business

ELEVESS, is a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our aesthetic dermatology product is a dermal filler based on a family of chemically modified, cross-linked forms of HA designed for longer duration in the body.   We received European and United States FDA approvals for our initial product in April and July of 2007, respectively.

On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma for the exclusive worldwide development and commercialization of hyaluronic acid based aesthetic dermatology products. Under the Galderma agreements, we are responsible for the development and manufacturing of products, and Galderma is responsible for the commercialization, including distribution and marketing, of products worldwide.  Currently, Galderma plans to launch the approved product in the second half of 2007.

Anti-adhesion Business

INCERT® is an HA based anti-adhesive for surgical applications.  CE marking approval for commercial marketing and sale was received in the third quarter of 2004.    Sales of INCERT  were $84,150 and $100,845 for the three and six months ended June 30, 2007.  We commenced INCERT sales during the second quarter of 2006 with limited distribution and are still assessing the market potential for the product.  There are currently no plans to distribute INCERT  in the U. S.

Research and Development

Products in development include next generation ELEVESS line extensions, and next generation osteoarthritis / joint health related products.  Our next generation osteoarthritis products include a single-injection treatment product that uses a non-animal source material.  This product has been branded as MonoviscTM.  We expect to receive CE Mark approval for the Monovisc product, and to commence clinical trials in the U.S. by the end of 2007.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Deferred taxes.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of June 30, 2007, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006.

Product revenue.  Product revenue for the quarter ended June 30, 2007 was $6,331,966, a decrease of $783,518 or 11.0%, compared to $7,115,484 for the quarter ended June 30, 2006.  Product revenue for the six months ended June 30, 2007 was $11,706,004, a decrease of $1,675,314 or 12.5%, compared to $13,381,318 for the six months ended June 30, 2006.

Three Months Ended June 30,

(in thousands)

			Increase (Decrease)
	2007	2006	$	%
Ophthalmic Products	$2,889,585	$2,545,170	$344,415	13.5%
ORTHOVISC®	2,655,059	4,337,094	(1,682,035)	-38.8%
HYVISC®	701,172	222,720	478,452	214.8%
Other	86,150	10,500	75,650	720.5%
	$6,331,966	$7,115,484	$(783,518)	-11.0%

Six Months Ended June 30,

(in thousands)

			Increase (Decrease)
	2007	2006	$	%
Ophthalmic Products	$5,174,706	$5,482,340	$(307,635)	-5.6%
ORTHOVISC®	5,298,356	6,978,518	(1,680,162)	-24.1%
HYVISC®	1,130,097	909,960	220,137	24.2%
Other	102,845	10,500	92,346	879.5%
	$11,706,004	$13,381,318	$(1,675,314)	-12.5%

The increase in ophthalmic product sales for the three months ended June 30, 2007, and decrease in sales for the six months period is primarily related to timing of Bausch & Lomb’s orders, as there was an extra order in the first quarter of 2006 to replenish inventory levels.  We anticipate a normal order pattern for 2007 and expect sales for the full year 2007 to equal or exceed the level in 2006.

ORTHOVISC sales decreased for the three and six months ended June 30, 2007 compared to the same periods in 2006.  International sales of ORTHOVISC decreased by 81.4% and 79.1% from the three and six month periods last year.  The decrease in both periods were primarily due to the change in the Turkish government’s reimbursement policy in the third quarter of 2006 for over 100 drugs, including ORTHOVISC and its competing products.  This resulted in a loss of ORTHOVISC sales during the second half of 2006 through May of 2007.  Sales to Turkey was $220,605 for three and six months ended June 30, 2007, respectively, compared to $2,391,305 and $3,758,493 for the comparable periods in 2006.  We expect modest sales to Turkey during the second half of 2007, and international sales to decline moderately in 2007 compared to 2006 due to the reimbursement change in Turkey.  Partially offsetting the significant international ORTHOVISC sales decrease was an increase in revenue from our U.S. distributor, DePuy Mitek, which accounted for 32.9% and 36.5% of product revenue for the three and six months ended June 30, 2007.  Revenue from DePuy Mitek increased 66.4% and 103.9% from the three and six month periods in 2006.  DePuy Mitek’s underlying sales to end-users increased in the three and six month periods of 2007 compared to the same periods in 2006, which combined with an increase in unit sales to DePuy Mitek for the same period, were the primary reasons for the increase in U.S. sales.  We expect domestic ORTHOVISC sales to increase from 2006 as DePuy Mitek continues to leverage the separate reimbursement code granted in December 2006.

HYVISC sales increased 214.8% and 24.2% for the three and six month periods ended June 30, 2007 compared to the same periods last year.  HYVISC sales contributed 11.1% and 9.7% of product revenue for the three and six months ended June 30, 2007, respectively. We expect sales of HYVISC to increase in 2007 from 2006 based on current customer orders.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the three and six months ended June 30, 2007 were $767,596 and $1,531,604, respectively, compared to $682,557 and $1,369,684, for the same periods last year.  In 2007 licensing and milestone revenue includes the ratable recognition of the $28,000,000 in up-front and milestone payments related to agreements with JNJ and Galderma. These amounts are being recognized in income ratably over the ten-year expected life of the agreements, or $700,000 per quarter.   Revenue in 2007 also included reimbursements from Galderma for the extended European marketing trial of ELEVESS.

Product gross profit. Product gross profit for the quarter ended June 30, 2007 was $3,308,185, or 52.2% of product revenue, a decrease of $916,395, or 21.7%, from gross profit of $4,224,580 representing 59.3% of product revenue, for the quarter ended June 30, 2006. For the six months ended June 30, 2007, product gross profit was $6,189,301, or 52.9% of product revenue, a decrease of $1,253,295, or 16.8%, from gross profit of $7,442,596 representing 55.6% of product revenue, for the six months ended June 30, 2006.  The decrease in product gross profit dollars is primarily due to product mix and timing of customer orders for the three and six month periods in 2007 compared to 2006.

Research & development. Research and development expenses for the quarter ended June 30, 2007 was $996,051, a decrease of $133,826, or 11.8%, compared to $1,129,877 for the quarter ended June 30, 2006.  For the six months ended June 30, 2007, research and development expenses was $1,843,392, a decrease of $363,277, or 16.5%, compared to $2,206,669 for the six months ended June 30, 2006.  Research and development expenses include costs associated with our development efforts for new products, the costs of animal and biocompatibility studies, clinical trials, manufacturing process improvements, and the preparation, filing and follow-up of applications for regulatory approvals at various relevant stages of development. Research and development spending has been focused on finalizing the long term follow-up of our European trial for our ELEVESS product, as well as the development of second-generation osteoarthritis products. The decrease in research and development expenses for the three and six month periods ended June 30, 2007 is primarily attributable to modest spending on clinical trial expenses in the three and six month periods of 2007 compared to 2006.  We expect increases in research and development costs going forward related to the Company’s next generation osteoarthritis products, ELEVESS line extensions and other research and development programs in the pipeline.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended June 30, 2007 was $1,716,099, a decrease of $260,501, or 13.2%, compared to $1,976,600 for the same period last year.   For the six months ended June 30, 2007, selling, general and administrative expenses was $3,291,149, a decrease of $474,450, or 12.6%, compared to $3,765,599 for the same period last year. The decrease in selling, general and administrative expenses for both three and six month periods was due primarily to higher legal costs in 2006 in connection with the Galderma agreements, along with higher consulting costs and stock compensation expense in 2006.  The decreases were partially offset by the commencement of rent expense in May 2007 for the Company’s new facility in Bedford, Massachusetts.   We expect that general and administrative expenses will increase due to costs related to the new facility as well as additional staffing, with an overall impact of an additional one million dollars added to general and administrative expense for 2007.

Interest income, net.  Net interest income for the three months ended June 30, 2007 was $575,831, an increase of $86,059, or 17.6%, compared to $489,772 for the same period last year.  Net interest income for the six months ended June 30, 2007 was $1,142,608, an increase $191,762 or 20.2%, compared to $950,846 for the same period last year.  The increase is primarily attributable to higher available cash and invested balances along with increasing interest rates.  Interest income for the second half of 2007 is expected to decline as a result of  lower expected available cash due to capital investments in the Company’s new facility project.

Income taxes. Provision for income taxes was $574,611 and $938,367 related to income for the second quarter ended June 30, 2007 and 2006, respectively.  The Company recorded a provision for income taxes of $1,163,344 and $1,558,043 for the six months ended June 30, 2007 and 2006, respectively.  The effective tax rate for the provision for the three and six months ended June 30, 2007 were 29.6% and 31.2%, respectively.  The effective tax rate for the provision for the three and six months ended June 30, 2006 were 41.0% and 41.1%, respectively.   The reduction in effective tax rate in 2007 is primarily due to a favorable impact of a state investment tax credit as a result of the new facility project,  a domestic manufacturing deduction, an increase in state and federal research and development credits, and the tax benefits realized from disqualifying events related to incentive stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expand. Historically, we have funded our cash requirements from available cash and investments on hand. At June 30, 2007, cash, cash equivalents and short-term investments totaled $48,267,176 compared to $47,167,432 at December 31, 2006.

Cash provided by operating activities was $2,107,202 for the six months ended June 30, 2007 compared with $1,621,890 for the six months ended June 30, 2006.  Cash provided by operating activities for the first half of 2007 increased by $485,312 from the same period in 2006.  Increase in cash from operating activities for the first half of 2007 was primarily due to net income of $2,565,628, net non-cash expenditures of $378,960 offset by a net cash usage from other operating assets and liabilities of $837,386.

Cash used in investing activities was $6,326,452 for the six months ended June 30, 2007, compared to $1,032,056 for the six months ended June 30, 2006.  Cash used in investing activities for 2007 primarily reflects the February purchase of a short-term tax exempt municipal bond for $3,526,985.  The Company has also incurred approximately $2,500,000 of capital expenditures as a result of the design, planning and build-out of the new facility project.  We expect to increase our capital expenditures in 2007 primarily related to the on going construction of our new facility. We expect the new facility capital project to cost approximately $28 million (including interior construction, equipment, furniture and fixtures), of which approximately $20 million will be spent or contractually committed during 2007. This new facility will serve as our corporate headquarters, research and development, and manufacturing facility for the foreseeable future. We plan to use a combination of cash on hand and debt to finance the build-out with up to approximately 60% provided by long-term debt. There can be no assurance that we will find available financing or financing on terms favorable to us. Construction commenced in May of 2007 and will continue into 2008. There can also be no assurance that we will be successful in re-qualifying the new facility under the FDA and European Union regulations.

Cash provided by financing activities of $1,803,045 and $790,564 for the six months ended June 30, 2007 and 2006, respectively, reflected the proceeds from exercises of stock options, including any associated tax benefits.

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

Contractual Obligations

On January 4, 2007, the Company entered into a lease with Farley White Wiggins, LLC (“FWW”), as landlord, pursuant to which the Company will lease a new headquarters facility (the “Lease”), consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts.  Once occupancy is completed, it is anticipated that the new facility will provide the additional space necessary to accommodate growth in the Company’s business, as well as to improve efficiency by conducting business in one facility.

The Lease commenced on May 1, 2007, upon the completion of certain improvements by the landlord, and has an initial term of ten and a half years.  The Lease provides for an initial monthly base rent of $26,042.  The monthly base rent increases to $46,875 on the first anniversary of the commencement date through July 31, 2010.  On August 1, 2010, the monthly base rent increases to $69,792 until the 6th anniversary of the commencement date upon which the monthly base rent will increase to $80,958 until the end of the lease term.  The Company paid an initial security deposit of $206,250 upon signing the Lease.   In addition to basic rent, the Company must pay for all operating costs associated with the leased property, including property taxes, maintenance, insurance and utility costs.

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

As of June 30, 2007, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments consist of short-term money market funds, commercial paper and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

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

(b)                                Changes in internal controls.

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes to the risk factors described in our Annual Report on Form 10-K, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q related to such risk factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 1, 2007.

The stockholders of the Company elected Raymond J. Land and John C. Moran to serve on the Board of Directors until the Annual Meeting of Stockholders to be held in 2010. The tabulation of votes with respect to the election of such directors is as follows:

	Number of Shares
	For	Withheld
Raymond J. Land	9,421,004	531,663
John C. Moran	9,495,756	456,911

Following the meeting, the Company’s Board of Directors consists of Charles H. Sherwood (Chairman), Joseph L. Bower, Eugene A. Davidson, Raymond J. Land, John C. Moran and Steven E. Wheeler.

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

ANIKA THERAPEUTICS, INC.

August 7, 2007	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Principal Financial Officer)