Form 10-K
period 2007-12-31
ANIKA THERAPEUTICS INC
filed 2008-03-12
CIK 898437

Use these links to rapidly review the document
ANIKA THERAPEUTICS, INC. TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-21326

Anika Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-3145961 (IRS Employer Identification No.)

32 Wiggins Avenue, Bedford, Massachusetts 01730
(Address of Principal Executive Offices) (Zip Code)

(781) 457-9000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered: NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2007, the last day of the Registrant's most recently completed second fiscal quarter, was $169,044,999 based on the close price per share of Common Stock of $15.19 as of such date as reported on the NASDAQ Global Select Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 1, 2008, there were issued and outstanding 11,227,498 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

         Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2008. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

ANIKA THERAPEUTICS, INC.
TABLE OF CONTENTS

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2007

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

  •
  development of possible new products;

  •
  our ability to achieve or maintain compliance with current and future laws and regulations;

  •
  the timing of and/or receipt of FDA, foreign or other regulatory approvals and/or reimbursement approvals of current, new or potential products, and any limitations on such approvals;

  •
  our intention to seek patent protection for our products and processes, and protect our intellectual property;

  •
  our ability to effectively compete against current and future competitors;

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

  •
  our and Bausch & Lomb's performance under the existing supply agreement for certain of our ophthalmic viscoelastic products, and our ability to remain the exclusive global supplier for AMVISC and AMVISC Plus to Bausch & Lomb;

  •
  our expectations regarding regular order flow for ORTHOVISC; and international sales trend of ORTHOVISC;

  •
  our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

  •
  our expectations regarding the result of the reimbursement change in Turkey and related ORTHOVISC sales in Turkey;

  •
  our expectations regarding sales to DePuy Mitek and the positive effects on domestic ORTHOVISC sales related to DePuy Mitek's expansion of its product specialist team, and our expectations of the simplified reimbursement process on ORTHOVISC sales;

  •
  our expectations regarding HYVISC sales;

  •
  our ability to license ELEVESS to a new distribution partner on terms favorable to the Company, if at all, or our ability to market ELEVESS on our own;

  •
  our expectations regarding the commercial launch of the ELEVESS product;

  •
  our intention to increase market share for ORTHOVISC® in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

  •
  our expectations regarding the development and commercialization of INCERT, and the market potential for INCERT;

  •
  our expectations regarding product gross margin;

  •
  our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

  •
  the rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

  •
  our expectation for increases in capital expenditures and decline in interest income;

  •
  our expectations regarding our new Bedford, MA facility, our expectations related to costs, including financing costs, to build-out and occupy the new facility, the timing of the buildout and validation, and our ability to obtain FDA licensure for the facility;

  •
  our abilities to comply with debt covenants; and

  •
  our ability and timing with respect to filling vacancies in management positions.

        Furthermore, additional statements identified by words such as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could" and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.

        You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled "Risk Factors" in this Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from the anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed in the sections titled "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, future events or other changes.

PART I

ITEM 1.    BUSINESS

Overview

        Anika Therapeutics, Inc. ("Anika," the "Company," "we," "us," or "our") was incorporated in 1992 as a Massachusetts company. Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product. HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT®, an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC is marketed by DePuy Mitek, Inc. ("DePuy Mitek"), a subsidiary of Johnson & Johnson (collectively, "JNJ"), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in approximately 13 countries. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S. ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation. Our initial ELEVESS™ product is approved in the U.S., EU and Canada, and is manufactured by Anika. Products in development include next generation osteoarthritis / joint health related products and ELEVESS™ products.

        In 2007, revenue from the sale of our products contributed 87% of our total revenue. Licensing, milestone and contract revenue contributed 13% of our total revenue in 2007. Revenue from the sale of ophthalmic viscoelastic products was 39% of product revenue. ORTHOVISC contributed 51% of our product revenue, and HYVISC contributed 9% of our product revenue in 2007.

        The following sections provide more specific information on our products and related activities:

ORTHOVISC®

        In the U.S., ORTHOVISC is indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. ORTHOVISC has been approved for use in all joints in Europe and certain other international markets. It is a sterile, clear, viscoelastic solution of hyaluronan dissolved in physiological saline, and dispensed in a single-use syringe. A complex sugar of the glycosaminoglycan family, hyaluronan is a high molecular weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetylglucosamine. ORTHOVISC is injected into joints in a series of three intra-articular injections one week apart.

        Osteoarthritis is a debilitating disease causing pain, swelling and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis before joint replacement surgery include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs and steroid injections.

        ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is marketed by DePuy Mitek, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the "JNJ Agreement"). The JNJ Agreement was originally entered into in December 2003 with Ortho Biotech Products, L.P., also a JNJ company, and was assigned to DePuy Mitek in mid-2005. Under the JNJ Agreement, DePuy Mitek performs sales, marketing and distribution functions. Additionally, DePuy Mitek has the right, under certain circumstances, to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology. In support of the license, the JNJ Agreement provides that DePuy Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. We received an initial payment of $2.0 million upon entering into the JNJ Agreement, a milestone payment of $20.0 million in February 2004, as a result of obtaining approval of ORTHOVISC from the U.S. Food and Drug Administration ("FDA"), and a $5.0 million milestone payment in December 2004 for planned upgrades to our manufacturing operations for a total of $27.0 million. This amount was initially recorded as deferred revenue, and is being recognized as revenue ratably over the agreement's ten year life. Under the JNJ Agreement, we are the exclusive supplier of ORTHOVISC to Depuy Mitek. The JNJ Agreement provides for additional sales-based milestone payments to us contingent upon achieving specified sales targets, in addition to royalty and transfer fees. The JNJ Agreement is subject to early termination in certain circumstances and is otherwise renewable by DePuy Mitek for consecutive five-year terms.

        We have a number of distribution relationships servicing international markets including Canada, Europe, Turkey, the Middle East, and Asia. We will continue to seek to establish long-term distribution relationships in other regions. See the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview" and "Risk Factors."

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

        Anika manufactures the AMVISC product line for Bausch & Lomb under the terms of a supply agreement through December 31, 2010 (the "2004 B&L Agreement") for viscoelastic products used in ophthalmic surgery. Under the 2004 B&L Agreement, we will continue to be the exclusive global supplier (other than with respect to Japan) for AMVISC and AMVISC Plus to Bausch & Lomb. The 2004 B&L Agreement also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. Under the 2004 B&L Agreement, we are entitled to continue providing surgical viscoelastic products to our existing customers (STAAR Surgical Company and Cytosol Ophthalmics, Inc.) who currently receive such products from us. See also Item 1A. "Risk Factors."

INCERT®

        INCERT is designed as a family of chemically modified, cross-linked forms of HA designed to prevent surgical adhesions. Surgical adhesions occur when fibrous bands of tissues form between adjacent tissue layers during the wound healing process. Although surgeons attempt to minimize the formation of adhesions, they nevertheless occur quite frequently after surgery. Adhesions in the abdominal and pelvic cavity can cause particularly serious problems such as intestinal blockage following abdominal surgery, and infertility following pelvic surgery. Fibrosis following spinal surgery can complicate re-operation and may cause pain. We received CE marking for INCERT for a broad use profile in the third quarter of 2004. INCERT-S is our product designed to reduce post-surgical fibrosis following spinal surgery. We commenced INCERT sales during the second quarter of 2006. INCERT is currently marketed in three countries in Europe and the Middle East. We continue to assess the market potential for the product. There are currently no plans to distribute INCERT in the U. S.

        Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned "Patent and Propriety Rights."

ELEVESS™

        ELEVESS is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA.

        On June 30, 2006, we entered into a License and Development Agreement with Galderma Pharma S.A., a joint venture between Nestlé and L'Oréal, and a Supply Agreement with Galderma Pharma S.A. and Galderma S.A., an affiliate of Galderma Pharma S.A., for the exclusive worldwide development and commercialization of hyaluronic acid based aesthetic dermatology products. Galderma Pharma S.A. and Galderma S.A. are jointly referred to as Galderma. Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company began amortizing in the third quarter of 2006 over a 10 year period. In 2007, the Company received $3,500,000 in milestone payments under the agreements related to regulatory approvals of ELEVESS in Europe and United States, which occurred in April and July of 2007, respectively. Subsequent to the achievements of the regulatory approval milestones, we experienced technical and business disagreements with Galderma Pharma regarding the development and commercialization of the ELEVESS family of products. The disagreements concern certain aspects of the formulation of the current and future products as well as some elements of the strategy for commercialization. In November 2007, the Galderma agreements were terminated and we reacquired the worldwide rights and control of the future development and marketing of ELEVESS. We have received positive feedback from physicians and patients introduced to ELEVESS and the product is ready for market. We currently intend to proceed expeditiously towards commercialization. With a technologically enhanced product that is approved in the U.S., European Union and Canada, we expect to launch the product as soon as possible with a new partner, or initially on our own.

Research and Development of Potential Products

        Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. Our development focus includes chemically modified formulations of HA designed for longer residence time in the body. These efforts are presently accomplished primarily through in-house research and development personnel and resources, as well as through collaboration with other companies. As of December 31, 2007, we had ten employees engaged primarily in research and development and engineering, and several external contractors were engaged in clinical and regulatory matters. For the years ended December 31, 2007, 2006 and 2005, these expenses were $4.4 million, $3.6 million, and $4.7 million, respectively. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

        Products in development include next generation osteoarthritis/joint health related products. Our next generation osteoarthritis products include a single-injection treatment product that uses a non-animal source HA, and is our first osteoarthritis product based on our proprietary crosslinked HA- technology. This product has been branded as Monovisc™. We received CE Mark approval for the Monovisc product in October 2007. We expect to launch Monovisc in Europe by mid-2008, following a limited clinical study. In the U.S., we filed an investigational device exemption, or an IDE application, with the FDA, and commenced patient enrollment for our U.S. clinical trial in early January of 2008.

        Our second single-injection osteoarthritis product contains an active therapeutic molecule to provide pain relief for a broader period of time. This product has been branded Cingal™. We expect to file our CE Mark application and commence a European study for this product in 2008.

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

Manufacturing of Hyaluronic Acid ("HA")

        We have been manufacturing HA since 1983 in our facility located in Woburn, Massachusetts. This facility is approved by the FDA for the manufacture of medical devices and veterinary drugs. We have developed a proprietary manufacturing process for the extraction and purification of HA from avian combs, a source of high molecular weight HA. We have taken steps to minimize risks associated with the availability of raw materials by obtaining regulatory approval to outsource certain key intermediates for our products. We believe that sufficient supplies of these materials are generally available, or maintained in inventory, to meet anticipated demand. Our newest products—Monovisc and ELEVESS are both made from non-animal (fermented) HA. During 2007, we have converted most of our international ORTHOVISC customers to non-animal based HA, and received approval in the U.S. to convert to non-animal HA as well. We expect that conversion to non-animal HA in the U.S. will be completed in the second quarter of 2008. There are no plans at present to convert our ophthalmic or veterinary products to non-animal HA, as the benefits do not justify the costs involved.

        On January 4, 2007, we entered into a new lease in Bedford, Massachusetts, consisting of approximately 134,000 square feet of general office, research and development and manufacturing space. The new facility will provide additional space, including manufacturing capacity necessary to accommodate growth in the Company's business, as well as to improve efficiency by conducting business in one facility. Our administrative, marketing, regulatory, and research and development personnel moved into the Bedford facility in November 2007. We will move our existing manufacturing operations to the new facility once the buildout and validation of the manufacturing space is completed. We currently expect the manufacturing space buildout and validation to be completed by mid-2009.

Patent and Proprietary Rights

        We have a policy of seeking patent protection for patentable aspects of our proprietary technology. Our issued patents expire between 2009 and 2022. We co-own certain U.S. patents and a patent application with claims relating to the chemical modification of HA and certain adhesion prevention uses and certain drug delivery uses of HA. We also solely own patents covering composition of matter and certain manufacturing processes. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate relative to the potential benefits. See also the section captioned "Risk Factors—We may be unable to adequately protect our intellectual property rights."

        Other entities have filed patent applications for or have been issued patents concerning various aspects of HA-related products or processes. In addition, the products or processes we develop may infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations. See also the section captioned "Risk Factors—We may be unable to adequately protect our intellectual property rights."

        We also rely upon trade secrets and proprietary know-how for certain non-patented aspects of our technology. To protect such information, we require certain customers and vendors, and all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. These agreements, however, may not provide adequate protection. See also the section captioned "Risk Factors—We may be unable to adequately protect our intellectual property rights."

        We have granted Depuy Mitek an exclusive, non-transferable royalty bearing license to use and sell ORTHOVISC (and other products developed pursuant to the JNJ Agreement) in the U.S., as well as a license to manufacture and have manufactured such products in the event that we are unable to supply them with products in accordance with the terms of the JNJ Agreement.

Government Regulation

United States Regulation

        Our research (including clinical research), development, manufacture, and marketing of products are subject to regulation by numerous governmental authorities in the U.S. and other countries. Medical devices and pharmaceuticals are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act ("FDC Act") governs the conditions of safety, efficacy, clearance, approval, manufacture, quality system requirements, labeling, packaging, distribution, storage, record keeping, reporting, marketing, advertising, and promotion of our products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval of products, withdrawal of clearances and approvals, and criminal prosecution.

        Medical products regulated by the FDA are generally classified as drugs, biologics, and/or medical devices. Medical devices intended for human use are classified into three categories (Class I, II or III), on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and efficacy. Class I devices are subject to general controls, for example, labeling and adherence to the FDA's Good Manufacturing Practices/Quality System Regulation ("GMP/QSR".) Most Class I devices are exempt from the FDA review process. Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, and patient registries). Most Class II devices are subject to premarket notification and may be subject to clinical testing for purposes of premarket notification and clearance for marketing. Class III is the most stringent regulatory category for medical devices. Most Class III devices require premarket approval ("PMA") from the FDA. All of our existing products, with the exception of HYVISC, are subject to the applicable rules related to Class III devices.

        AMVISC, AMVISC Plus, ShellGel and STAARVISC are approved as Class III medical devices in the U.S. for intraocular ophthalmic surgical procedures in intraocular use in humans. ORTHOVISC is approved as a Class III medical device in the U.S. for treatment of pain resulting from osteoarthritis of the knee in humans. ELEVESS is approved as a Class III medical device in the U.S. for treatment of facial wrinkles and folds, such as nasolabial folds. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. Most HA products for human use are regulated as medical devices. We believe that our INCERT product, should we decide to seek U.S. approval to market, will have to meet the regulatory requirements for Class III devices and will require clinical trials and a PMA submission.

        Unless a new device is exempted from premarket notification, its manufacturer must obtain marketing clearance from the FDA through premarket notification (510(k)) or approval through PMA before the device can be introduced to the market. Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources. This regulatory framework may change or additional regulations may arise at any stage of our product development process and may affect approval of, or delay an application related to, a product, or require additional expenditures by us. There can be no assurance that the FDA review of marketing applications will result in product approval on a timely basis, if at all. The PMA approval process is lengthy, expensive, and typically requires, among other things, valid scientific evidence which generally includes extensive data such as pre-clinical and clinical trial data to demonstrate a reasonable assurance of safety and effectiveness.

        Human clinical trials in the U.S. for significant risk devices must be conducted under a Good Clinical Practice (GCP) regulations through Investigational Device Exemption ("IDE"), which must be submitted to the FDA and either be approved or be allowed to become effective before the trials may commence. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. In addition, the IDE approval process could result in significant delays. Even if the FDA approves an IDE or allows an IDE for a clinical investigation to become effective, clinical trials may be suspended at any time for a number of reasons. Among others, these reasons may include: a) failure to comply with applicable requirements; b) inadequacy of informed consent; and c) the data generated suggests that: the risks to clinical subjects are not outweighed by the anticipated benefits to clinical subjects and the importance of the knowledge to be gained, the investigation is scientifically unsound, or there is reason to believe that the device, as used, is ineffective. A trial may be terminated if unanticipated adverse events present an unreasonable risk to subjects. If clinical studies are suspended or terminated, we may be unable to continue the development of the investigational products affected.

        Upon completion of required clinical trials, for Class III medical devices, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and efficacy of the device, including, among other things, the results of non-clinical tests and clinical trials; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA also conducts an on-site inspection to determine whether an applicant conforms with the FDA's current Quality System Regulation ("QSR"), formerly known as GMP. FDA review of the PMA may not result in timely, or any, PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

        Upon completion of required clinical trials for pharmaceuticals, results are presented to the FDA in a NDA or NADA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and efficacy of the product, including, among other things, the results of non-clinical tests and clinical trials; a full description of the product formulation; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA also conducts an on-site inspection to determine whether an applicant conforms with the FDA's current quality system regulations related to pharmaceuticals. FDA review of the NDA or NADA may not result in timely, or any, FDA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

        Product or manufacturing changes after approval where such change affects safety and efficacy of the medical products as well as the use of a different facility for manufacturing, could necessitate additional review and approval by the FDA. Post approval changes in labeling, packaging or promotional materials may also necessitate further review and approval by the FDA.

        Legally marketed products are subject to continuing requirements by the FDA relating to design control, manufacturing, quality control and quality assurance, maintenance of records and documentation, reporting of adverse events, and labeling and promotion. The FDC Act requires medical product manufacturers to comply with QSR for medical devices and other quality system regulations related to pharmaceuticals. The FDA enforces these requirements through periodic inspections of manufacturing facilities. To ensure full compliance with requirements set forth in the GMP/QSR regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Other federal, state, and local agencies may inspect manufacturing establishments as well.

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

Foreign Regulation

        In addition to regulations enforced by the FDA, we and our products are subject to certain foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. ORTHOVISC is approved for sale and is marketed in Canada, Europe, Turkey, and parts of the Middle East. In the European Union ("EU"), ORTHOVISC is sold under Conformité Européene (CE mark) authorization, a certification required under European Union medical device regulations. The CE mark, achieved in 1996, allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. In August 2004, we received an EC Design Examination Certificate which entitled us to affix a CE mark to INCERT-S as a barrier to adhesion formation following surgery. AMVISC® and AMVISC® Plus are CE marked, and in May 2005, we received an EC Design Examination Certificate which entitled us to affix a CE mark to ShellGel™ as an ophthalmic viscoelastic surgical device. We received EU CE Mark approval for ELEVESS during the second quarter of 2007. Monovisc, a medical device for treatment of pain associated with osteoarthritis, was approved in the EU in October 2007. We may not be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

        Turkey Reimbursement: In the third quarter of 2006, the government of Turkey eliminated reimbursement for over 100 drugs including ORTHOVISC, designated as a drug in Turkey, and its competing products. International sales declined in 2007 compared to 2006 due to the reimbursement change in Turkey. We did not ship product to our Turkish distributor during the 10 months ended May 2007. Starting in June 2007, sales to Turkey have been at a lower level reflective of a private pay business.

Competition

        We compete with many companies, including, among others, large pharmaceutical firms and specialized medical products companies across all of our product lines. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations, which may be involved in research, development and commercialization of products. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

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

        We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. All of the Company's products face substantial competition. There exist major worldwide competing HA-based products for the use in ophthalmic surgery, orthopedics, and cosmetic dermal fillers. There is a risk that we will be unable to compete effectively against our current or future competitors.

Employees

        As of December 31, 2007, we had 82 employees. We consider our relations with our employees to be good. None of our employees are represented by labor unions.

Environmental Laws

        We believe that we are in compliance with all federal, state and local environmental regulations with respect to our manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on our operations. Our leased manufacturing facility is located within the Wells G&H Superfund site in Woburn, Massachusetts. We have not been named and are not a party to any legal proceedings regarding the Wells G&H Superfund site.

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

Recent Developments

        On January 31, 2008 the Company entered into a Credit Agreement (the "Agreement"), among the Company, as borrower, Anika Securities, Inc., a wholly owned subsidiary of the Company, as guarantor, and Bank of America, N.A, as administrative agent ("Bank of America"). Pursuant to the terms of the Agreement, our lender has agreed to provide the Company with an unsecured revolving credit facility pursuant to which the lender will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. On December 31, 2008, all outstanding periodic loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015. Interest on periodic loans and term loans will be payable at a rate based upon (at the Company's election) either Bank of America's prime rate or LIBOR plus 75 basis points. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company's operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default.

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

ITEM 1A.    RISK FACTORS

        Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K, and in the documents incorporated by reference into this Annual Report on Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, product and price competition, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, product gross profit, interest income, interest expense, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, tax rates, SFAS 123R, leasing and subleasing activities, acquisitions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Our business is subject to comprehensive and varied government regulation and, as a result, failure to obtain FDA or other U.S. and foreign governmental approvals for our products may materially adversely affect our business, results of operations and financial condition.

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

        Products in development include next generation osteoarthritis/joint health related products. Monovisc™ is a single-injection treatment product that uses a non-animal source HA, and is our first osteoarthritis product basedon our proprietary crosslinked HA- technology. We received CE Mark approval for the Monovisc product in October 2007. Cingal™ is our second single-injection osteoarthritis product which contains an active therapeutic molecule to provide pain relief for a broader period of time. We expect to file our CE Mark application and commence a European study for this product in 2008.

        We cannot assure you that:

  •
  we will begin or successfully complete U.S. clinical trials for new generation products;

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

  •
  meaningful sales may never be achieved.

        Once obtained, marketing approval can be withdrawn by the FDA for a number of reasons, including, among others, the failure to comply with regulatory requirements, or the occurrence of unforeseen problems following initial approval. We may be required to make further filings with the FDA under certain circumstances. The FDA's regulations require a PMA supplement for certain changes if they affect the safety and effectiveness of an approved device, including, but not limited to, new indications for use, labeling changes, process or manufacturing changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications. Our failure to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved device on a timely basis, or at all, may have a material adverse effect on our business, financial condition, and results of operations. The FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of such products. It also might be necessary for us, in applicable circumstances, to initiate a voluntary recall per FDA regulations of one or several of our products. Significant delay or cost in obtaining, or failure to obtain FDA approval to market products, any FDA limitations on the use of our products, or any withdrawal or suspension of approval or rescission of approval by the FDA could have a material adverse effect on our business, financial condition, and results of operations.

        In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and, for medical devices, the FDA's Quality System Regulations ("QSR"). Ongoing compliance with QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect our facilities, from time to time, to determine whether we are in compliance with regulations relating to medical device and pharmaceutical companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. We cannot assure you that we will be able to comply with current or future FDA requirements applicable to the manufacture of our products.

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

        Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the FDA to grant pre-market clearance or pre-market approval for devices or drugs, withdrawal of approvals and criminal prosecution.

        In addition to regulations enforced by the FDA, we are subject to other existing and future federal, state, local and foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, quality system and manufacturing requirements, import restrictions, tariff regulations, duties and tax requirements. We cannot assure you that we will be able to achieve and/or maintain compliance required for CE marking or other foreign regulatory approvals for any or all of our products or that we will be able to produce our products in a timely and profitable manner while complying with applicable requirements. Federal, state, local and foreign regulations regarding the manufacture and sale of medical products are subject to change. We cannot predict what impact, if any, such changes might have on our business.

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

        We compete with many companies, including, among others, large pharmaceutical companies, specialized medical products companies and healthcare companies. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than us. We also compete with academic institutions, governmental agencies and other research organizations that may be involved in research, development and commercialization of products. Because a number of companies are developing or have developed HA products for similar applications and have received FDA approval, the successful commercialization of a particular product will depend in part upon our ability to complete clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors, or, if regulatory approval is not obtained prior to our competitors, to identify markets for our products that may be sufficient to permit meaningful sales of our products. For example, we are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. There exist major competing products for the use of HA in ophthalmic surgery. In addition, certain HA products made by our competitors for the treatment of osteoarthritis in the knee have received FDA approval before ours and have been marketed in the U.S. since 1997, as well as select markets in Canada, Europe and other countries. To date, the FDA approved three HA products for the treatment of facial wrinkles which have been marketed internationally for a number of years. There can be no assurance that we will be able to compete against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

We are uncertain regarding the success of our clinical trials.

        Several of our products may require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. There can be no assurance that we will be able to successfully complete the U.S. or international regulatory approval process for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials, if completed, will ultimately demonstrate these products to be safe and efficacious.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

        Our success will be dependent, in part, upon the efforts of our marketing partners and the terms and conditions of our relationships with such marketing partners.

        We cannot assure you that such marketing partners will not seek to renegotiate their current agreements on terms less favorable to us. Under the terms of the 2004 B&L Agreement, effective December 15, 2004, we will continue to be Bausch & Lomb's exclusive global supplier (other than with respect to Japan) of AMVISC and AMVISC Plus ophthalmic viscoelastic products. The 2004 B&L Agreement expires on December 31, 2010. This contract also provides us with a right to negotiate to manufacture future surgical ophthalmic viscoelastic products developed by Bausch & Lomb, while Bausch & Lomb has been granted rights to commercialize certain future surgical ophthalmic viscoelastic products developed by us. In addition, under certain circumstances, Bausch & Lomb has the right to terminate the agreement, and/or the agreement may revert to a non-exclusive basis; in each case, we cannot make any assurances that such circumstances will not occur. For the years ended December 31, 2007 and 2006, sales of AMVISC products to Bausch & Lomb accounted for 31% and 36% of total revenues, respectively.

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

        In December 2003, we entered into a ten-year licensing and supply agreement with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies ("JNJ Agreement"), to market ORTHOVISC in the U.S. This agreement was assigned to DePuy Mitek, Inc. in mid-2005. Under this Agreement, DePuy Mitek performs sales, marketing and distribution functions. Additionally, DePuy Mitek has the right, under certain circumstances, to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology. We cannot assure you that Depuy Mitek will be able to market ORTHOVISC effectively or to establish sales levels to the extent that Anika and Depuy Mitek believe are possible in the timeframes expected, or at all, nor can we assure you that we will be able to achieve the performance- and sales- based milestones provided in the JNJ Agreement. For the years ended December 31, 2007 and 2006, sales of ORTHOVISC to Depuy Mitek and royalties tied to end-user sales accounted for 37% and 22% of product revenue, respectively. Furthermore, we cannot predict whether the license granted to Depuy Mitek in the JNJ Agreement to further develop and commercialize ORTHOVISC products for the treatment of pain associated with osteoarthritis based on our viscosupplementation technology will result in any new products or indications for use.

        On June 30, 2006, we entered into a License and Development Agreement and a Supply Agreement with Galderma for the exclusive worldwide development and commercialization of hyaluronic acid based aesthetic dermatology products. We experienced technical and business disagreements with Galderma Pharma regarding the development and commercialization of ELEVESS. The disagreements concern certain aspects of the formulation of the current and future products as well as some elements of the strategy for commercialization. In November 2007, the Galderma agreements were terminated and we reacquired the worldwide rights and control of the future development and marketing of ELEVESS. We have received positive feedback from physicians and patients introduced to ELEVESS and the product is ready for market. We intend to proceed expeditiously towards commercialization. With a technologically enhanced product that is approved in the U.S., European Union and Canada, we expect to launch the product as soon as possible with a new partner, or initially on our own. We cannot assure you that we will be able to successfully commercialize our ELEVESS product effectively, or at all. Furthermore, we cannot assure you that a new partner will be able to market ELEVESS effectively or to establish sales levels to the extent that Anika and the partner believe are possible in the timeframes expected, or at all.

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

        Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, third-party payers, and end-users. Such acceptance may depend upon the extent to which the medical community and end-users perceive our products as safer, more effective or cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it may also be necessary for us to develop marketing partners for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights.

        Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management's attention away from our operations. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

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

        Until our anticipated move of our manufacturing facility to Bedford, Massachusetts, our results of operations are dependent upon the continued operation of our manufacturing facility in Woburn, Massachusetts. The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for HA powder, syringes and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products. Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

        We entered into a new lease on January 4, 2007, for a new headquarters facility consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The lease has an initial term of ten and a half years, and commenced on approximately May 1, 2007 when certain agreed upon landlord improvements were completed. We commenced the buildout of the new facility during the second quarter of 2007. Our administrative, marketing, regulatory, and research and development personnel moved into the Bedford facility in November 2007. The remaining buildout and validation for the new manufacturing space is expected to be completed by mid-2009. We provide no assurance that the buildout and validation processes will be completed on time, if at all. Furthermore, we cannot assure you that the transition from the existing facilities to the new facility will be seamless and successful. In the event the construction is delayed or the move transition is unsuccessful, it may result in business interruptions. We may also incur additional expenditures in the event that we have to maintain two facilities for a prolonged period.

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

        We had cash and cash equivalents of approximately $39.4 million at December 31, 2007. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

        We intend to spend approximately $30 million to build out this new facility that will serve as our corporate headquarters and manufacturing facility for the foreseeable future. Through December 31, 2007, approximately $16.5 million has already been spent in connection with the buildout.

We are subject to debt covenants and any failure to comply with these could materially adversely affect our business, financial condition and results of operations.

        On January 31, 2008, we entered into a Credit Agreement. Under the Agreement, our lender will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. The Credit Agreement was entered into to finance the construction of our new Bedford facility which commenced in the spring of 2007 and will continue into 2009. There can be no assurance that we will be successful in qualifying the new facility under the FDA and European Union regulations. The Credit Agreement contains certain debt covenants that we must comply with. If we do not comply with the specified covenants and restrictions, we could be in default under our Credit Agreement. Our ability to comply with these provisions of our Credit Agreement governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

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

        We are highly dependent on the members of our management and scientific staff, the loss of one or more of whom could have a material adverse effect on us. We have experienced a number of management changes in recent years. There can be no assurances that such management changes will not adversely affect our business. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific, managerial and manufacturing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental regulations and any failure to comply with applicable laws could subject us to significant liabilities and harm our business.

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

        During the years ended December 31, 2007 and 2006, approximately, 25% and 37%, respectively, of our product sales were to international distributors. Our representatives, agents and distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. Such changes in the volume of sales may have a material adverse effect on our business, financial condition, and results of operations.

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

        We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2007, three customers accounted for 79% of product revenue. While it is expected that our ability to market ORTHOVISC in the U.S. will reduce our dependence on revenues from Bausch & Lomb, historically our largest customer, we will still be dependent on a small number of large customers for the majority of our revenues. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have given their relative size and importance to us. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development and manufacturing space. We entered into this lease on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and a half years, We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. Our administrative, marketing, regulatory, and research and development personnel moved into the Bedford facility in November of 2007, and we anticipate that the buildout and validation for the manufacturing space will be completed by mid-2009. Our prior corporate headquarters was located in Woburn, Massachusetts and the lease for that facility ended on December 31, 2007. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, which currently houses our manufacturing facility and warehouse. This facility has received all FDA, state and European regulatory approvals to operate as a sterile device and drug manufacturer. We extended our lease for this facility in 2003. For the year ended December 31, 2007, we had aggregate lease costs of approximately $1,319,000.

        We intend to spend approximately $30 million to build out the Bedford facility that will serve as our corporate headquarters and manufacturing facility for the foreseeable future. Through December 31, 2007, approximately $16.5 million has already been spent in connection with the buildout. Our plan is to fund the project with cash on hand and debt. On January 31, 2008, the Company entered into a Credit Agreement. Under the agreement, our lender will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16 million. Buildout and validation of the Bedford facility commenced in the spring of 2007 and will continue into 2009. There can be no assurance that we will be successful in re-qualifying the new facility under the FDA and European Union regulations.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

        Our common stock has traded on the NASDAQ Global Select Market since November 25, 1997, under the symbol "ANIK." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Select Market. These prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2007	High	Low
First Quarter	$14.24	$12.31
Second Quarter	15.85	12.32
Third Quarter	21.80	15.08
Fourth Quarter	21.21	13.13

Year Ended December 31, 2006	High	Low
First Quarter	$14.50	$10.07
Second Quarter	12.26	9.58
Third Quarter	13.90	9.50
Fourth Quarter	14.74	11.17

        At December 31, 2007, the closing price per share of our common stock was $14.55 as reported on the NASDAQ Global Select Market and there were approximately 237 holders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information concerning the Company's equity compensation plan as of December 31, 2007.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, stock appreciation rights, and restricted stock	Weighted Average exercise price of outstanding options, stock appreciation rights, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,110,704	$7.99	596,249
Equity compensation plans not approved by security holders	—	—	—

Total	1,110,704	$7.99	596,249

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2007 and 2006 and the Statement of Operations Data for each of the three years ended December 31, 2007 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2005, 2004 and 2003, and the Statement of Operations Data for each of the two years in the period ended December 31, 2004 have been derived from the audited Consolidated Financial Statements for such years, not included in this Annual Report on Form 10-K.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2007	2006	2005	2004	2003
Product revenue	$26,905	$23,953	$20,534	$22,286	$15,330
Licensing, milestone and contract revenue	3,925	2,887	9,301	4,180	74

Total revenue	30,830	26,840	29,835	26,466	15,404
Cost of product revenue	11,881	11,118	11,144	9,949	8,005
Product gross profit	15,024	12,835	9,390	12,337	7,325
Product gross margin	56%	54%	46%	55%	48%
Total operating expenses	24,242	21,413	21,284	20,078	14,809
Net income	$6,035	$4,604	$5,893	$11,190	$827
Diluted net income per common share	$0.53	$0.41	$0.52	$0.98	$0.08
Diluted common shares outstanding	11,454	11,155	11,428	11,384	10,850

Balance Sheet Data
(In thousands)

	December 31,
	2007	2006	2005	2004	2003
Cash, cash equivalents and short-term investments	$39,406	$47,167	$44,747	$39,339	$14,592
Working capital	41,805	52,145	46,584	42,135	18,450
Total assets	79,497	68,114	62,618	59,538	21,873
Retained earnings (accumulated deficit)	14,153	8,118	3,514	(2,379)	(13,569)
Stockholders' equity	54,961	45,488	37,892	30,363	17,984

        On June 30, 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Galderma for the exclusive worldwide development and commercialization of hyaluronic acid based aesthetic dermatology products. Due to disagreements concerning certain aspects of the formulation of the current and future products as well as some elements of the strategy for commercialization, in November 2007 the Galderma agreements were terminated. As a result, we reacquired the worldwide rights and control of the future development and marketing of ELEVESS. As a result of the contract terminations, during the fourth quarter of 2007, we recorded net revenue of approximately $1.2 million for the upfront and milestone payments received and termination payment made to Galderma.

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

        We received an initial payment of $2.0 million in December 2003 upon entering into the JNJ Agreement. In February 2004, we received a milestone payment of $20.0 million as a result of obtaining FDA approval for ORTHOVISC, and in December 2004, we received a milestone payment of $5.0 million upon completion of certain manufacturing upgrades. We are recognizing these non-refundable payments as license revenue ratably over the expected term of the JNJ Agreement, which is currently ten years, and as of December 31, 2007, we had recorded deferred revenue of $16.2 million related to the JNJ Agreement.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following section of this Annual Report on Form 10-K titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements that are not statements of historical fact and are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievement to differ materially from anticipated results, performance, or achievement, expressed or implied in such forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties at the beginning of this Annual Report on Form 10-K and under Item 1 "Business" and Item 1A "Risk Factors." The following discussion should also be read in conjunction with the Consolidated Financial Statements of Anika Therapeutics, Inc. and the Notes thereto appearing elsewhere in this report.

Management Overview

        Anika Therapeutics, Inc. ("Anika," the "Company," "we," "us" or "our") develops, manufactures and commercializes therapeutic products for tissue protection, healing, and repair. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product, HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT® is an HA based anti-adhesive for surgical applications. In the U.S. ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 13 countries. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S. ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation. Our initial ELEVESS™ product is approved in the U.S., EU and Canada, and is manufactured by Anika. Products in development include next generation osteoarthritis/joint health related products and ELEVESS™ products.

Osteoarthritis Business

        Our osteoarthritis business contributed 51% to our product revenue reflecting an increase in sales of 20% compared to 2006. We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC® contributed 13% of product revenue for the year ended December 31, 2007 and decreased 42% compared to 2006. The decrease was primarily due to a change in the Turkish government's reimbursement policy for more than 100 drugs, including ORTHOVISC and its competing products. We do not expect sales of ORTHOVISC in Turkey to reach the 2006 level of $4.0 million, but do believe it represents a good private pay business opportunity. During the fourth quarter of 2007, we continued discussions with potential distributors in Eastern Europe and other parts of the world. In addition, we have product registrations in process for ORTHOVISC in China, India, Saudi Arabia, and Taiwan. Our partners will be seeking regulatory clearance for ORTHOVISC in these markets, some of which, including China, will require clinical trials. We continue to seek new distribution partnerships around the world. We expect international sales to significantly increase in 2008 from the levels reported in 2007.

        ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is marketed by Johnson & Johnson, under the JNJ Agreement. The JNJ Agreement was originally entered into with Ortho Biotech Products, L.P. ("OBP"), also a Johnson & Johnson company, and was assigned to DePuy Mitek in mid-2005. Sales of ORTHOVISC in the U.S. contributed 37% of our product revenue for the year ended December 31, 2007, or increased by 92% compared to 2006. For the year ended December 31, 2007, DePuy Mitek's sales to end-users were 94% higher than in the same period in 2006. The significant increase in U.S. sales is partially due to DePuy Mitek's ability to leverage the separate reimbursement code granted in December 2006 along with the addition of sales specialists. These improvements have led to an increase in underlying sales to end-users which, combined with an increase in unit sales to DePuy Mitek for 2007 compared to 2006, were the primary reasons for the increase in U.S. sales. In December 2006, the Centers for Medicare and Medicaid Services assigned a unique reimbursement code to our ORTHOVISC product, effective January 1, 2007. This move has simplified the current reimbursement process and improved access to ORTHOVISC.

        U.S. sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 9% to product revenue for the year ended December 31, 2007 and increased 30% from 2006. We expect HYVISC sales to be relatively flat in 2008. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Ophthalmic Business

        Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the year ended December 31, 2007, sales of ophthalmic products contributed 39% of our product revenue reflecting a decrease in sales of ophthalmic products of 2% compared to 2006. Sales to Bausch & Lomb accounted for 91% of ophthalmic sales for 2007 and contributed 35% of product revenue for the period.

Aesthetic Dermatology Business

        ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA. We received European and United States FDA approvals for our initial product in April and July of 2007, respectively. We recorded $224,220 of sales of ELEVESS™ in 2007, which represented sales of samples to Galderma under our former License and Development Agreement and Supply Agreement for the exclusive worldwide development and commercialization of hyaluronic acid based aesthetic dermatology products.

        Under the terms of the former agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company was amortizing over a 10 year period. During the third quarter 2007, the Company received $3,500,000 milestone payments under the agreements related to regulatory approvals of ELEVESS in the United States and Europe. Subsequent to the achievements of the regulatory approval milestones, we experienced technical and business disagreements with Galderma Pharma regarding the development and commercialization of the ELEVESS family of products. The disagreements concern certain aspects of the formulation of the current and future products as well as some elements of the strategy for commercialization. In November 2007, the agreements were terminated, we paid Galderma $4,250,000, and reacquired the worldwide rights and control of the future development and marketing of ELEVESS. We have received positive feedback from physicians and patients introduced to ELEVESS and the product is ready for market. We currently intend to proceed expeditiously towards commercialization. With a technologically enhanced product that is approved in the U.S., European Union and Canada, we expect to launch the product as soon as possible with a new partner, or initially on our own.

Anti-adhesion Business

        INCERT® is an HA based product for prevention of post-surgical adhesions. The product was approved and CE marked for commercial marketing. CE marking approval for commercial marketing and sale was received in the third quarter of 2004. Sales of INCERT® were $190,332 and $43,470 for the years 2007 and 2006, respectively. We commenced INCERT sales during the second quarter of 2006. There are currently no plans to distribute INCERT in the U.S.

Research and Development

        Products in development include next generation osteoarthritis/joint health related products. Our next generation osteoarthritis products include a single-injection treatment product which is our first osteoarthritis product with a new HA-technology that uses a non-animal source material. This product has been branded as Monovisc™. We received CE Mark approval for the Monovisc product in October 2007. We expect to launch Monovisc in Europe in the second half of 2008, following a limited clinical study. In the U.S., we recently filed an investigational device exemption, or an IDE application, with the FDA. We commenced patient enrollment for our U.S. clinical trial in early January of 2008.

        Our second single-injection osteoarthritis product contains an active therapeutic molecule to provide pain relief for a broader period of time. This product has been branded Cingal™. We expect to file our CE Mark application and commence a European study for this product in 2008.

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

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition.

        Our revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        We recognize revenue from the sales of products we manufacture upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable we evaluate both the contractual terms and conditions of our distribution and supply agreements as well as our business practices. Product revenue also includes royalties. Royalty revenue is based on our distributor's sales and recognized in the same period our distributor records their sale of the product.

        License, Milestone and Contract Revenue consists of revenue from contract initial and milestone payments received from partners. The Company's business strategy includes entering into collaborative license, development and/or supply agreements with partners for the development and commercialization of the Company's products. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, supply of products and royalties on product sales. The Company evaluates each agreement and elements within each agreement in accordance with EITF 00-21. Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. In general, non-refundable upfront fees and milestone payments are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

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

        Stock-based Compensation.    Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ("SFAS 123R") "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

        The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The Company also evaluates forfeitures periodically and adjusts accordingly. The expected volatility assumption is based on the unadjusted historical volatility of the Company's common stock. The risk-free interest rate assumption is based on

U.S. Treasury interest rates at the time of grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Asset Valuation.    Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, investments, inventories, and intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, and the age of the receivable. The determination of whether unrealized losses on investments are other than temporary is based upon the type of investments held, market conditions, length of the impairment, magnitude of the impairment and ability to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired. The recoverability of inventories is based upon the types and levels of inventory held and forecasted demand. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. Changes in judgments on any of these factors could materially impact the value of the asset.

        Income Taxes.    Beginning January 1, 2007, the Company began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. As a result of the adoption of FIN 48 there was no change to the tax reserve for unrecognized tax benefits. As such, there was no change to retained earnings as of January 1, 2007. It is the Company's policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of December 31, 2007, income tax related interest and penalties were immaterial. Our U.S. federal income tax returns for the years 2005 and 2006 remain subject to examination, and our state income tax returns for all years through 2006 remain subject to examination.

        We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of December 31, 2007, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

  Statement of Operations Detail

	Year Ended December 31,
	2007	2006
Product revenue	$26,905,100	$23,953,285
Licensing, milestone and contract revenue	3,924,721	2,887,329

Total revenue	30,829,821	26,840,614
Operating Expenses:
Cost of product revenue	11,880,989	11,117,861
Research and development	4,364,620	3,616,435
Selling, general and administrative	7,996,781	6,678,845

Total operating expenses	24,242,390	21,413,141

Income from operations	6,587,431	5,427,473
Interest income, net	2,100,663	2,100,749
Income before income taxes	8,688,094	7,528,222
Provision for income taxes	2,652,840	2,924,006

Net income	$6,035,254	$4,604,216

Product gross profit	$15,024,111	$12,835,424
Product gross margin	56%	54%

        Total Revenue.    Total revenue for the year ended December 31, 2007 increased by $3,989,207 to $30,829,821 compared to $26,840,614 for 2006 primarily due to an increase in U.S. ORTHOVISC product sales and milestone revenue in connection with the termination of the Galderma agreements. Product revenue for 2007 increased by $2,951,815 to $26,905,100 primarily due to increased ORTHOVISC revenue from our U.S. distributor, Depuy Mitek. See below for further details.

        Product revenue by product line.    Product revenue for the year ended December 31, 2007 was $26,905,100, an increase of $2,951,815, or 12%, compared with $23,953,285 for the year ended December 31, 2006.

	Year Ended December 31,
	2007	2006
Ophthalmic Products	$10,517,156	$10,748,765
ORTHOVISC	13,602,494	11,340,433
HYVISC	2,370,898	1,820,617
Others	414,552	43,470

	$26,905,100	$23,953,285

        Ophthalmic products sales decreased $231,609, or 2%, to $10,517,156. The decrease was primarily attributable to a decrease in sales to Bausch & Lomb in 2007 compared to 2006 due to their inventory management efforts.

        Our sales of ORTHOVISC increased $2,262,061, or 20%, to $13,602,494 in 2007 as compared with $11,340,433 in 2006. The increase in ORTHOVISC sales for 2007 was primarily due to an increase in domestic sales by Depuy Mitek. DePuy Mitek's sales increased by 94% in 2007 compared to 2006 thereby gaining market share. This resulted in a significant increase in our U.S. revenue which totaled $10,071,776, or 37% of product sales, in 2007 compared to $5,232,589, or 22% of product sales, in 2006. International sales of ORTHOVISC decreased to $3,530,717 or 42% from $6,107,844, in 2007 compared to the same period last year. The decrease in international sales was due to a reimbursement change in Turkey. In the third quarter of 2006, the government of Turkey eliminated reimbursement for over 100 drugs including ORTHOVISC and its competing products. We did not ship product to our Turkish distributor during the 10 months ended May 2007. Starting in June 2007, sales to Turkey have been at a lower level reflective of a private pay business. Sales to Turkey represented 6% of product sales in 2007 versus 17% in 2006. We expect ORTHOVISC sales to increase in 2008 compared to 2007, both in the U.S. and internationally.

        Sales of HYVISC increased $550,281, or 30%, to $2,370,898 in 2007 as compared with $1,820,617 in 2006. Sales of HYVISC are made to a single customer under an exclusive agreement which was extended in April 2006 to December 31, 2010. We expect HYVISC sales to be relatively flat in 2008 compared to 2007.

        Sales of INCERT increased $146,862 to $190,332 in 2007 as compared with $43,470 in 2006, as interest in the product as an anti-adhesive for use in surgical procedures grows. INCERT is currently distributed in three European countries, and the Company is considering territorial expansion. We expect modest growth for this product.

        ELEVESS sales of $224,220 in 2007 represent sales of samples to our former distributor Galderma during the year. The Company is actively seeking new distribution partners.

        Licensing, milestone and contract revenue.    Licensing, milestone and contract revenue for the year ended December 31, 2007 was $3,924,721, compared to $2,887,329 for 2006. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments from Ortho Biotech. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $2,700,000 per year. On November 16, 2007, the Company, Galderma and Galderma S.A. entered into a Termination Agreement. As a result the Company recorded $1,199,722 of revenue in 2007 primarily from the balance of the upfront and milestone payments made that were recorded as deferred revenue at the time of receipt. All amounts due and contractual obligations by both parties have been satisfied.

        Product gross profit and margin.    Product gross profit for the year ended December 31, 2007 was $15,024,111, or 56% of product revenue, compared with $12,835,424, or 54% of product revenue, for the year ended December 31, 2006. The improvement in product gross margin was primarily related to a more favorable product mix. We expect product gross margin to improve slightly in 2008 compared to 2007 reflecting higher expected production and continued growth in our more profitable products.

        Research and development.    Research and development expenses for the year ended December 31, 2007 increased by $748,185, or 21%, to $4,364,620 from $3,616,435 for the prior year. Research and development expenses include those costs associated with our in-house and external research and development efforts for the development of ELEVESS product enhancements, next generation osteoarthritis products, the costs of clinical trials, manufacturing process improvements, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The increase in research and development expenses during 2007 was primarily attributable to an increase in clinical trial expenses, engineering related expenses for the scale up of ELEVESS for commercial sales and additional headcount compared to 2006. We expect research and development expenses will increase in the future related to next generation ORTHOVISC products, and other research and development programs in the pipeline.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2007 increased by $1,317,936 or 20%, to $7,996,781 from $6,678,845 in the prior year. The increase was primarily due to rent and operating expenses at our new facility located in Bedford, Massachusetts. Our facility lease for the Bedford facility commenced in May 2007. The Company expects that selling, general and administrative expenses will increase in the future related to headcount increases, and infrastructure expansion. Operating expense related to the new facility will be mostly recorded in general and administrative expenses until manufacturing operations occupies the building, which is currently expected to occur in 2009.

        Interest income, net.    Net interest income of $2,100,663 for the year ended December 31, 2007, was essentially flat compared with $2,100,749 in 2006. Interest income in 2008 is expected to decrease as a result of lower expected available cash due to capital investments in the Company's new facility project.

        Income taxes.    Income tax provision was $2,652,840 and $2,924,006 for 2007 and 2006, respectively. The reduction in effective tax rate in 2007 and difference from the U.S. federal statutory rate is primarily due to a favorable impact of a state investment tax credit as a result of the new facility project, a domestic manufacturing deduction, an increase in state and federal research and development credits, and the tax benefits realized from disqualifying events related to incentive stock option exercises.

        A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	2007	2006
Computed expected tax expense	34.0%	34.0%
State tax expense (net of federal benefit)	4.2%	3.8%
Permanent items, including nondeductible expenses	(1.1)%	1.8%
State investment tax credit	(3.9)%	—
Federal and state research and development credits	(2.4)%	(1.6)%
Other	(0.3)%	0.8%

Tax expense	30.5%	38.8%

        We have a pending Massachusetts state audit related to 2004 and 2005 tax returns. We expect that the outcome of the Massachusetts state audit will not be material to our financial statements.

        Net and operating income.    For the year ended December 31, 2007 income from operations was $6,587,431 compared to $5,427,473 for 2006. Net income for 2007 was $6,035,254 or $.53 per diluted share compared to $4,604,216 or $.41 per diluted share for the same period last year. The primary drivers for the increase in net and operating income was an increase in U.S. ORTHOVISC product sales, an increase in licensing, milestone and contract revenue and a decrease in provision for income taxes offset by an increase in operating expenses.

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

        Total Revenue.    Total revenue for the year ended December 31, 2006 decreased by $2,993,998 to $26,840,614 compared to $29,834,612 for 2005 primarily due to decrease in contract revenue in connection with the termination of the OrthoNeutrogena agreement partially offset by an increase in product revenue. Product revenue for 2006 increased by $3,419,396 to $23,953,285 primarily due to increased ORTHOVISC revenue from Depuy Mitek from both our sales to Depuy Mitek and increased royalties from Depuy Mitek's sales. The increase in U.S. ORTHOVISC sales was partially offset by a decrease in international ORTHOVISC sales and HYVISC sales. See below for further details.

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

        Research and development.    Research and development expenses for the year ended December 31, 2006 decreased by $1,114,229, or 24%, to $3,616,435 from $4,730,664 for the prior year. Research and development expenses include those costs associated with our in-house and external research and development efforts for the development of ELEVESS product enhancements, next generation osteoarthritis products, the costs of clinical trials, manufacturing process improvements, and the preparation and processing of applications for regulatory approvals at all relevant stages of development. The decrease in research and development expenses during 2006 was primarily attributable to reduced clinical trial expenses in 2006 compared to 2005. In 2006, our clinical trial spending was for a modest ELEVESS study to refine technique of ELEVESS. In 2005, research and development spending included a large U.S. pivotal trial in support of our September 2005 PMA application. The decrease in size and effort of ELEVESS related clinical trials was the primary driver for the reduction in research and development expenses in 2006 from 2005.

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

	2006	2005
Computed expected tax expense	34.0%	34.0%
State tax expense (net of federal benefit)	3.8%	4.3%
State deferred tax assets rate change	—	4.5%
Permanent items, including nondeductible expenses	1.8%	(0.9)%
Federal and state research and development, and other credits	(1.6)%	(1.4)%
Other	0.8%	(0.7)%

Tax expense	38.8%	39.8%

Liquidity and Capital Resources

        We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as the scope of our operations expands. Historically we have funded our cash requirements from available cash and investments on hand. We expect that our existing capital resources, together with cash from operations and interest income, will be sufficient to fund our operations for the foreseeable future. At December 31, 2007, cash, cash equivalents and short-term investments totaled $39,405,543 compared to $47,167,432 at December 31, 2006.

        Cash provided by operating activities was $4,492,642, $2,001,172 and $6,451,927 for 2007, 2006, and 2005 respectively. Cash provided by operating activities increased by $2,491,470 in 2007 from 2006. This increase in operating cash was primarily due to an $1,431,038 increase in net income, an approximately $839,000 net increase in assets and liabilities, and an increase in non-cash expenses of approximately $221,000.

        Cash used in investing activities was $18,282,467, $1,305,801 and $1,600,821 in 2007, 2006 and 2005 respectively. Cash used for investing activities in 2007 and 2006 was primarily the result of an increase in capital expenditures related to the ongoing buildout of our new facility, as well as purchase of a short-term investment and an intangible asset related to ELEVESS. We expect the new facility capital project to cost approximately $30 million in total (including interior construction, equipment, furniture and fixtures). Through December 31, 2007, approximately $16.5 million has been spent in connection with the buildout. This new facility will serve as our corporate headquarters, research and development, and manufacturing facility for the foreseeable future. On January 31, 2008, the Company entered into an unsecured credit facility for up to $16 million to finance a portion of the cost of the facility project. See footnote 18 ("Subsequent Event") for details regarding this financing. We plan to use a combination of cash on hand and long term debt to finance the build out. Buildout and validation work at the new facility commenced in

May 2007 and is expected to continue into 2009. There can also be no assurance that we will be successful in qualifying the new facility under the FDA and European Union regulations.

        Cash provided by financing activities of $2,525,962, $1,725,405 and $556,191 for 2007, 2006 and 2005, respectively, reflects the proceeds from the exercise of stock options, including any associated tax benefits.

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

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

        On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS 157.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Contractual Obligations and Other Commercial Commitments

        We have limited commitments for purchases of inventories. We expect to incur significant capital investments related to the buildout of our new facility in Bedford, Massachusetts. Our plan is to fund the project with cash on hand and debt. On January 31, 2008, the Company entered into an unsecured Credit Agreement. Under the Credit Agreement, our lender will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. Buildout and validation work at the Bedford facility commenced in the spring of 2007 and is expected to continue into 2009. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

        Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

  •
  market acceptance of our existing and future products;

  •
  the success and sales of our products under current and future distribution agreements;

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

  •
  the cost of maintaining adequate inventory levels to meet current and future product demands; and

  •
  the contractual obligation to make principal and interest debt payments.

        We cannot assure you that we will record profits in future periods. However, we believe that based on our current strategy, our cash and investments on hand will be sufficient to meet our cash flows requirements beyond 2008. See Item 1A. "Risk Factors."

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

        The table below summarizes our non-cancelable operating leases and contractual obligations at December 31, 2007:

		Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating Leases(1)	$9,100,597	$1,173,253	$1,430,040	$1,801,721	$4,695,583
New Facility Buildout	15,906,061	15,906,061	—	—	—
Clinical Trials	2,758,948	2,758,948	—	—	—
Purchase Commitments	2,214,853	2,214,853	—	—	—

	$29,980,459	$22,053,115	$1,430,040	$1,801,721	$4,695,583

(1)
Included in this line is a new lease we entered into on January 4, 2007, pursuant to which we lease a corporate headquarters facility, consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The Lease has an initial term of ten and a half years, and commenced on May 1, 2007. We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. The lease covering the Company's existing manufacturing facility located in Woburn, Massachusetts is also included in the table above. Our administrative, research and development personnel began occupying the Bedford facility in November of 2007, and the buildout and validation for the new manufacturing space is expected to be completed by mid-2009.

        On January 31, 2008, the Company entered into an unsecured Credit Agreement (the "Agreement"), among the Company, as borrower, Anika Securities, Inc., a wholly owned subsidiary of the Company, as guarantor, and Bank of America, N.A, as administrative agent ("Bank of America"). Pursuant to the terms of the Agreement, our lender has agreed to provide the Company with an unsecured revolving credit facility pursuant to which the lender will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. On December 31, 2008, all outstanding revolving credit loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015. Interest on periodic loans and term loans will be payable at a rate based upon (at the Company's election) either Bank of America's prime rate or LIBOR plus 75 basis points. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company's operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2007, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

        Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalent, short-term investment, and credit agreement are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these arrangements. We currently do not hedge interest rate exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2008

Anika Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$35,903,569	$47,167,432
Short-term investments	3,501,974	—
Accounts receivable, net of reserves of $60,000 and $49,724 at December 31, 2007 and 2006, respectively	5,795,973	3,509,508
Inventories	4,390,118	5,395,596
Current portion deferred income taxes	1,657,007	1,312,901
Prepaid expenses and other	1,194,081	220,445

Total current assets	52,442,722	57,605,882
Property and equipment, at cost	28,101,422	13,255,240
Less: accumulated depreciation	(8,731,706)	(10,237,232)

	19,369,716	3,018,008
Long-term deposits and other	433,081	193,050
Intangible asset, net	995,098	—
Deferred income taxes	6,256,067	7,296,689

Total Assets	$79,496,684	$68,113,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,866,619	$965,180
Accrued expenses	2,760,010	1,573,835
Deferred revenue	2,806,778	2,905,099
Income taxes payable	203,954	17,253

Total current liabilities	10,637,361	5,461,367
Other long-term liabilities	398,365	64,525
Long-term deferred revenue	13,500,001	17,099,712
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 11,223,273 shares issued and outstanding at December 31, 2007, 10,772,654 shares issued and outstanding at December 31, 2006	112,233	107,727
Additional paid-in-capital	40,695,940	37,262,768
Retained earnings	14,152,784	8,117,530

Total stockholders' equity	54,960,957	45,488,025

Total Liabilities and Stockholders' Equity	$79,496,684	$68,113,629

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005
Product revenue	$26,905,100	$23,953,285	$20,533,889
Licensing, milestone and contract revenue	3,924,721	2,887,329	9,300,723

Total revenue	30,829,821	26,840,614	29,834,612
Operating expenses:
Cost of product revenue	11,880,989	11,117,861	11,144,090
Research & development	4,364,620	3,616,435	4,730,664
Selling, general & administrative	7,996,781	6,678,845	5,409,329

Total operating expenses	24,242,390	21,413,141	21,284,083

Income from operations	6,587,431	5,427,473	8,550,529
Interest income, net	2,100,663	2,100,749	1,241,113

Income before income taxes	8,688,094	7,528,222	9,791,642
Provision for income taxes	2,652,840	2,924,006	3,899,104

Net income	$6,035,254	$4,604,216	$5,892,538

Basic net income per share:
Net income	$0.55	$0.43	$0.57
Basic weighted average common shares outstanding	11,059,582	10,639,028	10,410,920
Diluted net income per share:
Net income	$0.53	$0.41	$0.52
Diluted weighted average common shares outstanding	11,453,600	11,155,249	11,428,201

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

	Common Stock
				Retained Earnings (Accumulated Deficit)
	Number of Shares	$.01 Par Value	Additional Paid-in Capital		Total Stockholders' Equity
Balance, December 31, 2004	10,257,472	$102,575	$32,638,506	$(2,379,224)	$30,361,857
Exercise of common stock options	242,921	2,429	553,762	—	556,191
Tax benefit related to stock based compensation	—	—	1,080,613	—	1,080,613
Net income	—	—	—	5,892,538	5,892,538

Balance, December 31, 2005	10,500,393	105,004	34,272,881	3,513,314	37,891,199
Issuance of common stock for employee equity awards	272,261	2,723	1,216,751	—	1,219,474
Tax benefit related to stock based compensation	—	—	505,931	—	505,931
FAS 123R stock based compensation expense	—	—	1,267,205	—	1,267,205
Net income	—	—	—	4,604,216	4,604,216

Balance, December 31, 2006	10,772,654	107,727	37,262,768	8,117,530	45,488,025
Issuance of common stock for employee equity awards	450,619	4,506	1,878,105	—	1,882,611
Tax benefit related to stock based compensation	—	—	643,351	—	643,351
FAS 123R stock based compensation expense	—	—	911,716	—	911,716
Net income	—	—	—	6,035,254	6,035,254

Balance, December 31, 2007	11,223,273	$112,233	$40,695,940	$14,152,784	$54,960,957

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,035,254	$4,604,216	$5,892,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793,716	384,055	459,906
Loss on fixed asset disposals	6,906	—	—
Amortization of premium on short-term investment	25,011	—	—
Stock-based compensation expense	911,716	1,267,205	—
Deferred income taxes	696,516	659,976	1,911,270
Provision for inventory reserve	154,931	56,380	49,452
Tax benefit from exercise of stock options	(643,351)	(505,931)	1,080,613
Changes in operating assets and liabilities:
Accounts receivable	(2,286,465)	(1,443,268)	287,440
Inventories	850,547	(2,181,298)	906,653
Prepaid expenses and other	(973,636)	805,036	313,037
Long-term deposits and other	(240,031)	(49,990)	—
Accounts payable	1,133,278	(312,602)	486,771
Accrued expenses	562,370	(145,081)	(322,099)
Deferred revenue	(3,698,032)	(1,725,235)	(4,613,654)
Income taxes payable	830,072	523,184	—
Other long-term liabilities	333,840	64,525	—

Net cash provided by operating activities	4,492,642	2,001,172	6,451,927

Cash flows from investing activities:
Purchase of short-term investment	(3,526,985)	—	—
Purchase of property and equipment, net	(13,755,482)	(1,305,801)	(1,600,821)
Purchase of intangible	(1,000,000)	—	—

Net cash used in investing activities	(18,282,467)	(1,305,801)	(1,600,821)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,882,611	1,219,474	556,191
Tax benefit from exercise of stock options	643,351	505,931	—

Net cash provided by financing activities	2,525,962	1,725,405	556,191

Increase (decrease) in cash and cash equivalents	(11,263,863)	2,420,776	5,407,297
Cash and cash equivalents at beginning of year	47,167,432	44,746,656	39,339,359

Cash and cash equivalents at end of year	$35,903,569	$47,167,432	$44,746,656

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,813,278	$1,077,506	$637,199

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Nature of Business

        Anika Therapeutics, Inc. ("Anika," the "Company," "we," "us," or "our") develops, manufactures and commercializes therapeutic products for tissue protection, healing, and repair. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT®, which is an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 13 countries. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. We also produce STAARVISC™-II, which is distributed by STAAR Surgical Company and Shellgel™ for Cytosol Ophthalmics, Inc. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S. ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation. Our initial ELEVESS™ procut is approved in the U.S., EU and Canada, and is manufactured by Anika. Products in development include next generation ELEVESS™, and osteoarthritis/joint health related products.

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

  Cash, Cash Equivalents and Short-term Investments

        Cash and cash equivalents consists of cash and highly liquid investments with original maturities of 90 days or less. The Company accounts for short-term investments in accordance with SFAS No. 115,

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

"Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. At December 31, 2007, cash equivalents and investments consisted of funds invested in U.S. Treasury Bills and a municipal bond that are carried on our books at amortized cost, which approximates fair market value.

  Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, and accounts payable. The estimated fair values of the Company's financial instruments approximate their carrying values.

  Revenue Recognition

        The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21").

  Product Revenue

        The Company recognizes revenue from the sales of products it manufactures upon confirmation of regulatory compliance and shipment to the customer as long as there is (1) persuasive evidence of an arrangement, (2) delivery has occurred and risk of loss has passed, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales or if the sales price is fixed or determinable the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices. Product revenue also includes royalties. Royalty revenue is based on our distributor's sales and recognized in the same period our distributor records their sale of the product.

  License, Milestone and Contract Revenue

        License, Milestone and Contract Revenue consists of revenue from contract initial and milestone payments received from partners. The Company's business strategy includes entering into collaborative license, development and/or supply agreements with partners for the development and commercialization of the Company's products. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on product sales. The Company evaluates each agreement and elements within each agreement in accordance with EITF 00-21. Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. In general, non-refundable upfront fees and milestone payments are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

        On June 30, 2006, the Company entered into a License and Development Agreement with Galderma Pharma S.A., a joint venture between Nestlé and L'Oréal, and a Supply Agreement with Galderma

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Pharma S.A. and Galderma S.A., an affiliate of Galderma Pharma S.A., for the exclusive worldwide development and commercialization of hyaluronic acid based ELEVESS products used in aesthetic dermatology, formerly referenced as cosmetic tissue augmentation. Galderma Pharma S.A. and Galderma S.A. are hereinafter jointly referred to as Galderma. Under the agreements, the Company was responsible for the development and manufacturing of aesthetic dermatology products, and Galderma was responsible for the commercialization, including distribution and marketing, of aesthetic dermatology products worldwide. The agreements included an upfront payment, milestones upon achievement of predefined regulatory goals, funding of certain ongoing development activities, payments for the supply of aesthetic dermatology products, royalties on sales and sales threshold achievement payments for meeting certain net sales targets. The Company accounted for the agreements in accordance with EITF 00-21.

        Under the terms of the agreements, the Company received on June 30, 2006 a non-refundable, upfront payment of $1,000,000, which the Company was amortizing over a 10 year period. During the third quarter of 2007, the Company received $3,500,000 in milestone payments under the agreements related to regulatory approvals of ELEVESS in the United States and Europe. Subsequent to the achievements of the regulatory approval milestones, the Company experienced technical and business disagreements with Galderma Pharma regarding the development and commercialization of the ELEVESS family of products. The disagreements concerned certain aspects of the formulation of the current and future products as well as some elements of the strategy for commercialization. In November 2007, the agreements were terminated and the Company reacquired the worldwide rights and control of the future development and marketing of ELEVESS. In connection with the termination, the Company paid Galderma $4,250,000 for the ELEVESS trade name and an expedited exit from the June 30, 2006 agreements. The ELEVESS trade name was valued at approximately $1,000,000. See footnotes 2 and 8 for more information on the intangible asset acquired. After consideration of EITF 01-09 "Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor's Products)," the termination of the Galderma agreements contributed approximately $1,200,000 to licensing, milestone and contract revenue for 2007.

        The Company entered into an exclusive worldwide development and commercialization agreement (the OrthoNeutrogena Agreement) in July 2004, for the Company's CTA products with the OrthoNeutrogena, a division of Ortho-McNeil Pharmaceuticals, Inc., an affiliate of Johnson & Johnson. On September 1, 2005, the Company announced that it had mutually agreed with OrthoNeutrogena to terminate its development and commercialization agreement. The Company received a payment of $3,115,000 from OrthoNeutrogena including a $2,300,000 contract termination fee. Given that there were no continuing performance obligations with respect to the development and commercialization agreement or the related termination agreement, all amounts were recognized during the third quarter of 2005, including approximately $251,000 of previously deferred revenue under the performance-based model. Total contract revenue recognized during 2005 related to the agreements with OrthoNeutrogena was $6,537,094.

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

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Inventories

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

  Long Lived Assets

        The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2007, long-lived assets consisted of machinery, equipment, leasehold improvements and an intangible asset.

        During the years ended December 31, 2007, 2006, and 2005, the Company did not record losses on impairment.

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

Machinery and equipment	3—10 years
Furniture and fixtures	3—5 years
Leasehold improvements	Shorter of expected lease term or estimated useful life

  Research and Development

        Research and development costs consists primarily of salaries and related expenses for personnel and fees paid to outside consultants and outside service providers, including costs associated with licensing, milestone and contract revenue. Research and development costs are expensed as incurred.

  Income Taxes

        The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

        Beginning January 1, 2007, the Company began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. As a result of adoption of FIN 48 there was no change to the tax reserve for unrecognized tax benefits. As such, there was no change to retained earnings as of January 1, 2007. It is the Company's policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

  Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ("SFAS 123R"), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25",) "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in these consolidated financial statements have not been restated to reflect the fair value method of expensing share-based compensation. See Note 12 for additional disclosures.

  Concentration of Credit Risk and Significant Customers

        The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company, by policy, limits the amount of credit exposure to any one financial institution, and routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. As of December 31, 2007, Bausch & Lomb, Biomeks, Boehringer Ingelheim Vetmedica, JNJ, and Staar Surgical combined, represented 93% of the Company's accounts receivable balance. As of December 31, 2006, Bausch & Lomb, Boehringer Ingelheim Vetmedica, Pharmaren, JNJ, Staar Surgical and Ferrer Grupo combined, represented 89% of the Company's accounts receivable balance.

  Reporting Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 2007, 2006, and 2005 and as a result, comprehensive income is the same as reported net income for all periods presented.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Disclosures About Segments of an Enterprise and Related Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer. Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements. All of the operations and assets of the Company have been derived from and are located in the United States.

  Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

        On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

3. Net Income per Common Share

        The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, unexercised "in-the-money" stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

        Shares used in calculating basic and diluted earnings per share for each of the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Net income	$6,035,254	$4,604,216	$5,892,538

Basic weighted average common shares outstanding	11,059,582	10,639,028	10,410,920
Dilutive potential common shares	394,018	516,221	1,017,281

Diluted weighted average common and potential common shares outstanding	11,453,600	11,155,249	11,428,201

        Options to purchase approximately 85,000, 193,075 and 85,341 shares were outstanding at December 31, 2007, 2006 and 2005, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. For the years ended December 31, 2007 and 2006, 17,225 and 23,900 shares of issued and outstanding unvested restricted stock were excluded from the basic earnings per share calculation in accordance with SFAS No. 128.

4. Short-term Investment

        In February 2007, the Company purchased a tax exempt municipal bond with a par value of $3,500,000 and an interest rate of 4.25% maturing February 1, 2008 for a cost of $3,526,985. The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The tax exempt municipal bond is classified as held-to-maturity because the Company intends, and has the ability, to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. As of December 31, 2007, the amortized cost of the municipal bond is $3,501,974.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

5. Allowance for Doubtful Accounts

        A summary of the allowance for doubtful account activity is as follows:

	December 31,
	2007	2006	2005
Balance, beginning of the year	$49,724	$22,558	$22,558
Amounts provided	10,276	27,166	—
Amounts written off	—	—	—

Balance, end of the year	$60,000	$49,724	$22,558

6. Inventories

        Inventories consist of the following:

	December 31,
	2007	2006
Raw Materials	$2,689,358	$2,935,075
Work-in-Process	1,541,968	2,132,665
Finished Goods	158,792	327,856

Total	$4,390,118	$5,395,596

7. Property & Equipment

        Property and equipment is stated at cost and consists of the following:

	December 31,
	2007	2006
Machinery and equipment	$7,939,465	$6,581,394
Furniture and fixtures	497,955	736,824
Leasehold improvements	11,552,091	3,510,875
Construction in progress	8,111,911	2,426,147

	28,101,422	13,255,240
Less accumulated depreciation	(8,731,706)	(10,237,232)

Total	$19,369,716	$3,018,008

        Depreciation expense was $788,814, $384,055 and $459,906 for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Intangible Asset

        In November 2007, in connection with the termination of the Galderma agreements, the Company purchased an intangible asset related to the ELEVESS trade name, which is amortized over its estimated useful life of seventeen years. The ELEVESS trademark is currently registered or in process of registration in over 50 countries. The Company periodically reviews its long-lived assets for impairment. The Company initiates reviews for impairment whenever events or changes in business circumstances indicate that the

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

8. Intangible Asset (Continued)

carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. Each impairment test will be based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

        Intangible asset as of December 31, 2007 consisted of:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Elevess trade name	$1,000,000	$(4,902)	$995,098

        As of December 31, 2007, amortization expense on the intangible asset for the next five years is expected to be $58,824 annually.

9. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2007	2006
Payroll and benefits	$1,339,145	$979,939
Professional fees	365,578	217,500
Facility construction costs	623,805	—
Clinical trial costs	146,921	113,860
Other	284,561	262,536

Total	$2,760,010	$1,573,835

10. Deferred Revenue

        In December 2003, the Company entered into a ten-year licensing and supply agreement (the "JNJ Agreement") with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. In mid-2005, the agreement was assigned to DePuy Mitek, Inc., a subsidiary of Johnson & Johnson. Under the JNJ Agreement, DePuy Mitek performs sales, marketing and distribution functions and licensed the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company's viscosupplementation technology. In support of the license, the JNJ Agreement provides that DePuy Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2,000,000 upon entering into the JNJ Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations. The Company evaluated the terms of the JNJ Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement, therefore, the Company has deferred non-refundable payments received of $27,000,000 which we are recognizing ratably over the expected ten year term of the JNJ Agreement. Current and long-term deferred revenue related to the JNJ Agreement were $16,200,000 and $18,900,000 at December 31, 2007 and 2006, respectively.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

        The Company's corporate headquarters is located in Bedford, Massachusetts, where the Company leases approximately 134,000 square feet of administrative and research and development space. We entered into this lease on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and a half years. The Company has an option under the lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. The Company's administrative, research and development personnel moved into the Bedford facility in November of 2007, and the buildout and validation for the manufacturing space will be completed by mid-2009. The Company's prior corporate headquarters was located in Woburn, Massachusetts and the lease for that facility ended on December 31, 2007. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for our manufacturing facility and warehouse. Rental expense in connection with the various facility leases totaled $1,319,160, $791,137 and $723,707, for the years ended December 31, 2007, 2006, and 2005, respectively.

        In addition to the office lease obligations, the Company has clinical trials and facility build out contractual commitments, and purchase commitments. Future minimum lease payments and contractual obligations at December 31, 2007 are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$9,100,597	$1,173,253	$1,430,040	$1,801,721	$4,695,583
New Facility Build Out	15,906,061	15,906,061	—	—	—
Clinical Trials	2,758,948	2,758,948	—	—	—
Purchase Commitments	2,214,853	2,214,853	—	—	—

	$29,980,459	$22,053,115	$1,430,040	$1,801,721	$4,695,583

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

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

12. Stock Option Plan

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which established accounting for equity instruments exchanged for employee services. The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company's shares. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The Company also evaluates forfeitures periodically and adjusts accordingly. The expected volatility assumption is based on the unadjusted historical volatility of the Company's common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant. The fair value of each stock option and stock appreciation rights award during 2007, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Risk-free interest rate	3.11%—4.80%	4.32%—5.03%	3.54%—4.53%
Expected volatility	56.67%—64.11%	63.92%—65.82%	68.45%—71.38%
Expected lives (years)	4	4	4
Expected dividend yield	0.00%	0.00%	0.00%

        The Company recorded $911,716 and $1,267,205 of share-based compensation expense for the years ended December 31, 2007 and 2006, respectively, for stock options, stock appreciation rights and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees. 2007 and 2006 equity awards were granted under the 2003 Stock Option and Incentive Plan approved by the Board of Directors on April 4, 2003. The Company did not recognize compensation expense for employee share-based awards for the twelve months ended December 31, 2005, when the exercise price of the Company's employee stock awards equaled the market price of the underlying stock on the date of grant.

        The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" through disclosure only. The following table illustrates the effects on net income and earnings per share for the twelve months ended

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

12. Stock Option Plan (Continued)

December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Net income
As reported	$5,892,538
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation under the fair-value-based method for all awards, net of tax	(697,191)

Proforma net income	$5,195,347

Basic net income per share
As reported	$0.57
Proforma	$0.50
Diluted net income per share
As reported	$0.52
Proforma	$0.45

        The Company had reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the "1993 Plan"). In addition, the Company also established the Directors' Stock Option Plan (the "Directors' Plan") and reserved 40,000 shares of the Company's common stock for issuance to the Board of Directors. On March 3, 2003, the 1993 Plan expired in accordance with its terms and approximately 662,000 shares reserved under the plan were released. On April 4, 2003 the Board of Directors approved the 2003 Anika Therapeutics, Inc. Stock Option and Incentive Plan (the "2003 Plan"). The Company has reserved 1,500,000 shares of common stock for grant of stock options to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003. The Company issues new shares upon share option exercise from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company's stock on the date of grant. Awards contain service conditions and generally vest over 4 years with 25% of the shares vesting on each of the four anniversary dates from the grant date. Awards have 10-year contractual terms.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

12. Stock Option Plan (Continued)

        Combined stock options and stock appreciation rights activity under the three plans is summarized as follows for the years end December 31, 2007, 2006, and 2005:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of year	1,547,412	$6.39	1,795,394	$5.80	1,707,305	$4.16
Granted	115,000	$19.22	274,550	$11.54	409,525	$10.46
Cancelled	(134,714)	$10.83	(249,604)	$9.85	(78,515)	$5.47
Expired	(3,295)	$12.06	(667)	$4.75	—	—
Exercised	(430,924)	$4.48	(272,261)	$4.48	(242,921)	$2.29

Outstanding at end of year	1,093,479	$7.93	1,547,412	$6.39	1,795,394	$5.80

Options exercisable at end of year	772,154	$5.43	1,022,262	$4.55	1,030,507	$3.90
Weighted average fair value of options granted at fair value		$9.31		$6.05		$5.76

        The restricted stock activity for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	23,900	$11.80	—	—
Granted	200	$13.09	27,200	$11.65
Cancelled	(1,100)	$11.86	(3,300)	$10.51
Vested	(5,775)	$11.78	—	—
Expired	—	—	—	—

Nonvested at end of year	17,225	$11.82	23,900	$11.80

        The aggregate intrinsic value of stock options and stock appreciation rights fully vested at December 31, 2007 and 2006 was $7,042,267 and $8,921,023, respectively. The aggregate intrinsic value of stock options and stock appreciation rights outstanding at December 31, 2007 and 2006, was $7,797,706 and $10,653,459, respectively. The total intrinsic value of options and stock appreciation rights exercised was $4,204,142, $2,130,816, and $2,880,654 for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of options and stock appreciation rights vested during the years ended December 31, 2007, 2006 and 2005 was $889,256, $1,125,195 and $716,757 respectively. Total tax benefits realized from stock option exercises were $744,978, $505,931 and $1,080,613 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company received $1,882,611, $1,219,474 and $556,191 for exercises of stock options during the years ended December 31, 2007, 2006 and 2005, respectively. There are 596,249 options available for future grant at December 31, 2007.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

12. Stock Option Plan (Continued)

        The following table summarizes significant ranges of outstanding options and stock appreciation rights under the three plans at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.90—$1.05	155,213	4.49	$1.01	155,213	4.49	$1.01
$1.06—$4.75	181,263	3.23	$1.27	181,263	3.58	$1.27
$4.76—$9.21	215,400	3.13	$7.00	177,200	2.28	$6.63
$9.22—$10.69	238,303	6.64	$9.67	180,928	1.19	$9.41
$10.70—$21.21	303,300	8.75	$14.76	77,550	8.02	$11.99

	1,093,479	5.66	$7.93	772,154	3.35	$5.43

        As of December 31, 2007, the weighted average fair value per share for options and stock appreciation rights for shares outstanding and vested were $4.53 and $3.46, respectively. As of December 31, 2007, there was approximately $2,489,279, net of forfeiture assumptions, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

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

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

13. Shareholder Rights Plan (Continued)

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

14. Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee's compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2007, 2006, and 2005, the Company made matching contributions of $241,982, $223,185 and $202,081 respectively.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

15. Revenue by Product Group, by Significant Customer and by Geographic Region

        Product revenue by product group is as follows:

	Years Ended December 31,
	2007	2006	2005
Ophthalmic Products	$10,517,156	$10,748,765	$10,521,914
ORTHOVISC	13,602,494	11,340,433	7,938,333
HYVISC	2,370,898	1,820,617	2,073,642
Others	414,552	43,470	—

	$26,905,100	$23,953,285	$20,533,889

        Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Years Ended December 31,
	2007	2006	2005
Bausch & Lomb Incorporated	35.4%	40.8%	45.6%
Depuy Mitek / Ortho Biotech	37.4%	21.8%	8.0%
Pharmaren AG / Biomeks	6.1%	16.7%	23.2%
Boehringer Ingelheim Vetmedica	8.8%	7.6%	10.1%

	87.7%	86.9%	86.9%

        Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Years Ended December 31,
	2007		2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$22,759,765	73.8%	$17,743,274	66.1%	$21,090,250	70.7%
Europe	5,462,266	17.7%	3,668,479	13.7%	3,166,728	10.6%
Turkey	1,666,696	5.4%	3,998,226	14.9%	4,763,509	16.0%
Other	941,094	3.1%	1,430,635	5.3%	814,125	2.7%

Total	$30,829,821	100.0%	$26,840,614	100.0%	$29,834,612	100.0%

        The Company recorded licensing, milestone and contract revenue of $3,924,721, $2,887,329 and $9,300,723 for the year ended December 31, 2007, 2006, and 2005, respectively. Substantially all licensing, milestone and contract revenue was derived in the United States for 2006 and 2005. In 2007, approximately $1,200,000 of milestone revenue was derived in Europe.

16. Income Taxes

        Income tax expense was $2,652,840, $2,924,006 and $3,899,104 for the years ended December 31, 2007, 2006, and 2005, respectively. Prepaid taxes of $693,661 was included in the prepaid expenses at December 31, 2007.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$1,792,556	$1,991,829	$1,787,165
State	163,768	272,201	200,915

	1,956,324	2,264,030	1,988,080

Deferred:
Federal	849,573	580,694	1,298,303
State	(153,057)	79,282	612,721

	696,516	659,976	1,911,024

Tax expense	$2,652,840	$2,924,006	$3,899,104

        The Company receives a tax deduction upon the exercise of nonqualified stock options and disqualifying dispositions by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The benefit of the related tax deduction in the amounts of $643,351, $505,931 and $1,080,613 were not recorded through the tax provision; rather, they were credited directly to additional paid in capital in 2007, 2006 and 2005, respectively.

        The Company's effective tax rate varied from the U.S. federal statutory rate due, principally, to a state investment tax credit as a result of the new facility project, a domestic manufacturing deduction, state and federal research and development credits, and the tax benefits realized from disqualifying events related to incentive stock option exercises during the period. A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Years ended December 31,
	2007	2006	2005
Computed expected tax expense	34.0%	34.0%	34.0%
State tax expense (net of federal benefit)	4.2%	3.8%	4.3%
State deferred tax assets rate change	—	—	4.5%
Permanent items, including nondeductible expenses	(1.1)%	1.8%	(0.9)%
State investment tax credit	(3.9)%	—	—
Federal and state research and development, and other credits	(2.4)%	(1.6)%	(1.4)%
Other	(0.3)%	0.8%	(0.7)%

Tax expense	30.5%	38.8%	39.8%

        The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

effect when these differences reverse. The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	Years ended December 31,
	2007	2006
Deferred tax assets:
Depreciation	$480,106	$755,442
FAS 123R expense	474,670	248,680
Accrued expenses and other	622,210	257,490
Inventory reserve	35,443	23,336
Deferred revenue	6,300,645	7,324,642

Deferred tax asset	$7,913,074	$8,609,590

        As of December 31, 2007 and 2006, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded. The Company has investment tax and research and development credits which will begin to expire in 2010 and 2023, respectively.

        In 2004, the Company achieved milestones under the JNJ Agreement and received payments totaling $27,000,000 which the Company recognized as taxable income in 2004. In accordance with the Company's revenue recognition policy, for financial statement purposes, the milestone payments totaling $27,000,000 were deferred and are being recognized ratably over the expected ten-year term of the JNJ Agreement. The Company recorded a deferred tax asset of approximately $6,300,000 representing the approximate income tax effect of the timing difference of revenue recognition for financial statement purposes and for tax purposes related to these milestone payments as of December 31, 2007.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which was immaterial as of January 1, 2007 and December 31, 2007. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $203,954 as of December 31, 2007 and $228,938 as of January 1, 2007. Our U.S. federal income tax returns for the years 2005 and 2006 remain subject to examination, and our state income tax returns for all years through 2006 remain subject to examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits at January 1, 2007	$228,938
Gross increases for tax positions of prior years	34,211
Gross increases for tax positions of current year	69,206
Settlements	(128,401)
Lapse of status of limitations	—

Unrecognized tax benefits at December 31, 2007	$203,954

        The Company has a pending Massachusetts Department of Revenue ("DoR") audit related to its 2004 and 2005 tax returns. It is expected that the outcome of the DoR audit will not be material to the Company's financial statements.

Anika Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (Unaudited)

Year 2007	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Product revenue	$7,915,967	$7,283,129	$6,331,966	$5,374,038
Total revenue	9,626,833	7,965,380	7,099,562	6,138,046
Cost of product revenue	3,225,979	3,138,307	3,023,781	2,492,922
Gross profit on product revenue	4,689,988	4,144,822	3,308,185	2,881,116
Net income	$1,673,396	$1,796,230	$1,364,851	$1,200,777
Per common share information
Basic net income per share	$0.15	$0.16	$0.12	$0.11
Basic common shares outstanding	11,177,521	11,152,686	11,018,053	10,878,448
Diluted net income per share	$0.15	$0.16	$0.12	$0.11
Diluted common shares outstanding	11,511,862	11,568,074	11,376,673	11,281,322

Year 2006	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Product revenue	$5,077,561	$5,494,407	$7,115,484	$6,265,833
Total revenue	5,888,956	6,200,657	7,798,041	6,952,960
Cost of product revenue	3,054,111	2,125,028	2,890,904	3,047,818
Gross profit on product revenue	2,023,450	3,369,379	4,224,580	3,218,015
Net income	$1,046,762	$1,324,640	$1,352,065	$880,749
Per common share information
Basic net income per share	$0.10	$0.12	$0.13	$0.08
Basic common shares outstanding	10,745,819	10,676,943	10,601,336	10,526,672
Diluted net income per share	$0.09	$0.12	$0.12	$0.08
Diluted common shares outstanding	11,196,213	11,130,225	10,955,156	11,218,360

18. Subsequent Event

        On January 31, 2008, the Company entered into an unsecured Credit Agreement (the "Agreement"), among the Company, as borrower, Anika Securities, Inc., a wholly owned subsidiary of the Company, as guarantor, and Bank of America, N.A, as administrative agent ("Bank of America"). Pursuant to the terms of the Agreement, our lender has agreed to provide the Company with an unsecured revolving credit facility pursuant to which the lender will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. On December 31, 2008, all outstanding revolving credit loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015. Interest on revolving credit loans and term loans will be payable at a rate based upon (at the Company's election) either Bank of America's prime rate or LIBOR plus 75 basis points. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company's operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b)
  Changes in internal controls over financial reporting.

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2008. and Item 5 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of Form 10-K.

(1)
Financial Statements

  (2)
  Schedules

        Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

  (3)
  Exhibits

        The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index (b) below.

(b) Exhibit No.	Description
(3) Articles of Incorporation and Bylaws:
3.1	The Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.2	Certificate of Vote of Directors Establishing a Series of Convertible Preferred Stock, incorporated herein by reference to Exhibits to the Company's Registration Statement on Form 10 (File no. 000-21326), filed with the Securities and Exchange Commission on March 5, 1993.
3.3	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.
3.4	Certificate of Vote of Directors Establishing a Series of a Class of Stock, incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
3.5	Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2002.
3.6	The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2002.
(4) Instruments Defining the Rights of Security Holders
4.1	Shareholder Rights Agreement dated as of April 6, 1998 between the Company and Firstar Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.
4.2	Amendment to Shareholder Rights Agreement dated as of November 5, 2002 between the Company and American Stock Transfer and Trust Company, as successor to Firstar Trust Company incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File no. 001-14027), filed with the Securities and Exchange Commission on November 13, 2002.
(10) Material Contracts
†10.1	1993 Stock Option Plan, as amended, incorporated herein by reference to Annex A of the Company's Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.
10.2	Lease dated March 10, 1995 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.

10.3	First Amendment to Lease dated December 11, 1997 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.4	Extension of Lease dated March 23, 1998 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.5	Second Amendment to Lease dated September 27, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.6	Lease dated July 9, 1999 between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.7	Letter Agreement dated April 15, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2000.
10.8	Non-Disclosure and Non-Competition Agreement dated May 4, 1998 between the Company and Charles H. Sherwood, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File no. 001-14027), filed with the Securities Exchange Commission on April 2, 2001.
10.9	Stipulation and Agreement of Compromise, Settlement and Release dated May 25, 2001 in connection with In Re Anika Therapeutics, Inc. Securities Litigation, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2001.
10.10	Amendment to Lease #3 dated November 1, 2001 by and between the Company and Cummings Properties, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2001.
†10.11	Amended and Restated Change in Control, Bonus and Severance Agreement dated July 8, 2002 by and between the Company and Charles H. Sherwood incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 001-14027), filed with the Securities and Exchange Commission on August 14, 2002.
10.12	Lease Extension dated October 8, 2003 by and between the Company and Cummings Properties, LLC, incorporated herein by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File no. 001-14027), filed with the Securities and Exchange Commission on November 14, 2003.
**10.13	License Agreement dated as of December 20, 2003 by and between the Company and Ortho Biotech Products, L.P., incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File no. 001-14027), filed with the Securities and Exchange Commission on March 30, 2004.
**10.14	Supply Agreement dated as of December 15, 2004 by and between the Company and Bausch & Lomb, Incorporated, incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2005.

†10.15	Letter Agreement dated June 28, 2005, as amended, by and between the Company and Kevin W. Quinlan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on July 12, 2005.
†10.16	Change in Control, Bonus and Severance Agreement, dated as of July 11, 2005, by and between the Company and Kevin W. Quinlan, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on July 12, 2005.
†10.17	2003 Stock Option and Incentive Plan, as amended, incorporated herein by reference to Exhibit A of the Company's Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 30, 2003.
†10.18	First Amendment to the Company's 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-8 (File no. 333-110326), filed with the Securities and Exchange Commission on November 7, 2003.
†10.19	Form of Incentive Stock Option Agreement under the Company's 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on October 5, 2004.
†10.20	Form of Non-Qualified Stock Option Agreement under the Company's 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on October 5, 2004.
†10.21	Form of Stock Appreciation Right Agreement for Employees under the Company's 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File no. 001-14027), filed with the Securities and Exchange Commission on May 9, 2006.
†10.22	Form of Stock Appreciation Right Agreement for Non-Employee Directors under the Company's 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File no. 001-14027), filed with the Securities and Exchange Commission on May 9, 2006.
10.23	Lease dated January 3, 2007, between the Company and Farley White Wiggins, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on January 10, 2007.
10.24	Credit Agreement among Anika Therapeutics, Inc., Anika Securities, Inc., the lenders party thereto and Bank of America, N.A., dated as of January 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on February 6, 2007.
†10.25	Anika Therapeutic, Inc. Senior Executive Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on February 6, 2007.
†10.26	Form of Performance Share Award Agreement under Anika Therapeutic, Inc.'s 2003 Stock Option and Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on February 6, 2007.
*†10.27	Form of Restricted Stock Agreement for Employees under the Company's 2003 Stock Option and Incentive Plan.
*†10.28	Anika Therapeutics, Inc. Non-Employee Director Compensation Policy

(11) Statement Regarding the Computation of Per Share Earnings
11.1	See Note 3 to the Financial Statements included herewith.
(21) Subsidiaries of the Registrant
*21.1	List of Subsidiaries of the Registrant.
(23) Consent of Experts
*23.1	Consent of PricewaterhouseCoopers LLP.
(31) Consents
*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Kevin W. Quinlan pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
***32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99) Additional Exhibits
None

*
Filed herewith

**
Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission. The omitted portions have been filed separately with the Commission.

***
Furnished herewith.

†
Denotes compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ANIKA THERAPEUTICS, INC.
Date: March 12, 2008	By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008
/s/ KEVIN W. QUINLAN Kevin W. Quinlan	Chief Financial Officer (Principal Accounting Officer)	March 12, 2008
/s/ JOSEPH L. BOWER
Joseph L. Bower	Director	March 12, 2008
/s/ EUGENE A. DAVIDSON, PH.D.
Eugene A. Davidson, Ph.D.	Director	March 12, 2008
/s/ RAYMOND J. LAND
Raymond J. Land	Director	March 12, 2008
/s/ JOHN C. MORAN
John C. Moran	Director	March 12, 2008
/s/ STEVEN E. WHEELER
Steven E. Wheeler	Director	March 12, 2008