Form 10-Q
period 2008-03-31
ANIKA THERAPEUTICS INC
filed 2008-05-07
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Registrant’s Telephone Number, Including Area Code: (781) 457-9000

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At April 30, 2008 there were 11,327,923 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,953,354	$35,903,569
Short-term investments	—	3,501,974
Accounts receivable, net of reserves of $60,000 at March 31, 2008 and December 31, 2007, respectively.	3,290,202	5,795,973
Inventories	5,368,833	4,390,118
Current portion deferred income taxes	1,657,007	1,657,007
Prepaid expenses and other	961,836	1,194,081
Total current assets	50,231,232	52,442,722
Property and equipment, at cost	33,475,298	28,101,422
Less: accumulated depreciation	(9,082,143)	(8,731,706)
	24,393,155	19,369,716
Long-term deposits and other	598,052	433,081
Intangible asset, net	980,392	995,098
Deferred income taxes	6,362,069	6,256,067
Total Assets	$82,564,900	$79,496,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,564,308	$4,866,619
Accrued expenses	4,087,069	2,760,010
Deferred revenue	2,800,528	2,806,778
Income taxes payable	288,761	203,954
Current portion of long-term debt	100,000	—
Total current liabilities	8,840,666	10,637,361
Other long-term liabilities	521,148	398,365
Long-term deferred revenue	12,825,000	13,500,001
Long-term debt	3,900,000	—
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 11,327,923 shares issued and outstanding at March 31, 2008, 11,223,273 shares issued and outstanding at December 31, 2007	113,279	112,233
Additional paid-in-capital	41,594,465	40,695,940
Retained earnings	14,770,342	14,152,784
Total stockholders’ equity	56,478,086	54,960,957
Total Liabilities and Stockholders’ Equity	$82,564,900	$79,496,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2008	2007
Product revenue	$7,867,529	$5,374,038
Licensing, milestone and contract revenue	681,250	764,008
Total revenue	8,548,779	6,138,046

Operating expenses:
Cost of product revenue	3,216,070	2,492,922
Research & development	1,508,340	847,341
Selling, general & administrative	3,068,616	1,575,050
Total operating expenses	7,793,026	4,915,313
Income from operations	755,753	1,222,733
Interest income, net	189,406	566,777
Income before income taxes	945,159	1,789,510
Provision for income taxes	327,601	588,733
Net income	$617,558	$1,200,777
Basic net income per share:
Net income	$0.06	$0.11
Basic weighted average common shares outstanding	11,225,282	10,878,448
Diluted net income per share:
Net income	$0.05	$0.11
Diluted weighted average common shares outstanding	11,612,720	11,218,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$617,558	$1,200,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,143	161,658
Amortization of premium on short-term investment	1,974	—
Stock-based compensation expense	323,289	277,321
Deferred income taxes	(106,002)	(140,331)
Provision for inventory reserve	—	63,362
Tax benefit from exercise of stock options	(99,471)	(32,459)
Changes in operating assets and liabilities:
Accounts receivable	2,505,771	502,089
Inventories	(978,715)	(651,399)
Prepaid expenses and other	243,995	(248,606)
Long-term deposits and other	(164,971)	(206,250)
Accounts payable	(3,302,311)	126,195
Accrued expenses	(491,555)	(458,627)
Deferred revenue	(681,251)	(705,130)
Income taxes payable	84,807	161,152
Other long-term liabilities	122,783	159,414
Net cash provided by (used in) operating activities	(1,558,956)	209,166

Cash flows from investing activities:
Procceeds from maturity of short-term investment	3,500,000	—
Purchase of short-term investment	—	(3,522,770)
Purchase of property and equipment, net	(3,555,262)	(659,018)
Net cash used in investing activities	(55,262)	(4,181,788)

Cash flows from financing activities:
Proceeds from long-term debt	4,000,000	—
Debt issuance costs	87,721	—
Proceeds from exercise of stock options	476,811	553,609
Tax benefit from exercise of stock options	99,471	32,459
Net cash provided by financing activities	4,664,003	586,068

Increase (decrease) in cash and cash equivalents	3,049,785	(3,386,554)
Cash and cash equivalents at beginning of year	35,903,569	47,167,432
Cash and cash equivalents at end of year	$38,953,354	$43,780,878

Supplemental disclosure of cash flow information:

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis, and INCERT® , which is an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc. (“Depuy Mitek”), a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 13 countries. ORTHOVISC® Mini, a treatment for osteoarthritis targeting small joints, is available in Europe. Monovisc™, a single-injection osteoarthritis product based on our proprietary cross-linking technology, will be available in Europe by mid year 2008. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.  HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S. ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation. Our initial ELEVESS™ product is approved in the U.S., EU and Canada, and is manufactured by Anika. Products in development include next generation joint health related products and ELEVESS™ line extensions.

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with the U.S. Food and Drug Administration (“FDA”) regulations and approval requirements as well as the ability to grow the Company’s business.

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any future periods.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less.  The Company accounts for short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.  At March 31, 2008 and December 31, 2007, cash equivalents consisted of funds invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations.  At December 31, 2007, the Company also had a short-term municipal bond that was carried on our books at amortized cost, which approximates fair market value.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

License, Milestone and Contract Revenue

License, Milestone and Contract Revenue consists of revenue recognized on initial and milestone payments as well as other contractual amounts received from partners. The Company’s business strategy includes entering into collaborative license, development and/or supply agreements with partners for the development and commercialization of the Company’s products. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on product sales. The Company evaluates each agreement and elements within each agreement in accordance with EITF 00-21. Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. In general, non-refundable upfront fees and milestone payments are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

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

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2.

SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.  The fair value, Level 1, of our cash equivalents was $34,906,155 at March 31, 2008.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.  The Company assesses probability on a quarterly basis.  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” See Note 5 for additional disclosures.

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

Product revenue by product group is as follows:

	Three Months Ended March 31,

	2008	2007
Ophthalmic Products	$3,018,671	$2,285,121
ORTHOVISC®	4,122,180	2,643,297
HYVISC®	700,623	428,925
Other	26,055	16,695
Total Product Revenue	$7,867,529	$5,374,038

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue Three Months Ended March 31,

	2008	2007
Depuy Mitek	41.8%	40.9%
Bausch & Lomb Incorporated	35.3%	37.7%
Boehringer Ingelheim Vetmedica	8.9%	8.0%
Total Product Revenue	86.0%	86.6%

As of March 31, 2008, three customers represented 91% of the Company’s accounts receivable balance and as of December 31, 2007, five customers represented 93% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenues are as follows:

	Three Months Ended March 31,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$6,154,111	78.2%	$4,217,681	78.5%
Europe	1,322,293	16.8%	909,565	16.9%
Other	391,125	5.0%	246,792	4.6%
Total	$7,867,529	100.0%	$5,374,038	100.0%

Income Taxes

Beginning January 1, 2007, the Company began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. As a result of the adoption of FIN 48 there was no change to the tax reserve for unrecognized tax benefits. As such, there was no change to retained earnings as of January 1, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of March 31, 2008, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will not have an impact on the Company’s financial position, results of operations or liquidity as the Company does not have or expect to have derivative instruments or to engage in hedging activities.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, (SFAS No. 161), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 has no impact on the Company’s financial statements.

4.     Short-term Investment

In February 2007, the Company purchased a tax exempt municipal bond for a cost of $3,526,985 with a par value of $3,500,000 and an interest rate of 4.25%.  This investment matured on February 1, 2008.  The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities”. The tax exempt municipal bond was classified as held-to-maturity in 2007 because the Company intended, and held the security to maturity. Held-to-maturity securities are stated at amortized cost.

5.     Stock-Based Compensation

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the first three months of 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	2.39 - 2.82%	4.80%
Expected volatility	58.15 - 63.37%	64.11%
Expected lives (years)	3 - 4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $323,289 and $277,321 of share-based compensation expense during the first quarter of 2008 and 2007, respectively, for stock options, stock appreciation rights and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees.

Stock Option Plans

The Company had reserved 3,485,000 shares of common stock for the grant of stock options to employees, directors, consultants and advisors under the Anika Therapeutics, Inc. 1993 Stock Option Plan, as amended (the “1993 Plan”). In addition, the Company also established the Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 40,000 shares of the Company’s common stock for issuance to the Board of Directors. On March 3, 2003, the 1993 Plan expired in accordance with its terms and approximately 662,000 shares reserved under the 1993 plan were released. On April 4, 2003 the Board of Directors approved the 2003 Anika Therapeutics, Inc. Stock Option and Incentive Plan (the “2003 Plan”). The Company has reserved 1,500,000 shares of common stock for grant to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003. The Company issues new shares upon share option exercise from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company’s stock-based awards contain service or performance conditions.  Awards generally vest over 3 to 4 years with an equal percent of the shares vesting on each of the four anniversary dates from the grant date. Awards have 10-year contractual terms.

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

Shares used in calculating basic and diluted earnings per share for the three months ended March 31, are as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average number of shares of common stock outstanding	11,225,282	10,878,448
Common stock equivalents	387,438	402,874
Shares used in calculating diluted earnings per share	11,612,720	11,281,322

Options to purchase 314,850 and 29,600 shares were outstanding at March 31, 2008 and 2007, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

7.              Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$3,697,510	$2,689,358
Work-in-process	1,556,648	1,541,968
Finished goods	114,675	158,792
Total	$5,368,833	$4,390,118

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

9.    Long-term Debt

On January 31, 2008, the Company entered into an unsecured Credit Agreement (the “Agreement”) with Bank of America. Bank of America has agreed to provide the Company with an unsecured revolving credit facility through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. On December 31, 2008, all outstanding revolving credit loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015. Interest on revolving credit loans and term loans will be payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 75 basis points. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company’s operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default. During the first quarter of 2008, the Company borrowed $4,000,000 under the Agreement, at an interest rate of 3.725%.  The Company incurred interest expense of $20,281 during the first quarter of 2008 related to the outstanding debt.  The Company recorded approximately $171,000 as deferred issuance costs, which will be amortized over the life of the long-term debt.

10.       Income Taxes

Income tax expense was $327,601 and $588,733 for the three months ended March 31, 2008 and 2007, respectively.  The effective tax rates were 34.7% and 32.9% for the three months ended March 31, 2008 and 2007, respectively.  The increase in effective tax rate was primarily due to a pending re-enactment of the Federal research credit and a decrease in  state investment tax credit as a result of timing of the Company’s facility project.

The Company has a pending Massachusetts Department of Revenue (“DoR”) audit related to its 2004 and 2005 tax returns. It is expected that the outcome of the DoR audit will not be material to the Company’s financial statements.  Our U.S. federal income tax returns for the years 2005 and 2006 remain subject to examination, and our state income tax returns for all years through 2006 remain subject to examination.

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

•

our and Bausch & Lomb’s performance under the existing supply agreement for certain of our ophthalmic viscoelastic products, our ability to remain the exclusive global supplier for AMVISC® and AMVISC® Plus to Bausch & Lomb, and our expectations regarding revenue from ophthalmic products;

•	our expectations regarding regular order flow for ORTHOVISC®; and international sales trend of ORTHOVISC®;

•	our intention to increase market share for ORTHOVISC® in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•	our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

•	our expectations regarding sales to DePuy Mitek and the positive effects on domestic ORTHOVISC® sales related to DePuy Mitek’s expansion of its product specialist team;

•	our expectations regarding HYVISC® sales;

•	our ability to license ELEVESSTM to a new distribution partner on terms favorable to the Company, if at all, or our ability to market ELEVESSTM on our own;

•	our expectations regarding the commercial launch of the ELEVESSTM product;

•	our expectations regarding the development and commercialization of INCERT®, and the market potential for INCERT®;

•	our expectations regarding the launch of Monovisc® in Europe;

•	our expectations regarding product gross margin;

•	our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

•	the rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

•	our expectation for increases in capital expenditures and decline in interest income;

•	our ability and timing with respect to filling vacancies in management positions;

•	possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•

our expectations regarding our existing manufacturing facility and the new Bedford, MA facility, our expectations related to costs, including financing costs, to build-out and occupy the new facility, the timing of construction, and our ability to obtain FDA licensure for the facility; and

•	our abilities to comply with debt covenants.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled Item 1A”Risk Factors” in the Company’s Annual Report on Form 10-K. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward- looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” section  of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) was incorporated in 1992 as a Massachusetts company. Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product. HYVISC®, an HA product used in the treatment of equine osteoarthritis, and INCERT®, an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc. (“DePuy Mitek”), a subsidiary of Johnson & Johnson (collectively, “JNJ”), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 13 countries. ORTHOVISC® Mini, a treatment for osteoarthritis targeting small joints is available in Europe. Monovisc™, a single-injection osteoarthritis product based on our proprietary cross-linking technology, will be available in Europe by mid year 2008. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S. ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation. Our initial ELEVESS™ product is approved in the U.S., EU and Canada, and is manufactured by Anika. Products in development include next generation joint health related products and ELEVESS™ line extensions.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 10.3% of product revenue for the quarter ended March 31, 2008. International sales of ORTHOVISC increased 82.4% compared to the first quarter of 2007. The increase was primarily due to increased sales in Germany, Greece and Austria. During the first quarter of 2008, we continued discussions with potential distributors in Eastern Europe and other parts of the world. In addition, we have product registrations in process for ORTHOVISC in China, India, Saudi Arabia, and Taiwan. Our partners will be seeking regulatory clearance for ORTHOVISC in these markets, some of which, including China, will require clinical trials. We continue to seek new distribution partnerships around the world. For the year, we expect international sales to significantly increase from 2007. ORTHOVISC® Mini, a treatment for osteoarthritis targeting small joints is currently available in Europe, and Monovisc, a single-injection osteoarthritis product based on our proprietary cross-linking technology is expected to be available in Europe by mid year 2008.

ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is currently marketed by JNJ, under the terms of a ten-year licensing, distribution, supply and marketing agreement (the “JNJ Agreement”) with Depuy Mitek, a Johnson & Johnson company. Revenue from ORTHOVISC in the U.S. contributed 41.8% of our product revenue for the quarter ended March 31, 2008 and increased 49.6% from the first quarter of 2007. The growth in U.S. sales was due to DePuy Mitek’s addition of sales specialists and direct-to-customer advertising. These improvements have led to an increase in underlying sales to end-users which, combined with an increase in unit sales to DePuy Mitek for the first quarter of 2008 compared to 2007, were the primary reason for the increase in U.S. sales. We expect ORTHOVISC sales in the U.S. to increase in 2008 compared to 2007.

Sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 8.9% of our product revenue for the quarter ended March 31, 2008. We continue to look at opportunities to expand geographic territories.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the quarter ended March 31, 2008, sales of ophthalmic products contributed 38.4% of our product revenue and increased by 32.1% compared to the first quarter of 2007. Sales to Bausch & Lomb accounted for 92.1% of ophthalmic sales for the first quarter of 2008 and contributed 35.3% of product revenue for the period. The increase was primarily due to order timing and inventory building by our partners. For 2008, we only expect a slight increase in ophthalmic revenue compared to 2007.

Aesthetic Dermatology Business

ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA. We received European and United States FDA approvals for our initial commercial product in April and July of 2007, respectively. In 2007, we recorded sales of ELEVESS samples to Galderma under our former License and Development Agreement and Supply Agreements. In November 2007, the partnership agreements with our former partner, Galderma, were terminated and we reacquired the worldwide rights and control of the future development and marketing of ELEVESS. We are in various stages in our discussions with potential partners. In the meantime, we have been introducing ELEVESS to doctors and have received positive feedback from physicians and patients about ELEVESS. With a technologically enhanced product that is approved in the U.S., European Union and Canada, we expect to launch the product as soon as possible with a new partner, or initially on our own.

Anti-adhesion Business

INCERT® is designed as a family of HA based product, with chemically modified, cross-linked HA, for prevention of post-surgical adhesions. CE marking approval for commercial marketing and sale was received in the third quarter of 2004. We commenced INCERT sales during the second quarter of 2006. INCERT is currently marketed in three countries in Europe and the Middle East. We continue to assess the market potential for the product. There are currently no plans at this time to distribute INCERT in the U.S.

Research and Development

Products in development include line extensions for ELEVESS, as well as next generation osteoarthritis/joint health related products. Our next generation osteoarthritis products include a single-injection treatment product that uses a non-animal source HA, and is our first osteoarthritis product based on our proprietary crosslinked HA- technology. This product has been branded as Monovisc™. We received CE Mark approval for the Monovisc product in October 2007. We expect to launch Monovisc in Europe by mid-2008, following a limited clinical study. In the U.S., we filed an investigational device exemption, or an IDE application, with the FDA, and commenced patient enrollment for our U.S. clinical trial in early January of 2008.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The Company also evaluates forfeitures periodically and adjusts accordingly. The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods. The Company assesses probability on a quarterly basis.

Income Taxes

Beginning January 1, 2007, the Company began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. As a result of the adoption of FIN 48 there was no change to the tax reserve for unrecognized tax benefits. As such, there was no change to retained earnings as of January 1, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of March 31, 2008, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Results of Operations

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007.

Product revenue.

 Product revenue for the quarter ended March 31, 2008 was $7,867,529, an increase of $2,493,491 or 46.4%, compared to $5,374,038 for the quarter ended March 31, 2007.

	Quarter Ended March 31,		Increase
	2008	2007	$	%
ORTHOVISC®	$4,122,180	$2,643,297	$1,478,883	55.9%
Ophthalmic Products	3,018,671	2,285,121	733,550	32.1%
HYVISC®	700,623	428,925	271,698	63.3%
Other	26,055	16,695	9,360	56.1%
	$7,867,529	$5,374,038	$2,493,491	46.4%

Our sales of ORTHOVISC increased $1,478,883, or 55.9%, in the first quarter of 2008 as compared with the same period last year. The increase in ORTHOVISC sales for the first quarter of 2008 was due to an increase in both international and domestic sales. Our U.S. ORTHOVISC revenue in the first quarter of 2008 totaled $3,286,872, compared to $2,197,005, in the same period last year. DePuy Mitek’s underlying sales to end-users increased 51.9% in the first quarter of 2008 compared to the same period in 2007, which was the primary reason for the increase. International sales of ORTHOVISC increased to $814,108 or 82.4% from $446,292, in the first quarter of 2008 compared to the same period last year. The increase in international sales was due to increased product shipments to Germany, Greece and Austria. We expect ORTHOVISC sales to increase in 2008 compared to 2007, both in the U.S. and internationally.

Our sales of Ophthalmic products increased $733,550, or 32.1%, in the first quarter of 2008 as compared with the same period last year. The increase in Ophthalmic product sales for the quarter ended March 31, 2008 was primarily related to Bausch & Lomb’s ordering patterns.

HYVISC sales increased 63.3% for the quarter ended March 31, 2008 compared to the same period last year. The increase in sales during the quarter was due to timing differences in customer order patterns. HYVISC sales contributed 8.9% for the quarter ended March 31, 2008. We expect sales of HYVISC to increase in 2008 from 2007 based on current customer orders, but at a lower pace than in the first quarter of  2008.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the quarter ended March 31, 2008 was $681,250 compared to $764,008 for the same period last year. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 up-front and milestone payments related to the JNJ agreement. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter. For the first quarter of 2007, licensing and milestone revenue also included ratable recognition of an upfront payment for the former ELEVESS agreements with Galderma, and reimbursements from Galderma for the extended European marketing trial of ELEVESS.

Product gross profit. Product gross profit for the quarter ended March 31, 2008 was $4,651,459, or 59.1% of product revenue, a increase of $1,770,343, or 61.4%, from gross profit of $2,881,116 representing 53.6% of product revenue, for the quarter ended March 31, 2007. The increase in product gross profit dollars is primarily due to higher product sales for the first quarter of 2008. The increase in product gross margin percentage is primarily due to higher unit volume and a more favorable product mix compared to the same quarter in 2007.

Research & development. Research and development expenses for the quarter ended March 31, 2008 was $1,508,340, an increase of $660,999, or 78.0%, compared to $847,341 for the quarter ended March 31, 2007. Research and development expenses include those costs associated with our development of ELEVESS line extensions and next generation osteoarthritis products, the costs of clinical trials and studies, manufacturing process improvements, and the preparation and processing of applications for regulatory approvals of current and developmental stage products. The increase in research and development expenses during the first quarter of 2008 was primarily attributable to an increase in clinical trial expenses related to ORTHOVISC Mini and Monovisc products, engineering related expenses for the scale up of Monovisc for commercial sales and additional headcount compared to 2007. We expect research and development expenses will increase in the future related to next generation ORTHOVISC products, ELEVESS line extensions, and other research and development programs in the pipeline.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended March 31, 2008 was $3,068,616, an increase of $1,493,566, or 94.8%, compared to $1,575,050 for the same period last year. The increase in selling, general and administrative expenses was due primarily to three factors: (i) facility costs related to the Company’s new headquarters in Bedford, Massachusetts. The lease of this new facility commenced in May 2007 and its operating costs contributed approximately $530,000 to general and administrative expenses in the first quarter of 2008; (ii) increase in headcount and marketing expenses in connection with our joint health and aesthetic franchises; and (iii) increase in professional service costs related to corporate governance, trademark matters, and shareholders rights plan. We expect that general and administrative expenses will increase due to additional staffing, legal costs related to potential new partnership agreement for our ELEVESS product, and increased marketing efforts.

Interest income, net. Net interest income for the three months ended March 31, 2008 was $189,406, a decrease of $377,371, or 66.6%, compared to $566,777 for the same period last year. The decrease was primarily attributable to decreasing interest rates, movement to conservative U.S. treasury securities in mid-2007, and lower available cash and invested balances. Included in net interest income was interest expense of $20,281 related to our $4,000,000 outstanding line of credit. Net interest income for the second half of 2008 is expected to decline as a result of lower expected available cash and cash equivalents due to capital investments and an increase in interest expense.

Income taxes. Provision for income taxes was $327,601 and $588,733 related to income for the first quarter ended March 31, 2008 and 2007, respectively. The effective tax rates for the provision in the first quarter of 2008 and 2007 were 34.7% and 32.9%, respectively. The increase in effective tax rate was primarily due to our exclusion of any federal R&D tax credit pending re-enactment of the federal research credit, and a decrease in state investment tax credit as a result of the timing of the Company’s facility project.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands. Historically, we have funded our cash requirements from available cash and investments on hand. At March 31, 2008, cash and cash equivalents totaled $38,953,354 compared to $39,405,543 at December 31, 2007.

Cash used in operating activities was $1,558,956 for the three months ended March 31, 2008 compared with cash provided by operating activities of $209,166 for the three months ended March 31, 2007.  This change was primarily due to timing of payments to vendors, partially offset by improved collections on accounts receivable.

Cash used in investing activities was $55,262 for the three months ended March 31, 2008, compared to $4,181,788 for the three months ended March 31, 2007. Cash used in investing activities was due to approximately $3.6 million in capital expenditures related to our new facility. This was partially offset by the maturity of a short-term tax exempt municipal bond of $3,500,000, which was purchased in February of 2007. We expect our capital expenditures in 2008 to increase primarily related to the build out of our new facility. We expect the new facility capital project to cost approximately $30 million (including interior construction, equipment, furniture and fixtures). Approximately $20 million has been spent since the inception of the project through March 31, 2008. The remaining costs are expected to be spent during the remainder of 2008 and early 2009. Our new facility is our corporate headquarters, research and development, and manufacturing facility for the foreseeable future. On January 31, 2008, the Company entered into an unsecured credit facility for up to $16 million to finance a portion of the cost of the facility project. We plan to use a combination of cash on hand and debt to finance the build-out. Construction commenced in May 2007 and validation of the facility is expected to occur starting late 2008 into

2009. We expect to occupy our existing manufacturing facility through the end of 2009. There can also be no assurance that we will be successful in re-qualifying the new facility under the FDA and European Union regulations.

Cash provided by financing activities was $4,664,003 and $586,068 for the three months ended March 31, 2008 and 2007, respectively. Included in cash provided by financing activities for the three months ended March 31, 2008 was a $4,000,000 draw down under our Credit Agreement with Bank of America. Cash provided by financing activities for both 2008 and 2007 included proceeds from exercises of stock options and any associated tax benefits.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is not expected to have an impact on the Company’s financial position, results of operations or liquidity as the Company does not have or expect to have derivative instruments or to engage in hedging activities.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, (SFAS No. 161), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 has no impact on the Company’s financial statements.

Contractual Obligations and Other Commercial Commitments

 We expect to incur significant capital investments related to the buildout of our new facility in Bedford, Massachusetts. Our plan is to fund the project with cash on hand and debt. On January 31, 2008, the Company entered into an unsecured Credit Agreement with Bank of America. Under the Credit Agreement, Bank of America will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. We borrowed $4,000,000 under this Credit Agreement on February 11, 2008 at an interest rate of 3.725%. On December 31, 2008, all outstanding revolving credit loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015. Construction of this new facility commenced in May 2007 and validation is expected to occur starting late 2008 into 2009. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalents and our credit agreement are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and our ability to convert the existing debt to a fixed rate term loan.

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

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.                 Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.3

Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly reportQuarterly Report on Form 10-QSB for the period ended November 30, 1996, (File no. 000-21326), filed with the Securities and Exchange Commission on January 14, 1997.

3.4	Certificate of Vote of Directors Establishing a Series of a Class of Stock, incorporated herein by reference to

Exhibit 3.1 of the Company’s Registration Statement on Form 8-ABA12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 1998.

3.5

Amendment to the Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.3 of the Company’s quarterly reportQuarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 (File no. 000-21326001-14027), filed with the Securities and Exchange Commission on August 14, 2002.

3.6

The Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.6 to the Company’s quarterly reportQuarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File no. 000-21326001-14027), filed with the Securities and Exchange Commission on August 14, 2002.

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

(4) Instruments Defining the Rights of Security Holders

4.1

Shareholder Rights Agreement dated as of April 4, 2008 between the Company and American Stock Transfer and Trust Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (File no. 001-14027), filed with the Securities and Exchange Commission on April 7, 2008.

(10)	Material Contracts

10.1

Credit Agreement, among Anika Therapeutics, Inc., Anika Securities, Inc., the lenders party thereto and Bank of America, N.A., dated as of January 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14027) filed with the Securities and Exchange Commission on February 6, 2008.

† 10.2

Anika Therapeutic, Inc.’s Senior Executive Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14027) filed with the Securities and Exchange Commission on February 6, 2008.

† 10.3

Form of Performance Share Award Agreement under Anika Therapeutic, Inc.’s 2003 Stock Option and Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14027) filed with the Securities and Exchange Commission on February 6, 2008.

† 10.4

Form of Restricted Stock Agreement for Employees under the Company’s 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-14027) filed with the Securities and Exchange Commission on March 12, 2008.

† 10.5

Anika Therapeutics, Inc. Non-Employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-14027) filed with the Securities and Exchange Commission on March 12, 2008.

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

ANIKA THERAPEUTICS, INC.

May 7, 2008	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Principal Financial Officer)