Form 10-Q
period 2008-06-30
ANIKA THERAPEUTICS INC
filed 2008-08-08
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 1, 2008, there were 11,367,723 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,297,479	$35,903,569
Short-term investments	—	3,501,974
Accounts receivable, net of reserves of $60,000	5,932,086	5,795,973
Inventories	4,782,480	4,390,118
Current portion deferred income taxes	1,657,007	1,657,007
Prepaid expenses and other	513,283	1,194,081
Total current assets	50,182,335	52,442,722
Property and equipment, at cost	39,526,388	28,101,422
Less: accumulated depreciation	(9,442,234)	(8,731,706)
	30,084,154	19,369,716
Long-term deposits and other	591,927	433,081
Intangible asset, net	965,686	995,098
Deferred income taxes	6,492,348	6,256,067
Total Assets	$88,316,450	$79,496,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,146,677	$4,866,619
Accrued expenses	3,436,066	2,760,010
Deferred revenue	2,819,274	2,806,778
Current portion of long-term debt	400,000	—
Income taxes payable	291,537	203,954
Total current liabilities	10,093,554	10,637,361
Other long-term liabilities	670,285	398,365
Long-term deferred revenue	12,150,001	13,500,001
Long-term debt	7,600,000	—
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 11,367,723 shares issued and outstanding at June 30, 2008, 11,223,273 shares issued and outstanding at December 31, 2007	113,677	112,233
Additional paid-in-capital	42,105,662	40,695,940
Retained earnings	15,583,271	14,152,784
Total stockholders’ equity	57,802,610	54,960,957
Total Liabilities and Stockholders’ Equity	$88,316,450	$79,496,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenue	$8,378,936	$6,331,966	$16,246,465	$11,706,004
Licensing, milestone and contract revenue	681,253	767,596	1,362,503	1,531,604
Total revenue	9,060,189	7,099,562	17,608,968	13,237,608

Operating expenses:
Cost of product revenue	3,644,530	3,023,781	6,860,600	5,516,703
Research & development	1,644,619	996,051	3,152,959	1,843,392
Selling, general & administrative	2,880,156	1,716,099	5,948,772	3,291,149
Total operating expenses	8,169,305	5,735,931	15,962,331	10,651,244
Income from operations	890,884	1,363,631	1,646,637	2,586,364
Interest income, net	157,875	575,831	347,281	1,142,608
Income before income taxes	1,048,759	1,939,462	1,993,918	3,728,972
Provision for income taxes	235,830	574,611	563,431	1,163,344
Net income	$812,929	$1,364,851	$1,430,487	$2,565,628
Basic net income per share:
Net income	$0.07	$0.12	$0.13	$0.23
Basic weighted average common shares outstanding	11,327,457	11,018,053	11,276,871	10,949,629
Diluted net income per share:
Net income	$0.07	$0.12	$0.12	$0.23
Diluted weighted average common shares outstanding	11,516,177	11,376,673	11,502,720	11,342,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended

(unaudited)

	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$1,430,487	$2,565,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	739,940	336,651
Amortization of premium on short-term investment	1,974	11,036
Stock-based compensation expense	704,434	486,879
Deferred income taxes	(236,281)	(187,770)
Provision for inventory reserve	22,434	63,362
Tax benefit from exercise of stock options	(229,920)	(331,198)
Changes in operating assets and liabilities:
Accounts receivable	(136,113)	(3,241,756)
Inventories	(414,796)	(205,457)
Prepaid expenses and other	680,798	(207,220)
Long-term deposits and other	(71,125)	(206,250)
Accounts payable	(847,300)	1,650,951
Accrued expenses	53,168	(77,145)
Deferred revenue	(1,337,504)	630,619
Income taxes payable	317,503	578,202
Other long-term liabilities	203,920	240,670
Net cash provided by operating activities	881,619	2,107,202

Cash flows from investing activities:
Procceeds from maturity of short-term investment	3,500,000	—
Purchase of short-term investment	—	(3,526,985)
Purchase of property and equipment, net	(11,606,719)	(2,799,467)
Net cash used in investing activities	(8,106,719)	(6,326,452)

Cash flows from financing activities:
Proceeds from long-term debt	8,000,000	—
Debt issuance costs	(87,721)	—
Proceeds from exercise of stock options	476,811	1,471,847
Tax benefit from exercise of stock options	229,920	331,198
Net cash provided by financing activities	8,619,010	1,803,045

Increase (decrease) in cash and cash equivalents	1,393,910	(2,416,205)
Cash and cash equivalents at beginning of year	35,903,569	47,167,432
Cash and cash equivalents at end of year	$37,297,479	$44,751,227

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,000	$608,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Business

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company’s currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation; HYVISC®, which is an HA product used in the treatment of equine osteoarthritis; and INCERT® , which is an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc. (“Depuy Mitek”), a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 14 countries. ORTHOVISC® mini, a treatment for osteoarthritis targeting small joints, is available in Europe. MONOVISC™, a single-injection osteoarthritis product based on our proprietary cross-linking technology, is also available in Europe. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement.  Starting in the third quarter of 2008, ELEVESS™ will be marketed in the U.S. by Artes Medical, Inc. HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S.  Products in development include next generation joint health related products and ELEVESS™ line extensions.

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

2.              Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any future periods.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less.  The Company accounts for short-term investments in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date.  At June 30, 2008 and December 31, 2007, cash equivalents consisted of funds invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations.  At December 31, 2007, the Company also had a short-term municipal bond that was carried on our books at amortized cost, which approximated fair market value.

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

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2.

SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value.  In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.  The fair value, Level 1, of our cash equivalents was $35,044,989 at June 30, 2008.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Costs of major additions and improvements are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. On disposal, the related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the useful life or the expected term of the respective lease. Machinery and equipment are depreciated from 5 to 10 years, furniture and fixtures for 5 to 7 years and computer software and hardware from 3 to 5 years. Interest costs incurred during the construction of major capital projects are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs”, (SFAS No. 34). The interest is capitalized until the underlying asset is ready for its intended use, at which point the interest cost is amortized as interest expense over the life of the underlying assets. We capitalize certain direct and incremental costs associated with the validation effort related to FDA approval of our manufacturing facility and equipment for the production of our commercial products. These costs include construction costs, equipment costs, direct labor and materials incurred in preparing the facility and equipment for their intended use. The validation costs are amortized over the life of the related facility and equipment.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.  The Company assesses probability on a quarterly basis.  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” See Note 5 for additional disclosures.

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

Product revenue by product group is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Ophthalmic	$2,562,218	$2,889,585	$5,580,889	$5,174,706
Joint Health	4,765,474	2,655,059	8,887,654	5,298,356
Veterinary	1,020,394	701,172	1,721,017	1,130,097
Other	30,850	86,150	56,905	102,845
	$8,378,936	$6,331,966	$16,246,465	$11,706,004

Product revenue by significant customers as a percent of product revenue is as follows:

	Percent of Product Revenue		Percent of Product Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depuy Mitek	38.1%	32.9%	39.9%	36.5%
Bausch & Lomb Incorporated	28.4%	41.8%	31.8%	39.9%
Boehringer Ingelheim Vetmedica	12.2%	11.1%	10.6%	9.7%
Biomeks	8.1%	3.5%	4.2%	1.9%
	86.8%	89.3%	86.5%	88.0%

As of June 30, 2008, five customers represented 95% of the Company’s accounts receivable balance and as of December 31, 2007, five customers represented 93% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenue, for the three and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended June 30,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$5,963,233	71.2%	$4,901,224	77.4%
Europe	1,248,905	14.9%	1,098,393	17.4%
Other	1,166,798	13.9%	332,349	5.2%
Total	$8,378,936	100.0%	$6,331,966	100.0%

	Six Months Ended June 30,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Geographic location:
United States	$12,117,344	74.6%	$9,118,905	77.9%
Europe	2,571,198	15.8%	2,007,958	17.2%
Other	1,557,923	9.6%	579,141	4.9%
Total	$16,246,465	100.0%	$11,706,004	100.0%

Income Taxes

Beginning January 1, 2007, the Company began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. As a result of the adoption of FIN 48, there was no change to the tax reserve for unrecognized tax benefits. As such, there was no change to retained earnings as of January 1, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of June 30, 2008, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Recent Accounting Pronouncements

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the Company in 2009. The Company does not expect a material effect from the adoption of this rule.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is evaluating the impact of this standard on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for the Company on January 1, 2009 and early adoption is prohibited. The Company is evaluating the impact of this standard on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS

No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will not have an impact on the Company’s financial position, results of operations or liquidity as the Company does not have or expect to have derivative instruments or to engage in hedging activities.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements”. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.

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

5.     Stock-Based Compensation

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the three and six months ended June 30, 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	June 30, 2008	June 30, 2007
Risk-free interest rate	2.39% - 2.82%	4.57%
Expected volatility	58.15% - 63.37%	61.83%
Expected lives (years)	3 - 4	4
Expected dividend yield	0.00%	0.00%

	Six Months Ended
	June 30, 2008	June 30, 2007
Risk-free interest rate	2.39% - 2.82%	4.57% - 4.80%
Expected volatility	58.15% - 63.37%	61.83% - 64.11%
Expected lives (years)	3 - 4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $381,145 and $704,434 of share-based compensation expense for the three and six months ended June 30, 2008, respectively, for stock options, stock appreciation rights and restricted stock awards.  The Company recorded $209,558 and $486,879 of share-based compensation expense for the three and six months ended June 30, 2007, respectively, for stock options, stock appreciation rights and restricted stock awards.  The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees.

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

Shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	11,327,457	11,018,053	11,276,871	10,949,629
Dilutive potential common shares	188,720	358,620	225,849	392,651
Dilutive weighted average common and potential common shares outstanding	11,516,177	11,376,673	11,502,720	11,342,280

Equity awards of 554,077 and 548,885 shares were outstanding at the three and six months ended June 30, 2008, respectively, but not included in the computation of diluted earnings per share because the awards’ exercise prices were greater than the average market price during the period.  Equity awards of 5,100 and 19,600 shares were outstanding at the three and six months ended June 30, 2007, respectively, but not included in the computation of diluted earnings per share because the awards’ exercise prices were greater than the average market price during the period.

7.              Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$3,312,296	$2,689,358
Work-in-process	1,361,591	1,541,968
Finished goods	108,593	158,792
Total	$4,782,480	$4,390,118

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

9.              Long-term Debt

On January 31, 2008, the Company entered into an unsecured Credit Agreement (the “Agreement”) with Bank of America. Bank of America has agreed to provide the Company with an unsecured revolving credit facility through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. On December 31, 2008, all outstanding revolving credit loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015. Interest on revolving credit loans and term loans will be payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 75 basis points. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company’s operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default. As of June 30, 2008, the Company had an outstanding debt balance of $8,000,000, at a blended interest rate of 3.72%.  The Company recorded approximately $171,000 as deferred issuance costs, which is being amortized over the life of the long-term debt.  During the first half of 2008, the Company capitalized interest expense of $81,580 as part of construction in progress related to the Company’s new facility build-out.  Interest capitalization was recorded in accordance with SFAS No. 34, “Capitalization of Interest Costs.”

10.  Income Taxes

Income tax expense was $235,830 and $574,611 for the three months ended June 30, 2008 and 2007, respectively.  Income tax expense was $563,431 and $1,163,344 for the six months ended June 30, 2008 and 2007, respectively.  The effective tax rates were 22.5% and 29.6% for the three months ended June 30, 2008 and 2007, respectively.  The effective tax rates were 28.3% and 31.2% for the six months ended June 30, 2008 and 2007, respectively.  The decrease in effective tax rate was primarily due to an increase in a Massachusetts investment tax credit as a result of expenditures related to the Company’s facility project.

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

11.  Trademark Opposition

On December 12, 2007, Colbar Lifescience Ltd., a subsidiary of Johnson and Johnson, filed an opposition proceeding before the U.S. Patent & Trademark Office’s Trademark Trial & Appeal Board, objecting to one of the Company’s applications to register the trademark ELEVESS, alleging that the mark is confusingly similar to Colbar’s purported mark EVOLENCE. The only potential relief available in this proceeding is the denial of the Company’s trademark application; no damages or injunctive relief are possible. The Company believes Colbar’s claim is without merit and has denied all substantive allegations in the notice of opposition, and the proceeding is currently suspended while the parties explore settlement possibilities.  As of June 30, 2008, the carrying value of the intangible asset related to ELEVESS was $965,686 and the Company did not record a loss accrual related to this matter in accordance with SFAS No. 5 “Accounting for Contingencies”.

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

•                                          our and Bausch & Lomb’s performance under the existing supply agreement for certain of our ophthalmic viscoelastic products, our ability to remain the exclusive global supplier for AMVISC and AMVISC Plus to Bausch & Lomb, and our expectations regarding revenue from ophthalmic products;

•                                          our expectations regarding regular order flow for ORTHOVISC; and international sales trend of ORTHOVISC;

•                                          our intention to increase market share for ORTHOVISC in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•                                          our expectations regarding our ORTHOVISC mini and MONOVISC products;

•                                          our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

•                                          our expectations regarding sales to DePuy Mitek and the positive effects on domestic ORTHOVISC sales related to DePuy Mitek’s sales efforts;

•                                          our expectations regarding HYVISC sales;

•                                          our expectations regarding the commercial launch of the ELEVESS product;

•                                          our expectations regarding the development and commercialization of INCERT, and the market potential for INCERT;

•                                          our expectations regarding product gross margin;

•                                          our expectations regarding the commencement of our clinical trial for CINGAL;

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

•                                          our plans to address the FDA’s Warning Letter and Form 483 Notice of Observations; and

•                                          our abilities to successfully defend our ELEVESS trademark.

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

Management Overview

Anika Therapeutics, Inc. (“Anika,” the “Company,” “we,” “us,” or “our”) was incorporated in 1992 as a Massachusetts company. Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC®, which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC®, AMVISC® Plus, STAARVISC™-II, and ShellGel™, each an injectable ophthalmic viscoelastic HA product; ELEVESS™ is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation; HYVISC®, an HA product used in the treatment of equine osteoarthritis; and INCERT®, an HA based anti-adhesive for surgical applications. In the U.S., ORTHOVISC® is marketed by DePuy Mitek, Inc. (“DePuy Mitek”), a subsidiary of Johnson & Johnson (collectively, “JNJ”), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC® has been approved for sale since 1996 and is marketed by distributors in approximately 14 countries. ORTHOVISC® mini, a treatment for osteoarthritis targeting small joints is available in Europe. MONOVISC™, a single-injection osteoarthritis product based on our proprietary cross-linking technology is available in Europe. We developed and manufacture AMVISC® and AMVISC® Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. Starting in the third quarter of 2008, ELEVESS™ will be marketed in the U.S. by Artes Medical, Inc.  HYVISC® is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT® is currently marketed in three countries outside of the U.S. Products in development include next generation joint health related products and ELEVESS™ line extensions.

Osteoarthritis Business

We have marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 15.6% and 13.1% of product revenue for the three and six months ended June 30, 2008.  International sales of ORTHOVISC increased 128.2% and 108.2% compared to the three and six month periods of 2007.  The increases in both periods were primarily due to increased sales in Turkey, Germany, Italy, Egypt and Austria.  In June 2008, we launched MONOVISC, our single injection osteoarthritis treatment, in three countries and recorded $259,000 of revenue in the quarter.  During the first half of 2008, we continued discussions with potential distributors in Eastern Europe and other parts of the world. In addition, we have product registrations in process for ORTHOVISC in China, India, Taiwan, Lebanon and Saudi Arabia. Our partners will be seeking regulatory clearance for ORTHOVISC in these markets, some of which, including China, will require clinical trials. We continue to seek new distribution partnerships around the world. For the year, we expect international sales to increase from 2007.

Revenue from ORTHOVISC in the U.S. contributed 38.1% and 39.9% of our product revenue for the three and six month periods ended June 30, 2008.  U.S. ORTHOVISC revenue increased 53.5% and 51.5% compared to the three and six month periods in 2007. The growth in U.S. revenue for both periods was due to DePuy Mitek’s marketing and sales efforts including direct-to-customer advertising.  These improvements have led to an increase in underlying sales to end-users which, combined with an increase in unit sales to DePuy Mitek, were the primary reasons for the increase in U.S. sales.  We expect our ORTHOVISC revenue in the U.S. to increase in 2008 compared to 2007.

Sales of HYVISC, our veterinary product for the treatment of equine osteoarthritis, contributed 12.2% and 10.6% of our product revenue for the three and six months ended June 30, 2008, and increased 45.5% and 52.3% compared to the three and six month periods of 2007.  The increases for both periods were a combination of the increased sales efforts by our partner, Boehringer Ingelheim Vetmedica, to maintain its number one market share position, as well as its order patterns.  We expect HYVISC sales to be lower in the third quarter of 2008, but overall to increase in 2008 compared to 2007.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery.  For the three and six months ended June 30, 2008, sales of ophthalmic products contributed 30.6% and 34.4% of our product revenue.  Ophthalmic sales decreased by 11.3% and increased by 7.8% for the three and six months periods in 2008 compared to the same periods in 2007.  The decrease in sales for the three month period and increase in sales for the six month period were primarily due to order timing and inventory building by our partners.  Sales to Bausch & Lomb accounted for 92.9% and 92.5% of ophthalmic sales for the three and six months ended June 30, 2008, and contributed 28.4% and 31.8% of product revenue for the same periods, respectively. For 2008, we only expect a slight increase in ophthalmic revenue compared to 2007.

Aesthetic Dermatology Business

ELEVESS is designed as a family of aesthetic dermatology products for facial wrinkles, scar remediation and lip augmentation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA. We received European, Canadian, and United States FDA approvals for our initial commercial product in 2007. In July 2008, we entered into a distributor agreement with Artes Medical, Inc. for distribution of ELEVESS in the U.S.  We expect to commence shipments of commercial products and sample units during the third quarter of 2008, following the planned product launch.  We are currently seeking international marketing and distribution partners to commercialize ELEVESS in key markets outside the United States.

Anti-adhesion Business

INCERT, approved for sale in Europe and Turkey, is designed as a family of HA based product, with chemically modified, cross-linked HA, for prevention of post-surgical adhesions.  We commenced INCERT sales during the second quarter of 2006.  INCERT is currently marketed in three countries in Europe and the Middle East. We continue to assess the market potential for the product. There are currently no plans at this time to distribute INCERT in the U.S.

Research and Development

Products in development include next generation osteoarthritis/joint health products and line extensions for ELEVESS. Our next generation osteoarthritis products include a single-injection treatment product that uses a non-animal source HA, and is our first osteoarthritis product based on our proprietary crosslinked HA- technology. This product has been branded as MONOVISC. We received Conformité Européene (CE) Mark approval for the MONOVISC product in October 2007. We launched MONOVISC in Europe during the second quarter of 2008, following a limited clinical study. In the U.S., we filed an investigational device exemption, or an IDE application, with the FDA, and commenced patient enrollment for our U.S. clinical trial in January of 2008.  We currently expect patient enrollment for our U.S. clinical trial to be completed by the end of 2008.  Our second single-injection osteoarthritis product is CINGAL™, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for a long period of time.  We expect to commence a clinical trial for CINGAL in 2009.

FDA Warning Letter

We recently received a Warning Letter (the “Warning Letter”) from the FDA in response to an earlier FDA Form 483 Notice of Observations issued to us following an inspection at our Woburn facility.  We have fully cooperated with the FDA to address the issues in the Form 483 filing and have issued a response to the FDA’s Warning Letter. We have developed a corrective action plan and we will provide the FDA with progress reports as promised. We have no expectation of any major disputes with the FDA. Product quality is the highest concern to us and we are committed to the continual improvement of our quality systems and investing to make those systems best-in-class.  Failure to comply with applicable regulatory requirements and to address the issues raised by the FDA in the Warning Letter could result in regulatory action.  Any such regulatory action would be expected to have a material adverse effect on our business and operations.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Reserve for Obsolete/Excess Inventory

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

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards.  The Company also evaluates forfeitures periodically and adjusts accordingly.  The expected volatility assumption is based on the unadjusted historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.  The Company assesses probability on a quarterly basis.

Income Taxes

Beginning January 1, 2007, the Company began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. As a result of the adoption of FIN 48, there was no change to the tax reserve for unrecognized tax benefits. As such, there was no change to retained earnings as of January 1, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of June 30, 2008, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Costs of major additions and improvements are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. On disposal, the related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the useful life or the expected term of the respective lease. Machinery and equipment are depreciated from 5 to 10 years, furniture and fixtures for 5 to 7 years and computer software and hardware from 3 to 5 years. Interest costs incurred during the construction of major capital projects are capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs”, or SFAS 34. The interest is capitalized until the underlying asset is ready for its intended use, at which point the interest cost is amortized as interest expense over the life of the underlying assets. We capitalize certain direct and incremental costs associated with the validation effort related to FDA approval of our manufacturing facility and equipment for the production of our commercial products. These costs include construction costs, equipment costs, direct labor and materials incurred in preparing the facility and equipment for their intended use. The validation costs are amortized over the life of the related facility and equipment.

Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007.

Product revenue

 Product revenue for the quarter ended June 30, 2008 was $8,378,936, an increase of $2,046,970 or 32.3%, compared to $6,331,966 for the quarter ended June 30, 2007.  Product revenue for the six months ended June 30, 2008 was $16,246,465 an increase of $4,540,461 or 38.8%, compared to $11,706,004 for the six months ended June 30, 2007.

Three Months Ended June 30,

			Increase (Decrease)
	2008	2007	$	%
Joint Health	$4,765,474	$2,655,059	$2,110,415	79.5%
Ophthalmic	2,562,218	2,889,585	(327,367)	-11.3%
Veterinary	1,020,394	701,172	319,222	45.5%
Other	30,850	86,150	(55,300)	-64.2%
	$8,378,936	$6,331,966	$2,046,970	32.3%

Six Months Ended June 30,

			Increase (Decrease)
	2008	2007	$	%
Joint Health	$8,887,654	$5,298,356	$3,589,298	67.7%
Ophthalmic	5,580,889	5,174,705	406,184	7.8%
Veterinary	1,721,017	1,130,097	590,920	52.3%
Other	56,905	102,846	(45,941)	-44.7%
	$16,246,465	$11,706,004	$4,540,461	38.8%

Our joint health products include ORTHOVISC, ORTHOVISC mini and MONOVISC.  Sales of joint health products increased $2,110,415, or 79.5%, in the second quarter of 2008 as compared with the same period last year. For the six months ended June 30, 2008, joint health product sales increased $3,589,298, or 67.7% compared with the same period last year.  The increases in joint health product sales for the three and six month periods ended June 30, 2008 were due to an increase in both international and domestic ORTHOVISC sales, and the launch of MONOVISC during the second quarter of 2008. Our U.S. ORTHOVISC revenue in the second quarter of 2008 totaled $3,193,897, compared to $2,080,969 in the same period last year. U.S. ORTHOVISC revenue for the six months ended June 30, 2008 was $6,480,770, compared to $4,277,974 in the same period in 2007.  DePuy Mitek’s underlying sales to end-users increased 22.8% and 34.1% for the three and six month periods ended June 30, 2008 compared to the same periods in 2007.  The increase in Mitek’s end-user sales and increased unit sales to Mitek are the primary reasons for the increase in U.S. ORTHOVISC revenue for the three and six months ended June 30, 2008.  International sales of ORTHOVISC increased to $1,310,003, or 128.2% from $574,090, in the second quarter of 2008 compared to the same period last year. For the six months ended June 30, 2008, international ORTHOVISC sales increased to $2,124,111, or 108.2% from $1,020,382 in 2007.  The increase in international sales in both periods was due to increased product shipments to Turkey, Germany, Italy, Egypt and Austria.  We expect ORTHOVISC sales to increase in 2008 compared to 2007, both in the U.S. and internationally.

Our sales of ophthalmic products decreased $327,367, or 11.3%, in the second quarter of 2008 as compared with the same period last year. For the six months ended June 30, 2008, ophthalmic product sales increased by $406,184, or 7.8% from the same in 2007.  The change in Ophthalmic product sales for the three and six month periods was primarily related to order timing and inventory building by our partners.  For 2008, we only expect a slight increase in ophthalmic revenue compared to 2007.

Sales of HYVISC, our veterinary product, increased 45.5% and 52.3% for the three and six months ended June 30, 2008 compared to the same periods last year.  The increases for both periods were a combination of the increased sales efforts by our partner, Boehringer Ingelheim Vetmedica, to maintain its number one market share position, as well as its order patterns.  We expect HYVISC sales to increase in 2008 compared to 2007.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the quarter ended June 30, 2008 was $681,253 compared to $767,596 for the same period last year.  For the six month period ended June 30, 2008, licensing, milestone and contract revenue was $1,362,503 compared to $1,531,604 in 2007.  Licensing and milestone revenue includes the ratable recognition of the $27,000,000 up-front and milestone payments related to the JNJ agreement. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter.   For the three and six month periods ended June 30, 2007, licensing and milestone revenue also included ratable recognition of an upfront payment for a former ELEVESS agreement with Galderma Pharma S.A., and reimbursements from Galderma for the extended European marketing trial of ELEVESS.

Product gross profit. Product gross profit for the three and six month periods ended June 30, 2008 were $4,734,406 and $9,385,865, or 56.5% and 57.8% of product revenue, respectively. Product gross profit for the three and six month periods ended June 30, 2007 were $3,308,185 and $6,189,301, or 52.2% and 52.9% of product revenue, respectively.  The increases in product gross profit dollars for the three and six month periods in 2008 were primarily due to higher product sales compared to the same periods in 2007.  The increases in product gross margin percentages for the three and six month periods in 2008 were primarily due to higher unit volume and a more favorable product mix compared to the same periods in 2007.

Research & development. Research and development expenses for the quarter ended June 30, 2008 were $1,644,619, an increase of $648,568, or 65.1%, compared to $996,051 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, research and development expenses were $3,152,959, an increase of $1,309,567, or 71.0%, compared to $1,843,392 for the same period in 2007.  Research and development expenses for the three and six month periods ended June 30, 2008 were primarily related to the development of our next-generation osteoarthritis product, CINGAL; our U.S.-based clinical trials for MONOVISC, and post-approval clinical studies for MONOVISC and ORTHOVISC mini in Europe; as well as manufacturing scale-up and related activities for MONOVISC and ELEVESS.  The increases in research and development expenses for the three and six month periods ended June 30, 2008 from the same periods in 2007 were primarily attributable to an increase in clinical trial expenses related to MONOVISC and ORTHOVISC products, engineering related expenses for the scale up of MONOVISC for commercial sales and additional headcount.  We expect research and development expenses will increase in the future related to next generation ORTHOVISC products, ELEVESS line extensions, and other research and development programs in the pipeline.

Selling, general & administrative. Selling, general and administrative expenses for the quarter ended June 30, 2008 were $2,880,156, an increase of $1,164,057, or 67.8%, compared to $1,716,099 for the quarter ended June 30, 2007.  For the six months ended June 2008, selling, general and administrative expenses were $5,948,772, an increase of $2,657,623, or 80.8%, compared to $3,291,149 for the same period in 2007.  The increases in both the second quarter and year-to-date periods were primarily the result of marketing expenses associated with the launch of our new products, increased personnel costs, expenses related to the Company’s new headquarters facility, and higher legal and consulting costs related to corporate governance, trademark matters, shareholders rights plan, and strategic programs.  We expect that general and administrative expenses will increase for the remainder of 2008.

Interest income, net. Net interest income for the three months ended June 30, 2008 was $157,875, a decrease of $417,956, or 72.6%, compared to $575,831 for the same period last year.  For the six months ended June 30, 2008, net interest income was $347,281, a decrease of $795,327, or 69.6%, compared to $1,142,608 for the same period in 2007.  The decreases in both periods were primarily attributable to lower interest rates as a result of Federal Reserve Bank reductions, movement to conservative U.S. treasury securities in mid-2007, and lower available cash and invested balances.

Income taxes. Provisions for income taxes were $235,830 and $574,611 for the three months ended June 30, 2008 and 2007, respectively.  Provisions for income taxes were $563,431 and $1,163,344 for the six months ended June 30, 2008 and 2007, respectively.  The year to date effective tax rates for the provision were 28.3% and 31.2%, respectively.  The decrease in effective tax rate was primarily due to an increase in a Massachusetts investment tax credit as a result of the expenditures related to the Company’s facility project.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands. Prior to 2008, we funded our cash requirements from available cash and investments on hand. In 2008, we have begun borrowing from a line of credit with Bank of America to partially fund our Bedford facility capital project. At June 30, 2008, cash, cash equivalents, and investments totaled $37,297,479 compared to $39,405,543 at December 31, 2007.

Cash provided by operating activities was $881,619 for the six months ended June 30, 2008 compared with $2,107,202 for the six months ended June 30, 2007.  This change was primarily due to lower net income and the timing of payments to vendors, partially offset by improved collections on accounts receivable and increases in prepaid expenses.

Cash used in investing activities was $8,106,719 for the six months ended June 30, 2008, compared to $6,326,452 for the six months ended June 30, 2007.  Cash used in investing activities was due to approximately $12 million in capital expenditures related to our new facility. This was partially offset by the maturity in February 2008 of a short-term tax exempt municipal bond of $3,500,000, which was purchased in February of 2007.  We expect our capital expenditures in 2008 to increase primarily related to the build out of our new facility, which is our corporate headquarters, research and development, and manufacturing facility for the foreseeable future. We expect the new facility capital project to cost approximately $30 million (including interior construction, equipment, furniture and fixtures).  Approximately $24 million has been spent since the inception of the project through June 30, 2008.  The remaining costs are expected to be spent during the remainder of 2008 and early 2009. Construction commenced in May 2007 and validation of the facility is expected to occur starting in late 2008 into 2009.  We expect to occupy our existing manufacturing facility through the end of 2009.  There can also be no assurance that we will be successful in re-qualifying the new facility under FDA and European Union regulations.

Cash provided by financing activities was $8,619,010 and $1,803,045 for the six months ended June 30, 2008 and 2007, respectively.  On January 31, 2008, the Company entered into an unsecured credit facility for up to $16 million to finance a portion of the cost of the facility project.  We have borrowed $8,000,000 through June 30, 2008.  Cash provided by financing activities for both 2008 and 2007 included proceeds from exercises of stock options and any associated tax benefits.

Recent Accounting Pronouncements

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the Company in 2009. The Company does not expect a material effect from the adoption of this rule.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is evaluating the impact of this standard on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for the Company on January 1, 2009 and early adoption is prohibited.  The Company is evaluating the impact of this standard on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is not expected to have an impact on the Company’s financial position, results of operations or liquidity as the Company does not have or expect to have derivative instruments or to engage in hedging activities.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements”. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.

Contractual Obligations and Other Commercial Commitments

 We expect to incur significant capital investments related to the buildout of our new facility in Bedford, Massachusetts. Our plan is to fund the project with cash on hand and debt. On January 31, 2008, we entered into an unsecured credit agreement with Bank of America (the “Credit Agreement”). Under the Credit Agreement, Bank of America will make periodic loans to the Company through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. As of June 30, 2008, we had an outstanding debt balance of $8,000,000 under the Credit Agreement.  On December 31, 2008, all outstanding revolving credit loans will convert into a term loan with quarterly principal payments and a maturity date of December 31, 2015.  Construction of this new facility commenced in May 2007 and validation is expected to occur starting in late 2008 into 2009. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments. Our investments consist of money market funds which are recorded at fair value and primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.                          Legal Proceedings

On December 12, 2007, Colbar Lifescience Ltd., a subsidiary of Johnson and Johnson, filed an opposition proceeding before the U.S. Patent & Trademark Office’s Trademark Trial & Appeal Board, objecting to one of the Company’s applications to register the trademark ELEVESS, alleging that the mark is confusingly similar to Colbar’s purported mark EVOLENCE. The only potential relief available in this proceeding is the denial of the Company’s trademark application; no damages or injunctive relief are possible. The Company believes Colbar’s claim is without merit and has denied all substantive allegations in the notice of opposition, and the proceeding is currently suspended while the parties explore settlement possibilities.  As of June 30, 2008, the carrying value of the intangible asset related to ELEVESS was $965,686 and the Company did not record a loss accrual related to this matter in accordance with SFAS No. 5 “Accounting for Contingencies”.

Item 1A.                 Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 3, 2008.

The stockholders of the Company elected Charles H. Sherwood and Steven E. Wheeler to serve on the Board of Directors until the Annual Meeting of Stockholders to be held in 2011. The tabulation of votes with respect to the election of such directors is as follows:

	Number of Shares
	For	Withheld
Charles H. Sherwood	8,610,916	1,806,469
Steven E. Wheeler	8,613,461	1,803,924

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

ANIKA THERAPEUTICS, INC.

August 8, 2008	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Principal Financial Officer)