Form 10-Q
period 2009-06-30
ANIKA THERAPEUTICS INC
filed 2009-08-05
CIK 898437

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                             ----------------------

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

       Registrant's Telephone Number, Including Area Code: (781) 457-9000

               Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report: N/A

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|
Smaller reporting company |_|                        (Do not check if a smaller
                                                         reporting company)

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of July 31, 2009, there were 11,437,981 outstanding shares of Common Stock, par value $.01 per share.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Anika Therapeutics, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                        June 30,    December 31,
                                                          2009          2008
                                                      ------------  ------------
                       ASSETS
Current assets:
 Cash and cash equivalents                           $ 39,549,558  $ 43,193,655
 Accounts receivable, net                               6,456,273     5,418,421
 Inventories                                            7,304,711     5,519,754
 Current portion deferred income taxes                  1,235,364     1,235,364
 Prepaid expenses and other                               505,054       463,284
                                                      ------------  ------------
   Total current assets                                55,050,960    55,830,478
Property and equipment, at cost                        44,175,496    42,436,827
Less: accumulated depreciation                        (10,829,226)  (10,190,144)
                                                      ------------  ------------
                                                       33,346,270    32,246,683
Long-term deposits and other                              351,477       506,787
Intangible asset, net                                     906,863       936,275
Deferred income taxes                                   6,302,507     6,300,665
                                                      ------------  ------------
Total Assets                                         $ 95,958,077  $ 95,820,888
                                                      ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  1,769,194  $  2,375,340
 Accrued expenses                                       3,151,745     2,325,219
 Deferred revenue                                       2,756,330     2,732,293
 Current portion of long-term debt                      1,600,000     1,600,000
 Income taxes payable                                     208,811            --
                                                      ------------  ------------
   Total current liabilities                            9,486,080     9,032,852
Other long-term liabilities                               879,669       831,051
Long-term deferred revenue                              9,449,996    10,800,001
Long-term debt                                         13,600,000    14,400,000
Commitments and contingencies (Notes 9 and 12)
Stockholders' equity
 Preferred stock, $.01 par value; 1,250,000 shares
  authorized, no shares issued and outstanding                 --            --
 Common stock, $.01 par value; 30,000,000 shares
  authorized, 11,437,981 and 11,377,623 shares issued
  and outstanding at June 30, 2009 and December 31,
  2008, respectively                                      114,380       113,776
 Additional paid-in-capital                            43,167,479    42,861,229
 Retained earnings                                     19,260,473    17,781,979
                                                      ------------  ------------
   Total stockholders' equity                          62,542,332    60,756,984
                                                      ------------  ------------
Total Liabilities and Stockholders' Equity           $ 95,958,077  $ 95,820,888
                                                      ============  ============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.


                               Anika Therapeutics, Inc. and Subsidiary
                                Consolidated Statements of Operations
                                           (unaudited)

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                     --------------------------- ---------------------------
                                                          2009          2008          2009          2008
                                                     ------------- ------------- ------------- -------------
Product revenue                                      $  8,770,763  $  8,378,936  $ 17,289,836  $ 16,246,465
Licensing, milestone and contract revenue                 752,913       681,253     1,434,164     1,362,503
                                                     ------------- ------------- ------------- -------------
  Total revenue                                         9,523,676     9,060,189    18,724,000    17,608,968

Operating expenses:
 Cost of product revenue                                3,294,160     3,644,530     6,505,826     6,860,600
 Research & development                                 2,286,229     1,644,619     4,480,537     3,152,959
 Selling, general & administrative                      2,735,552     2,880,156     5,770,534     5,948,772
                                                     ------------- ------------- ------------- -------------
Total operating expenses                                8,315,941     8,169,305    16,756,897    15,962,331
                                                     ------------- ------------- ------------- -------------
Income from operations                                  1,207,735       890,884     1,967,103     1,646,637
  Interest income (expense), net                           (1,382)      157,875            58       347,281
                                                     ------------- ------------- ------------- -------------
Income before income taxes                              1,206,353     1,048,759     1,967,161     1,993,918
  Provision for income taxes                              250,579       235,830       488,667       563,431
                                                     ------------- ------------- ------------- -------------
Net income                                           $    955,774  $    812,929  $  1,478,494  $  1,430,487
                                                     ============= ============= ============= =============
Basic net income per share:
  Net income                                         $       0.08  $       0.07  $       0.13  $       0.13
  Basic weighted average common shares outstanding     11,384,949    11,327,457    11,375,798    11,276,871
Diluted net income per share:
  Net income                                         $       0.08  $       0.07  $       0.13  $       0.12
  Diluted weighted average common shares outstanding   11,548,079    11,516,177    11,517,949    11,502,720

  The accompanying notes are an integral part of these unaudited consolidated financial statements.


                     Anika Therapeutics, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                                   (unaudited)

                                                           June 30,       June 30,
                                                             2009           2008
                                                        --------------  --------------
Cash flows from operating activities:
 Net income                                             $   1,478,494   $   1,430,487
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                              668,495         739,940
   Amortization of premium on short-term investment                --           1,974
   Stock-based compensation expense                           454,956         704,434
   Deferred income taxes                                     (157,269)       (236,281)
   Provision for inventory reserve                            169,708          22,434
   Tax benefit from exercise of stock options                  (4,175)       (229,920)
   Changes in operating assets and liabilities:
     Accounts receivable                                   (1,037,852)       (136,113)
     Inventories                                           (1,954,666)       (414,796)
     Prepaid expenses, other current and long-term
      assets                                                  113,540         609,673
     Accounts payable and accrued expenses                  1,047,515        (794,132)
     Deferred revenue                                      (1,325,968)     (1,337,504)
     Income taxes payable                                     212,986         317,503
     Other long-term liabilities                               48,618         203,920
                                                        --------------  --------------
Net cash provided by (used in) operating activities          (285,618)        881,619
                                                        --------------  --------------

Cash flows from investing activities:
 Proceeds from maturity of short-term investment                   --       3,500,000
 Purchase of property and equipment, net                   (2,565,804)    (11,606,719)
                                                        --------------  --------------
Net cash used in investing activities                      (2,565,804)     (8,106,719)
                                                        --------------  --------------

Cash flows from financing activities:
 Proceeds from long-term debt                                      --       8,000,000
 Principal payments on debt                                  (800,000)             --
 Debt issuance costs                                               --         (87,721)
 Proceeds from exercise of stock options                        3,150         476,811
 Tax benefit from exercise of stock options                     4,175         229,920
                                                        --------------  --------------
Net cash provided by (used in) financing activities          (792,675)      8,619,010
                                                        --------------  --------------

Increase (decrease) in cash and cash equivalents           (3,644,097)      1,393,910
Cash and cash equivalents at beginning of year             43,193,655      35,903,569
                                                        --------------  --------------
Cash and cash equivalents at end of period              $  39,549,558   $  37,297,479
                                                        ==============  ==============

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                            $     320,000   $      10,000
                                                        --------------  --------------
  Interest paid for debt                                $     126,328   $          --
                                                        --------------  --------------

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            ANIKA THERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Nature of Business

         Anika Therapeutics, Inc. ("Anika," the "Company," "we," "us," or "our") develops, manufactures and commercializes therapeutic products for tissue protection, healing, and repair. These products are based on hyaluronic acid ("HA"), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. The Company's currently manufactured and marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC(R), AMVISC(R) Plus, STAARVISC(TM)-II, and ShellGel(TM), each an injectable ophthalmic viscoelastic HA product; HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis, and INCERT(R), which is an HA based anti-adhesive for surgical applications. ORTHOVISC(R) mini, a treatment for osteoarthritis targeting small joints is available in Europe. MONOVISC(TM), a single-injection osteoarthritis product based on our proprietary cross-linking technology is available in Europe and Turkey. In the U.S. and several countries in Latin America, ORTHOVISC(R) is marketed by DePuy Mitek, Inc., a subsidiary of Johnson & Johnson, under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC(R) has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. We developed and manufacture AMVISC(R) and AMVISC(R) Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. We also produce STAARVISC(TM)-II, which is distributed by STAAR Surgical Company and Shellgel(TM) for Cytosol Ophthalmics, Inc. HYVISC(R) is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT(R) is currently marketed in three countries outside of the U.S. Our aesthetic dermatology business is designed to have a family of products for facial wrinkles and scar remediation. Our initial aesthetic dermatology product is approved in the U.S., European Union (EU), Canada and certain countries in South America. This product is marketed in the U.S. by CoApt Systems, Inc. under the name of HYDRELLE(TM). Internationally, this product is marketed under the ELEVESS(TM) name. Products in development include a next generation HYDRELLE/ELEVESS(TM) line extension, and joint health related products.

         The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with the U.S. Food and Drug Administration ("FDA") government regulations and approval requirements as well as the ability to grow the Company's business.

2.   Basis of Presentation

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008.

         Effective January 1, 2009 the Company adopted the Financial Accounting Standards Board Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The retroactive adoption of this pronouncement did not have a material impact on basic and diluted earnings per share for the three and six months ended June 30, 2008. See Note 6 for additional disclosures.

         The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any future periods.

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

Subsequent Events

         Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all significant events or transactions that occurred through August 5, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

Cash, Cash Equivalents and Short-term Investments

         Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less. The Company accounts for short-term investments in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. At June 30, 2009 and December 31, 2008, cash equivalents consisted of money market funds invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, which approximates fair market value.

Fair Value Measurements

         SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. The fair value of our cash equivalents were $34,201,711 and $34,197,953 at June 30, 2009 and December 31, 2008,
respectively, based on Level 1 inputs. Effective January 1, 2009, the Company adopted the provisions under SFAS No. 157 for valuation of nonfinancial assets and nonfinancial liabilities. The adoption of such provisions did not impact the Company's financial position, results of operations, or cash flows.

         Effective this quarter, the Company also implemented FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"). FSP FAS 107-1 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair value of the Company's long term debt instrument on a quarterly basis. Since FSP FAS 107-1 addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations. The carrying value of our debt instrument was $15,200,000 at June 30, 2009. The estimated fair value of our debt instrument was approximately $14,400,000 at June 30, 2009. The fair value was estimated using market observable inputs and interest rate measurements.

Revenue Recognition

         The Company's revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," and EITF 07-1 "Accounting for Collaborative Arrangements," which became effective on January 1, 2009. Adoption of EITF 07-1 did not impact our financial statements for the three and six month periods ended June 30, 2009 and 2008.

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

Product revenue also includes royalties. Royalty revenue is based on our distributor's sales and recognized in the same period that our distributor records their sale of the product.

     License, Milestone and Contract Revenue

         License, milestone and contract revenue consists of revenue recognized on initial and milestone payments as well as other contractual amounts received from partners. The Company's business strategy includes entering into collaborative license, development and/or supply agreements with partners for the development and commercialization of the Company's products. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on product sales. The Company evaluates each agreement and elements within each agreement in accordance with EITF 00-21. Under EITF 00-21, in order to account for an element as a separate unit of accounting, the element must have stand-alone value and there must be objective and reliable evidence of fair value of the undelivered elements. In general, non-refundable upfront fees and milestone payments are recognized as revenue over the term of the arrangement as the Company completes its performance obligations. For collaborative arrangements, the Company reports on a gross basis if it acts as a principal under the arrangements. Any payments received from (made to) other collaborators are accounted for based on existing applicable generally accepted accounting principles ("GAAP") or, in the absence of other applicable GAAP, based on analogous authoritative accounting literature, or a reasonable, rational, and consistently applied accounting policy election.

Accounts Receivable and Allowance for Doubtful Accounts

         Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on specific identification. The Company reviews its allowance for doubtful accounts at least quarterly. Account balances are charged-off against the allowance when the Company feels it is probable the receivable will not be recovered. Allowance for doubtful accounts was $87,000 and $60,000 at June 30, 2009 and December 31, 2008, respectively.

Long Lived Assets

         The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2009, long-lived assets consisted of machinery, equipment, leasehold improvements and an intangible asset. The Company's intangible asset consists of its ELEVESS trade name. During the second quarter of 2009, the Company signed an exclusive distribution agreement with CoApt Systems, Inc. ("CoApt") for the distribution in the United States of Anika's aesthetic dermatology products for facial wrinkles. CoApt is marketing the Company's existing product under the name HYDRELLE(TM), which caused the Company to perform a recoverability test in accordance with SFAS No. 144 requirements in order to determine if the carrying value for the ELEVESS trade name was impaired. Our existing aesthetic dermatology product continues to be marketed outside of the U.S. under the ELEVESS(TM) name. The analysis concluded that the undiscounted cash flow exceeds the carrying value of the ELEVESS asset group. Significant assumptions underlying the recoverability of the intangible asset include: future cash flow, growth projections, product life cycle and useful life assumptions. The ultimate recoverability of the asset is dependent on the Company securing additional distributors. Recoverability of the carrying value of the asset may also be impacted by the outcome of the pending trade name opposition (Note 11). Changes in these assumptions could materially impact the Company's ability to realize the value of its intangible asset.

         Effective January 1, 2009, the Company adopted FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption did not have an impact on our financial position and results of operations for the three and six months ended June 30, 2009.

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

Stock-Based Compensation

         The Company accounts for stock-based compensation under the provisions of SFAS No. 123R, ("SFAS 123R"), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost on a graded-vesting basis over the awards' expected vesting periods. The Company assesses probability on a quarterly basis. See Note 5 for additional disclosures.

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

         Product revenue by product group is as follows:


                Three Months Ended June 30,     Six Months Ended June 30,
                ----------------------------  ----------------------------
                     2009           2008           2009           2008
                -------------  -------------  -------------  -------------
Joint Health    $  5,568,685   $  4,765,474   $ 10,718,327   $  8,887,654
Ophthalmic         2,480,923      2,562,218      5,126,175      5,580,889
Veterinary           611,600      1,020,394      1,248,935      1,721,017
Aesthetics            88,080         13,050        138,174         16,050
Other                 21,475         17,800         58,225         40,855
                -------------  -------------  -------------  -------------
                $  8,770,763   $  8,378,936   $ 17,289,836   $ 16,246,465
                =============  =============  =============  =============


         Product revenue by significant customers as a percentage of total product revenue is as follows:

                               Percent of Product Revenue  Percent of Product Revenue

                               Three Months Ended June 30, Six Months Ended June 30,
                               --------------------------- --------------------------
                                    2009          2008         2009          2008
                               -------------  ------------ ------------  ------------
Depuy Mitek                            46.7%         38.1%        44.9%         39.9%
Bausch & Lomb Incorporated             27.2%         28.4%        28.1%         31.8%
Boehringer Ingelheim Vetmedica          7.0%         12.2%         7.2%         10.6%
Biomeks                                 5.6%          8.1%         5.6%          4.2%
                               -------------  ------------ ------------  ------------
                                       86.5%         86.8%        85.8%         86.5%
                               =============  ============ ============  ============

         As of June 30, 2009, five customers represented 92% of the Company's accounts receivable balance, and as of December 31, 2008, five customers represented 90% of the Company's accounts receivable balance.

         Product revenue by geographic location in total and as a percentage of total product revenue, for the three and six months ended June 30, 2009 and 2008 are as follows:

                                     Three Months Ended June 30,
                      ----------------------------------------------------------
                                  2009                          2008
                      -----------------------------  ---------------------------
                                       Percent of                    Percent of
                          Revenue       Revenue        Revenue        Revenue
                      --------------- -------------  ------------  -------------
Geographic location:
United States         $     6,461,662         73.7%  $  5,963,233          71.2%
Europe                      1,322,041         15.0%     1,248,905          14.9%
Other                         987,060         11.3%     1,166,798          13.9%
                      --------------- -------------  ------------  -------------
  Total               $     8,770,763        100.0%  $  8,378,936         100.0%
                      =============== =============  ============  =============

                                      Six Months Ended June 30,
                      ----------------------------------------------------------
                                 2009                         2008
                      -----------------------------  ---------------------------
                                       Percent of                    Percent of
                         Revenue         Revenue        Revenue       Revenue
                      --------------- -------------  ------------  -------------
Geographic location:
United States         $    12,597,226         72.9%  $ 12,117,344          74.6%
Europe                      2,805,409         16.2%     2,571,198          15.8%
Other                       1,887,201         10.9%     1,557,923           9.6%
                      --------------- -------------  ------------  -------------
  Total               $    17,289,836        100.0%  $ 16,246,465         100.0%
                      =============== =============  ============  =============

Income Taxes

         The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. It is the Company's policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

         We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of June 30, 2009, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Recent Accounting Pronouncements

         On January 1, 2009, the Company adopted the provisions of SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which revised SFAS No. 141, "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The adoption did not have a material impact on the Company's financial statements.

         On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

         Disclosures of additional new accounting pronouncements adopted during the first six months of 2009 are discussed in Notes 3 and 6.

4.   Short-term Investment

         In February 2007, the Company purchased a tax exempt municipal bond for a cost of $3,526,985 with a par value of $3,500,000 and an interest rate of 4.25%. This investment matured on February 1, 2008. The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The tax exempt municipal bond was classified as held-to-maturity in 2007 because the Company intended, and held the security to maturity. Held-to-maturity securities are stated at amortized cost.

5.   Stock-Based Compensation

         The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company's shares. The fair value of each stock option and stock appreciation rights award during the three and six months ended June 30, 2009 and 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                        Three Months Ended
                           ---------------------------------------------
                               June 30, 2009          June 30, 2008
                           ---------------------  ----------------------
  Risk-free interest rate          1.85%              2.39% - 2.82%
  Expected volatility             59.35%             58.15% - 63.37%
  Expected lives (years)             4                     3-4
  Expected dividend yield          0.00%                  0.00%

                                         Six Months Ended
                           ---------------------------------------------
                               June 30, 2009          June 30, 2008
                           ---------------------  ----------------------
  Risk-free interest rate      1.54% - 1.85%          2.39% - 2.82%
  Expected volatility         59.35% - 59.39%        58.15% - 63.37%
  Expected lives (years)             4                     3-4
  Expected dividend yield          0.00%                  0.00%

         The Company recorded $254,599 and $454,956 of share-based compensation expense for the three and six months ended June 30, 2009, respectively, for equity compensation awards. The Company recorded $381,145 and $704,434 of share-based compensation expense for the three and six months ended June 30, 2008, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees.

Stock Option Plan

         The Company has reserved 1,500,000 shares of common stock for grants to employees, directors, consultants and advisors under the 2003 Plan, which was approved by stockholders on June 4, 2003. On May 29, 2009, the Board of Directors approved the Company's Amended and Restated 2003 Stock Option and Incentive Plan, the ("2003 Plan"), to increase the number of shares subject to the 2003 Plan by 850,000, which was approved by the Company's shareholders on June 5, 2009. This resulted in a total of 2,350,000 shares of common stock being reserved for issuance under the 2003 Plan. The Company issues new shares upon share option exercises from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company's stock on the date of grant. The Company's stock-based awards contain service or performance conditions. Awards generally vest annually over 3 to 4 years. Awards have 10-year contractual terms.

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

         Effective January 1, 2009 the Company adopted FSP EITF Issue 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments are included in the calculation of basic and diluted earnings per shares. Adoption of this pronouncement is retroactive to prior reporting periods. Basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 are as follows:

                                                   Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                     2009         2008         2009         2008
                                                 ------------ ------------ ------------ ------------
Basic earnings per share
Net income                                       $   955,774  $   812,929  $ 1,478,494  $ 1,430,487
Income allocated to participating securities          (4,315)      (7,889)      (4,925)     (11,924)
                                                 ------------ ------------ ------------ ------------
Income available to common stockholders              951,459      805,040    1,473,569    1,418,563
Basic weighted average common shares outstanding  11,384,949   11,327,457   11,375,798   11,276,871
Basic earnings per share                         $      0.08  $      0.07  $      0.13  $      0.13

Diluted earnings per share
Net income                                       $   955,774  $   812,929  $ 1,478,494  $ 1,430,487
Income allocated to participating securities          (4,256)      (7,761)      (4,865)     (11,692)
                                                 ------------ ------------ ------------ ------------
Income available to common stockholders              951,518      805,168    1,473,629    1,418,795
Weighted average common shares outstanding        11,384,949   11,327,457   11,375,798   11,276,871
Diluted potential common shares                      163,130      188,720      142,151      225,849
Diluted weighted average common shares and
 potential common shares                          11,548,079   11,516,177   11,517,949   11,502,720
Diluted earnings per share                       $      0.08  $      0.07  $      0.13  $      0.12

         Equity awards of 930,947 shares were outstanding for the three and six months ended June 30, 2009, respectively, but not included in the computation of diluted earnings per share because the awards' impact on earnings per share was anti-dilutive. Equity awards of 554,077 and 548,885 shares were outstanding for the three and six months ended June 30, 2008, respectively, but not included in the computation of diluted earnings per share because the awards' impact on earnings per share was anti-dilutive.

7.   Inventories

         Inventories consist of the following:

                                        June 30,      December 31,
                                          2009            2008
                                     --------------  ---------------
          Raw materials              $   2,997,118    $   2,556,588
          Work-in-process                2,743,394        2,354,736
          Finished goods                 1,564,199          608,430
                                     --------------  ---------------
           Total                     $   7,304,711    $   5,519,754
                                     ==============  ===============


         Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead. Inventories increased from December 31, 2008 due to the planned inventory build up in preparation for moving some equipment to our Bedford manufacturing facility.

8.   Accrued Expenses

         Accrued expenses consist of the following:

                                        June 30,      December 31,
                                          2009            2008
                                     --------------  ---------------
           Payroll and benefits      $   1,433,817   $    1,380,901
           Clinical trial costs            762,889          285,500
           Professional fees               413,267          332,570
           Other                           541,772          326,248
                                     --------------  ---------------
            Total                    $   3,151,745   $    2,325,219
                                     ==============  ===============


9.   Guarantor Arrangements

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

10.  Long-term Debt

         On January 31, 2008, the Company entered into an unsecured Credit Agreement (the "Agreement") with Bank of America, under which the Company was provided with a revolving credit line through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. The Company recorded approximately $171,000 as deferred issuance costs, which is being amortized over the life of the long-term debt. The Company borrowed the maximum amount of $16,000,000 in 2008 to finance its new facility construction and validation capital project. On December 31, 2008, in accordance with the Agreement, the outstanding revolving credit loans were converted into a term loan with quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015. Long-term debt principal payments over the next five years are $1,600,000 per year.

         The Company made two quarterly principal payments of $400,000 on March 31, 2009 and June 30, 2009, respectively. The interest payable on our debt is determined based on either an interest rate based on LIBOR plus 0.75% or the lender's prime rate. As of June 30, 2009, the Company had an outstanding debt balance of $15,200,000, at an interest rate of 1.05%. The Company capitalized interest expense of $28,044 and $98,183 for the three and six months ended June 30, 2009, respectively, as part of construction in progress related to the Company's new facility build-out in accordance with SFAS No. 34, "Capitalization of Interest Costs."

11.  Income Taxes

         Income tax expense was $250,579 and $235,830 for the three months ended June 30, 2009 and 2008, respectively. Income tax expense was $488,667 and $563,431 for the six months ended June 30, 2009 and 2008, respectively. The effective tax rates were 20.8% and 22.5% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rates were 24.8% and 28.3% for the six months ended June 30, 2009 and 2008, respectively. The decrease in effective tax rate was primarily due to increases in research tax credits. During the first six months of 2009, there was no change to the Company's FIN 48 tax reserves. Our U.S. federal income tax returns for the years 2005, 2006, and 2007 remain subject to examination, and our state income tax returns for the years 2006 and 2007 remain subject to examination.

12.  Trademark Opposition

         On December 12, 2007, Colbar Lifescience Ltd. ("Colbar"), a subsidiary of Johnson and Johnson, filed an opposition proceeding before the U.S. Patent & Trademark Office's Trademark Trial & Appeal Board ("Trademark Board"), objecting to one of the Company's applications to register the trademark ELEVESS, alleging that the mark is confusingly similar to Colbar's previous mark EVOLENCE. The only potential relief available in this proceeding is the denial of the Company's trademark application; no damages or injunctive relief are possible. In October 2008, Colbar filed a petition with the Trademark Board requesting cancellation of the Company's second ELEVESS trademark that had been registered in September 2008. The Company believes Colbar's claim and recent petition are without merit, and has denied all substantive allegations in the notice of opposition, and the parties are exploring settlement possibilities. As of June 30, 2009, the carrying value of the intangible asset related to ELEVESS was $906,863 and the Company does not believe any impairment of the asset has occurred. Please also refer to Note 3 under "Long-lived Assets" for more discussions on the ELEVESS trade name intangible asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

     o our future sales and product revenues, including geographic expansions, possible retroactive price adjustments, and expectations of unit volumes or other offsets to price reductions;

     o our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;

     o    the timing, scope and rate of patient enrollment for clinical trials;

     o    development of possible new products;

     o our ability to achieve or maintain compliance with laws and regulations;

     o the timing of and/or receipt of the Food and Drug Administration ("FDA"), foreign or other regulatory approvals and/or reimbursement approvals of current, new or potential products, and any limitations on such approvals;

     o negotiations with potential and existing partners, including our performance under any of our existing and future distribution or supply agreements or our expectations with respect to sales and sales threshold milestones pursuant to such agreements;

     o the level of our revenue or sales in particular geographic areas and/or for particular products, and the market share for any of our products;

     o our current strategy, including our corporate objectives and research and development and collaboration opportunities;

     o our and Bausch & Lomb's performance under the existing supply agreement for certain of our ophthalmic viscoelastic products, our ability to remain the exclusive global supplier for AMVISC and AMVISC Plus to Bausch & Lomb, and our expectations regarding revenue from ophthalmic products;

     o our ability, and the ability of our distribution partner, to market our aesthetic dermatology product;

     o our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing projects, new distribution and revenue growth;

     o our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

     o our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

     o    our expectations regarding HYVISC sales;

     o our expectations regarding the development and commercialization of INCERT, and the market potential for INCERT;

     o our expectations regarding the timing of the HYDRELLE product launch and related sales in the U.S.;

     o our ability to license our aesthetics product to new distribution partners outside of the United States;

     o    our expectations regarding product gross margin;

     o our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

     o our expectations regarding the timing of our U.S. MONOVISC trials and related premarket approval ("PMA") filing with the FDA;

     o our expectations regarding the commencement of our clinical trial for CINGAL and our ability to obtain regulatory approvals for CINGAL;

     o our expectations regarding our existing aesthetics product's line extensions;

     o our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

     o the rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

     o our expectation for capital expenditures spending and decline in interest income;

     o possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

     o our expectations regarding our existing manufacturing facility and the new Bedford, MA facility, our expectations related to costs, including financing costs, to build-out and occupy the new facility, the timing of construction, and our ability to obtain FDA licensure for the facility;

     o    our abilities to comply with debt covenants;

     o our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

     o our plans to address the FDA's Warning Letter and Form 483 Notice of Observations and the impact any associated regulatory action would have on our business and operations; and

     o    our abilities to successfully defend our ELEVESS trademark.

         Furthermore, additional statements identified by words such as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," "outlook" and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward- looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the "Management's Discussions and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

         Anika Therapeutics, Inc. ("Anika," the "Company," "we," "us," or "our") was incorporated in 1992 as a Massachusetts company. Anika develops, manufactures and commercializes therapeutic products for tissue protection, healing and repair. These products are based on hyaluronic acid (HA), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Our currently manufactured and marketed products consist of ORTHOVISC(R), which is an HA product used in the treatment of some forms of osteoarthritis in humans; AMVISC(R), AMVISC(R) Plus, STAARVISC(TM)-II, and ShellGel(TM), each an injectable ophthalmic viscoelastic HA product. HYVISC(R), which is an HA product used in the treatment of equine osteoarthritis, and INCERT(R), an HA based anti-adhesive for surgical applications. ORTHOVISC(R) mini, a treatment for osteoarthritis targeting small joints is available in Europe. MONOVISC(TM), a single-injection osteoarthritis product based on our proprietary cross-linking technology is available in Europe and Turkey. In the U.S. and several countries in Latin America, ORTHOVISC is marketed by DePuy Mitek, Inc. ("DePuy Mitek"), a subsidiary of Johnson & Johnson (collectively, "JNJ"), under the terms of a licensing, distribution, supply and marketing agreement. Outside the U.S., ORTHOVISC has been approved for sale since 1996 and is marketed by distributors in approximately 20 countries. We developed and manufacture AMVISC(R) and AMVISC(R) Plus for Bausch & Lomb Incorporated under a multiyear supply agreement. We also produce STAARVISC(TM)-II, which is distributed by STAAR Surgical Company and Shellgel(TM) for Cytosol Ophthalmics, Inc. HYVISC(R) is marketed in the U.S. through Boehringer Ingelheim Vetmedica, Inc. INCERT(R) is currently marketed in three countries outside of the U.S. Our aesthetic dermatology business is designed to have a family of products for facial wrinkles and scar remediation. Our initial aesthetic dermatology product is approved in the U.S., EU, Canada and certain countries in South America. This product is marketed in the U.S. by CoApt Systems, Inc. ("CoApt") under the name of HYDRELLE(TM). Internationally, this product is marketed under the ELEVESS(TM) name. Products in development include a next generation joint health related products and aesthetics product line extension products.

Osteoarthritis Business

         Our joint health products include ORTHOVISC, ORTHOVISC mini, and MONOVISC. ORTHOVISC is available in the U.S., Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment for all joints, and is available in Europe and Turkey. ORTHOVISC mini, and MONOVISC are our two newest joint health products and became available during the second quarter of 2008. Our revenue from joint health products has increased 16.9% and 20.6% for the three and six months ended June 30, 2009 compared with the same periods in 2008. This increase is reflective of our continued focus in this therapeutic area, an area with favorable demographics of an aging population looking to remain active. Our strategy is to continue to add new products, to expand the indications for usage of the products, and to add additional countries to our distribution network. The joint health area has been the fastest growing area for the Company, growing from 39% of our product revenue in 2005 to 62% of our product revenue for the first six months of this year. We continue to seek new distribution partnerships around the world and we expect total joint health product sales to increase in 2009 compared to 2008.

Ophthalmic Business

         Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the three and six months ended June 30, 2009, sales of ophthalmic products contributed 28.3% and 29.6% of our product revenue, respectively. Ophthalmic sales decreased by 3.2% and 8.1% for the three and six month periods in 2009 compared to the same periods in 2008. The decrease in sales for the three and six month periods was primarily due to order timing and inventory management by our partners. Sales to Bausch & Lomb accounted for 96.0% and 94.8% of ophthalmic sales for the three and six months ended June 30, 2009, respectively, and contributed 27.2% and 28.1% of product revenue for the same periods.

Veterinary Business

         Sales of HYVISC, our veterinary product for the treatment of equine osteoarthritis, contributed 7.0% and 7.2% of our product revenue for the three and six months ended June 30, 2009, respectively, and decreased by 40.1% and 27.4% compared to the same periods in 2008. The decrease for these periods was primarily due to inventory management by our partner, Boehringer Ingelheim Vetmedica. We expect HYVISC sales in 2009 to be flat with or lower than 2008.

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

Aesthetic Dermatology Business

         Our aesthetic dermatology business is designed to have a family of products for facial wrinkles and scar remediation, and is intended to compete with collagen-based and other HA-based products currently on the market. Our initial aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is approved in Europe, Canada, the U.S. and certain countries in South America. This product is marketed in the U.S. by CoApt under the name of HYDRELLE(TM). Our distribution agreement with CoApt was signed in May 2009. We expect CoApt to begin selling the product in the third quarter of 2009. Internationally the product is marketed under the ELEVESS(TM) name. We continue to focus on the development and expansion of the product in additional countries.

Research and Development

         Products in development include next generation joint health related products. Our next generation osteoarthritis products include a single-injection treatment product that uses a non-animal source HA, and is our first osteoarthritis product based on our proprietary crosslinked HA-technology. This product has been branded as MONOVISC. We received Conformite Europeene (CE) Mark approval for the MONOVISC product in October 2007 and began sales in Europe during the second quarter of 2008, following a small, post marketing clinical study. In the U.S., we filed an Investigational Device Exemption, or an IDE application, with the FDA, and completed patient enrollment for our U.S. clinical trial in December of 2008. During the second quarter of 2009, we completed the clinical segment of the U.S. MONOVISC pivotal trial. We expect to complete the MONOVISC retreatment study in the U.S. and complete the PMA filing with the FDA later in 2009. Our second single-injection osteoarthritis product is CINGAL, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for a long period of time. We expect to commence a clinical study and file an application for CE Mark for CINGAL in 2009.

FDA Warning Letter

         In July 2008, we received a Warning Letter (the "Warning Letter") from the FDA in response to an earlier FDA Form 483 Notice of Observations issued to us following an inspection at our current manufacturing facility in Woburn, Massachusetts. We have fully cooperated with the FDA to address the issues in the Form 483 filing and have issued a response to the FDA's Warning Letter. We have developed a corrective action plan and we have provided the FDA with progress reports. On September 15, 2008, the FDA issued a letter to us indicating that the responses submitted by us were sufficient. The FDA did conduct a follow up inspection of the Company's Woburn facility and discussions are ongoing to address all issues and clear the Warning Letter as rapidly as possible. Product quality is the highest concern to us and we are committed to the continual improvement of our quality systems. Failure to comply with applicable regulatory requirements and to address the issues raised by the FDA in the Warning Letter could result in regulatory action. Any such regulatory action would be expected to have a material adverse effect on our business and operations.

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

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements of our Quarterly Reports on Form 10-Q for the three and six month periods ended June 30, 2009 and 2008, respectively, and our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," and Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," and EITF 07-1 "Accounting for Collaborative Arrangements," which became effective on January 1, 2009. Adoption of EITF 07-1 did not impact our financial statements for the three and six month periods ended June 30, 2009 and 2008.

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

Stock-based Compensation

         The Company accounts for stock-based compensation under the provisions SFAS No. 123R ("SFAS 123R"), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

         The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the exercise price of the award, the expected award term, the expected volatility of the Company's stock over the award's expected term, the risk-free interest rate over the award's expected term, and the Company's expected annual dividend yield. The Company uses historical data on exercise of stock options and other factors to estimate the expected term of share-based awards. The Company also evaluates forfeitures periodically and adjusts accordingly. The expected volatility assumption is based on the unadjusted historical volatility of the Company's common stock. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost on a graded-vesting basis over the awards' expected vesting periods. The Company assesses probability on a quarterly basis.

Income Taxes

         The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. It is the Company's policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

         We record a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse. As of June 30, 2009, management determined that it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance has not been recorded.

Asset Valuation

         Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, investments, inventories, and intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, and the age of the receivable. The determination of whether unrealized losses on investments are other than temporary is based upon the type of investments held, market conditions, length of the impairment, magnitude of the impairment and ability to hold the investment to maturity. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired. The recoverability of inventories is based upon the types and levels of inventory held and forecasted demand. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Intangible assets are evaluated based upon the expected period the asset will be utilized, forecasted cash flows, and customer demand. Our intangible asset consists of our ELEVESS trade name. During the second quarter of 2009, we signed an exclusive distribution agreement with CoApt for the distribution in the United States of Anika's aesthetic dermatology products for facial wrinkles.

CoApt is marketing this product under the name HYDRELLE(TM), which caused the Company to perform a recoverability test in accordance with SFAS No. 144 requirements in order to determine if the carrying value for the ELEVESS trade name was impaired. Our existing aesthetic dermatology product continues to be marketed outside of the U.S. under the ELEVESS(TM) name. The analysis concluded that the undiscounted cash flow exceeds the carrying value of the ELEVESS asset group. Significant assumptions underlying the recoverability of the intangible asset include: future cash flow, growth projections, product life cycle and useful life assumptions. The ultimate recoverability of the asset is dependent on us securing additional distributors. Recoverability of the carrying value of the asset may also be impacted by the outcome of the pending trade name opposition. Changes in these assumptions could materially impact the Company's ability to realize the value of its intangible asset.

         On January 1, 2009, the Company adopted FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption did not have an impact on our financial position and results of operations for the three and six month periods ended June 30, 2009.

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

Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008.

Product Revenue

         Product revenue for the quarter ended June 30, 2009 was $8,770,763, an increase of $391,827 or 4.7%, compared to $8,378,936 for the quarter ended June 30, 2008. Product revenue for the six months ended June 30, 2009 was $17,289,836, an increase of $1,043,371 or 6.4%, compared to $16,246,465 for the six months ended June 30, 2008.

                          Three Months Ended June 30,             Increase (Decrease)
                       ----------------------------------  ----------------------------------
                             2009              2008                $                 %
                       ----------------  ----------------  ----------------  ----------------
Joint Health           $     5,568,685   $     4,765,474    $      803,211             16.9%
Ophthalmic                   2,480,923         2,562,218           (81,295)            -3.2%
Veterinary                     611,600         1,020,394          (408,794)           -40.1%
Aesthetics                      88,080            13,050            75,030                NM
Other                           21,475            17,800             3,675                NM
                       ----------------  ----------------  ----------------
                       $     8,770,763   $     8,378,936   $       391,827              4.7%
                       ================  ================  ================

NM - Not meaningful

                          Six Months Ended June 30,               Increase (Decrease)
                       ----------------------------------  ----------------------------------
                             2009              2008                $                 %
                       ----------------  ----------------  ----------------  ----------------
Joint Health           $    10,718,327   $     8,887,654   $     1,830,673             20.6%
Ophthalmic                   5,126,175         5,580,889          (454,714)            -8.1%
Veterinary                   1,248,935         1,721,017          (472,082)           -27.4%
Aesthetics                     138,174            16,050           122,124                NM
Other                           58,225            40,855            17,370                NM
                       ----------------  ----------------  ----------------
                       $    17,289,836   $    16,246,465   $     1,043,371              6.4%
                       ================  ================  ================

NM - Not meaningful

         Our joint health products consist of ORTHOVISC, ORTHOVISC mini and MONOVISC, the latter two of which are currently only available outside the United States. Revenue from joint health products increased $803,211, or 16.9%, in the second quarter of 2009 from the second quarter of 2008. For the six months ended June 30, 2009, joint health product sales increased $1,830,673, or 20.6% compared with the same period in 2008. The improvement in joint health product revenue for the three and six months ended June 30, 2009 was primarily due to increases in domestic ORTHOVISC and international MONOVISC revenue. Our U.S. joint health product revenue in the second quarter of 2009 totaled $4,096,281, compared to $3,193,897 in the same period last year, an increase of 28.3%. Our U.S. joint health product revenue for the six months ended June 30, 2009 totaled $7,759,483, compared to $6,480,770 in the same period last year, an increase of 19.7%. The increase reflects DePuy Mitek's underlying sales increases to end-users of 32.6% and 31.8% for the three and six months ended June 30, 2009 compared to the same periods in 2008, reflecting their increased marketing efforts. International joint health product revenue in the second quarter of 2009 decreased 6.3% to $1,472,404, from $1,571,577 in the second quarter last year. International joint health product revenue in the six months ended June 30, 2009 increased 22.9% to $2,958,844, from $2,406,884 in the same period last year. The decrease in international revenue in the second quarter of 2009 was primarily due to decreased product shipments to Turkey and Italy. The increase in international revenue during the six months ended June 30, 2009 was due to increased product shipments to France, Turkey, Egypt, and Hungary. We expect joint health product revenue to increase in 2009 compared to 2008, both domestically and internationally.

         Our sales of ophthalmic products decreased $81,295, or 3.2%, and $454,714, or 8.1% for the three and six months ended June 30, 2009, respectively, as compared with the same periods last year. The change in ophthalmic product sales for the three and six months period was primarily related to order timing and inventory management by our partners.

         Sales of HYVISC, our veterinary product, decreased 40.1% and 27.4% for the three and six months ended June 30, 2009 compared with the same periods last year. The decrease for the period was primarily due to inventory management by our partner, Boehringer Ingelheim Vetmedica. We expect HYVISC revenue in 2009 to be flat with or lower than in 2008.

         Sales of our aesthetics product increased $75,030 and $122,124 for the three and six months ended June 30, 2009 as compared to the same periods last year. ELEVESS revenue for both periods was primarily a result of our limited direct marketing efforts in the United States. During the second quarter of 2009, the Company signed an exclusive distribution agreement with CoApt for the distribution of our aesthetic dermatology products in the U.S. under the name HYDRELLE(TM). In key markets outside of the U.S., we continue to seek marketing and distribution partners to commercialize ELEVESS.

         Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the quarter ended June 30, 2009 was $752,913 compared to $681,253 for the same period last year. For the six month period ended June 30, 2009, licensing, milestone and contract revenue was $1,434,164 compared to $1,362,503 for the same period last year. The increase was due to a new product development contract with an existing distributor. Licensing and milestone revenue includes the ratable recognition of $27,000,000 in up-front and milestone payments related to the JNJ agreement. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $675,000 per quarter through the fourth quarter of 2013.

         Product gross profit. Product gross profit for the three and six month periods ended June 30, 2009 were $5,476,603 and $10,784,010, respectively, or 62.4% of product revenue. Product gross profit for the three and six month periods ended June 30, 2008 were $4,734,406 and $9,385,865, or 56.5% and 57.8%
of product revenue, respectively. The increases in product gross profit dollars for the three and six month periods in 2009 were primarily due to higher product sales and more favorable product mix compared to the same periods in 2008.

         Research & development. Research and development expenses for the quarter ended June 30, 2009 was $2,286,229, an increase of $641,610, or 39.0%, compared to $1,644,619 for the quarter ended June 30, 2008. For the six months ended June 30, 2009, research and development expenses were $4,480,537, an increase of $1,327,578, or 42.1%, compared to $3,152,959 for the same period in 2008. The increases in research and development expenses for the three and six month periods were primarily related to our U.S.-based clinical trials for MONOVISC, U.S.-based post-approval clinical trial for our aesthetics product, and manufacturing validation activities at our Bedford facility, as well as other continuing new product development projects. We expect research and development expenses will continue to increase but at a slower rate in the future related to next generation joint health products, our aesthetics product line extension products, and other research and development programs in the pipeline.

         Selling, general & administrative. Selling, general and administrative expenses for the quarter ended June 30, 2009 was $2,735,552, a decrease of $144,604, or 5.0%, compared to $2,880,156 for the quarter ended June 30, 2008. For the six months ended June 30, 2009, selling, general and administrative expenses were $5,770,534, a decrease of $178,238, or 3.0% compared to $5,948,772 for the same period in 2008. The decreases in the three and six month periods were primarily the result of lower personnel related costs and marketing expenses, which more than offset the increase in operating expenses related to the new manufacturing facility in Bedford. Prior year's spending also included marketing expenses related to MONOVISC and ORTHOVISC mini launches. We expect that general and administrative expenses in 2009 to be higher than 2008.

         Interest income (expense), net. Net interest expense for the three months ended June 30, 2009 was $1,382 compared to a net interest income of $157,875 for the same period last year. For the six months ended June 30, 2009, net interest income was $58, a decrease of $347,281 from the same period last year. The decrease was primarily attributable to lower interest rates as a result of the current rate environment. The net expense for the three months ended June 30, 2009 represents interest expense related to our facilities' asset retirement obligations.

         Income taxes. Provisions for income taxes were $250,579 and $235,830 for the three months ended June 30, 2009 and 2008, respectively. Provisions for income taxes were $488,667 and $563,431 for the six months ended June 30, 2009 and 2008, respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 were 24.8% and 28.3%, respectively. The decrease in effective tax rate was primarily due to an increase in research credits in 2009. During the six months ended June 30, 2009, there was no change to the Company's FIN 48 tax reserves. Our U.S. federal income tax returns for the years 2005, 2006, and 2007 remain subject to examination, and our state income tax returns for the years 2006 and 2007 remain subject to examination.

Liquidity and Capital Resources

         We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund these uses will increase as the scope of our operations expands. Prior to 2008, we funded our cash requirements from available cash and investments on hand. In 2008, we borrowed from a line of credit with Bank of America to partially fund our Bedford, Massachusetts facility capital project. At June 30, 2009, cash and cash equivalents totaled $39,549,558 compared to $43,193,655 at December 31, 2008.

         Cash used in operating activities was $285,618 for the six months ended June 30, 2009 compared with cash provided by operating activities of $881,619 for the six months ended June 30, 2008. This change was primarily due to increases in inventory and accounts receivable partially offset by the timing of payments to vendors.

         Cash used in investing activities was $2,565,804 for the six months ended June 30, 2009, compared to $8,106,719 for the six months ended June 30, 2008. During the first six months in 2009, cash used in investing activities was due to approximately $2.6 million in capital expenditures related to our new facility. During the first six months in 2008, cash used in investing activities was due to approximately $11.6 million in capital expenditures related to our new facility, partially offset by the maturity in February 2008 of a short-term tax exempt municipal bond of $3,500,000, which was purchased in February of 2007. We expect our capital expenditures in 2009 to decrease compared to 2008 as the new facility capital project winds down. The new facility capital project cost is approximately $32 million (including interior construction, equipment, furniture and fixtures). At June 30, 2009, there was approximately $2 million of remaining costs to be spent during the remainder of 2009. Construction commenced in May 2007 and validation of the facility is expected to be completed in late 2009. We expect to occupy our existing manufacturing facility through the first quarter of 2010 and begin some manufacturing at the Bedford, Massachusetts facility in late 2009. There can also be no assurance that we will be successful in qualifying the new facility under FDA and European Union regulations.

         Cash used in financing activities was $792,675 for the first six months in 2009, which was due to our principal payments on the long-term debt in the amount of $800,000. This was partially offset by small amounts from employee stock exercise proceeds and related tax benefits. Cash provided by financing activities was $8,619,010 for the first six months ended June 30, 2008 as a result of the $8,000,000 borrowed under the Company's unsecured credit facility, and proceeds of $476,811 from employee stock option exercises, and a tax benefit from the exercise of stock options of $229,920. This was partially offset by debt issuance costs of $87,721.

Recent Accounting Pronouncements

         On January 1, 2009, we adopted the following new accounting pronouncements:

         FASB EITF Issue No. 07-1 ("EITF 07-1"), "Accounting for Collaborative Arrangements". EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogous authoritative accounting literature, or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9. EITF 07-1 was applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. Adoption of EITF 07-1 did not impact our financial statements for the three and six month periods ended June 30, 2009 and 2008.

         FASB Staff Position EITF Issue 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments are included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for the Company in 2009. The adoption of EITF Issue 03-6-1 did not have a material impact on the Company's earnings per share calculations.

         FASB SFAS No. 141(R), "Business Combinations", revised SFAS No. 141, "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The adoption did not have a material impact on our financial statements.

         FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. The adoption of this pronouncement did not impact our financial statements in the three and six months ended June 30, 2009.

         On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

         Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred through August 5, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

         Effective this quarter, the Company also implemented FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"). FSP FAS 107-1 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair value of the Company's long term debt instrument on a quarterly basis. Since FSP FAS 107-1 addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations. The carrying value of our debt instrument was $15,200,000 at June 30, 2009. The estimated fair value of our debt instrument was approximately $14,400,000 at June 30, 2009. The fair value was estimated using market observable inputs and interest rate measurements.


Contractual Obligations and Other Commercial Commitments

         We expect to incur significant capital investments related to the build-out and validation of our new facility in Bedford, Massachusetts. This capital project is being financed with cash on hand and debt. On January 31, 2008, we entered into an unsecured credit agreement with Bank of America (the "Credit Agreement"). Under the Credit Agreement we were provided with a revolving credit line through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. We borrowed the maximum amount of $16,000,000 in 2008 to finance our new facility construction and validation capital project. On December 31, 2008, the outstanding revolving credit loans were converted into a term loan, in accordance with the terms of the Credit Agreement, with quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015. Long-term debt principal payments over the next five years are $1,600,000 per year. We commenced making quarterly principal payments in 2009. Total debt outstanding was $15,200,000 as of June 30, 2009. Construction of this new facility commenced in May 2007 and validation is expected to be completed in 2009. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2008.

         As of June 30, 2009, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 and SFAS No. 161. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

         Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have two supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for the two contracts on our financial statements were immaterial during the first six months of 2009. Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of June 30, 2009, we were subject to interest rate risk on $15.2 million of variable rate debt. The interest payable on our debt is determined based on either an interest rate based on LIBOR plus 0.75% or the lender's prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of June 30, 2009, we would have a decrease in future annual cash flows of approximately $145,000 for every 1% increase in the interest rate over the next twelve month period.

ITEM 4.     CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, ("Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

         (b) Changes in internal controls over financial reporting.

         There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2009 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

         On December 12, 2007, Colbar Lifescience Ltd. ("Colbar"), a subsidiary of Johnson & Johnson, filed an opposition proceeding before the U.S. Patent & Trademark Office's Trademark Trial & Appeal Board ("Trademark Board"), objecting to one of the Company's applications to register the trademark ELEVESS, alleging that the mark is confusingly similar to Colbar's previous mark EVOLENCE. The only potential relief available in this proceeding is the denial of the Company's trademark application; no damages or injunctive relief are possible. In October 2008, Colbar filed a petition with the Trademark Board requesting cancellation of the Company's second ELEVESS trademark that had been registered in September 2008. The Company believes Colbar's claim and recent petition are without merit, and has denied all substantive allegations in the notice of opposition, and the parties are exploring settlement possibilities. As of June 30, 2009, the carrying value of the intangible asset related to ELEVESS was $906,863. The Company does not believe any impairment of the asset has occurred.

Item 1A.    RISK FACTORS

         There have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 5, 2009. The proposals before our stockholders and the results of voting on such proposals were as noted below.

(1)      The stockholders of the Company elected Drs. Joseph L. Bower and Eugene
         A. Davidson to serve on the Board of Directors as Class I directors until the Annual Meeting of Stockholders to be held in 2012 and until their respective successors are duly elected and qualified. The tabulation of votes with respect to the election of such directors is as follows:

             -------------------------------------------------------------------
                                                    Number of Shares
             -------------------------------------------------------------------
                                           Votes For             Votes Withheld
             -------------------------------------------------------------------
             Joseph L. Bower               6,220,864               4,372,979
             -------------------------------------------------------------------
             Eugene A. Davidson            7,704,344               2,889,499
             -------------------------------------------------------------------

         Following the meeting, the Company's Board of Directors consists of Charles H. Sherwood, Joseph L. Bower (Lead Director), Eugene A. Davidson, Raymond J. Land, John C. Moran and Steven E. Wheeler.

(2) The stockholders of the Company approved the Company's Amended and Restated 2003 Stock Option and Incentive Plan (the "Plan"). The tabulation of votes with respect to the approval of the Plan is as follows:

             -------------------------------------------------------------------
                                      Number of Shares
             -------------------------------------------------------------------
                    Votes For           Votes Against         Votes Abstained
             -------------------------------------------------------------------
                    5,172,603             1,304,421               18,249
             -------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit No.                           Description
-------------  -----------------------------------------------------------------

(10)           Material Contracts

10.1 Letter Agreement, dated April 27, 2009, by and between the Company and Frank J. Luppino, incorporated herein by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on May 29, 2009.

10.2 Anika Therapeutics, Inc. Amended and Restated 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on June 11, 2009.

(11)           Statement Regarding Computation of Per Share Earnings

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

---------------------------
*        Filed herewith.

**       Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ANIKA THERAPEUTICS, INC.

August 5, 2009                               By:  /s/ KEVIN W. QUINLAN
                                                  ------------------------------
                                                  Kevin W. Quinlan
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)