Form 10-Q
period 2010-03-31
ANIKA THERAPEUTICS INC
filed 2010-05-10
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 29, 2010, there were 13,477,647 outstanding shares of Common Stock, par value $.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,167,641	$24,426,990
Accounts receivable, net of reserves of $127,196 at March 31, 2010, and $29,261 at December 31, 2009	12,706,601	11,831,438
Inventories	8,785,265	8,441,079
Current portion deferred income taxes	2,183,827	2,183,827
Prepaid expenses and other	2,934,507	2,921,283
Total current assets	49,777,841	49,804,617
Property and equipment, at cost	47,750,361	47,172,403
Less: accumulated depreciation	(11,747,765)	(11,424,788)
	36,002,596	35,747,615
Long-term deposits and other	414,202	413,228
Intangible asset, net	31,059,216	33,577,451
Deferred income taxes	2,805,632	3,506,362
Goodwill	7,182,830	7,652,253
Total Assets	$127,242,317	$130,701,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,013,929	$6,366,944
Accrued expenses	4,664,747	5,816,170
Deferred revenue	2,700,000	2,751,467
Current portion of long-term debt	1,600,000	1,600,000
Total current liabilities	15,978,676	16,534,581
Other long-term liabilities	1,820,653	1,818,383
Long-term deferred revenue	7,424,996	8,099,996
Deferred tax liability	8,336,619	9,305,064
Long-term debt	12,400,000	12,800,000
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 13,459,021 shares issued and outstanding at March 31, 2010, 13,418,772 shares issued and outstanding at December 31, 2009	134,590	134,188
Additional paid-in-capital	61,021,738	60,539,768
Accumulated other comprehensive items	(2,058,781)	—
Retained earnings	22,183,826	21,469,546
Total stockholders’ equity	81,281,373	82,143,502
Total Liabilities and Stockholders’ Equity	$127,242,317	$130,701,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009
Product revenue	$11,642,050	$8,519,073
Licensing, milestone and contract revenue	824,037	681,251
Total revenue	12,466,087	9,200,324

Operating expenses:
Cost of product revenue	5,123,675	3,211,666
Research & development	1,875,644	2,194,308
Selling, general & administrative	4,288,978	3,034,982
Total operating expenses	11,288,297	8,440,956
Income from operations	1,177,790	759,368
Interest income (expense), net	(49,920)	1,440
Income before income taxes	1,127,870	760,808
Provision for income taxes	413,590	238,088
Net income	$714,280	$522,720
Basic net income per share:
Net income	$0.06	$0.05
Basic weighted average common shares outstanding	12,614,808	11,366,545
Diluted net income per share:
Net income	$0.05	$0.05
Diluted weighted average common shares outstanding	13,628,376	11,496,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$714,280	$522,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	850,899	333,460
Stock-based compensation expense	302,558	200,357
Deferred income taxes	436,711	(68,404)
Provision for inventory	234,784	62,604
Changes in operating assets and liabilities:
Accounts receivable	(1,202,516)	(1,064,596)
Inventories	(670,972)	(440,182)
Prepaid expenses, other current and long-term assets	(37,307)	(246,463)
Accounts payable and accrued expenses	65,253	172,970
Deferred revenue	(726,467)	(675,280)
Income taxes payable	—	43,544
Other long-term liabilities	52,262	60,904
Net cash provided by (used in) operating activities	19,485	(1,098,366)

Cash flows from investing activities:
Purchase of property and equipment, net	(785,492)	(1,268,586)
Net cash used in investing activities	(785,492)	(1,268,586)

Cash flows from financing activities:
Principal payment on debt	(400,000)	(400,000)
Proceeds from exercise of stock options	175,897	—
Net cash used in financing activities	(224,103)	(400,000)

Exchange rate impact on cash and cash equivalents	(269,239)	—

Decrease in cash and cash equivalents	(1,259,349)	(2,766,952)
Cash and cash equivalents at beginning of period	24,426,990	43,193,655
Cash and cash equivalents at end of period	$23,167,641	$40,426,703

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$150,000
Interest paid	$51,555	$61,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (together with its subsidiaries, “Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing, and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.

On December 30, 2009, Anika Therapeutics, Inc. entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Fidia Farmaceutici S.p.A. (“Fidia”), a privately held Italian corporation, pursuant to which the Company acquired 100% of the issued and outstanding stock of Fidia Advanced Biopolymers S.r.l., a privately held Italian corporation (“FAB”), for a purchase price consisting of $17.1 million in cash and 1,981,192 shares of the Company’s common stock.

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

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of March 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any future periods.

3.	Recent Accounting Pronouncements

In September 2009, the EITF issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration, and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement.”  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

                In April 2010, the EITF issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions.  It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

4.	Stock-Based Compensation

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the three months ended March 31, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2010	March 31, 2009
Risk-free interest rate	1.88%	1.54%
Expected volatility	62.08%	59.39%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $302,558 and $200,357 of share-based compensation expense for the three months ended March 31, 2010 and 2009 respectively, for equity compensation awards.  The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees.

Stock Option Plan

The Company has reserved 2,350,000 shares of common stock for grant to employees, directors, consultants and advisors under the 2003 Plan. The Company issues new shares upon share option exercises from its authorized shares. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company’s stock-based awards contain service or performance conditions.  Awards generally vest annually over 3 to 4 years. Awards have 10-year contractual terms.

5.	Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification 260, Earnings Per Share (ASC 260), (formerly SFAS No. 128, Earnings per Share), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

Effective January 1, 2009, the Company adopted Accounting Standards Codification 260-10, Earnings Per Share (ASC 260-10), (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). ASC 260-10 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments are included in the calculation of basic and diluted earnings per share.  Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Basic earnings per share
Net income	$714,280	$522,720
Income allocated to participating securities	(1,525)	(2,384)
Income available to common stockholders	712,755	520,336
Basic weighted average common shares outstanding	12,614,808	11,366,545
Basic earnings per share	$0.06	$0.05

Diluted earnings per share
Net income	$714,280	$522,720
Income allocated to participating securities	(1,413)	(2,358)
Income available to common stockholders	712,867	520,362
Weighted average common shares outstanding	12,614,808	11,366,545
Diluted potential common shares	1,013,568	129,973
Diluted weighted average common shares and potential common shares	13,628,376	11,496,518
Diluted earnings per share	$0.05	$0.05

In connection with the acquisition of FAB on December 30, 2009, the Company issued 1,981,192 shares of Anika common stock.  As part of this transaction, 800,000 of these shares were to be held in escrow for one year.  These 800,000 shares are included in the diluted potential common shares but are excluded from the basic earnings per share calculation.

Equity awards of 1,223,888 and 1,021,404 shares were outstanding for the three months ended March 31, 2010 and 2009, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

6.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$2,414,058	$2,535,496
Work-in-process	3,996,295	3,188,241
Finished goods	2,374,912	2,717,342
Total	$8,785,265	$8,441,079

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.	Intangible Assets

On December 30, 2009, in connection with the acquisition of FAB, the Company purchased various intangible assets.  The Company evaluated the various intangibles and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangibles.  The in-process research and development intangible assets initially have indefinite lives and will be reviewed periodically to assess the project status, valuation and disposition including write-off for abandoned projects.  Until such determination, they are not amortized.

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

Intangible assets as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010			December 31, 2009
	Gross Value	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed Technology	$14,736,893	$251,997	$14,484,896	$15,700,000	15
In-Process Research & Development	10,606,808	-	10,606,808	11,300,000	Indefinite
Distributor Relationships	4,411,681	226,315	4,185,366	4,700,000	5
Patents	951,081	15,048	936,033	1,000,000	16
Elevess trade name	1,000,000	153,887	846,113	877,451	7
Total	$31,706,463	$647,247	$31,059,216	$33,577,451

The aggregate amortization expense related to intangible assets was $524,698 for the three months ended March 31, 2010.  The estimated annual amortization expense for the next five years is expected to be approximately $2.2 million.

The change in the Goodwill balance from December 31, 2009 is due to the cumulative currency translation adjustment as a result of the foreign exchange rate fluctuation during the three months ended March 31, 2010.

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
Payroll and benefits	$1,265,605	$2,137,067
Professional fees	532,053	1,470,007
Clinical trial costs	115,552	129,509
Advanced payments received and due to participants under FAB research grants	1,525,356	1,625,044
Other	1,226,181	454,543
Total	$4,664,747	$5,816,170

9.	Commitments and Contingencies

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

On January 31, 2008, the Company entered into an unsecured Credit Agreement (the “Agreement”) with Bank of America, under which the Company was provided with a revolving credit line through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. The Company recorded approximately $171,000 as deferred issuance costs, which is being amortized over the term of the long-term debt of eight years. The Company borrowed the maximum amount of $16,000,000 in 2008 to finance its new facility construction and validation capital project. On December 31, 2008, in accordance with the Agreement, the outstanding revolving credit loans were converted into a term loan with quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015.  Long-term debt principal payments over the next five years are $1,600,000 per year.

The Company made four quarterly principal payments during the year ended December 31, 2009, and a quarterly principal payment of $400,000 on March 31, 2010.  The interest payable on our debt is determined, at the Company’s option, based on either LIBOR plus 1.25% or the lender’s prime rate.  As of March 31, 2010, the Company had an outstanding debt balance of $14,000,000, at an interest rate of 1.51%. The Company capitalized interest expense of $0 and $70,139 for the three months ended March 31, 2010, and 2009, respectively, as part of construction in progress related to the Company’s new facility build-out in accordance with ASC 835-20, Capitalization of Interest Costs.

11.	Income Taxes

Income tax expense was $413,590 and $238,088 for the three months ended March 31, 2010 and 2009, respectively.    The effective tax rates were 36.7% and 31.3% for the three months ended March 31, 2010 and 2009, respectively.  The increase in the effective tax rate was primarily due to a lower investment tax credit in 2010 compared to 2009, as well as the expiration of the federal research and development tax credit during 2010.  During the first three months of 2010, there was no change to the Company’s ASC 740 tax reserves.   The Company is in the process of completing an audit by the Massachusetts Department of Revenue (“DOR”) for the years 2006 and 2007, and the Company does not expect a material charge as a result of this audit.  Our U.S. federal income tax returns for the years 2006 to 2008 remain subject to examination, and our state income tax return for 2008 remains subject to examination.

12.	Pro-Forma Financial Information

The FAB operating results for the first quarter of 2009 are not included in the financial results of the Company for that period as the acquisition occurred on December 30, 2009.   The following unaudited pro-forma summary presents consolidated information of the Company as if FAB had been acquired as of January 1, 2009, compared with the Company’s actual results for the three months ended March 31, 2010:

	Three Months Ended March 31,
	2010	2009
	Consolidated	Pro forma combined
	(unaudited)	(unaudited)
Total revenue	$12,466,087	$10,843,483
Net income	714,280	(681,953)
Diluted net income per share:
Net income	$0.05	$(0.05)
Diluted weighted average common shares outstanding	13,628,376	13,477,710

13.	Related Party

In connection with the acquisition of FAB by Anika on December 30, 2009, Fidia acquired ownership of 1,981,192 shares of the Company's common stock, or approximately 14.8% of the outstanding shares of the Company as of December 30, 2009.  As of March 31, 2010, Fidia owns approximately 14.7% of the outstanding shares of the Company.

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

Historically FAB has relied on Fidia, its former parent company, for a several functional activities.  In connection with the purchase of FAB, the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement.  In addition, accounting and purchasing will be performed by Fidia on behalf of FAB during 2010 under a services agreement.  Finally, Fidia has agreed to promote FAB's products in Italy through its existing 140 person sales force.  At March 31, 2010, FAB had a net payable to Fidia for past products and services of $3.9 million.

14.	Segment, Customer and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2010	2009
Orthopedic/Joint Health	$6,921,494	$5,149,642
Advanced Wound Care	688,694	-
Ophthalmic	2,584,458	2,645,252
Post Surgical	578,547	36,750
Aesthetics	197,513	50,094
Veterinary	671,344	637,335

	$11,642,050	$8,519,073

Product revenue by significant customers as a percentage of total product revenue is as follows:

	Percent of Product Revenue
	Three Months Ended March 31,
	2010	2009
Depuy Mitek	45.5%	43.0%
Bausch & Lomb Incorporated	21.3%	29.1%
Boehringer Ingelheim Vetmedica	5.8%	7.5%
Biomeks	2.3%	5.5%
	74.9%	85.1%

As of March 31, 2010, five customers represented 58% of the Company’s accounts receivable balance, and as of December 31, 2009, five customers represented 53% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenue, for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010		2009
		Percent of		Percent of
	Revenue	Revenue	Revenue	Revenue
Geographic location:
United States	$8,378,266	72.0%	$6,135,564	72.0%
Europe	2,546,682	21.9%	1,483,368	17.4%
Other	717,102	6.1%	900,141	10.6%
Total	$11,642,050	100.0%	$8,519,073	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	our future sales and product revenues, including geographic expansions, possible retroactive price adjustments, and expectations of unit volumes or other offsets to price reductions;

•	our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;

•	the timing, scope and rate of patient enrollment for clinical trials;

•	the development of possible new products;

•	our ability to achieve or maintain compliance with laws and regulations;

•	our expectations regarding the result of the audit by the Massachusetts Department of Revenue for the years 2006 and 2007;

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

•	our ability, and the ability of our distribution partner, to market our aesthetic dermatology product;

•	our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distributors, product sales and revenue growth;

•	our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•	our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

•	our expectations regarding HYVISC sales;

•	our expectations regarding HYDRELLE product sales in the U.S.;

•	our ability to license our aesthetics product to new distribution partners outside of the United States;

•	our expectations regarding product gross margin;

•	our expectations regarding our U.S. MONOVISC trials and the timing of the related premarket approval (“PMA”) filing with the FDA, including the anticipated timing thereof;

•	our expectations regarding our existing aesthetics product’s line extensions;

•	our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

•	the rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

•	our expectation for capital expenditures spending and decline in interest income;

•	possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•	our expectations regarding our existing manufacturing facility and the Bedford, MA facility;

•
our expectations related to costs, including financing costs, to build-out and occupy the new Bedford, MA facility, the timing of construction, and our ability to obtain FDA licensure for the facility;

•	our expectation regarding the impact of our Bedford, MA facility and annual depreciation expense;

•	our abilities to comply with debt covenants;

•	our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

•
our ability to successfully integrate Fidia Advanced Biopolymers, our recently acquired subsidiary (“FAB”), into the Company and manage the operation from one with losses, into a company generating profits;

•	our ability to integrate our research and development activity with those of FAB and effectively prioritize the many projects underway at both companies;

•	our ability to obtain U.S. approval for the orthopedic and other products of FAB and to expand sales of these products in the U.S.; and

•	our ability to directly commercialize MONOVISC and the FAB products directly to customers, and the potential increase in expenses associated therewith.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

Management Overview

Anika Therapeutics, Inc. (together with its subsidiaries, “Anika,” the “Company,” “we,” “us,” or “our”) develops, manufactures and commercializes therapeutic products for tissue protection, healing, and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.

On December 30, 2009, Anika entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Fidia Farmaceutici S.p.A., a privately held Italian corporation (“Fidia”) pursuant to which the Company acquired 100% of the issued and outstanding stock of Fidia Advanced Biopolymers S.r.l., a privately held Italian corporation (“FAB”), for a purchase price consisting of $17.1 million in cash and 1,981,192 shares of the Company’s common stock valued at $16.8 million based on the closing stock price of $8.49 per share on December 30, 2009.

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

	Anika	FAB
Orthopedic/joint health	X	X
Advanced wound care		X
Ophthalmic surgery	X
Post Surgical	X	X
Aesthetic dermatology	X
Veterinary	X

Orthopedic/Joint Health Business

Anika’s orthopedic/joint health business contributed 59% to our product revenue in the three months ended March 31, 2010.  FAB products added $408,731 to orthopedic/joint health revenue during the three months ended March 31, 2010, and were not included in revenue during the same period last year.  Our joint health products include ORTHOVISC, ORTHOVISC mini, and MONOVISC. ORTHOVISC is available in the U.S., Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in Turkey and Canada. ORTHOVISC mini and MONOVISC are our two newest joint health products and became available during the second quarter of 2008.

Anika has marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 8% of product revenue for the three months ended March 31, 2010. Our strategy is to continue to add new products, to expand the indications for usage of these products, and to add additional countries to our distribution network. The joint health area has been the fastest growing area for the Company, growing from 39% of our product revenue in 2005 to 56% of our product revenue in the three months ended March 31, 2010. We continue to seek new distribution partnerships around the world and we expect total joint health product sales to increase in 2010 compared to 2009.

With the acquisition of FAB, we now offer several additional products used in connection with orthopedic regenerative medicine.  The products currently available in Europe, include Hyalograft C Autograft for cartilage regeneration; Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells; Hyalonect, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration.  Through FAB we offer Hyaloglide, an ACP gel used in tenolysis treatment, but with potential for flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis.  FAB’s products are commercialized directly in Italy, and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea.  Anika believes that the U.S. market offers excellent expansion potential to increase revenue, and this will be a major focus area for the Company.

 Advanced Wound Care Business

With the FAB acquisition, the Company has now entered the field of advanced wound care products.  FAB offers nine products for treatment of skin wounds ranging from burns to diabetic ulcers.  The products cover a variety of wound treatment solutions, including debridement agents, advanced therapies and skin substitutes. FAB’s leading products include Hyalograft 3D Autograft, for the regeneration of skin; and Hyalomatrix and Hyalofill, for the treatment of burns and ulcers.  Hyalomatrix is the only product not contra-indicated for 3rd degree burns.  FAB’s products are commercialized directly in Italy, and sold through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea.  Several of the products are also approved for sale in the United States, and the Company is currently exploring distribution opportunities.  Sales of our advanced wound care products were $688,694 for the three months ended March 31, 2010.

Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the three months ended March 31, 2010, sales of ophthalmic products contributed 22% of our product revenue reflecting a decrease in sales of ophthalmic products of 2% compared to the same period in 2009. Sales to Bausch & Lomb accounted for 96% of ophthalmic sales for 2010 and contributed 21% of product revenue for the three months ended March 31, 2010.

Post Surgical

INCERT, approved for sale in Europe and Turkey, is a chemically modified, cross-linked HA, for the prevention of post-surgical adhesions.  With the acquisition of FAB, we now offer Hyalobarrier and Hyalobarrier Endo, two clinically proven post operative adhesion barriers approved for abdominal indications.  The products are currently commercialized in Europe, the Middle East and certain Asian countries through a distribution network.  Sales of our Anti-adhesion products were $187,102 for the three months ended March 31, 2010, or 2% of product revenue.

FAB offers a variety of products used in connection with the treatment of ear, nose and throat (“ENT”) disorders.  The lead product is Merogel, a thick, viscous hydrogel composed of cross-linked hyaluronic acid—a biocompatible agent that creates a moist wound-healing environment.  FAB is partnered with Medtronic for worldwide distribution of ENT products.  Sales of ENT products were $391,445 for the three months ended March 31, 2010, or 3% of product revenue.

Aesthetic Dermatology Business

Our aesthetic dermatology business is designed as a family of products for facial wrinkles and scar remediation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our initial aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is approved in Europe, Canada, the U.S. and certain countries in South America. This product is marketed in the U.S. by Coapt Systems, Inc. (“Coapt”) under the name of HYDRELLE™.  Coapt began selling this product in the third quarter of 2009.  Internationally, this product is currently marketed under the ELEVESS™ name.  We continue to focus on the development and expansion of the product in additional countries and added distributors in Poland, Egypt, and Korea during 2009.  Sales in our aesthetic dermatology business were $197,513 for the three months ended March 31, 2010, or 2% of product revenue.

Veterinary Business

Sales of HYVISC, our veterinary product for the treatment of equine osteoarthritis, were $671,344 and contributed 6% to product revenue for the three months ended March 31, 2010.  We expect HYVISC sales to be relatively level in 2010. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Research and Development

Products in development include MONOVISC for U.S. marketing approval, and additional next generation joint health related products. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA, which is our first osteoarthritis product based on our proprietary crosslinked HA-technology. We received European CE Mark approval for the MONOVISC product in October 2007 and began sales in Europe during the second quarter of 2008, following a small, post marketing clinical study. In the U.S., we filed an investigational device exemption application, or an IDE application, with the FDA, and completed the clinical segment of the U.S. MONOVISC pivotal trial in June 2009, and a follow-on retreatment study in September 2009. We completed a PMA filing with the FDA in December 2009 which is currently under review. Our second single-injection osteoarthritis product is CINGAL, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for a long period of time.

Our new subsidiary, FAB, has a number of research and development projects underway.  Key projects include obtaining FDA approval to market FAB’s suite of orthopedic products in the U.S.  These products consist of Hyalofast ® , Hyaloglide ®, Hyalograft ® and Hyalonect ®.  A key objective for 2010 will be to integrate our research and development activities, and to prioritize the many projects currently underway at both companies.

 FDA Warning Letter

In July 2008, we received a Warning Letter (the “Warning Letter”) from the FDA in response to an earlier FDA Form 483 Notice of Observations issued to us following an inspection at our current manufacturing facility in Woburn, Massachusetts. We have fully cooperated with the FDA to address the issues in the Form 483 filing and have issued a response to the Warning Letter. We developed a corrective action plan and provided the FDA with progress reports. On September 15, 2008, the FDA issued a letter to us indicating that the responses submitted by us were sufficient. The FDA did conduct follow up inspections of the Company’s Woburn facility in March and December 2009. Follow on deficiencies were noted in each of those inspections as documented on a Form 483.  The Company submitted additional corrective action plans, which have been accepted by the FDA and resulted in the clearance of the Warning Letter.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009.

Product Revenue

Product revenue for the quarter ended March 31, 2010 was $11,642,050, an increase of 37%, compared to the first quarter of 2009.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	$	%
Orthopedic/Joint Health	$6,921,494	$5,149,642	$1,771,852	34.4%
Advanced Wound Care	688,694	-	688,694	100.0%
Ophthalmic	2,584,458	2,645,252	(60,794)	(2.3)%
Post Surgical	578,547	36,750	541,797	NM
Aesthetic Dermatology	197,513	50,094	147,419	294.3%
Veterinary	671,344	637,335	34,009	5.3%
	$11,642,050	$8,519,073	$3,122,977	36.7%

NM Not meaningful

Historically our joint health products consist of ORTHOVISC, ORTHOVISC mini and MONOVISC, the latter two of which are currently only available outside the United States. Revenue from these joint health products increased 27% to $6,512,763, during the three months ended March 31, 2010 compared to the same period in 2009. The improvement in joint health product revenue was due to increases in domestic ORTHOVISC revenue, as well as increased sales of MONOVISC in Europe, Turkey and Canada in 2010. Our U.S. joint health product revenue for the three months ended March 31, 2010 totaled $5,292,990, compared to $3,663,203 during the same period in 2009, representing an increase of 44%. This increase reflects DePuy Mitek’s underlying volume sales increases to end-users as a result of their continued marketing efforts. International joint health product revenue in 2010 decreased 18% to $1,219,773, from $1,486,439 during the same period in 2009. The decrease in international revenue was primarily due to order timing.  We expect joint health product revenue to increase in 2010 compared to 2009, both domestically and internationally.

In addition to our historic products, FAB’s orthopedic products currently available include Hyalograft C Autograft, Hyalofast, Hyalonect, Hyaloss, and Hyaloglide.  These products are commercialized directly in Italy, and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea.  Revenue from orthopedic products was $408,731, or 4% of product revenue, during the three months ended March 31, 2010.  Orthopedic revenue was not included in the same period in 2009.

Anika’s advanced wound care products, through its FAB subsidiary, consist of nine products for the treatment of skin wounds ranging from burns to diabetic ulcers.  Leading products include Hyalomatix 3D and Hyalomatrix.  Sales of our advanced wound care products were $688,694 for the three months ended March 31, 2010.  Advanced wound care revenue was not included in the same period in 2009.

Ophthalmic products sales decreased $60,794, or 2%, to $2,584,458 in the first quarter of 2010 as compared to the same period in 2009. The decrease was primarily attributable to order timing and inventory management by our partners.

 Sales of our post surgical products were $578,547 and $36,750 for the three months ended March 31, 2010 and 2009, respectively.  The increase is primarily due to the addition of FAB’s products.  FAB’s anti-adhesion product sales were $187,102 and $36,750 for the three months ended March 31, 2010, and 2009, respectively, and include INCERT, Hyalobarrier and Hyalobarrier Endo. FAB added $141,347 of sales to the first quarter’s revenue. Our leading ear, nose and throat care product is Merogel.  FAB is partnered with Medtronic for worldwide distribution (except for Italy) of its ENT products.  Sales of ENT products were $391,445 for the three months ended March 31, 2010.

Aesthetic dermatology revenue increased to $197,513 during the three months ended March 31, 2010 from $50,094 during the same period in 2009. The increase was primarily due to the commencement of sales in the third quarter of 2009 by our U.S. distributor, Coapt.  Coapt is marketing the product in the U.S. under the brand name HYDRELLE™.  Aesthetic revenue during the first quarter of 2009 was primarily a result of our direct marketing efforts in the United States.  We added several additional international distributors in the second half of 2009, and we continue to seek additional marketing and distribution partners to commercialize our aesthetic products outside the U.S.  The aesthetics’ market is crowded with many large companies, and our sales growth expectations in this area are modest.

Veterinary revenue from HYVISC sales increased $34,009, or 5%, to $671,344 during the three months ended March 31, 2010 as compared to the same period in 2009. We believe the increase for the period was primarily due to order timing by our partner, Boehringer Ingelheim Vetmedica, our sole customer.  We expect HYVISC revenue to be relatively level in 2010 compared to 2009.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three months ended March 31, 2010 was $824,037, compared to $681,251 during the same period in 2009. The increase was due to a short term product development contract with an existing partner, as well as $115,079 of licensing revenue from our FAB subsidiary. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the U.S. distribution agreement with Depuy Mitek. These amounts are being recognized in income over the ten-year expected life of the agreement, or $2,700,000 per year.

Product gross profit and margin

Product gross profit for the three months ended March 31, 2010 was $6,518,375, or 56% of product revenue, compared with $5,307,407, or 62% of product revenue, for the three months ended March 31, 2009. The decrease in product gross profit and margin was primarily due to the impact of FAB, which currently operates at a lower volume and outsources most manufacturing to its former parent company, Fidia Farmaceutici.  The Company plans to transfer a significant portion of the FAB product manufacturing to its location in Bedford MA which, coupled with volume growth, is expected to improve overall gross margins. Looking forward, we expect a small decline in gross margin in the U.S. in 2010 during the time we transition operations from our Woburn, MA facility to our Bedford, MA facility. The transition will take place by product line and result in manufacturing activities occurring in both facilities for a significant portion of the year. The Bedford, MA facility is expected to add in excess of $2.2 million to annual depreciation expense once completely on-line.

Research and development

Research and development expenses for the three months ended March 31, 2010 decreased by $318,664, or 15%, to $1,875,644 from $2,194,308 for the same period in the prior year. The decrease in research and development expenses was primarily due to the higher costs incurred in 2009 in connection with the Company’s U.S.-based clinical trials for MONOVISC, and the post-marketing aesthetic dermatology “people of color” study during the three months ended March 31, 2009.  The MONOVISC clinical trial was completed in 2009. Research and development during the three months ended March 31, 2010 was primarily for manufacturing validation activities at our Bedford facility, as well as other continuing new product development projects in Italy and the U.S. We expect research and development expenses will increase significantly in the future with the addition of FAB’s pipeline of new products.  The Company is currently reviewing all R&D programs with the goal to determine those with the most economic potential and competitive advantages.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2010 increased by $1,253,996 or 41%, to $4,288,978 from $3,034,982 during the same period in the prior year. The increase was primarily due to the addition of FAB to the Company, as well as costs related to the development of Monovisc marketing materials and reimbursement strategy consulting.  We expect general and administrative expenses will increase modestly in 2010 relative to the first quarter of 2010 with the addition of our FAB subsidiary, but that selling expenses should significantly increase as we prepare for the direct commercialization of MONOVISC in the U.S.

Interest income (expense), net

Net interest expense was $49,920 for the three months ended March 31, 2010, compared to net interest income of $1,440 during the same period in 2009. Interest expense incurred was capitalized during the construction/validation stages prior to July 1, 2009, and is the primary reason for the change from income to expense in 2010.

Income taxes

Provisions for income taxes were $413,590 and $238,088 for the three months ended March 31, 2010 and 2009, respectively, based on effective tax rates of 36.7% and 31.3% for the respective periods.  The increase in the effective tax rate in 2010 is primarily due to a lower investment tax credit anticipated for 2010 compared to 2009, as well as the expiration of the federal research and development tax credit at the end of 2009.  The Company is in the process of completing an audit by the Massachusetts DOR for the years 2006 and 2007, and the Company does not expect a material charge as a result of this audit.  Our U.S. federal income tax returns for the years 2006 to 2008 remain subject to examination, and our state income tax return for 2008 remains subject to examination.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirement for cash to fund operations will increase as the scope of our operations expand. Prior to 2008, we funded our cash requirements from operations as well as from existing cash and investments on hand. In 2008, we borrowed $16 million under a line of credit with Bank of America to partially fund our Bedford, Massachusetts facility capital project. Cash and cash equivalents totaled $23,167,641 compared to $24,426,990, and working capital totaled $33,799,165 and $33,270,036 at March 31, 2010 and December 31, 2009, respectively.

Cash provided by operating activities was $19,485 for the three months ended March 31, 2010 compared with cash used in operating activities of $1,098,366 for the three months ended March 31, 2009.  This change was primarily due to an increase in net income and amortization expense, partially offset by an increase in inventory and prepaid expenses and other assets.

Cash used in investing activities was $785,492 for the three months ended March 31, 2010, compared to $1,268,586 for the three months ended March 31, 2009.  The decrease is due to decreased expenditures related to our Bedford, MA facility.  We expect our capital expenditures in 2010 to decrease compared to 2009 as the new facility capital project winds down.  The new facility capital project cost is approximately $34 million (including interior construction, equipment, furniture and fixtures).  Construction commenced in May 2007 and validation of the facility is expected to be completed in late 2010.  There can be no assurance that we will be successful in qualifying the new facility under FDA and European Union regulations.

Cash used in financing activities was $224,103 for the first three months in 2010, which was primarily due to our principal payments on the long-term debt in the amount of $400,000.  This was partially offset by $175,897 in proceeds from employee stock option exercises.  Cash used in financing activities was $400,000 for the first three months ended March 31, 2009 as a result of our first principal payment on our long-term debt.

Recent Accounting Pronouncements

In September 2009, the EITF issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration, and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement.”  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

               In April 2010, the EITF issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions.  It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Contractual Obligations and Other Commercial Commitments

We have made significant capital investments related to the build-out and validation of our facility in Bedford, Massachusetts. This capital project has been financed with cash on hand and the proceeds of a $16,000,000 unsecured credit agreement with Bank of America (the “Credit Agreement”) entered into on January 31, 2008. We initially borrowed the maximum amount of $16,000,000 in 2008, under an interest only line of credit, and on December 31, 2008 the balance was converted into a term loan with quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015.  Long-term debt principal payments over the next five years are $1,600,000 per year. We commenced making quarterly principal payments in 2009.

In connection with the acquisition of FAB, the Company entered into a Consent and First Amendment to the Credit Agreement.  As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 125 basis points.  This increased from the original loan amount of prime rate or LIBOR plus 75 basis points.  In addition, the Company has pledged to the lender sixty-five percent (65%) of the stock of FAB.  Total debt outstanding was $14,000,000 as of March 31, 2010.  Construction of our Bedford, MA facility commenced in May 2007 and validation is expected to be completed in late 2010.

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

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under Accounting Standards Codification 825, Financial Instruments (ASC 825), (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments) and Accounting Standards Codification 815, Derivatives and Hedging (ASC 815), (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have two supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for the two contracts on our financial statements was immaterial for the three months ended March 31, 2010.  The impact of exchange rates related to the consolidation of the balance sheet amounts related to our FAB subsidiary resulted in an unfavorable currency translation adjustment of $2,058,781 during the first three months of 2010. Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of March 31, 2010, we were subject to interest rate risk on $14.0 million of variable rate debt. The interest payable on our debt is determined, at the Company's option, based on either LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of March 31, 2010, we would have a decrease in future annual cash flows of approximately $133,000 for every 1% increase in the interest rate over the next twelve month period.

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

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2010 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 12, 2007, Colbar Lifescience Ltd. (“Colbar”), a subsidiary of Johnson & Johnson, filed an opposition proceeding before the U.S. Patent & Trademark Office’s Trademark Trial & Appeal Board (“Trademark Board”), objecting to one of the Company’s applications to register the trademark ELEVESS, alleging that the mark is confusingly similar to Colbar’s previous mark EVOLENCE. In October 2008, Colbar filed a petition with the Trademark Board requesting cancellation of the Company’s second ELEVESS trademark that had been registered in September 2008. Throughout the discussions, the Company has maintained that Colbar’s claim and petition are without merit, and has denied all substantive allegations in the notice of opposition.  In November 2009, Colbar and Anika settled the matter and the parties signed a stipulation filed with the court, whereby Anika abandoned the U.S. applications and registrations, and Colbar dismissed the opposition/cancellation proceedings.  The Trademark Board has approved the stipulation and dismissed the case.

We are also involved in various other legal proceedings arising in the normal course of business.  Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

Exhibit No.	Description

(10)	Material Contracts

10.1
Pledge Agreement on a Quota of Fidia Advanced Biopolymers S.r.l., dated March 12, 2010, by the Company in favor of Bank of America, N.A., incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2010.

(11)	Statement Regarding Computation of Per Share Earnings

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

ANIKA THERAPEUTICS, INC.

May 10, 2010	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)