Form 10-Q
period 2010-06-30
ANIKA THERAPEUTICS INC
filed 2010-08-09
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 13,481,325 outstanding shares of Common Stock, par value $.01 per share.

PART I:                      FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,648,822	$24,426,990
Accounts receivable, net of reserves of $272,723 at June 30, 2010 and $29,261 at December 31, 2009	15,061,339	11,778,743
Inventories	8,369,659	8,547,339
Current portion deferred income taxes	2,215,936	2,228,291
Prepaid expenses and other	2,213,853	2,892,858
Total current assets	51,509,609	49,874,221
Property and equipment, at cost	48,054,159	47,172,403
Less: accumulated depreciation	(12,060,186)	(11,424,788)
	35,993,973	35,747,615
Long-term deposits and other	405,329	413,228
Intangible assets, net	27,789,999	33,577,451
Deferred income taxes	2,146,619	3,506,362
Goodwill	6,269,030	7,488,036
Total Assets	$124,114,559	$130,606,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,413,932	$6,354,761
Accrued expenses	4,784,900	5,816,170
Deferred revenue	2,700,000	2,751,467
Current portion of long-term debt	1,600,000	1,600,000
Total current liabilities	16,498,832	16,522,398
Other long-term liabilities	1,618,862	1,775,386
Long-term deferred revenue	6,749,995	8,099,996
Deferred tax liability	7,425,009	9,265,631
Long-term debt	12,000,000	12,800,000
Commitments and contingencies (Note 9)	-	-
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,477,647 shares issued and outstanding at June 30, 2010 and 13,418,772 shares issued and outstanding at December 31, 2009	134,776	134,188
Additional paid-in-capital	61,311,407	60,539,768
Accumulated currency translation adjustment	(4,878,900)	-
Retained earnings	23,250,578	21,469,546
Total stockholders’ equity	79,821,861	82,143,502
Total Liabilities and Stockholders’ Equity	$124,114,559	$130,606,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product revenue	$13,720,929	$8,770,763	25,362,979	17,289,836
Licensing, milestone and contract revenue	778,871	752,913	1,602,908	1,434,164
Total revenue	14,499,800	9,523,676	26,965,887	18,724,000

Operating expenses:
Cost of product revenue	5,891,752	3,294,160	11,015,427	6,505,826
Research & development	1,836,653	2,286,229	3,712,297	4,480,537
Selling, general & administrative	4,967,346	2,735,552	9,256,324	5,770,534
Total operating expenses	12,695,751	8,315,941	23,984,048	16,756,897
Income from operations	1,804,049	1,207,735	2,981,839	1,967,103
Interest income (expense), net	(59,287)	(1,382)	(109,207)	58
Income before income taxes	1,744,762	1,206,353	2,872,632	1,967,161
Provision for income taxes	678,010	250,579	1,091,600	488,667
Net income	$1,066,752	$955,774	$1,781,032	$1,478,494
Basic net income per share:
Net income	$0.08	$0.08	$0.14	$0.13
Basic weighted average common shares outstanding	12,645,889	11,384,949	12,630,398	11,375,798
Diluted net income per share:
Net income	$0.08	$0.08	$0.13	$0.13
Diluted weighted average common shares outstanding	13,642,323	11,548,079	13,637,309	11,517,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,781,032	$1,478,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,660,832	668,495
Stock-based compensation expense	546,578	454,956
Deferred income taxes	609,059	(157,269)
Provision for bad debt reserve	272,723	-
Provision for inventory	524,820	169,708
Tax benefit from exercise of stock options	-	(4,175)
Changes in operating assets and liabilities:
Accounts receivable	(4,515,640)	(1,037,852)
Inventories	(603,329)	(1,954,666)
Prepaid expenses, other current and long-term assets	720,265	113,540
Long-term deposits and other	7,549	-
Accounts payable and accrued expenses	338,639	1,047,515
Accrued expenses	829,230	-
Deferred revenue	(1,401,468)	(1,325,968)
Income taxes payable	-	212,986
Other long-term liabilities	(56,580)	48,618
Net cash provided by (used in) operating activities	713,710	(285,618)

Cash flows from investing activities:
Purchase of property and equipment, net	(1,012,299)	(2,565,804)
Reduction in purchase price of subsidiary	105,300	-
Net cash used in investing activities	(906,999)	(2,565,804)

Cash flows from financing activities:
Principal payments on debt	(800,000)	(800,000)
Proceeds from exercise of stock options	197,243	3,150
Tax benefit from exercise of stock options	65,629	4,175
Net cash used in financing activities	(537,128)	(792,675)

Exchange rate impact on cash	(47,751)	-

Decrease in cash and cash equivalents	(778,168)	(3,644,097)
Cash and cash equivalents at beginning of period	24,426,990	43,193,655
Cash and cash equivalents at end of period	$23,648,822	$39,549,558

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

On December 30, 2009, Anika Therapeutics, Inc. entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Fidia Farmaceutici S.p.A. a privately held Italian corporation (“Fidia”), pursuant to which the Company acquired 100% of the issued and outstanding stock of Fidia Advanced Biopolymers S.r.l., a privately held Italian corporation (“FAB”), for a purchase price consisting of $17.0 million in cash and 1,981,192 shares of the Company’s common stock.

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

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any future periods.

3.	Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration, and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of EITF 00-21.  It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the three and six months ended June 30, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Three Months Ended June 30,
	2010	2009
Risk free interest rate	1.88%	1.85%
Expected volatility	62.08%	59.35%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

	Six Months Ended June 30,
	2010	2009
Risk free interest rate	1.88%	1.54% -1.85%
Expected volatility	62.08%	59.35% - 59.39%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $243,591 and $546,578 of share-based compensation expense for the three and six months ended June 30, 2010, respectively, for equity compensation awards.  The Company recorded $254,599 and $454,956 of share-based compensation expense for the three and six months ended June 30, 2009, respectively, for equity compensation awards.  The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees.

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

The Company reports earnings per share in accordance with Accounting Standards Codification 260, Earnings Per Share (ASC 260), (formerly SFAS No. 128,  Earnings per Share ) ,  which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

Effective January 1, 2009, the Company adopted Accounting Standards Codification 260-10, Earnings Per Share (ASC 260-10), (formerly FSP EITF 03-6-1,  Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ). ASC 260-10 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments are included in the calculation of basic and diluted earnings per share.  Basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share
Net income	$1,066,752	$955,774	$1,781,032	$1,478,494
Income allocated to participating securities	(2,043)	(4,315)	(3,606)	(4,925)
Income available to common stockholders	1,064,709	951,459	1,777,426	1,473,569
Basic weighted average common shares outstanding	12,645,889	11,384,949	12,630,398	11,375,798
Basic earnings per share	$0.08	$0.08	0.14	$0.13

Diluted earnings per share
Net income	$1,066,752	$955,774	$1,781,032	$1,478,494
Income allocated to participating securities	(1,895)	(4,256)	(3,342)	(4,865)
Income available to common stockholders	1,064,857	951,518	1,777,690	1,473,629
Weighted average common shares outstanding	12,645,889	11,384,949	12,630,398	11,375,798
Diluted potential common shares	996,434	163,130	1,006,911	142,151
Diluted weighted average common shares and potential common shares	13,642,323	11,548,079	13,637,309	11,517,949
Diluted earnings per share	$0.08	$0.08	$0.13	$0.13

In connection with the acquisition of FAB on December 30, 2009, the Company issued 1,981,192 shares of Anika common stock.  As part of this transaction, 800,000 of these shares were to be held in escrow for one year.  These 800,000 shares are included in the diluted potential common shares but are excluded from the basic earnings per share calculation.

Equity awards of 1,052,815 and 1,057,154 shares were outstanding for the three and six months ended June 30, 2010 respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.  Equity awards of 930,947 shares were outstanding for the three and six months ended June 30, 2009, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

6.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$1,900,782	$2,535,496
Work-in-process	3,989,626	3,188,241
Finished goods	2,479,251	2,823,602
Total	$8,369,659	$8,547,339

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.	Intangible Assets and Goodwill

On December 30, 2009, in connection with the acquisition of FAB, the Company acquired various intangible assets.  The Company evaluated the various intangibles and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangibles.  The in-process research and development intangible assets initially have indefinite lives and will be reviewed periodically to assess the project status, valuation and disposition including write-off for abandoned projects.  Until such determination, they are not amortized.

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

Intangible assets as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010				December 31, 2009
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$15,700,000	$(2,289,748)	$(485,592)	$12,924,660	$15,700,000	15
In-process research & development	11,300,000	(1,676,764)	-	9,623,236	11,300,000	Indefinite
Distributor relationships	4,700,000	(661,245)	(436,428)	3,602,327	4,700,000	5
Patents	1,000,000	(145,982)	(29,018)	825,000	1,000,000	16
Elevess trade name	1,000,000	-	(185,224)	814,776	877,451	7
Total	$33,700,000	$(4,773,739)	$(1,136,262)	$27,789,999	$33,577,451

The aggregate amortization expense related to intangible assets was $487,468 and $1,014,072 for the three and six months ended June 30, 2010 respectively.  The estimated annual amortization expense for the next five years is expected to be approximately $2.2 million.

The change in the Goodwill balance from December 31, 2009 is due to the cumulative currency translation adjustment as a result of the foreign exchange rate fluctuation during the six months ended June 30, 2010, as well as the adjustments discussed in the following paragraph.

 During the second quarter of fiscal 2010, the Company substantially completed the purchase price allocation for the fiscal year 2009 acquisition of FAB.  Some of the amounts previously estimated have changed during the measurement period. The changes in estimates of acquired assets and assumed liabilities at the acquisition date include an increase in inventory of approximately $106,000, an increase in net other assets of approximately $18,000 and a decrease in deferred tax liabilities of approximately $39,000.  As a result of these changes there is a net decrease in goodwill of approximately $164,000.  The measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date. These measurement period adjustments have been retrospectively applied to the balance sheet at December 31, 2009.  There was no significant impact to the Company’s Consolidated Statement of Operations for any periods prior to the interim period ended June 30, 2010.

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
Payroll and benefits	$2,195,154	$2,137,067
Professional fees	662,883	1,470,007
Clinical trial costs	125,000	129,509
FAB research grants	1,383,910	1,625,044
Other	417,953	454,543
Total	$4,784,900	$5,816,170

9.	Commitments and Contingencies

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

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC for sale in the United States. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents.

Artes Medical, Inc. (“Artes”), the former U.S. distributor of HYDRELLE filed a liquidating bankruptcy case under chapter 7 of the United States Bankruptcy Code.  Artes’s Trustee in Bankruptcy, asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy.  The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and recently so advised the Trustee.

10.	Long-term Debt

On January 31, 2008, the Company entered into an unsecured Credit Agreement with Bank of America.  As of June 30, 2010, the Company had an outstanding debt balance of $13,600,000, at an interest rate of 1.79%.  The interest payable on our debt is determined, at the Company’s option, based on either LIBOR plus 1.25% or the lender’s prime rate.

Accounting Standards Codification 825, Financial Instruments (ASC 825) requires disclosure about the fair value of financial instruments in interim as well as in annual financial statements.  The carrying value of our debt instrument was $13,600,000 at December 31, 2009.  The estimated fair value of our debt instrument was approximately $12,800,000 at June 30, 2010 using market observable inputs and interest rate measurements.

11.	Income Taxes

Income tax expense was $678,010 and $250,579 for the three months ended June 30, 2010 and 2009, respectively.  Income tax expense was $1,091,600 and $488,667 for the six months ended June 30, 2010 and 2009, respectively.  The effective tax rates were 38.9% and 20.8% for the three months ended June 30, 2010 and 2009, respectively.  The effective tax rates were 38.0% and 24.8% for the six months ended June 30, 2010 and 2009, respectively.  The increase in the effective tax rate was primarily due to a lower investment tax credit in 2010 compared to 2009, the expiration of the federal research and development tax credit during 2010, and FAB’s losses in Italy at a comparatively lower statutory tax rate than the United States.  During the first six months of 2010, there was no change to the Company’s ASC 740 tax reserves.   The Company is in the process of completing an audit by the Massachusetts Department of Revenue (“DOR”) for the years 2006 and 2007, and the Company does not expect a material charge as a result of this audit.  Our U.S. federal income tax returns for the years 2006 to 2009 remain subject to examination, and our state income tax returns for 2008 and 2009 remain subject to examination.

12.	Pro-Forma Financial Information

The FAB operating results for the second quarter and six months of 2009 are not included in the financial results of the Company for that period as the acquisition occurred on December 30, 2009.   The following unaudited pro-forma summary presents consolidated information of the Company as if FAB had been acquired as of January 1, 2009, compared with the Company’s actual results for the six months ended June 30, 2010:

	Six Months Ended June 30,
	2010	2009
	Consolidated	Pro forma combined
	(unaudited)	(unaudited)
Total revenue	$26,965,887	$23,326,481
Net income	$1,781,032	$(1,427,180)
Diluted net income per share:
Net income	$0.13	$(0.11)
Diluted weighted average common shares outstanding	13,637,309	13,499,141

13.	Related Party

In connection with the acquisition of FAB by Anika on December 30, 2009, Fidia acquired ownership of 1,981,192 shares of the Company's common stock, or approximately 14.8% of the outstanding shares of the Company as of December 30, 2009.  As of June 30, 2010, Fidia owns approximately 14.7% of the outstanding shares of the Company.

As part of the acquisition, the Company, primarily through FAB, entered into a series of operating agreements with Fidia as follows:

Agreement Type	Description	Term in Years
Lease	Rent of space in Abano Terme, Italy	Six
Finished goods supply	Manufacture and supply of goods	Three
Raw material supply	Hyaluronic acid powder	Five
Services	Finance, administrative, security	One to Six
Accounts receivable	Collection of trade receivables outstanding as of	Two
management	December 30, 2009.
Marketing and Promotion	Promote FAB products in Italy through	Three
Fidia sales force

Historically, FAB has relied on Fidia, its former parent company, for several functional activities.  In connection with the purchase of FAB, the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement.  In addition, accounting and purchasing will be performed by Fidia on behalf of FAB during 2010 under a services agreement.  Finally, Fidia has agreed to promote FAB's products in Italy through its existing 140 person sales force.  At June 30, 2010, FAB had a net payable to Fidia for past products and services of $4.7 million.

14.	Segment, Customer and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Orthobiologics	$7,702,028	$5,568,685	$14,623,443	$10,718,327
Dermal	1,197,770	88,080	2,083,978	138,174
Ophthalmic surgery	2,851,512	2,480,923	5,435,970	5,126,175
Surgical	1,231,979	21,475	1,810,604	58,225
Veterinary	737,640	611,600	1,408,984	1,248,935
	$13,720,929	$8,770,763	$25,362,979	$17,289,836

Product revenue by significant customers as a percentage of total product revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depuy Mitek	39%	47%	42%	45%
Bausch & Lomb Incorporated	19%	27%	20%	28%
Boehringer Ingelheim Vetmedica	5%	7%	6%	7%
Medtronic	7%	0%	5%	0%
Biomeks	4%	6%	3%	6%
	74%	87%	76%	86%

As of June 30, 2010, five customers represented 50% of the Company’s accounts receivable balance, and as of December 31, 2009, five customers represented 53% of the Company’s accounts receivable balance.

Product revenue by geographic location in total and as a percentage of total product revenue, for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010		2009
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Georgraphic Location:
United States	$8,859,769	65%	$6,461,662	73%
Europe	3,638,865	26%	1,322,041	16%
Other	1,222,295	9%	987,060	11%
Total	$13,720,929	100%	$8,770,763	100%

	Six Months Ended June 30,
	2010		2009
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Georgraphic Location:
United States	$17,215,605	68%	$12,597,226	73%
Europe	6,185,547	24%	2,805,409	16%
Other	1,961,827	8%	1,887,201	11%
Total	$25,362,979	100%	$17,289,836	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	our ability, and the ability of our distribution partners, to market our aesthetic dermatology product;

•	our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distributors, product sales and revenue growth;

•	our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•	our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals, and commercial launches;

•	our expectations regarding HYVISC sales;

•
our ability to identify a new distribution partner for HYDRELLE in the U.S. and our ability to directly distribute HYDRELLE in the interim period and the impact they may have on future sales of this product;

•	our ability to license our aesthetics product to new distribution partners outside of the United States;

•	our expectations regarding product gross margin;

•
our expectations regarding our U.S. MONOVISC trials and the timing of the related premarket approval (“PMA”) filing with the FDA, including the likelihood of approval and/or anticipated timing thereof;

•	our expectations regarding our existing aesthetics product’s line extensions;

•	our expectations regarding the distribution and sales of our ELEVESS product and the timing thereof;

•	our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

•	the rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

•	our expectation for capital expenditures spending and decline in interest income;

•	possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•	our expectations regarding our existing manufacturing facility and the Bedford, MA facility;

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

•
our ability to obtain U.S. approval for the orthopedic and other products of FAB including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue;

•	our ability to directly commercialize MONOVISC, HYDRELLE, and the FAB products directly to customers, and the potential increase in expenses associated therewith and;

•
our ability to successfully defend the Company against lawsuits and claims, including the Genzyme lawsuit, and the  uncertain financial impact such lawsuits and claims and related defense costs may have on the Company.

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

On December 30, 2009, Anika entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Fidia Farmaceutici S.p.A., a privately held Italian corporation (“Fidia”), pursuant to which the Company acquired 100% of the issued and outstanding stock of Fidia Advanced Biopolymers S.r.l., a privately held Italian corporation (“FAB”), for a purchase price consisting of $17.0 million in cash and 1,981,192 shares of the Company’s common stock valued at $16.8 million based on the closing stock price of $8.49 per share on December 30, 2009.

FAB has over 20 products currently commercialized, primarily in Europe.  These products are all made from hyaluronic acid, and based on two technologies HYAFF, which is a solid form of HA, and ACP gel, an autocross-linked polymer of HA.  Both technologies are protected by an extensive portfolio of patents.  With the acquisition of FAB, beginning in 2010, the Company will be offering therapeutic products in the following areas:

	Anika	FAB
Orthobiologics	X	X
Dermal Advanced wound care Aesthetic dermatology	X	X
Ophthalmic surgery	X
Surgical Anti-adhesion Ear, nose and throat care (“ENT”)	X	X X
Veterinary	X

Orthobiologics

Anika’s orthobiologics business contributed 58% to our product revenue in the six months ended June 30, 2010.  This includes FAB’s products which added $476,000 and $885,000 to orthobiologics revenue during the three and six months ended June 30, 2010, but were not included in revenue during the same period last year.  Within this product group, our joint health products include ORTHOVISC, ORTHOVISC mini , and MONOVISC. ORTHOVISC is available in the U.S., Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC  mini  is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in Turkey and Canada.  In December 2009 we submitted the final module of our premarket approval application (“PMA”) to the FDA seeking approval to market MONOVISC in the U.S.  We held a meeting with the FDA regarding our PMA, and they have requested additional statistical data.  We expect to submit responses to the FDA’s questions in September.  This lengthens our approval process, and likely will delay our launch of MONOVISC in the U.S. market into 2011.  See also “Litigation and Other Legal Matters” regarding Genzyme Corporation’s complaint.

Anika has marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 9% of product revenue for the six months ended June 30, 2010. Our strategy is to continue to add new products, to expand the indications for usage of these products, and to add additional countries to our distribution network. The joint health area has been the fastest growing area for the Company, growing from 39% of our product revenue in 2005 to 58% of our product revenue in the first six months ended June 30, 2010. We continue to seek new distribution partnerships around the world and we expect total joint health product sales to increase in 2010 compared to 2009.

With the acquisition of FAB, we now offer several additional products within the orthobiological product group, used in connection with orthopedic regenerative medicine.  The products currently available in Europe, include Hyalograft C Autograft for cartilage regeneration; Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells; Hyalonect, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration.  Through FAB we offer Hyaloglide, an ACP gel used in tenolysis treatment, but with potential for flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis.  FAB’s products are commercialized directly in Italy, and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea.  Anika believes that the U.S. market offers excellent expansion potential to increase revenue.

Dermal Products

Our dermal products consist of our aesthetic dermal fillers and FAB’s advanced wound care products, a field new to the Company. Altogether, our dermal products contributed 8% of our product revenue for the first six months ended June 30, 2010. FAB offers nine products for treatment of skin wounds ranging from burns to severe wounds, including diabetic ulcers.  The products cover a variety of wound treatment solutions, including debridement agents, advanced therapies and skin substitutes. FAB’s leading products include Hyalograft 3D Autograft, for the regeneration of skin; and Hyalomatrix and Hyalofill, for the treatment of difficult to heal wounds, including burns and ulcers.  Hyalomatrix is the only product not contra-indicated for 3rd degree burns.  FAB’s products are commercialized directly in Italy, and sold through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea.  Several of the products are also approved for sale in the United States, and the Company is currently exploring distribution opportunities.  Sales of our advanced wound care products were $1,149,000 and $1,837,000 for the three and six months ended June 30, 2010, respectively.

Our aesthetic dermatology business is designed as a family of products for facial wrinkles and scar remediation, and is intended to supplant collagen-based products and to compete with other HA-based products currently on the market. Our initial aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is approved in Europe, Canada, the U.S. and certain countries in South America.  Internationally, this product is marketed under the ELEVESS name.  We continue to focus on the development and expansion of the product in additional countries and added distributors in Poland, Egypt, and Korea during 2009.  This product is marketed in the U.S. under the name of HYDRELLE.  Coapt Systems, Inc., began selling HYDRELLE in the third quarter of 2009.  In July 2010, Coapt Systems, Inc., made a general assignment for the benefit of creditors and a Assignee began the liquidation of Coapt’s assets.  The Company’s Distribution Agreement with Coapt has been terminated.  The Company plans to directly distribute HYDRELLE in the interim while it seeks a new distributor.  Sales in our aesthetic dermatology business were $49,000 and $247,000 for the three and six months ended June 30, 2010, respectively.

 Ophthalmic Business

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the six months ended June 30, 2010, sales of ophthalmic products contributed 21% of our product revenue.  Sales to Bausch & Lomb accounted for 91% and 93% of ophthalmic sales for the three and six months ended June 30, 2010, and contributed 19% and 20% of product revenue for the same periods.

Surgical

INCERT, approved for sale in Europe and Turkey, is a chemically modified, cross-linked HA, for the prevention of post-surgical adhesions.  With the acquisition of FAB, we now also offer Hyalobarrier and Hyalobarrier Endo, two clinically proven post operative adhesion barriers approved for abdominal indications.  The products are currently commercialized in Europe, the Middle East and certain Asian countries through a distribution network.  Sales of our anti-adhesion products were $328,000 and $515,000 for the three and six months ended June 30, 2010, and represent approximately 2% of product revenue.

FAB offers a variety of products used in connection with the treatment of ear, nose and throat (“ENT”) disorders.  The lead product is Merogel, a thick, viscous hydrogel composed of cross-linked hyaluronic acid—a biocompatible agent that creates a moist wound-healing environment.  FAB is partnered with Medtronic for worldwide distribution of ENT products.  Sales of ENT products were $904,000 and $1,295,000 for the three and six months ended June 30, 2010, or approximately 5% of product revenue.

Veterinary Business

Sales of HYVISC, our veterinary product for the treatment of equine osteoarthritis, were $738,000 and $1,409,000 and contributed 6% to product revenue for the six months ended June 30, 2010.  We expect HYVISC sales to be relatively level in 2010. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Research and Development

Products in development include MONOVISC for U.S. marketing approval, and additional next generation joint health related products. MONOVISC is our next generation osteoarthritis product and is a single-injection treatment that uses a non-animal source HA. It is our first osteoarthritis product based on our proprietary crosslinked HA-technology. We received European CE Mark approval for the MONOVISC product in October 2007 and began sales in Europe during the second quarter of 2008, following a small, post marketing clinical study. In the U.S., we filed an investigational device exemption application, or an IDE application, with the FDA, and completed the clinical segment of the U.S. MONOVISC pivotal trial in June 2009, and a follow-on retreatment study in September 2009. We completed a PMA filing with the FDA in December 2009 which is currently under review. We held a meeting with the FDA regarding our PMA, and they have requested additional statistical data.  We expect to submit responses to the FDA’s questions in September.  This lengthens our approval process, and likely will delay our launch of MONOVISC in the U.S. market into 2011.  Our second single-injection osteoarthritis product is CINGAL, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for a long period of time.

Our new subsidiary, FAB, has a number of research and development projects underway.  Key projects include obtaining FDA approval to market FAB’s suite of orthopedic products in the U.S.  These products consist of Hyalofast ® , Hyaloglide ®, and Hyalonect ®.  We expect to file 510k applications with the FDA during the second half of 2010 to gain marketing approval for these products. A key objective for 2010 will be to integrate our research and development activities, and to prioritize the many projects currently underway at both companies.

 FDA Warning Letter

In July 2008, we received a Warning Letter (the “Warning Letter”) from the FDA in response to an earlier FDA Form 483 Notice of Observations issued to us following an inspection at our current manufacturing facility in Woburn, Massachusetts.  The Company submitted corrective action plans, which have been accepted by the FDA and resulted in the clearance of the Warning Letter.

Contracts

Anika Therapeutics, Inc has been a contract manufacturer for Bausch & Lomb (“B&L”) for over 20 years, and the current Supply Agreement with them expires on December 31, 2010.  The parties are negotiating a limited term extension, which is expected to generate significantly less revenue for 2011 as B&L transitions to a low cost supplier recently affiliated with the ownership of B&L.  The Company is still assessing the impact on future results, but believes there are additional ophthalmic opportunities available to partially reduce the financial impact.

Litigation and Other Legal Matters

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC for sale in the United States. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents.

Artes Medical, Inc. (“Artes”), the former U.S. distributor of HYDRELLE filed a liquidating bankruptcy case under chapter 7 of the United States Bankruptcy Code.  Artes’s Trustee in Bankruptcy, asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy.  The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and recently so advised the Trustee.

Coapt Systems, Inc., the Company's former distributor for its HYDRELLE product, made a general assignment for the benefit of creditors and an Assignee began the liquidation of Coapt's assets. The Company's Distribution Agreement with Coapt has been terminated and the Company plans to directly distribute HYDRELLE domestically in the interim while it determines its worldwide strategy for the franchise. For the period ended June 30, 2010, the Company increased its reserves by approximately $270,000 for outstanding Coapt receivables.

Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009.

Product Revenue

Product revenue for the quarter ended June 30, 2010 was $13,720,929, an increase of $4,950,165 or 56%, compared to $8,770,763 for the quarter ended June 30, 2009. Product revenue for the six months ended June 30, 2010 was $25,362,979, an increase of $8,073,143 or 47%, compared to $17,289,836 for the six months ended June 30, 2009.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	$	%
Orthobiologics	$7,702,028	$5,568,685	$2,133,342	38%
Dermal	1,197,770	88,080	1,109,690	NM
Ophthalmic surgery	2,851,512	2,480,923	370,589	15%
Surgical	1,231,979	21,475	1,210,504	NM
Veterinary	737,640	611,600	126,040	21%
	$13,720,929	$8,770,763	$4,950,165	56%
NM = Not Meaningful

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	$	%
Orthobiologics	$14,623,443	$10,718,327	$3,905,116	36%
Dermal	2,083,978	138,174	1,945,804	NM
Ophthalmic surgery	5,435,970	5,126,175	309,795	6%
Surgical	1,810,604	58,225	1,752,379	NM
Veterinary	1,408,984	1,248,935	160,049	13%
	$25,362,979	$17,289,836	$8,073,143	47%
NM = Not Meaningful

 Historically, our joint health products, which are a part of our orthoboilogical group, consist of ORTHOVISC, ORTHOVISC mini and MONOVISC, the latter two of which are currently only available outside the United States. Revenue from these joint health products increased 28% and 30% for both the quarter and six month period to $7,226,031 and $13,738,793, during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The improvement in joint health product revenue for both periods was due to increases in domestic ORTHOVISC revenue, as well as increased sales of MONOVISC in Europe and Turkey in 2010. Our U.S. joint health product revenue for the three and six months ended June 30, 2010 totaled $5,377,613 and $10,670,602, compared to $4,096,281 and $7,759,483, respectively, during the same periods in 2009, representing an increase of 31% and 37% for the respective periods. This increase reflects DePuy Mitek’s continued market penetration in the U.S. International joint health product revenue for the six months ended June 30, 2010 increased 4% to $3,068,191, from $2,958,844 during the same period in 2009. The increase in international revenue was primarily due to order timing.  We expect joint health product revenue to increase in 2010 compared to 2009, both domestically and internationally.

In addition to our historic joint health products, FAB’s orthopedic products currently available include Hyalograft C Autograft, Hyalofast, Hyalonect, Hyaloss, and Hyaloglide.  These products are commercialized directly in Italy, and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea.  Revenue from orthopedic products was $475,997 and $884,650, or approximately 4% of product revenue for both periods.  Orthopedic revenue was not included in the same period in 2009.

Anika’s advanced wound care products, through its FAB subsidiary, consist of nine products for the treatment of skin wounds ranging from burns to diabetic ulcers.  Leading products include Hyalomatix 3D and Hyalomatrix.  Sales of our advanced wound care products were $1,148,610 and $1,837,304, respectively, for the three and six months ended June 30, 2010.  Advanced wound care revenue was not included in the same period in 2009.

Aesthetic dermatology revenue was $49,160 and $246,673 for the three and six months ended June 30, 2010, respectively, versus $88,080 and $138,174 for the same periods in 2009.  In July 2010, our former U.S. distributor, Coapt filed for protection from creditors and we terminated our agreement with them.  Aesthetic revenue during the first half of 2009 was primarily a result of our direct marketing efforts in the United States.  We added several additional international distributors in the second half of 2009 and we expect to resume shipping ELEVESS in the third quarter of 2010.  We continue to seek additional marketing and distribution partners to commercialize our aesthetic products outside the U.S.  The aesthetics’ market is crowded with many large companies, and our sales growth expectations in this area are modest.

 Ophthalmic products sales increased $370,589, or 15%, to $2,851,512 in the second quarter of 2010 as compared to $2,480,923 in the same period in 2009. For the first six months of 2010, ophthalmic sales were $5,435,970, and increase of 6% over the first half of 2009. The increase was primarily attributable to order timing and inventory management by our partners.

 Sales of our surgical products were $1,231,979 and $1,810,526 for the three and six months ended June 30, 2010. This category consists of FAB’s anti-adhesion and ENT products acquired in December 2009. Our anti-adhesion products include INCERT, Hyalobarrier and Hyalobarrier Endo. Our leading ear, nose and throat care product is Merogel.  FAB is partnered with Medtronic for worldwide distribution (except for Italy) of its ENT products.

Veterinary revenue from HYVISC was $737,640 and $1,408,984 for the three and six months ended June 30, 2010 a 21% and 13% increase as compared to the same periods in 2009. We believe the increases for both periods were primarily due to order timing by our partner, Boehringer Ingelheim Vetmedica.  We expect HYVISC revenue to be relatively level in 2010 compared to 2009.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three and six months ended June 30, 2010 was $778,871 and $1,602,908 respectively, compared to $752,913 and $1,434,164 during the same periods in 2009. The increase was due to licensing revenue from our FAB subsidiary. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the U.S. distribution agreement with Depuy Mitek. These amounts are being recognized in income over the ten-year expected life of the agreement, or $2,700,000 per year.

Product gross profit and margin

Product gross profit for the three and six months ended June 30, 2010 were $7,829,177 and $14,347,552, respectively, or 57% and 57% of product revenue. This compared with $5,476,603 and $10,784,010, or 62% of product revenue, for the three and six months ended June 30, 2009. The decrease in product gross profit and margin was primarily due to the impact of FAB, which currently operates at a lower volume and outsources most manufacturing to its former parent company, Fidia Farmaceutici.  In addition, the Company increased its reserves by $267,000 for inventory related matters.  The Company plans to transfer a significant portion of the FAB product manufacturing to its location in Bedford, MA.  Looking forward, we expect a small decline in gross margin in the U.S. in 2010 during the time we transition operations from our Woburn, MA facility to our Bedford, MA facility. The transition will take place by product line and result in manufacturing activities occurring in both facilities for a significant portion of the year. The Bedford, MA facility is expected to add in excess of $2.2 million to annual depreciation expense once completely on-line.

Research and development

Research and development expenses for the three and six months ended June 30, 2010 were $1,836,653 and $3,712,297, respectively, or 13% and 14% of total revenue. This compared with $2,286,229 and $4,480,537, or 24% of total revenue, for both the three and six months ended June 30, 2009. The decrease in research and development expenses was primarily due to the higher costs incurred in 2009 in connection with the Company’s U.S.-based clinical trials for MONOVISC, and the post-marketing aesthetic dermatology “people of color” study during the three and six months ended June 30, 2009.  The MONOVISC clinical trial was completed in late 2009. This decrease was partially offset by the R&D costs incurred at our FAB subsidiary. Research and development during the six months ended June 30, 2010 was primarily for manufacturing validation activities at our Bedford facility, as well as other continuing new product development projects in Italy and the U.S. We expect research and development expenses will increase significantly in the future with the addition of FAB’s pipeline of new products.  The Company is currently reviewing all R&D programs with the goal to determine those with the most economic potential and competitive advantages.

Selling, general and administrative

Selling, general and administrative expenses for the three and six months ended June 30, 2010 were $4,967,346 and $9,256,324, respectively, or 34% of total revenue for both periods. This compared with $2,735,552 and $5,770,534, or 29% and 31% of total revenue, respectively, for the three and six months ended June 30, 2009. The increase was primarily due to the addition of FAB to the Company, FAB integration costs, as well as costs related to the development of MONOVISC marketing materials and reimbursement strategy consulting.  In addition, the Company increased its reserves by approximately $270,000 for outstanding Coapt receivables due to Coapt’s bankruptcy declaration. We expect general and administrative expenses will increase modestly in 2010 relative to the first half of 2010 with the addition of our FAB subsidiary, but that selling expenses should significantly increase as we prepare for the direct commercialization of MONOVISC in the U.S.  Future general and administrative expenses could also be impacted by the Genzyme lawsuit and the potential for significant defense costs.

Interest income (expense), net

Net interest expense was $59,287 and $109,207, respectively, for the three and six months ended June 30, 2010. Interest expense incurred was capitalized during the construction/validation stages prior to July 1, 2009, and is the primary reason for the increased expense in 2010.

Income taxes

Provisions for income taxes were $1,091,600 and $488,667 for the six months ended June 30, 2010 and 2009, respectively, based on effective tax rates of 38.0% and 24.8% for the respective periods.  The increase in the effective tax rate in 2010 is primarily due to a lower investment tax credit anticipated for 2010 compared to 2009, as well as the expiration of the federal research and development tax credit during 2010 and FAB's losses in Italy at a comparatively lower statutory tax rate than the United States.  The Company is in the process of completing an audit by the Massachusetts DOR for the years 2006 and 2007, and the Company does not expect a material charge as a result of this audit.  Our U.S. federal income tax returns for the years 2006 to 2008 remain subject to examination, and our state income tax return for 2008 remains subject to examination.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Prior to 2008, we funded our cash requirements from operations as well as from existing cash and investments on hand. In 2008, we borrowed $16.0 million from Bank of America to partially fund our Bedford, Massachusetts facility capital project, and have spent approximately $34.0 million to date on this project to expand our operations and capabilities. In addition, in 2009 we spent $16.2 million in cash in connection with the FAB acquisition. Cash and cash equivalents totaled $23.6 million compared to $24.4 million, and working capital totaled $35.0 million and $33.4 million, at June 30, 2010 and December 31, 2009, respectively.  The Company believes it has adequate financial resources to support its business for the foreseeable future.

Cash provided by operating activities was $713,710 for the six months ended June 30, 2010 compared with cash used in operating activities of $285,618 for the six months ended June 30, 2009.  This increase in cash provided by operations was primarily due to an increase in net income, depreciation and amortization expense, and receivable and inventory reserves, partially offset by an increase in net working capital requirements.

Cash used in investing activities was $906,999 for the six months ended June 30, 2010, compared to $2,565,804 for the six months ended June 30, 2009.  The decrease is due to decreased expenditures related to our Bedford, MA facility project.  We expect our capital expenditures in 2010 to be lower than 2009 as the new facility capital project winds down.  As noted above, the Bedford, MA facility capital project cost is approximately $34.0 million (including interior construction, equipment, furniture and fixtures). Construction commenced in May 2007 and validation of the facility is expected to be completed in late 2010.   There can be no assurance that we will be successful in qualifying the new facility under FDA regulations.

Cash used in financing activities was $537,128 for the first six months in 2010, which was primarily due to our principal payments on the long-term debt in the amount of $800,000.  This was partially offset by $197,243 in proceeds from employee stock option exercises.  Cash used in financing activities was $792,675 for the first six months ended June 30, 2009 primarily as a result of our principal payments on our long-term debt.

Recent Accounting Pronouncements

In September 2009, the EITF issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration, and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of EITF 00-21.  It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

Contractual Obligations and Other Commercial Commitments

We have made significant capital investments related to the build-out and validation of our facility in Bedford, Massachusetts. This capital project has been financed with cash on hand and the proceeds of a $16,000,000 unsecured Credit Agreement with Bank of America entered into on January 31, 2008. This term loan has quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015.  Long-term debt principal payments over the next five years are $1,600,000 per year. We commenced making quarterly principal payments on March 31, 2009.

In connection with the acquisition of FAB, the Company entered into a Consent and First Amendment to the Credit Agreement.  As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 125 basis points.  This increased from the original loan amount of prime rate or LIBOR plus 75 basis points.  In addition, the Company has pledged to the lender sixty-five percent (65%) of the stock of FAB.  Total debt outstanding was $13,600,000 as of June 30, 2010.  Construction of our Bedford, MA facility commenced in May 2007 and validation is expected to be completed in late 2010.

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

As of June 30, 2010, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under Accounting Standards Codification 825,  Financial Instruments  (ASC 825), (formerly SFAS No. 107,  Disclosures about Fair Value of Financial Instruments ) and Accounting Standards Codification 815,  Derivatives and Hedging  (ASC 815), (formerly SFAS No. 161,  Disclosures about Derivative Instruments and Hedging Activities ). Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the six months ended June 30, 2010.  The impact of exchange rates related to the consolidation of the balance sheet amounts related to our FAB subsidiary resulted in an unfavorable currency translation adjustment of $4,874,899 during the first six months of 2010. Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of June 30, 2010, we were subject to interest rate risk on $13.6 million of variable rate debt. The interest payable on our debt is determined, at the Company's option, based on either LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of June 30, 2010, we would have a decrease in future annual cash flows of approximately $133,000 for every 1% increase in the interest rate over the next twelve month period.

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

There were no changes in our internal control over financial reporting during the first six months of fiscal year 2010 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC for sale in the United States. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents.

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

ANIKA THERAPEUTICS, INC.

August 9, 2010	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)