Form 10-Q
period 2011-03-31
ANIKA THERAPEUTICS INC
filed 2011-05-06
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No   ☒

As of May 4, 2011, there were 13,495,493 outstanding shares of Common Stock, par value $.01 per share.

PART I:	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$29,078,810	$28,201,932
Accounts receivable, net of reserves of $30,000 at March 31, 2011 and December 31, 2010, respectively	12,488,036	14,819,868
Inventories	8,773,720	8,949,745
Current portion deferred income taxes	1,889,953	1,990,609
Prepaid expenses and other	2,802,001	2,360,182
Total current assets	55,032,520	56,322,336
Property and equipment, at cost	49,892,195	49,696,989
Less: accumulated depreciation	(13,112,503)	(12,715,595)
	36,779,692	36,981,394
Long-term deposits and other	471,644	776,993
Intangible assets, net	26,805,761	25,764,185
Goodwill	9,671,587	9,091,960
Total Assets	$128,761,204	$128,936,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,162,478	$9,694,355
Accrued expenses	4,568,102	5,375,585
Deferred revenue	2,706,810	2,700,000
Current portion of long-term debt	1,600,000	1,600,000
Total current liabilities	18,037,390	19,369,940
Other long-term liabilities	1,574,784	1,560,205
Long-term deferred revenue	4,724,995	5,399,995
Deferred tax liability	6,012,377	6,216,582
Long-term debt	10,800,000	11,200,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2011
and December 31, 2010, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized,
13,505,753 and 13,482,384 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	135,056	134,823
Additional paid-in-capital	62,164,763	61,817,558
Accumulated currency translation adjustment	(798,114)	(2,547,776)
Retained earnings	26,109,953	25,785,541
Total stockholders’ equity	87,611,658	85,190,146
Total Liabilities and Stockholders’ Equity	$128,761,204	$128,936,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Product revenue	$11,060,159	$11,642,050
Licensing, milestone and contract revenue	677,520	824,037
Total revenue	11,737,679	12,466,087

Operating expenses:
Cost of product revenue	5,604,562	5,123,675
Research & development	1,532,664	1,875,644
Selling, general & administrative	4,043,774	4,288,978
Total operating expenses	11,181,000	11,288,297
Income from operations	556,679	1,177,790
Interest income (expense), net	(40,921)	(49,920)
Income before income taxes	515,758	1,127,870
Provision for income taxes	191,346	413,590
Net income	$324,412	$714,280

Basic net income per share:
Net income	$0.03	$0.06
Basic weighted average common shares outstanding	12,688,819	12,614,808
Diluted net income per share:
Net income	$0.02	$0.05
Diluted weighted average common shares outstanding	13,744,710	13,628,376

Net income	$324,412	$714,280
Other comprehensive income (loss)
Foreign currency translation adjustment	1,749,662	(2,058,781)
Comprehensive income (loss)	$2,074,074	$(1,344,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$324,412	$714,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	920,410	850,899
Stock-based compensation expense	300,275	302,558
Deferred income taxes	(111,293)	436,711
Provision for inventory	711,533	234,784
Changes in operating assets and liabilities:
Accounts receivable	2,753,690	(1,202,516)
Inventories	(374,014)	(670,972)
Prepaid expenses, other current and long-term assets	(580,852)	(37,307)
Long-term deposits and other	8,499	-
Accounts payable	(1,021,405)	1,022,756
Accrued expenses	(966,151)	(957,503)
Deferred revenue	(668,190)	(726,467)
Income taxes payable	2,198	-
Other long-term liabilities	(13,165)	52,262
Net cash provided by operating activities	1,285,947	19,485

Cash flows from investing activities:
Purchase of property and equipment, net	(76,570)	(785,492)
Net cash used in investing activities	(76,570)	(785,492)

Cash flows from financing activities:
Principal payments on debt	(400,000)	(400,000)
Proceeds from exercise of stock options	28,945	175,897
Net cash used in financing activities	(371,055)	(224,103)

Exchange rate impact on cash	38,556	(269,239)

Increase (decrease) in cash and cash equivalents	876,878	(1,259,349)
Cash and cash equivalents at beginning of period	28,201,932	24,426,990
Cash and cash equivalents at end of period	$29,078,810	$23,167,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANIKA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited condensed financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S.”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, these unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010, respectively.

The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes in our significant accounting policies for the three months ended March 31, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

3.	Recent Accounting Pronouncements Issued or Adopted

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition. The purpose of this Update is to provide guidance: (1) on whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated, and how the consideration should be allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. Adoption of this guidance effective January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of ASU No. 2011-02 are effective for the first interim or annual reporting period beginning after June 15, 2011. Adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The following table summarizes our assets measured and recorded at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,252,840	$-	$-	$20,252,840

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,244,955	$-	$-	$20,244,955

5.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the three months ended March 31, 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk free interest rate	1.51%	1.88%
Expected volatility	57.60%	62.08%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $300,275 and $302,558 of share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the same employees.

There were 379,000 incentive stock options (“ISOs”) granted to employees under the Anika Therapeutics, Inc. Stock Option and Incentive Plan, as amended (the “2003 Plan”) during the three-month period ended March 31, 2011. In addition, there were 29,978 restricted stock units (“RSUs”) granted to members of the Company’s Board of Directors under the 2003 Plan during the same period. The ISOs and RSUs granted to employees and directors become exercisable or vest ratably over four years from the date of grant.

As of March 31, 2011, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested stock options, stock appreciation rights (“SARs”), and Restricted Stock Awards (“RSAs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 3.2 years.

The total intrinsic value of ISOs and SARs exercised during the three-month periods ended March 31, 2011 and 2010 was approximately $14,000 and $33,500, respectively. The amount of cash received from the exercise of stock options for the three-month periods ended March 31, 2011 and 2010 was $28,945 and $175,897, respectively.

There were approximately 2.0 million options and SARs outstanding under the Company’s incentive plans at March 31, 2011 with a weighted-average exercise price of $6.93 per share, an aggregate intrinsic value of approximately $5.2 million, and a weighted-average remaining contractual term of 6.71 years.

None of the options or SARs outstanding at March 31, 2011 or 2010, respectively, had cash-settlement features.

As of March 31, 2011, the Company has reserved 2,350,000 shares of common stock for grant to employees, directors, consultants and advisors under the 2003 Plan. The Company may satisfy the awards upon exercise, or upon fulfillment of the vesting requirements for other equity-based awards, with either authorized but unissued shares or shares reacquired by the Company. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Awards contain service or performance conditions and generally become exercisable ratably over one to four years and have a ten year contractual term.

6.	Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Shares used in the calculation of Basic earnings per share	12,688,819	12,614,808
Effect of dilutive securities:
Stock options, SARs, and RSAs	1,055,891	1,013,568
Diluted shares used in the calculation of earnings per share	13,744,710	13,628,376

In connection with the acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”) on December 30, 2009, the Company issued 1,981,192 shares of its common stock of which 800,000 of these shares remain in escrow at March 31, 2011. These 800,000 shares are included in the diluted potential common shares but are excluded from the basic earnings per share calculation. See Note 10 for additional information relative to this item.

Equity awards of 979,438 and 1,223,888 shares were outstanding for the three months ended March 31, 2011 and 2010, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

7.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$3,052,512	$2,882,944
Work-in-process	2,039,085	1,787,473
Finished goods	3,682,123	4,279,328
Total	$8,773,720	$8,949,745

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

8.	Intangible Assets and Goodwill

In connection with the acquisition of Anika S.r.l., the Company acquired various intangible assets and goodwill. The Company evaluated the various intangibles and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangibles. The in-process research and development (“IPR&D”) intangible assets initially have indefinite lives and will be reviewed periodically to assess the project status, valuation, and disposition including write-off for abandoned projects. Until such determination, they are not amortized.

The Company reviews its long-lived assets for impairment at least annually. Additionally, the Company will initiate a review for impairment if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. Each impairment test will be based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Intangible assets as of March 31, 2011 and December 31, 2010 consist of the following:

		March 31, 2011			December 31, 2010
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(273,008)	$(1,304,674)	$15,122,318	$14,549,952	15
In-process research & development	6,698,000	(109,498)	-	$6,588,502	6,118,348	Indefinite
Distributor relationships	4,700,000	(76,835)	(1,155,791)	$3,467,374	3,476,876	5
Patents	1,000,000	(16,348)	(76,848)	$906,804	866,907	16
Elevess trade name	1,000,000	-	(279,237)	$720,763	752,101	9
Total	$30,098,000	$(475,689)	$(2,816,550)	$26,805,761	$25,764,184

The aggregate amortization expense related to intangible assets was $537,040 and $524,698 for the three months ended March 31, 2011 and 2010, respectively.

Changes in the carrying value of goodwill for the three months ended March 31, 2011 were as follows:

Balance at December 31, 2010	$9,091,960
Effect of foreign currency adjustments	579,627
Balance at March 31, 2011	$9,671,587

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
Payroll and benefits	$1,348,991	$1,895,393
Professional fees	342,981	417,751
Clinical trial costs	-	149,319
Research grants	2,149,844	2,021,003
Other	726,286	892,119
Total	$4,568,102	$5,375,585

10.	Commitments and Contingencies

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

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes Medical, Inc. (“Artes”), the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments it received either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and has recently so advised the Trustee. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

In connection with our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A. (“Fidia”) on December 30, 2009, Fidia acquired ownership of 1,981,192 shares of our common stock, of which 800,000 shares were placed in escrow for a period of up to 18 months in order to secure Fidia’s indemnification obligations under the terms of the acquisition. We currently have claims pending with Fidia and the escrowed shares will not be released until such claims are resolved.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

11.	Long-term Debt

On January 31, 2008, the Company entered into an unsecured Credit Agreement with Bank of America. As of March 31, 2011, the Company had an outstanding debt balance of $12,400,000, at an interest rate of 1.56%. The interest payable on our debt is determined, at the Company’s option, based on LIBOR plus 1.25%, or the lender’s prime rate.

ASC 825, Financial Instruments, requires disclosure about the fair value of financial instruments in interim as well as in annual financial statements. The carrying value of our debt instrument was $12,400,000 and $12,800,000 at March 31, 2011 and December 31, 2010, respectively, of which $1,600,000 was recorded as current at each date. The estimated fair value of our debt instrument approximated book value at March 31, 2011 and December 31, 2010, respectively.

12.	Income Taxes

Income tax expense was $191,346 and $413,590 for the three months ended March 31, 2011 and 2010, respectively. The effective tax rates were 37.1% and 36.7% for the three months ended March 31, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our U.S. federal income tax returns for the years 2007 to 2009, our state income tax returns for 2008 and 2009, and our Italian income tax returns for 2009 all remain subject to examination.

The Internal Revenue Service commenced an audit of our 2008 tax return during the third quarter of 2010, but the outcome and financial impact of this audit cannot be estimated at this time.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss (“NOL”) carryforward, research and development (“R&D”) tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at March 31, 2011 or December 31, 2010, respectively.

13.	Related Party

In connection with our acquisition of Anika S.r.l. on December 30, 2009, Fidia Farmaceutici S.p.A. (“Fidia”) acquired ownership of 1,981,192 shares of the Company's common stock, of which 800,000 shares remain in escrow at March 31, 2011. As of March 31, 2011, Fidia owns approximately 14.7% of the outstanding shares of the Company.

As part of the acquisition, the Company, primarily through Anika S.r.l., entered into a series of operating agreements with Fidia as follows:

Agreement Type	Description	Term in Years
Lease	Rent of space in Abano Terme, Italy	Six
Finished goods supply	Manufacture and supply of goods	Three
Raw material supply	Hyaluronic acid powder	Five
Accounts receivable management	Collection of trade receivables outstanding as of December 30, 2009	Two
Marketing and Promotion	Promote Anika S.r.l. products in Italy through Fidia sales force	Three

Historically, Anika S.r.l. has relied on Fidia, its former parent company, for several functional activities. In connection with the purchase of Anika S.r.l., the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement. In addition, accounting and purchasing services were performed by Fidia on behalf of Anika S.r.l. during 2010 under an agreement which ended with the completion of the accounting close for the year then ended. Finally, Fidia has agreed to promote Anika S.r.l.'s products in Italy through its existing sales force. At March 31, 2011, Anika S.r.l. had a net payable to Fidia for past products and services of approximately $6.4 million.

14.	Segment, Customer and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying condensed consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2011	2010
Orthobiologics	$8,036,298	$6,921,415
Dermal	589,153	886,208
Ophthalmic	897,808	2,584,458
Surgical	1,113,728	578,625
Veterinary	423,172	671,344
	$11,060,159	$11,642,050

Product revenue by geographic location in total and as a percentage of total product revenue, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011		2010
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$8,343,114	76%	$8,335,427	72%
Europe	2,033,198	18%	2,613,727	22%
Other	683,847	6%	692,896	6%
Total	$11,060,159	100.0%	$11,642,050	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

●	Our future sales and product revenue, including geographic expansions, possible retroactive price adjustments, and expectations of unit volumes or other offsets to price reductions;

●	Our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;

●	The timing, scope and rate of patient enrollment for clinical trials;

●	The development of possible new products;

●	Our ability to achieve or maintain compliance with laws and regulations;

●
The timing of and/or receipt of the Food and Drug Administration (“FDA”), foreign or other regulatory approvals, clearances, and/or reimbursement approvals of current, new or potential products, and any limitations on such approvals;

●	Our intention to seek patent protection for our products and processes, and protect our intellectual property;

●	Our ability to effectively compete against current and future competitors;

●
Negotiations with potential and existing partners, including our performance under any of our existing and future distribution or supply agreements or our expectations with respect to sales and sales threshold milestones pursuant to such agreements;

●	The level of our revenue or sales in particular geographic areas and/or for particular products, and the market share for any of our products;

●	Our current strategy, including our corporate objectives and research and development and collaboration opportunities;

●
Our and Bausch & Lomb’s (“B&L”) performance under the non-exclusive, two-year extension of our previous supply agreement for AMVISC and AMVISC Plus ophthalmic viscoelastic products, and our expectations regarding revenue from this agreement and our ophthalmic products generally;

●	Our ability, and the ability of our distribution partner, to market our aesthetic dermatology product, and our expectations regarding sales thereof;

●	Our ability to commercialize AnikaVisc and our expectations regarding such commercialization and the potential revenue generated thereby;

●	Our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distribution and revenue growth;

●	Our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

●	our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals and commercial launches;

●	Our expectations regarding revenue from sales of HYVISC;

●
Our ability to identify a new distribution partner for HYDRELLE™ in the United States and our ability to directly distribute HYDRELLE™ in the interim period and the impact such plan may have on future sales of this product;

●
Our ability to license our aesthetics product to new distribution partners outside of the United States; our ability, and the ability of our distribution partners, to market our aesthetic dermatology product; and our expectations regarding the distribution and sales of our ELEVESS product and the timing thereof;

●	Our expectations regarding product gross margin;

●
Our expectations regarding our U.S. MONOVISC trials and the results of the related premarket approval (“PMA”) filing with the FDA, including the requested Advisory Panel review and the likelihood of our obtaining such approval and/or the anticipated timing thereof;

●	Our expectations regarding the commencement of a clinical trial for CINGAL and our ability to obtain regulatory approvals for CINGAL;

●	Our expectations regarding our existing aesthetics product’s line extensions;

●	Our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

●	The rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

●	Our expectation for capital expenditures spending and future amounts of interest income and expense;

●	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

●
Our expectations regarding our existing manufacturing facility and the Bedford, MA facility; our expectations related to costs, including financing costs, to build-out and occupy the new facility, the timing of construction, and our ability to obtain FDA licensure for the facility; our expectations regarding the transition of manufacturing our products from our Woburn, MA facility to our Bedford, MA facility and the timing thereof; and our expectation regarding the impact of our Bedford, MA facility on our business and the amount of the annual depreciation expense associated therewith;

●	Our ability to comply with debt covenants;

●	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

●
Our ability to successfully integrate Anika S.r.l., our recently acquired subsidiary, into the Company and manage the operation from one with losses, into a company generating profits, including our ability to successfully manufacture certain products of Anika S.r.l. in our Bedford, MA facility.

●
Our ability to integrate our research and development activities with those of Anika S.r.l. and effectively prioritize the many projects underway, and the pipeline of candidate products, at both companies;

●
Our ability to obtain U.S. approval for the orthopedic and other products of Anika S.r.l., including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue;

●	Our ability to directly commercialize MONOVISC and the Anika S.r.l. products directly to customers, and the potential increase in expenses associated therewith; and

●
Our ability to successfully defend the Company against lawsuits and claims, including the lawsuit filed by Genzyme, and the uncertain financial impact such lawsuits and claims and related defense costs may have on the Company.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

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

During the first quarter of 2011, the Company delayed shipment of approximately $1.4 million of ophthalmic products and ORTHOVISC due to an equipment problem experienced at the end of March 2011 in its Woburn, MA facility. The problem also resulted in the loss of a batch of in-process ORTHOVISC, reducing gross margins for the quarter. The equipment has since been repaired and the delayed product was shipped in April. The lost batch of ORTHOVISC and production time on our schedule created a small backorder for that product. Full production has resumed, however shipment of product will not occur until we complete a voluntary reconfirmation of our process. This is scheduled to be completed in late May or early June.

In May 2011 we received purchase orders from Bausch & Lomb for an additional $6 million of ophthalmic products, to be shipped over the balance of this year. We can only produce this product in our Woburn facility. In order to deliver this product, we need to extend our lease and remain in Woburn for the remainder of 2011. This will delay receiving FDA approval to manufacture our aseptic products in Bedford, but the logistics and economics of the opportunity strongly favor this decision. Therefore, we now expect that we will receive approval and begin shipping ORTHOVISC and ophthalmic products manufactured in Bedford in early 2012.

Anika S.r.l., our recently acquired Italian subsidiary, has over 20 products currently commercialized, primarily in Europe. These products are all made from HA, and are based on two technologies: HYAFF, which is a solid form of HA, and ACP gel, an autocross-linked polymer of HA. Both technologies are protected by an extensive portfolio of patents. With the 2009 acquisition of Anika S.r.l., the Company is offering therapeutic products in the following areas:

	Anika	Anika S.r.l.
Orthobiologics	X	X
Dermal
Advanced wound care		X
Aesthetic dermatology	X
Ophthalmic	X
Surgical
Anti-adhesion	X	X
Ear, nose and throat care (“ENT”)		X
Veterinary	X

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview (Item 7) to the Company’s Form 10-K for the year ended December 31, 2010, for a description of each of the above therapeutic areas including the individual products.

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

With the acquisition of Anika S.r.l., we have enhanced both our research and development capabilities and our pipeline of candidate products. Anika S.r.l. has research and development programs for new products including Hyalobone, a bone tissue filler; Hyalospine, an adhesion prevention gel for use after spinal surgery; and Hyalofast, a product used to repair small cartilage defects.

Other key projects include obtaining FDA approval to market Anika S.r.l.’s suite of orthopedic products in the U.S. These products consist of Hyalofast, Hyaloglide, and Hyalonect.

In addition to the Anika S.r.l. products discussed in the preceding paragraph, additional products in development include MONOVISC for U.S. marketing approval, and our first next generation osteoarthritis product. MONOVISC is a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received CE Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., the FDA is still reviewing our December 2009 application to sell MONOVISC. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. During the first quarter of 2011, Anika requested a review by the Orthopedic Advisory Panel to assist in the resolution of any remaining issues. The Company has not yet received a date for an Advisory Panel meeting. We continue to believe that MONOVISC should receive FDA approval. Our second single-injection osteoarthritis product under development is CINGAL™, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for an extended period of time. During the past year, we have integrated the research and development efforts of Anika and Anika S.r.l., and prioritized our new product development activities.

Contracts

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Anika has been a contract manufacturer for B&L for over 20 years. Anika’s Supply Agreement with B&L expired on December 31, 2010. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, recently affiliated low-cost supplier to B&L. B&L accounted for 21% of our product revenue for the year ended December 31, 2010, but is expected to be significantly lower in 2011 under the new transition contract. Operating margins under our previous agreement with B&L were low, and the Company expects to see margin improvement through commercialization of its new AnikaVisc product. We are unable to quantify the amount of revenue we will derive from B&L and AnikaVisc in 2011, but we expect our overall ophthalmic revenue to decline significantly in 2011 compared to 2010.

Coapt Systems, Inc., the Company's former distributor for its HYDRELLE product, made a general assignment for the benefit of creditors in July 2010, and the Company's Distribution Agreement with Coapt was terminated. The Company has been directly distributing HYDRELLE domestically in the interim while it determines its worldwide strategy for the franchise.

Litigation and Other Legal Matters

On July 7, 2010, Genzyme filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments it received either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and has recently so advised the Trustee. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

In connection with our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A. (“Fidia”) on December 30, 2009, Fidia acquired ownership of 1,981,192 shares of our common stock, of which 800,000 shares were placed in escrow for a period of up to 18 months in order to secure Fidia’s indemnification obligations under the terms of the acquisition. We currently have claims pending with Fidia and the escrowed shares will not be released until such claims are resolved.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2011	2010	Inc/(Dec)	Inc/(Dec)
Product revenue	$11,060,159	$11,642,050	$(581,891)	(5)%
Licensing, milestone and contract revenue	677,520	824,037	(146,517)	(18)%
Total revenue	11,737,679	12,466,087	(728,408)	(6)%

Operating expenses:
Cost of product revenue	5,604,562	5,123,675	480,887	9%
Research & development	1,532,664	1,875,644	(342,980)	(18)%
Selling, general & administrative	4,043,774	4,288,978	(245,204)	(6)%
Total operating expenses	11,181,000	11,288,297	(107,297)	(1)%
Income from operations	556,679	1,177,790	(621,111)	(53)%
Interest income (expense), net	(40,921)	(49,920)	8,999	(18)%
Income before income taxes	515,758	1,127,870	(612,112)	(54)%
Provision for income taxes	191,346	413,590	(222,244)	(54)%
Net income	$324,412	$714,280	$(389,868)	(55)%
Product gross margin	5,455,597	6,518,375	(1,062,778)	(16)%
Product gross margin	49%	56%	(7)%	(13)%

Product Revenue

Product revenue for the quarter ended March 31, 2011 was $11,060,159, a decrease of 5%, compared to $11,642,050 for the quarter ended March 31, 2010. Product revenue was adversely impacted by an equipment problem at the Company’s Woburn, MA facility that caused $1.4 million of product scheduled to be shipped in late March 2011, to be delayed into the second quarter of 2011. Approximately $1,167,000 of the delay was ophthalmic products, with the balance of the decline in joint health products. The problem also resulted in the loss of a batch of in-process product, further reducing gross margins for the quarter.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%
Orthobiologics	$8,036,298	$6,921,415	$1,114,883	16%
Dermal	589,153	886,208	(297,055)	(34)%
Ophthalmic	897,808	2,584,458	(1,686,650)	(65)%
Surgical	1,113,728	578,625	535,103	92%
Veterinary	423,172	671,344	(248,172)	(37)%
	$11,060,159	$11,642,050	$(581,891)	(5)%

Orthobiologics

The orthobiologics group consists of our joint health and orthopedic products. Overall, sales increased 16% for the three months ended March 31, 2011, as compared to the same period in 2010, led by our joint health products ORTHOVISC, ORTHOVISC mini and MONOVISC, the latter two of which are currently only available outside the U.S. Revenue from these joint health products increased 17% to $7,651,576 during the three months ended March 31, 2011 compared to the same period in 2010. The improvement in joint health product revenue was due to increases in domestic ORTHOVISC revenue, as well as increased sales of MONOVISC in Europe and Turkey in 2011. Our U.S. joint health product revenue for the three months ended March 31, 2011 increased 21% compared to the first quarter of 2010. This increase reflects DePuy Mitek’s continued market penetration in the U.S. for ORTHOVISC. While MONOVISC revenue increased 45%, overall international joint health product revenue for the three months ended March 31, 2011 was flat compared with the same period in 2010, primarily due to order timing of ORTHOVISC shipments. We expect joint health product revenue to increase in 2011 compared to 2010, both domestically and internationally.

Anika S.r.l.’s orthopedic products currently available include Hyalograft C Autograft, Hyalofast, Hyalonect, Hyaloss, and Hyaloglide. These products are commercialized directly in Italy, and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea. Revenue from orthopedic products declined 6% for the three month period ended March 31, 2011 compared to the same period in 2010, primarily due to weakness in Anika S.r.l.’s domestic Italian market.

Dermal

Our dermal products consist of advanced wound care products, a field new to the Company with the acquisition of Anika S.r.l., and aesthetic dermal fillers. Overall, dermal product sales declined 34% during the three months ended March 31, 2011 as compared to the same period in 2010. Anika’s advanced wound care products treat skin wounds ranging from burns to diabetic ulcers. Leading products include Hyalomatrix 3D, Hyalofill and Hyalomatrix. Sales of our advanced wound care products declined 17% during the three months ended March 31, 2011 compared to the first quarter of 2010, primarily due to the timing of orders for Hyalofill in Europe.

Aesthetic dermatology revenue was $15,228 for the three months ended March 31, 2011 versus $197,513 for the same period in 2010. In July 2010, our former U.S. distributor, Coapt, filed for protection from creditors and we terminated our agreement with them. The Company has been focusing attention on increasing distribution of Anika S.r.l. products, joint health, and ophthalmic products, while it evaluates its aesthetic product strategy. The aesthetics’ market is crowded with many products, and our sales expectations in this area are modest for 2011.

Ophthalmic

 Our ophthalmic business consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic products sales decreased 65% to $897,808 in the first quarter of 2011 as compared to $2,584,458 in the same period in 2010. The decrease was primarily attributable to the above mentioned manufacturing disruption, which reduced ophthalmic revenue by approximately $1,167,000. We expect ophthalmic revenue to decrease significantly in 2011 compared to 2010 as B&L completes their transition to an alternative supplier.

Surgical

Our surgical group consists of products used to prevent surgical adhesions, and post-surgical treatment of ear, nose and throat (“ENT”) disorders.  Sales of our surgical products were $1,113,728 for the three months ended March 31, 2011, an increase of 92% as compared to the first quarter of 2010. Our anti-adhesion products, INCERT, Hyalobarrier and Hyalobarrier Endo, had sales increases primarily due to order timing. Our ENT products, sold through our worldwide partner, Medtronic, increased 56%, primarily due to order timing.

Veterinary

Veterinary revenue from HYVISC was $423,172 for the three months ended March 31, 2011, a 37% decrease as compared to the same period in 2010. We believe the decrease for the period was primarily due to order timing by our distribution partner, Boehringer Ingelheim Vetmedica. We expect HYVISC revenue for 2011 to be at a comparable level to 2010’s revenue for this product.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three months ended March 31, 2011 was $677,520 compared to $824,037 during the same period in 2010. The decrease was due to lower grant revenue at Anika S.r.l. which completed a project in 2010.  Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the U.S. distribution agreement with Depuy Mitek received in 2004. These amounts are being recognized in income over the ten-year expected life of the agreement, or $2,700,000 per year.

Product gross profit and margin

Product gross profit for the three months ended March 31, 2011 was $5,455,597, or 49% of product revenue. This compares with $6,518,375, or 56% of product revenue, for the three months ended March 31, 2010. The decrease in product gross profit and margin was primarily due to an equipment problem in late March 2011 at the Company’s Woburn, MA facility that resulted in the loss of a batch of in-process product. In connection with the problem, the Company wrote-down its inventory by approximately $450,000 in the first quarter of 2011. The Company plans to transfer a significant portion of the Anika S.r.l. product manufacturing to its location in Bedford, MA over the next two years.  Looking forward, we expect gross margin in the U.S. to remain low in 2011 compared with 2010 as we transition operations from our Woburn, MA facility to our Bedford, MA facility. Commencing with the approval by the FDA to allow manufacturing of U.S. products in our Bedford, MA facility, we expect to add approximately $1.8 million to annual depreciation expense.

Research and development

Research and development expenses for the three months ended March 31, 2011 were $1,532,664, or 13% of total revenue, a decline of 18% compared with $1,875,644 or 15% of total revenue for the three months ended March 31, 2010. The decrease in research and development expenses was primarily due to the timing of project spending, and spending is expected to increase modestly in future quarters with the addition of Anika S.r.l.’s pipeline of new products and new products expected to be developed based on the Company’s technology assets.

 Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2011 were $4,043,774 or 34% of total revenue, a decline of 6% compared with $4,288,978, or 34% of total revenue for the three months ended March 31, 2010. The decrease was primarily due to delays in MONOVISC approval and operational streamlining during the past 12 months including the completion of Fidia’s accounting and purchasing services on behalf of Anika S.r.l. We expect general and administrative expenses to increase as we incur defense costs associated with the Genzyme lawsuit. Selling and marketing expenses will likely also significantly increase with the approval of MONOVISC in the U.S. if the Company directly commercializes MONOVISC.

Interest income (expense), net

Net interest expense was $40,921 for the three months ended March 31, 2011, consistent with the same period in the prior year.

Income taxes

Provisions for income taxes were $191,346 and $413,590 for the three months ended March 31, 2011 and 2010, respectively. The effective tax rates were 37.1% and 36.7% for the three months ended March 31, 2011 and 2010, respectively.

The Internal Revenue Service commenced an audit of our 2008 tax return during the third quarter of 2010, but the outcome and financial impact of this audit cannot be estimated at this time.

 The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our U.S. federal income tax returns for the years 2007 to 2009, our state income tax returns for 2008 and 2009, and our Italian income tax returns for 2009 all remain subject to examination.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carryforward, R&D tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at March 31, 2011 or December 31, 2010, respectively.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Prior to 2008, we funded our cash requirements from operations as well as from existing cash and investments on hand. In 2008, we borrowed $16.0 million from Bank of America to partially fund our Bedford, Massachusetts facility capital project, and have spent approximately $34.0 million to date on this project to expand our operations and capabilities. In addition, in 2009 we spent $16.2 million in cash in connection with the Anika S.r.l. acquisition. Cash and cash equivalents increased approximately $0.9 million to $29.1 million at March 31, 2011 as compared to $28.2 million at December 31, 2010. Working capital totaled approximately $37.0 million at both March 31, 2011 and December 31, 2010, respectively. The Company believes it has adequate financial resources to support its business for the foreseeable future.

Cash provided by operating activities was $1,285,947 for the three months ended March 31, 2011 as compared to $19,485 for the three months ended March 31, 2010. This increase in cash provided by operations was primarily due to a decrease in net working capital requirements as compared to the same period in the prior year.

Cash used in investing activities was $76,570 for the three months ended March 31, 2011 as compared to $785,492 for the three months ended March 31, 2010. The decrease is due to lower expenditures related to our Bedford, MA facility project as it was substantially completed during 2010. We expect overall capital spending during 2011 to be lower than in 2010, but at a higher rate than the first quarter of 2011 due to the planned transfer of manufacturing activities for certain Anika S.r.l. products from Italy to Bedford, MA.

Cash used in financing activities was $371,055 for the first three months ended March 31, 2011 as compared to $224,103 for the three months ended March 31, 2010. The increase in cash used is directly attributable to a decrease in employee stock option exercises during the first quarter of 2011 as compared to the same period in the prior year.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2011, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to the Credit Agreement. As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 125 basis points. This increased from the original loan amount of prime rate or LIBOR plus 75 basis points.  In addition, the Company has pledged to the lender sixty-five percent (65%) of the stock of Anika S.r.l. Total debt outstanding was $12,400,000 as of March 31, 2011. Construction of our Bedford, MA facility commenced in May 2007 and validation is expected to be completed in late 2011.

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

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments, and ASC 815, Derivatives and Hedging. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the three months ended March 31, 2011. The impact of exchange rates related to the consolidation of the balance sheet amounts related to our Anika S.r.l. subsidiary resulted in a favorable currency translation adjustment of $1,749,662 during the first three months of 2011.

Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of March 31, 2011, we were subject to interest rate risk on $12.4 million of variable rate debt. The interest payable on our debt is determined, at the Company's option, based on LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of March 31, 2011, we would have a decrease in future annual cash flows of approximately $116,000 for every 1% increase in the interest rate over the next twelve month period.

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

There were no changes in our internal control over financial reporting during the first three months of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2010, Genzyme filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments it received either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and has recently so advised the Trustee. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

To our knowledge, there have been no material changes to the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANIKA THERAPEUTICS, INC.

May 6, 2011	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)