Form 10-Q
period 2011-06-30
ANIKA THERAPEUTICS INC
filed 2011-08-05
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were13,621,492 outstanding shares of Common Stock, par value $.01 per share.

PART I:     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,829,029	$28,201,932
Accounts receivable, net of reserves of $0 and $30,000 at June 30, 2011 and December 31, 2010, respectively	17,019,792	14,819,868
Inventories	9,171,778	8,949,745
Current portion deferred income taxes	1,990,626	1,990,609
Prepaid expenses and other	2,474,212	2,360,182
Total current assets	57,485,437	56,322,336
Property and equipment, at cost	50,459,747	49,696,989
Less: accumulated depreciation	(13,575,046)	(12,715,595)
	36,884,701	36,981,394
Long-term deposits and other	368,017	776,993
Intangible assets, net	26,782,435	25,764,185
Goodwill	9,871,977	9,091,960
Total Assets	$131,392,567	$128,936,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,587,384	$9,694,355
Accrued expenses	5,486,793	5,375,585
Deferred revenue	2,707,527	2,700,000
Current portion of long-term debt	1,600,000	1,600,000
Total current liabilities	17,381,704	19,369,940
Other long-term liabilities	2,366,260	1,560,205
Long-term deferred revenue	4,049,995	5,399,995
Deferred tax liability	6,060,689	6,216,582
Long-term debt	10,400,000	11,200,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,622,327 and 13,482,384 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	136,223	134,823
Additional paid-in-capital	62,808,017	61,817,558
Accumulated currency translation adjustment	(202,914)	(2,547,776)
Retained earnings	28,392,593	25,785,541
Total stockholders’ equity	91,133,919	85,190,146
Total Liabilities and Stockholders’ Equity	$131,392,567	$128,936,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenue	$15,414,681	$13,720,929	$26,474,840	$25,362,979
Licensing, milestone and contract revenue	726,171	778,871	1,403,691	1,602,908
Total revenue	16,140,852	14,499,800	27,878,531	26,965,887

Operating expenses:
Cost of product revenue	6,655,804	5,891,752	12,260,366	11,015,427
Research & development	1,574,155	1,836,653	3,106,820	3,712,297
Selling, general & administrative	4,233,316	4,967,346	8,277,090	9,256,324
Total operating expenses	12,463,275	12,695,751	23,644,276	23,984,048
Income from operations	3,677,577	1,804,049	4,234,255	2,981,839
Interest income (expense), net	(45,281)	(59,287)	(86,202)	(109,207)
Income before income taxes	3,632,296	1,744,762	4,148,053	2,872,632
Provision for income taxes	1,349,655	678,010	1,541,001	1,091,600
Net income	$2,282,641	$1,066,752	$2,607,052	$1,781,032

Basic net income per share:
Net income	$0.18	$0.08	$0.21	$0.14
Basic weighted average common shares outstanding	12,725,216	12,645,889	12,707,143	12,630,398
Diluted net income per share:
Net income	$0.17	$0.08	$0.19	$0.13
Diluted weighted average common shares outstanding	13,739,836	13,642,323	13,741,337	13,637,309

Net income	$2,282,641	$1,066,752	$2,607,052	$1,781,032
Other comprehensive income (loss)
Foreign currency translation adjustment	595,200	(2,820,119)	2,344,862	(4,878,900)
Comprehensive income (loss)	$2,877,841	$(1,753,367)	$4,951,914	$(3,097,868)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,607,052	$1,781,032
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,940,827	1,660,832
Stock-based compensation expense	582,307	612,207
Deferred income taxes	828,703	609,059
Provision for doubtful accounts	-	272,723
Provision for inventory	537,657	524,820
Changes in operating assets and liabilities:
Accounts receivable	(1,618,730)	(4,515,640)
Inventories	(536,642)	(603,329)
Prepaid expenses, other current and long-term assets	(366,213)	720,265
Long-term deposits and other	16,998	7,549
Accounts payable	(2,642,810)	338,639
Accrued expenses	(510,426)	829,230
Deferred revenue	(1,342,473)	(1,401,468)
Income taxes payable	411,843	-
Other long-term liabilities	(18,592)	(56,580)
Net cash (used in) provided by operating activities	(110,499)	779,339

Cash flows from investing activities:
Purchase of property and equipment, net	(655,784)	(1,012,299)
Reduction in purchase price of subsidiary	-	105,300
Net cash used in investing activities	(655,784)	(906,999)

Cash flows from financing activities:
Principal payments on debt	(800,000)	(800,000)
Proceeds from exercise of stock options	151,767	197,243
Net cash used in financing activities	(648,233)	(602,757)

Exchange rate impact on cash	41,613	(47,751)

Decrease in cash and cash equivalents	(1,372,903)	(778,168)
Cash and cash equivalents at beginning of period	28,201,932	24,426,990
Cash and cash equivalents at end of period	$26,829,029	$23,648,822

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

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S.”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes in our significant accounting policies for the three and six months ended June 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

3.             Recent Accounting Pronouncements Issued or Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition. The purpose of this Update is to provide guidance: (1) on whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated, and how the consideration should be allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. Adoption of this guidance effective January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective borrowing rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of ASU No. 2011-02 are effective for the first interim or annual reporting period beginning after June 15, 2011. Adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

On May 12, 2011, the FASB, together with the International Accounting Standards Board, jointly issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The provisions of ASU 2011-04 give fair value the same meaning between U.S. GAAP and International Financial Reporting Standards, and improve consistency of disclosures relating to fair value. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated financial position, results of operations, or cash flows.

4.             Fair Value Measurements

We measure certain assets and liabilities, such as fixed income investments, at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability.  To increase the comparability of fair value measurements, the following hierarchical levels of inputs to valuation methodologies are used:

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

The following table summarizes our assets measured and recorded at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,257,670	$-	$-	$20,257,670

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,244,955	$-	$-	$20,244,955

5.             Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the three and six months ended June 30, 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	June 30,
	2011	2010
Risk free interest rate	1.19%	1.88%
Expected volatility	57.60%	62.08%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

	Six Months Ended
	June 30,
	2011	2010
Risk free interest rate	1.19% - 1.51%	1.88%
Expected volatility	57.60%	62.08%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $282,032 and $582,307 of share-based compensation expense for the three and six months ended June 30, 2011, respectively, for equity compensation awards. The Company recorded $243,591 and $546,578 of share-based compensation expense for the three and six months ended June 30, 2010, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective employees.

At the 2011 Annual Meeting of Stockholders on June 7, 2011, the shareholders of the Company approved the Anika Therapeutics, Inc. Second Amended and Restated Stock Option and Incentive Plan (the “2003 Plan”), which, among other things, increased the number of shares reserved for issuance under the Company’s predecessor stock option and incentive plan by 800,000 to 3,150,000 shares.

There were 250,000 and 629,000 stock options granted to employees under the 2003 Plan (or its predecessor plan) during the three-month and six-month periods ended June 30, 2011, respectively. In addition, there were 29,978 restricted stock units (“RSUs”) granted to members of the Company’s Board of Directors under the 2003 Plan (or its predecessor plan) during the six-month period ended June 30, 2011. The stock options and RSUs granted to employees and directors become exercisable or vest ratably over two and one half to four years from the date of grant.

The stock options granted during the three months ended June 30, 2011 contained performance features, based on the level of growth in revenue and income from operations as compared to established targets, in addition to time-based vesting conditions. The compensation costs associated with these grants was estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals.

As of June 30, 2011, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested stock options, stock appreciation rights (“SARs”), and Restricted Stock Awards (“RSAs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 2.9 years.

The total intrinsic value of stock options and SARs exercised during the six-month periods ended June 30, 2011 and 2010 was approximately $628,077 and $159,540, respectively. The amount of cash received from the exercise of stock options for the three and six-month periods ended June 30, 2011 was $122,825 and $151,767 respectively. The amount of cash received for the three and six-month period ended June 30, 2010 was $21,346 and $197,243, respectively.

There were approximately 2.1 million options and SARs outstanding under the Company’s incentive plans at June 30, 2011 with a weighted-average exercise price of $7.24 per share, an aggregate intrinsic value of approximately $2.0 million, and a weighted-average remaining contractual term of 7.11 years.

None of the options or SARs outstanding at June 30, 2011 or 2010, respectively, had cash-settlement features.

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

6.             Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shares used in the calculation of Basic earnings per share	12,725,216	12,645,889	12,707,143	12,630,398
Effect of dilutive securities:
Stock options, SARs, RSAs, and shares held in escrow	1,014,620	996,434	1,034,194	1,006,911
Diluted shares used in the calculation of earnings per share	13,739,836	13,642,323	13,741,337	13,637,309

In connection with the acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”) on December 30, 2009, the Company issued 1,981,192 shares of its common stock of which 800,000 of these shares remain in escrow at June 30, 2011. These 800,000 shares are included in the diluted potential common shares but are excluded from the basic earnings per share calculation. See Note 10 for additional information relative to this item.

Equity awards of 1,148,154 and 1,088,461 shares were outstanding for the three and six months ended June 30, 2011, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.  Equity awards of 1,052,815 and 1,057,154 shares were outstanding for the three and six months ended June 30, 2010, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

7.             Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$3,668,586	$2,882,944
Work-in-process	2,193,774	1,787,473
Finished goods	3,309,418	4,279,328
Total	$9,171,778	$8,949,745

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

8.             Intangible Assets and Goodwill

In connection with the acquisition of Anika S.r.l., the Company acquired various intangible assets and goodwill. The Company evaluated the various intangibles and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangibles. The in-process research and development (“IPR&D”) intangible assets initially have indefinite lives and are reviewed periodically to assess the project status, valuation, and disposition including write-off(s) for abandoned projects. Until such determination, they are not amortized.

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

Intangible assets as of June 30, 2011 and December 31, 2010 consist of the following:

		June 30, 2011			December 31, 2010
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$63,316	$(1,612,525)	$15,150,791	$14,549,952	15
In-process research & development	6,698,000	31,045	-	6,729,045	6,118,348	Indefinite
Distributor relationships	4,700,000	18,955	(1,415,686)	3,303,269	3,476,876	5
Patents	1,000,000	4,033	(94,128)	909,905	866,908	16
Elevess trade name	1,000,000	-	(310,575)	689,425	752,101	9
Total	$30,098,000	$117,349	$(3,432,914)	$26,782,435	$25,764,185

The aggregate amortization expense related to intangible assets was $544,776 and $1,081,816 for the three and six months ended June 30, 2011, respectively.

Changes in the carrying value of goodwill for the three and six months ended June 30, 2011 were as follows:

Balance at December 31, 2010	$9,091,960
Effect of foreign currency adjustments	579,627
Balance at March 31, 2011	9,671,587
Effect of foreign currency adjustments	200,390
Balance at June 30, 2011	$9,871,977

9.             Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
Payroll and benefits	$1,752,967	$1,895,393
Professional fees	445,706	417,751
Clinical trial costs	-	149,319
Research grants	2,194,388	2,021,003
Other	1,093,732	892,119
Total	$5,486,793	$5,375,585

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

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered an order permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes Medical, Inc. (“Artes”), the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments it received either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and has recently so advised the Trustee. In July 2011, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000.  The settlement is subject to bankruptcy court approval. Pursuant to ASC 450, Contingencies, an accrual for this settlement was recorded in June 2011.

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

11.           Long-term Debt

On January 31, 2008, the Company entered into an unsecured Credit Agreement with Bank of America. As of June 30, 2011, the Company had an outstanding debt balance of $12,000,000, at an interest rate of 1.56%. The interest payable on our debt is determined, at the Company’s option, based on LIBOR plus 1.25%, or the lender’s prime rate.

ASC 825, Financial Instruments, requires disclosure about the fair value of financial instruments in interim as well as in annual financial statements. The carrying value of our debt instrument was $12,000,000 and $12,800,000 at June 30, 2011 and December 31, 2010, respectively, of which $1,600,000 was recorded as current at each date. The estimated fair value of our debt instrument approximated book value at June 30, 2011 and December 31, 2010, respectively.

12.           Income Taxes

Income tax expense was $1,349,655 and $678,010 for the three months ended June 30, 2011 and 2010, respectively, and $1,541,001 and $1,091,600 for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates were 37.2% and 38.9% for the three months ended June 30, 2011 and 2010, respectively, and 37.2% and 38.0% for the six months ended June 30, 2011 and 2010, respectively.

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

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss (“NOL”) carryforward, research and development (“R&D”) tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at June 30, 2011 or December 31, 2010, respectively.

13.          Related Party

In connection with our acquisition of Anika S.r.l. on December 30, 2009, Fidia Farmaceutici S.p.A. (“Fidia”) acquired ownership of 1,981,192 shares of the Company's common stock, of which 800,000 shares remain in escrow at June 30, 2011. As of June 30, 2011, Fidia owns approximately 14.5% of the outstanding shares of the Company.

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

Historically, Anika S.r.l. has relied on Fidia, its former parent company, for several functional activities. In connection with the purchase of Anika S.r.l., the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement. In addition, accounting and purchasing services were performed by Fidia on behalf of Anika S.r.l. during 2010 under an agreement which ended with the completion of the accounting close for the year then ended. Finally, Fidia has agreed to promote Anika S.r.l.'s products in Italy through its existing sales force. At June 30, 2011, Anika S.r.l. had a net payable to Fidia for past products and services of approximately $4.1 million.

14.          Segment and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying condensed consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Orthobiologics	$9,763,597	$7,702,028	$17,799,893	$14,623,443
Dermal	799,605	1,197,770	1,388,759	2,083,978
Ophthalmic	2,584,820	2,851,512	3,482,629	5,435,970
Surgical	1,566,026	1,231,979	2,679,755	1,810,604
Veterinary	700,633	737,640	1,123,804	1,408,984
	$15,414,681	$13,720,929	$26,474,840	$25,362,979

Product revenue by geographic location in total and as a percentage of total product revenue, for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$11,594,988	75%	$8,879,649	65%
Europe	2,604,021	17%	3,621,585	26%
Other	1,215,672	8%	1,219,695	9%
Total	$15,414,681	100%	$13,720,929	100%

	Six Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$19,938,102	75%	$17,215,605	68%
Europe	4,637,219	18%	6,185,547	24%
Other	1,899,519	7%	1,961,827	8%
Total	$26,474,840	100%	$25,362,979	100%

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

●
Our and Bausch & Lomb’s (“B&L”) performance under the non-exclusive, two-year extension of our previous supply agreement for AMVISC and AMVISC Plus ophthalmic viscoelastic products, and our expectations regarding revenue from this agreement and our ophthalmic products generally, including Anikavisc;

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

●
Our ability to successfully integrate Anika S.r.l., our subsidiary, into the Company and manage the operation from one with losses into a company generating profits, including our ability to successfully manufacture certain products of Anika S.r.l. in our Bedford, MA facility;

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

●
A portion of the Company’s accounts receivable arise from product sales in Italy and are primarily due from public hospitals and other government-funded healthcare agencies. Historically, there has been inherent variability of timing of cash receipts from these customers which have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on the accounts receivable outstanding. While the Company monitors the situation closely, and believes its receivables are properly stated, there can be no assurance that it will collect all amounts due from these customers.

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

As announced during the first quarter of 2011, the Company delayed shipment of approximately $1.4 million of its ophthalmic and ORTHOVISC products to the second quarter of 2011 due to an equipment problem experienced in its Woburn, MA facility at the end of March. The problem also resulted in the loss of a batch of in-process ORTHOVISC, reducing gross margins for the first quarter and creating a backorder for that product. As part of the resolution of the equipment problem we successfully completed a voluntary reconfirmation of our manufacturing process and resumed all normal shipments in June 2011. While we do not believe shipments by our distributors to the end-users were significantly impacted to date, we are still on backorder for ORTHOVISC and expect to fulfill these orders to our distributors before the end  of 2011.

In May 2011, we received purchase orders from Bausch & Lomb for an additional $6 million of ophthalmic products, to be shipped over the balance of this year. We can only produce this product in our Woburn facility. In order to deliver this product, we extended our lease and expect to continue to occupy our Woburn facility for the remainder of 2011. This will delay receiving FDA approval to manufacture our aseptic products in our Bedford facility. Therefore, we now expect that we will receive approval and begin shipping ORTHOVISC and ophthalmic products manufactured in Bedford for the U.S. market in early 2012.

Anika S.r.l., our Italian subsidiary, has over 20 products currently commercialized, primarily in Europe. These products are all made from HA, and are based on two technologies: HYAFF, which is a solid form of HA, and ACP gel, an autocross-linked polymer of HA. Both technologies are protected by an extensive portfolio of patents. With the 2009 acquisition of Anika S.r.l., the Company is offering therapeutic products in the following areas:

	Anika	Anika S.r.l.
Orthobiologics	X	X
Dermal Advanced wound care Aesthetic dermatology	X	X
Ophthalmic	X
Surgical Anti-adhesion Ear, nose and throat care (“ENT”)	X	X X
Veterinary	X

A significant portion of the Company’s accounts receivable arising from product sales within Italy by Anika S.r.l. are due from public hospitals and other government-funded healthcare agencies. As of June 30, 2011, the Company’s accounts receivable from these Italian customers totaled approximately $3.5 million of which public hospital and  agency receivables were approximately $2.5 million.

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview (Item 7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a description of each of the above therapeutic areas, including the individual products.

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

In addition to the Anika S.r.l. products discussed in the preceding paragraph, additional products in development include MONOVISC for U.S. marketing approval, as well as our first next generation osteoarthritis product. MONOVISC is a single-injection treatment product that uses a non-animal source HA. MONOVISC is our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received CE Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., the FDA is still reviewing our December 2009 application to sell MONOVISC. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. During the first quarter of 2011, Anika requested a review by the Advisory Panel to assist in the resolution of any remaining issues. The Company has not yet received a date for an Advisory Panel meeting. We continue to believe that MONOVISC should receive FDA approval. Our second single-injection osteoarthritis product under development is CINGAL™, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for an extended period of time. During the past year, we have integrated the research and development efforts of Anika and Anika S.r.l., and prioritized our new product development activities.

Contracts

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Anika has been a contract manufacturer for B&L for over 20 years. Anika’s Supply Agreement with B&L expired on December 31, 2010. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, recently affiliated low-cost supplier to B&L. B&L accounted for 21%, or $11.1 million, of our product revenue for the year ended December 31, 2010, but is expected to be significantly lower in 2011 under the new transition contract. We do not currently expect any orders for 2012 delivery from B&L. Operating margins under our previous agreement with B&L were low, and the Company expects to see margin improvement through commercialization of its new AnikaVisc product. We are unable to quantify the amount of revenue we will derive from B&L and AnikaVisc in 2011, but we expect our overall ophthalmic revenue to decline significantly in 2011 compared to 2010.

Coapt Systems, Inc., (“Coapt”) the Company's former distributor for its HYDRELLE product, made a general assignment for the benefit of creditors in July 2010, and the Company's Distribution Agreement with Coapt was terminated. The Company has been directly distributing HYDRELLE domestically in the interim while it determines its worldwide strategy for the franchise.

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

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments it received either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and has recently so advised the Trustee. In July, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 by Anika.  The settlement is subject to bankruptcy court approval. Pursuant to ASC 450, Contingencies, an accrual for this settlement was recorded in June 2011.

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
Product revenue	$15,414,681	$13,720,929	12.3%	$26,474,840	$25,362,979	4.4%
Licensing, milestone and contract revenue	726,171	778,871	-6.8%	1,403,691	1,602,908	-12.4%
Total revenue	16,140,852	14,499,800	11.3%	27,878,531	26,965,887	3.4%

Operating expenses:
Cost of product revenue	6,655,804	5,891,752	13.0%	12,260,366	11,015,427	11.3%
Research & development	1,574,155	1,836,653	-14.3%	3,106,820	3,712,297	-16.3%
Selling, general & administrative	4,233,316	4,967,346	-14.8%	8,277,090	9,256,324	-10.6%
Total operating expenses	12,463,275	12,695,751	-1.8%	23,644,276	23,984,048	-1.4%
Income from operations	3,677,577	1,804,049	103.9%	4,234,255	2,981,839	42.0%
Interest income (expense), net	(45,281)	(59,287)	-23.6%	(86,202)	(109,207)	-21.1%
Income before income taxes	3,632,296	1,744,762	108.2%	4,148,053	2,872,632	44.4%
Provision for income taxes	1,349,655	678,010	99.1%	1,541,001	1,091,600	41.2%
Net income	$2,282,641	$1,066,752	114.0%	$2,607,052	$1,781,032	46.4%
Product gross margin	8,758,877	7,829,177	11.9%	14,214,474	14,347,552	-0.9%
Product gross margin	57%	57%		54%	57%

Product Revenue

Product revenue for the quarter ended June 30, 2011 was $15,414,681, an increase of 12%, compared to $13,720,929 for the quarter ended June 30, 2010. Product revenue for the six months ended June 30, 2011 was $26,474,840, an increase of 4%, compared to $25,362,979 for the six months ended June 30, 2010.

Product revenue for the quarter ended June 30, 2011 was positively impacted by the previously discussed first quarter equipment problem, which resulted in $1.4 million of product scheduled to be shipped in late March 2011 to be delayed into the second quarter of 2011. Approximately $1,167,000 of the delayed products were ophthalmic products, with the balance in joint health products. At June 30, 2011, approximately $500,000 of ORTHOVISC is on backorder with international distributors.

The following table presents product revenue by group for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	$	%
Orthobiologics	$9,763,597	$7,702,028	$2,061,569	26.8%
Dermal	799,605	1,197,770	(398,165)	-33.2%
Ophthalmic	2,584,820	2,851,512	(266,692)	-9.4%
Surgical	1,566,026	1,231,979	334,047	27.1%
Veterinary	700,633	737,640	(37,007)	-5.0%
	$15,414,681	$13,720,929	$1,693,752	12.3%

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$	%
Orthobiologics	$17,799,893	$14,623,443	$3,176,450	21.7%
Dermal	1,388,759	2,083,978	(695,219)	-33.4%
Ophthalmic	3,482,629	5,435,970	(1,953,341)	-35.9%
Surgical	2,679,755	1,810,604	869,151	48.0%
Veterinary	1,123,804	1,408,984	(285,180)	-20.2%
	$26,474,840	$25,362,979	$1,111,861	4.4%

Orthobiologics

The orthobiologics group consists of our joint health and orthopedic products. Overall, sales increased 27% and 22% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increases were led by our joint health products ORTHOVISC and MONOVISC, the latter of which is currently only available outside the U.S., coupled with our orthopedic products produced by Anika S.r.l.

Revenue from joint health products increased 24% and 21% to $8,993,730 and $16,645,305 during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The improvement in joint health product revenue was due to increases in domestic ORTHOVISC revenue, as well as increased sales of MONOVISC in Europe and Turkey in 2011.

Our U.S. joint health product revenue for the three and six months ended June 30, 2011 increased 36% and 28%, respectively, as compared to the same periods in 2010. This increase is partially attributable to DePuy Mitek’s continued market penetration in the U.S. for ORTHOVISC. While MONOVISC revenue increased 29% and 35% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, overall international joint health product revenue decreased 8% and 4% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. This lower overall international joint health product revenue is primarily due to continued weakness in Southern European markets, and the ORTHOVISC backorders resulting from the previously-disclosed equipment problem at our Woburn, MA facility. We expect joint health product revenue to increase in 2011 as compared to 2010, both domestically and internationally.

Anika S.r.l.’s orthopedic products currently available include Hyalograft C Autograft, Hyalofast, Hyalonect, Hyaloss, and Hyaloglide. These products are commercialized directly in Italy, and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea. Revenue from orthopedic products increased 62% and 31% for the three and six month periods ended June 30, 2011, respectively, as compared to the same period in 2010, primarily due to expanded distribution in Europe and Korea for Hyalofast, Hyaloglide and Hyaloloss.

Dermal

Our dermal products consist of advanced wound care products, a field new to the Company with the acquisition of Anika S.r.l., and aesthetic dermal fillers. Overall, dermal product sales declined 33% during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Anika’s advanced wound care products treat skin wounds ranging from burns to diabetic ulcers. Leading products include Hyalograft 3D, Hyalofill and Hyalomatrix. Sales of our advanced wound care products declined 48% and 36% during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to sales declines in Italy of Hyalomatrix and Hyalograft 3D, and Hyalofill in Europe, partially offset by our initial shipment of Hyalomatrix to our new U.S. distributor Misonix.

Aesthetic dermatology revenue was $198,534 and $213,762 for the three and six months ended June 30, 2011, respectively, as compared to $49,160 and $246,673 for the same periods in 2010. In July 2010, our former U.S. distributor, Coapt, filed for protection from creditors and we terminated our agreement with them. The Company has been focusing attention on increasing distribution of Anika S.r.l. products, joint health, and ophthalmic products, while it evaluates its aesthetic product strategy. The aesthetics’ market is crowded with many products, and our sales expectations in this area are modest for 2011.

Ophthalmic

 Our ophthalmic business consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic product sales decreased 9% and 36% to $2,584,820 and $3,482,629 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decreases during the second quarter were primarily attributable to reduced sales to B&L. This decline was partially offset by the sale of our Anikavisc product which began shipping during the quarter ended June 30, 2011. As previously disclosed, we expect ophthalmic revenue to decrease significantly in 2011 compared to 2010 as B&L completes its transition to a recently affiliated alternative supplier.

Surgical

Our surgical group consists of products used to prevent surgical adhesions, and post-surgical treatment of ear, nose and throat (“ENT”) disorders. Sales of our surgical products increased 27% and 48% to $1,566,026 and $2,679,755 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Our anti-adhesion products, INCERT, Hyalobarrier and Hyalobarrier Endo (“Endo”), had sales increases primarily due to expansion in Europe of our Endo product as well as our initial shipment of both Hyalobarrier and Hyalobarrier Endo to our new Korean distributor. Sales of our ENT products, sold through our worldwide partner, Medtronic, decreased 4% for the three months ended June 30, 2011 , as compared to the same period in the prior year, primarily due to the temporary withdrawal of the Merogel injectable product from the market.

Veterinary

Veterinary revenue from HYVISC decreased 5% and 20% to $700,633 and $1,123,804 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. We believe the decrease for the period was primarily due to order timing by our distribution partner, Boehringer Ingelheim Vetmedica. We expect HYVISC revenue for 2011 to be at a comparable level to 2010’s revenue for this product.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three and six months ended June 30, 2011 was $726,171 and $1,403,691  respectively, as compared to $778,871 and $1,602,908 during the same periods in 2010. The decrease was due to lower grant revenue at Anika S.r.l. which completed a project in 2010.  Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the U.S. distribution agreement with Depuy Mitek received in 2004. These amounts are being recognized in income over the ten-year expected life of the agreement, or $2,700,000 per year.

Product gross profit and margin

Product gross profit for the three and six months ended June 30, 2011 was $8,758,877 and $14,214,474, or 57% and 54% of product revenue, respectively.  This compares with $7,829,177 and $14,347,552, or 57% of product revenue, for both the three and six months ended June 30, 2010, respectively. The decrease in product gross profit and margin for the six month period ended June 30, 2011 was primarily due to an equipment problem in late March 2011 at the Company’s Woburn, MA facility that resulted in the loss of a batch of in-process product. In connection with the problem, the Company wrote-down its inventory by approximately $450,000 in the first quarter of 2011.

The Company plans to transfer a significant portion of the Anika S.r.l. product manufacturing to its location in Bedford, MA over the next two years.  Looking forward, we expect gross margin in the U.S. to remain low in 2011 compared with 2010 as we transition operations from our Woburn, MA facility to our Bedford, MA facility. We received FDA approval to manufacture our terminally sterilized product, ELEVESS™, in our Bedford, MA facility in November 2010. We believed that a final inspection of our Bedford, MA facility by the FDA for the manufacture of our ophthalmic and orthopedic products was to occur in December 2010. That final inspection did not occur and will not occur now until certain equipment is permanently installed in Bedford, MA. In order to fill product orders and build sufficient safety stock to accommodate any further approval delays, we currently do not expect manufacturing of our ophthalmic and orthopedic products to be manufactured in our Bedford, MA facility for the U.S. market until early 2012.  Commencing with the approval by the FDA to allow manufacturing of U.S. products in our Bedford, MA facility, we expect to add approximately $1.8 million to annual depreciation expense.

Research and development

Research and development expenses for the three and six months ended June 30, 2011 were $1,574,155 and $3,106,820, respectively, or 10% and 11% of total revenue. This represents a decline of 14% and 16% as compared with $1,836,653 and $3,712,297, or 13% and 14% of total revenue for the three and six months ended June 30, 2010. The decrease in research and development expenses was primarily due to the timing of project spending. Spending is expected to increase modestly in future quarters with increased expenditure on clinical trials for Cingal and Hyalograft C, as well as spending on further development of Anika S.r.l.’s pipeline of new products and new products expected to be developed based on our technology assets.

 Selling, general and administrative

Selling, general and administrative expenses for the three and six months ended June 30, 2011 were $4,233,316 and $8,277,090, or 26% and 30% of total revenue, respectively. This represents a decline of 15% and 11% as compared with $4,967,346 and $9,256,324, or 34% of total revenue for the three and six months ended June 30, 2010, respectively. The decrease was primarily due to delays in FDA approval of MONOVISC and operational streamlining during the past 12 months, including the completion of Fidia’s accounting and purchasing services on behalf of Anika S.r.l. We expect general and administrative expenses to increase as we incur defense costs associated with the Genzyme lawsuit. Selling and marketing expenses will likely also significantly increase with the approval of MONOVISC in the U.S. if the Company directly commercializes MONOVISC.

Interest income (expense), net

Net interest expense was $45,281 and $86,202 for the three and six months ended June 30, 2011, respectively, as compared to $59,287 and $109,207 for the same periods in the prior year. The decrease in interest expense is due to lower average outstanding debt in 2011 as compared to 2010.

Income taxes

Provisions for income taxes were $1,349,655 and $1,541,001 for the three and six months ended June 30, 2011 respectively, based on effective tax rates of 37% for both periods, compared to $678,010 and $1,091,600 for the three and six months ended June 30, 2010 respectively, based on effective tax rates of 39% and 38% respectively.

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

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carryforward, R&D tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at June 30, 2011 or December 31, 2010, respectively.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Prior to 2008, we funded our cash requirements from operations as well as from existing cash and investments on hand. In 2008, we borrowed $16.0 million from Bank of America to partially fund our Bedford, Massachusetts facility capital project, and have spent approximately $35.1 million to date on this project to expand our operations and capabilities. In addition, in 2009 we spent $16.2 million in cash in connection with the Anika S.r.l. acquisition. Cash and cash equivalents decreased approximately $1.4 million to $26.8 million at June 30, 2011, as compared to $28.2 million at December 31, 2010. Working capital totaled approximately $40.1 million at June 30, 2011 and $37.0 million at December 31, 2010, respectively. The Company believes it has adequate financial resources to support its business for the foreseeable future.

Cash used in operating activities was $110,499 for the six months ended June 30, 2011 as compared to cash generated by operations of $779,339 for the six months ended June 30, 2010. This decrease in cash provided by operations was primarily due to an increase in net working capital requirements as compared to the same period in 2010, driven primarily by a combination of a higher level of sales in June 2011 and required vendor payments.

Cash used in investing activities was $655,784 for the six months ended June 30, 2011 as compared to $906,999 for the six months ended June 30, 2010. The decrease is due to lower expenditures related to our Bedford, MA facility project as it was substantially completed during 2010 with only validation activities occurring in 2011. We expect overall capital spending during 2011 to be lower than in 2010, but at a higher rate than the first six months of 2011 due to the planned transfer of manufacturing activities for certain Anika S.r.l. products from Italy to Bedford, MA.

Cash used in financing activities was $648,233 for the six months ended June 30, 2011 as compared to $602,757 for the six months ended June 30, 2010. The increase in cash used is attributable to a decrease in funds received from employee stock option exercises during the first six months of 2011 as compared to the same period in the prior year.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2011, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 3 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

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

In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to the Credit Agreement. As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 125 basis points. This increased from the original loan amount of prime rate or LIBOR plus 75 basis points. In addition, the Company has pledged to the lender sixty-five percent (65%) of the stock of Anika S.r.l. Total debt outstanding was $12,000,000 as of June 30, 2011. Construction of our Bedford, MA facility commenced in May 2007 and validation is expected to be completed in late 2011.

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

As of June 30, 2011, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments, and ASC 815, Derivatives and Hedging. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the six months ended June 30, 2011. The impact of exchange rates related to the consolidation of the balance sheet amounts related to our Anika S.r.l. subsidiary resulted in a favorable currency translation adjustment of $2,344,862 during the first six months of 2011.

Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of June 30, 2011, we were subject to interest rate risk on $12.0 million of variable rate debt. The interest payable on our debt is determined, at the Company's option, based on LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of June 30, 2011, we would have a decrease in future annual cash flow of approximately $112,000 for every 1% increase in the interest rate over the next twelve month period.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the first six months of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:     OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On July 7, 2010, Genzyme filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered an order permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. The Trustee asserts that the payments are recoverable as preferences under the Bankruptcy Code. The Company believes that the payments it received either do not meet the legal requirements of avoidable preferences or are subject to one or more exceptions to the Trustee's powers to recover preferences and has recently so advised the Trustee. In July, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 by Anika.  The settlement is subject to bankruptcy court approval. Pursuant to ASC 450, Contingencies, an accrual for this settlement was recorded in June 2011.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.        RISK FACTORS

To our knowledge, there have been no material changes to the risk factors described in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.           EXHIBITS

Exhibit No.	Description

(10)	Material Contracts

10.1†	Second Amended and Restated 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on June 10, 2011.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kevin W. Quinlan pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 5, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
	iii.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
	iv.	Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Filed herewith
**	Furnished herewith.
†	Denotes compensatory plan or arrangement.
§
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

August 5, 2011	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)