Form 10-Q
period 2011-09-30
ANIKA THERAPEUTICS INC
filed 2011-11-04
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 13,624,992 outstanding shares of Common Stock, par value $.01 per share.

PART I:     FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,048,664	$28,201,932
Accounts receivable, net of reserves of $0 and $30,000 at September 30, 2011 and December 31, 2010, respectively	17,726,945	14,819,868
Inventories	7,874,307	8,949,745
Current portion deferred income taxes	1,990,626	1,990,609
Prepaid expenses and other	2,007,002	2,360,182
Total current assets	58,647,544	56,322,336
Property and equipment, at cost	50,675,964	49,696,989
Less: accumulated depreciation	(13,981,403)	(12,715,595)
	36,694,561	36,981,394
Long-term deposits and other	299,932	776,993
Intangible assets, net	24,810,059	25,764,185
Goodwill	9,327,955	9,091,960
Total Assets	$129,780,051	$128,936,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,836,750	$9,694,355
Accrued expenses	5,537,188	5,375,585
Deferred revenue	2,840,693	2,700,000
Current portion of long-term debt	1,600,000	1,600,000
Income taxes payable	1,324,042	-
Total current liabilities	15,138,673	19,369,940
Other long-term liabilities	1,554,054	1,560,205
Long-term deferred revenue	3,374,995	5,399,995
Deferred tax liability	6,859,293	6,216,582
Long-term debt	10,000,000	11,200,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,622,327 and 13,482,384 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	136,222	134,823
Additional paid-in-capital	63,126,748	61,817,558
Accumulated currency translation adjustment	(1,779,045)	(2,547,776)
Retained earnings	31,369,111	25,785,541
Total stockholders’ equity	92,853,036	85,190,146
Total Liabilities and Stockholders’ Equity	$129,780,051	$128,936,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenue	$17,756,000	$13,179,399	$44,230,840	$38,542,378
Licensing, milestone and contract revenue	699,817	689,815	2,103,508	2,292,723
Total revenue	18,455,817	13,869,214	46,334,348	40,835,101

Operating expenses:
Cost of product revenue	7,394,922	6,108,502	19,655,288	17,123,930
Research & development	1,531,355	1,774,623	4,638,175	5,486,920
Selling, general & administrative	4,712,178	3,908,452	12,989,268	13,164,775
Total operating expenses	13,638,455	11,791,577	37,282,731	35,775,625
Income from operations	4,817,362	2,077,637	9,051,617	5,059,476
Interest income (expense), net	(46,269)	(39,888)	(132,471)	(149,095)
Income before income taxes	4,771,093	2,037,749	8,919,146	4,910,381
Provision for income taxes	1,794,575	853,485	3,335,576	1,945,086
Net income	$2,976,518	$1,184,264	$5,583,570	$2,965,295

Basic net income per share:
Net income	$0.23	$0.09	$0.44	$0.23
Basic weighted average common shares outstanding	12,817,910	12,633,405	12,744,471	12,615,705
Diluted net income per share:
Net income	$0.22	$0.09	$0.41	$0.22
Diluted weighted average common shares outstanding	13,765,533	13,622,603	13,729,835	13,598,886

Net income	$2,976,518	$1,184,264	$5,583,570	$2,965,295
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,576,131)	3,082,286	768,731	(1,796,614)
Comprehensive income	$1,400,387	$4,266,550	$6,352,301	$1,168,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,583,570	$2,965,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,943,295	2,455,701
Stock-based compensation expense	901,619	864,742
Deferred income taxes	1,116,456	890,352
Provision for doubtful accounts	-	272,723
Provision for inventory	642,120	592,241
Changes in operating assets and liabilities:	-
Accounts receivable	(2,721,155)	(3,467,618)
Inventories	516,647	(1,499,923)
Prepaid expenses, other current and long-term assets	454,804	880,396
Long-term deposits and other	162,997	16,091
Accounts payable	(6,252,826)	3,050,687
Accrued expenses	51,152	(755,781)
Deferred revenue	(1,884,307)	(2,076,468)
Income taxes payable	1,368,665	-
Other long-term liabilities	(17,224)	(104,073)
Net cash provided by operating activities	2,865,813	4,084,365

Cash flows from investing activities:
Purchase of property and equipment, net	(953,952)	(1,817,716)
Reduction in purchase price of subsidiary	-	105,300
Net cash used in investing activities	(953,952)	(1,712,416)

Cash flows from financing activities:
Principal payments on debt	(1,200,000)	(1,200,000)
Proceeds from exercise of stock options	151,770	197,243
Net cash used in financing activities	(1,048,230)	(1,002,757)

Exchange rate impact on cash	(16,899)	(30,259)

Increase in cash and cash equivalents	846,732	1,338,934
Cash and cash equivalents at beginning of period	28,201,932	24,426,990
Cash and cash equivalents at end of period	$29,048,664	$25,765,924

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with the U.S. Food and Drug Administration (“FDA”) and foreign government regulations and approval requirements as well as the ability to grow the Company’s business.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S.”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes in our significant accounting policies for the three and nine months ended September 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU require all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption will not have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2011, the FASB issued  ASU 2011-08, Intangibles – Goodwill and Other. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to first assess qualitative factors to determine if it is more likely than not (greater than 50%) that the fair value of its Goodwill and intangible assets is less than the carrying amount. This step is done prior to peforming the two-step goodwill impairment testing, as prescribed by Topic 350. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We believe the adoption of this amendment will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table summarizes our assets measured and recorded at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,260,868	$-	$-	$20,260,868

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,244,955	$-	$-	$20,244,955

5.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option and stock appreciation rights award during the three and nine months ended September 30, 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	September 30,
	2011	2010
Risk free interest rate	N/A	1.10%
Expected volatility	N/A	62.08%
Expected lives (years)	N/A	4
Expected dividend yield	N/A	0.00%

	Nine Months Ended
	September 30,
	2011	2010
Risk free interest rate	1.19% - 1.51%	1.79%
Expected volatility	57.60%	62.08%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $319,312 and $901,619 of share-based compensation expense for the three and nine months ended September 30, 2011, respectively, for equity compensation awards. The Company recorded $289,434 and $835,585 of share-based compensation expense for the three and nine months ended September 30, 2010, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective employees.

At the 2011 Annual Meeting of Stockholders on June 7, 2011, the shareholders of the Company approved the Anika Therapeutics, Inc. Second Amended and Restated Stock Option and Incentive Plan (the “2003 Plan”), which, among other things, increased the number of shares reserved for issuance under the Company’s predecessor stock option and incentive plan by 800,000 to 3,150,000 shares.

There were no stock options or restricted stock awards (“RSAs”) granted under the 2003 Plan (or its predecessor plan)  during the three months ended September 30, 2011, but there were 629,000 stock options granted to employees during the nine-month period ended September 30, 2011. In addition, there were 29,978 restricted stock units (“RSUs”) granted to members of the Company’s Board of Directors under the 2003 Plan (or its predecessor plan) during the same period ended September 30, 2011. The stock options and RSUs granted to employees and directors become exercisable or vest ratably over two and one half to four years from the date of grant.

On June 7, 2011 the Company granted, to certain individuals, stock options which contained performance features based on the level of growth in revenue and income from operations as compared to established targets, in addition to time-based vesting conditions. The compensation costs associated with these grants was estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals which is currently projected at 100% realization.

As of September 30, 2011, there was approximately $2.7 million of total unrecognized compensation cost related to non-vested stock options, stock appreciation rights (“SARs”), and RSAs granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The total intrinsic value of stock options and SARs exercised during the nine month periods ended September 30, 2011 and 2010 was approximately $628,077 and $181,290, respectively. There was no cash received from the exercise of stock options during the three-month periods ended September 30, 2011 and 2010, respectively. The amount of cash received from the exercise of stock options for the nine-month period ended September 30, 2011 was $151,767. The amount of cash received for the nine-month period ended September 30, 2010 was $197,243.

There were approximately 2.1 million options and SARs outstanding under the Company’s incentive plans at September 30, 2011 with a weighted-average exercise price of $7.24 per share, an aggregate intrinsic value of approximately $0.9 million, and a weighted-average remaining contractual term of 6.86 years.

None of the options or SARs outstanding at September 30, 2011 or 2010, respectively, had cash-settlement features.

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

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Shares used in the calculation of Basic earnings per share	12,817,910	12,633,405	12,744,471	12,615,705
Effect of dilutive securities:
Stock options, SARs, RSAs, and shares held in escrow	947,623	989,198	985,364	983,181
Diluted shares used in the calculation of earnings per share	13,765,533	13,622,603	13,729,835	13,598,886

In connection with the acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”) on December 30, 2009, the Company issued 1,981,192 shares of its common stock of which 800,000 of these shares remain in escrow at September 30, 2011. These 800,000 shares are included in the diluted potential common shares but are excluded from the basic earnings per share calculation. See Note 10 for additional information relative to this item.

Equity awards of 1,674,331 and 1,057,096 shares were outstanding for the three and nine months ended September 30, 2011, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.  Equity awards of 1,152,913 and 1,108,095 shares were outstanding for the three and nine months ended September 30, 2010, respectively, but not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$3,472,589	$2,882,944
Work-in-process	1,820,536	1,787,473
Finished goods	2,581,182	4,279,328
Total	$7,874,307	$8,949,745

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

8.	Intangible Assets and Goodwill

In connection with the acquisition of Anika S.r.l., the Company acquired various intangible assets and goodwill. The Company evaluated the various intangibles and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangibles. The in-process research and development intangible assets initially have indefinite lives and are reviewed periodically to assess the project status, valuation, and disposition including write-off(s) for abandoned projects. Until such determination is made, they are not amortized.

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

Intangible assets as of September 30, 2011 and December 31, 2010 consist of the following:

		September 30, 2011			December 31, 2010
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(856,661)	$(1,789,005)	$14,054,334	$14,549,952	15
In-process research & development	6,698,000	(343,588)	-	6,354,412	6,118,348	Indefinite
Distributor relationships	4,700,000	(241,096)	(1,560,616)	2,898,288	3,476,876	5
Patents	1,000,000	(51,298)	(103,764)	844,938	866,908	16
Elevess trade name	1,000,000	-	(341,913)	658,087	752,101	9
Total	$30,098,000	$(1,492,643)	$(3,795,298)	$24,810,059	$25,764,185

The aggregate amortization expense related to intangible assets was $547,448 and $1,629,264 for the three and nine months ended September 30, 2011, respectively.

Changes in the carrying value of goodwill for the three and nine months ended September 30, 2011 were as follows:

	For the three months ended:	For the nine months ended:
	September 30,	September 30,
	2011	2011
Beginning balance	$9,871,977	$9,091,960
Effect of foreign currency adjustments	(544,022)	235,995
Ending balance	$9,327,955	$9,327,955

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
Payroll and benefits	$2,117,667	$1,895,393
Professional fees	668,085	417,751
Research grants	2,073,460	2,021,003
Other	677,976	1,041,438
Total	$5,537,188	$5,375,585

10.	Commitments and Contingencies

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

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. In July 2011, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 made by Anika. In late August 2011, the settlement was approved by the bankruptcy court and the matter is now closed.

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

On January 31, 2008, the Company entered into an unsecured Credit Agreement with Bank of America. As of September 30, 2011, the Company had an outstanding debt balance of $11,600,000, at an interest rate of 1.60%. The interest payable on our debt is determined, at the Company’s option, based on LIBOR plus 1.25%, or the lender’s prime rate.

ASC 825, Financial Instruments, requires disclosure about the fair value of financial instruments in interim as well as in annual financial statements. The carrying value of our debt instrument was $11,600,000 and $12,800,000 at September 30, 2011 and December 31, 2010, respectively, of which $1,600,000 was recorded as current at each date. The estimated fair value of our debt instrument approximated book value at September 30, 2011 and December 31, 2010, respectively.

12.	Income Taxes

Income tax expense was $1,794,575 and $853,485 for the three months ended September 30, 2011 and 2010, respectively, and $3,335,576 and $1,945,086 for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rates were 37.6% and 41.9% for the three months ended September 30, 2011 and 2010, respectively, and 37.4% and 39.6% for the nine months ended September 30, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our U.S. federal income tax returns for the years 2008 to 2010, our state income tax returns for 2008 to 2010, and our Italian income tax returns for 2009 and 2010 all remain subject to examination.

The Internal Revenue Service commenced an audit of our 2008 tax return during the third quarter of 2010 for which we recently received a proposed determination of no changes.  Based upon this preliminary report, we currently estimate no financial impact once the final determination letter is received.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss (“NOL”) carryforward, research and development (“R&D”) tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at September 30, 2011 or December 31, 2010, respectively.

13.	Related Party

In connection with our acquisition of Anika S.r.l. on December 30, 2009, Fidia Farmaceutici S.p.A. (“Fidia”) acquired ownership of 1,981,192 shares of the Company's common stock, of which 800,000 shares remain in escrow at September 30, 2011. As of September 30, 2011, Fidia owns approximately 14.5% of the outstanding shares of the Company.

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

Historically, Anika S.r.l. has relied on Fidia, its former parent company, for several functional activities. In connection with the purchase of Anika S.r.l., the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement. In addition, accounting and purchasing services were performed by Fidia on behalf of Anika S.r.l. during 2010 under an agreement which ended with the completion of the accounting close for the year then ended. Finally, Fidia has agreed to promote Anika S.r.l.'s products in Italy through its existing sales force. At September 30, 2011, Anika S.r.l. had a net payable to Fidia for past products and services of approximately $1.2 million.

14.	Segment and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying condensed consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Orthobiologics	$10,377,222	$7,675,342	$28,177,115	$22,321,859
Dermal	947,122	318,833	2,335,881	2,402,852
Ophthalmic	4,562,574	3,332,883	8,045,203	8,768,851
Surgical	1,068,522	1,187,378	3,748,277	2,974,869
Veterinary	800,560	664,963	1,924,364	2,073,947
	$17,756,000	$13,179,399	$44,230,840	$38,542,378

Product revenue by geographic location in total and as a percentage of total product revenue, for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$13,233,998	75%	$9,212,832	70%
Europe	2,841,650	17%	2,850,595	22%
Other	1,680,352	8%	1,115,972	8%
Total	$17,756,000	100%	$13,179,399	100%

	Nine Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$33,172,102	75%	$26,488,673	69%
Europe	7,478,869	18%	9,024,021	23%
Other	3,579,869	7%	3,029,684	8%
Total	$44,230,840	100%	$25,362,979	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●
Our and Bausch & Lomb’s (“B&L”) performance under the non-exclusive, two-year extension of our previous supply agreement for AMVISC and AMVISC Plus ophthalmic viscoelastic products, and our expectations regarding revenue from this agreement and our ophthalmic products generally, including Anikavisc and Anikavisc Plus;

●	Our ability to commercialize AnikaVisc and Anikavisc Plus, and our expectations regarding such commercialization and the potential revenue generated thereby;

●	Our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distribution and revenue growth;

●	Our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

●	Our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals and commercial launches;

●	Our expectations regarding revenue from sales of HYVISC;

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

●
Our expectations regarding the commencement of a clinical trial for CINGAL™ and for Hyalograft C Autograft, and expenses associated therewith; and our ability to obtain regulatory approvals for CINGAL and Hyalograft C Autograft;

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

●
Our expectations regarding our existing manufacturing facility and the Bedford, MA facility; our expectations related to costs, including financing costs, to build-out and occupy the new facility, and our ability to obtain FDA licensure for the facility by the first quarter of 2012, if at all; our expectations regarding the transition of manufacturing our products from our Woburn, MA facility to our Bedford, MA facility and the timing thereof; and our expectation regarding the impact of our Bedford, MA facility on our business and the amount of the annual depreciation expense associated therewith;

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

●
A portion of the Company’s accounts receivable arise from product sales in Italy and are primarily due from public hospitals and other government-funded healthcare agencies. Historically, there has been inherent variability of timing of cash receipts from these customers which have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on the accounts receivable outstanding. While the Company monitors the situation closely, and believes its receivables are properly stated, there can be no assurance that it will collect all amounts due from these customers;

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

As announced during the first quarter of 2011, the Company delayed shipment of approximately $1.4 million of its ophthalmic and ORTHOVISC products to the second quarter of 2011 due to an equipment problem experienced in its Woburn, MA facility at the end of March 2011. The problem also resulted in the loss of a batch of in-process ORTHOVISC, reducing gross margins for the first quarter and creating a backorder for that product. We do not believe shipments by our distributors to the end-users were significantly impacted by the backorder situation. As of September 30, 2011, we are no longer on backorder for ORTHOVISC and expect to fulfill these orders to our distributors before the end of 2011.

In May 2011, we received purchase orders from Bausch & Lomb for an additional $6 million of ophthalmic products, to be shipped over the balance of this year. In October 2011, we received further orders for ophthalmic products to be delivered in the first half of 2012. We can only produce this product in our Woburn facility. In order to deliver this product, we further extended our lease and expect to continue to occupy our Woburn facility until mid 2012. This is not expected to delay receiving FDA approval to manufacture our aseptic products in our Bedford facility as we purchased additional equipment, thereby uncoupling the Bedford approval process from our tenure in Woburn. Therefore, we now expect that we will receive approval and begin shipping ORTHOVISC and other asceptic products manufactured in Bedford for the U.S. market in the first quarter of 2012.

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

A significant portion of the Company’s accounts receivable arising from product sales within Italy by Anika S.r.l. are due from public hospitals and other government-funded healthcare agencies. As of September 30, 2011, the Company’s accounts receivable from all Italian customers totaled approximately $3.3 million of which public hospital and agency receivables were approximately $2.5 million.

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview (Item 7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a description of each of the above therapeutic areas, including the individual products.

Research and Development

Anika’s research and development efforts primarily consist of the development of new medical applications for our HA-based technologies, the management of clinical trials and studies for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities relative to our existing and new products, primarily in our Bedford, MA facility. Our development focus includes products for new indications, chemically modified formulations of HA designed for longer residence time in the body, and other development activities. Our investment in R&D has been important over the years, and varies considerably depending on the number and size of clinical trials and studies underway. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

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

In addition to the Anika S.r.l. products discussed in the preceding paragraph, additional products in development include MONOVISC for U.S. marketing approval, as well as our first next generation osteoarthritis product, CINGAL™. MONOVISC is a single-injection treatment product that uses a non-animal source HA. MONOVISC is our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received CE Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., the FDA is still reviewing our December 2009 application to sell MONOVISC. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. During the first quarter of 2011, Anika requested a review by the Advisory Panel to assist in the resolution of any remaining issues. The Company has not yet received a date for an Advisory Panel meeting. We continue to believe that MONOVISC should receive FDA approval. Our second single-injection osteoarthritis product under development is CINGAL, which is based on the same technology platform used in MONOVISC, with an added active therapeutic molecule to provide broad pain relief for an extended period of time. During the past year, we have integrated the research and development efforts of Anika and Anika S.r.l., and prioritized our new product development activities.

Contracts

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Anika has been a contract manufacturer for B&L for over 20 years. Anika’s Supply Agreement with B&L expired on December 31, 2010. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, recently affiliated low-cost supplier to B&L. B&L accounted for 21%, or $11.1 million, of our product revenue for the year ended December 31, 2010, but is expected to be approximately $2 million lower in 2011 under the new transition contract. We recently received purchase orders from B&L for delivery of product in the first half of 2012. Operating margins under our previous agreement with B&L were low, and the Company expects to see margin improvement through commercialization of its new AnikaVisc product.

Coapt Systems, Inc., (“Coapt”) the Company's former distributor for its HYDRELLE product, made a general assignment for the benefit of creditors in July 2010, and the Company's Distribution Agreement with Coapt was terminated. The Company is currently re-evaluating its worldwide strategy for the franchise.

Litigation and Other Legal Matters

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. In July 2011, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 made by Anika. In late August 2011, the settlement was approved by the bankruptcy court and the matter is now closed.

In connection with our acquisition of Anika S.r.l. from Fidia on December 30, 2009, Fidia acquired ownership of 1,981,192 shares of our common stock, of which 800,000 shares were placed in escrow for a period of up to 18 months in order to secure Fidia’s indemnification obligations under the terms of the acquisition. We currently have claims pending with Fidia and the escrowed shares will not be released until such claims are resolved.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
Product revenue	$17,756,000	$13,179,399	35%	$44,230,840	$38,542,378	15%
Licensing, milestone and contract revenue	699,817	689,815	1%	2,103,508	2,292,723	-8%
Total revenue	18,455,817	13,869,214	33%	46,334,348	40,835,101	13%

Operating expenses:
Cost of product revenue	7,394,922	6,108,502	21%	19,655,288	17,123,930	15%
Research & development	1,531,355	1,774,623	-14%	4,638,175	5,486,920	-15%
Selling, general & administrative	4,712,178	3,908,452	21%	12,989,268	13,164,775	-1%
Total operating expenses	13,638,455	11,791,577	16%	37,282,731	35,775,625	4%
Income from operations	4,817,362	2,077,637	132%	9,051,617	5,059,476	79%
Interest income (expense), net	(46,269)	(39,888)	16%	(132,471)	(149,095)	-11%
Income before income taxes	4,771,093	2,037,749	134%	8,919,146	4,910,381	82%
Provision for income taxes	1,794,575	853,485	110%	3,335,576	1,945,086	71%
Net income	$2,976,518	$1,184,264	151%	$5,583,570	$2,965,295	88%
Product gross margin	10,361,078	7,070,897	47%	24,575,552	21,418,448	15%
Product gross margin	58%	54%		56%	56%

Product Revenue

Product revenue for the quarter ended September 30, 2011 was $17,756,000, an increase of 35%, compared to $13,179,399 for the quarter ended September 30, 2010. Product revenue for the nine months ended September 30, 2011 was $44,230,840, an increase of 15%, compared to $38,542,378 for the nine months ended September 30, 2010. The third quarter increase was primarily driven by another strong quarter for our orthobiologics franchise, as well as strong performances for the quarter in our ophthalmic and dermal franchises.

The following table presents product revenue by group for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	$	%
Orthobiologics	$10,377,222	$7,675,342	$2,701,880	35%
Dermal	947,122	318,833	628,289	197%
Ophthalmic	4,562,574	3,332,883	1,229,691	37%
Surgical	1,068,522	1,187,378	(118,856)	-10%
Veterinary	800,560	664,963	135,597	20%
	$17,756,000	$13,179,399	$4,576,601	35%

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	$	%
Orthobiologics	$28,177,115	$22,321,859	$5,855,256	26%
Dermal	2,335,881	2,402,852	(66,971)	-3%
Ophthalmic	8,045,203	8,768,851	(723,648)	-8%
Surgical	3,748,277	2,974,869	773,408	26%
Veterinary	1,924,364	2,073,947	(149,583)	-7%
	$44,230,840	$38,542,378	$5,688,462	15%

Orthobiologics

The orthobiologics group consists of our joint health and orthopedic products. Overall, sales increased 35% and 26% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increases were led by our joint health products ORTHOVISC and MONOVISC, the latter of which is currently only available outside the U.S., coupled with our orthopedic products produced by Anika S.r.l.

Revenue from joint health products increased 34% and 26% to $9,843,721 and $26,489,026 during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The improvement in joint health product revenue was primarily due to increases in domestic and international ORTHOVISC revenue and MONOVISC international revenue.

Our U.S. joint health product revenue for the three and nine months ended September 30, 2011 increased 28% for both periods, as compared to the same periods in 2010. This increase is partially attributable to DePuy Mitek’s continued market penetration in the U.S. for ORTHOVISC. International ORTHOVISC revenue grew 72% and 14% for the quarter and year-to-date periods, respectively, versus the same periods last year as the back order situation described last quarter was resolved. MONOVISC revenue increased 3% and 23% for the quarter and year-to-date periods, respectively, as compared to the same periods in 2010, as a temporary vendor delay adversely impacted third quarter revenue. Overall international joint health product revenue increased 54% and 16% for the quarter and year-to-date periods, respectively, as compared to the same periods in 2010. The increases in international joint health revenue was primarily driven by European and Turkish sales despite continued weakness in Southern European markets. We expect joint health product revenue to increase in 2011 as compared to 2010, both domestically and internationally.

Anika S.r.l.’s orthopedic products currently available include Hyalograft C, Autograft, Hyalofast, Hyalonect, Hyaloss, and Hyaloglide. These products are commercialized directly in Italy and through a network of distributors, primarily in Europe, the Middle East, Argentina, and Korea. Revenue from orthopedic products increased 59% and 36% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same period in 2010, primarily due to strong sales of Hyalonect and Hyaloss for the quarter, and overall expanded distribution in Europe and Korea for Hyalofast, Hyaloglide and Hyaloloss so far this year.

Dermal

Our dermal products consist of advanced wound care products, a field new to the Company with the acquisition of Anika S.r.l., and aesthetic dermal fillers. Overall, dermal product sales increased 197% for the quarter to $947,122, closing much of the shortfall experienced in the first half of 2011, but still 3% behind 2010’s nine-month period. Anika’s advanced wound care products treat skin wounds ranging from burns to diabetic ulcers. Leading products include Hyalograft 3D, Hyalofill and Hyalomatrix. Sales of our advanced wound care products increased 206% to $883,441 during the three months ended September 30, 2011, while they declined 3% to $2,058,438 for the nine months ended September 30, 2011, as compared to the same period in 2010.  The increase for the quarter was primarily due to order timing, with sales of Hyalomatrix and Hyalofill in Europe leading the way, plus an additional shipment of Hyalomatrix to our new U.S. distributor Misonix.

Aesthetic dermatology revenue was $63,681 and $277,443 for the three and nine months ended September 30, 2011, respectively, as compared to $35,545 and $282,219 for the same periods in 2010. In July 2010, our former U.S. distributor, Coapt, filed for protection from creditors and we terminated our agreement with them. The Company has been focusing attention on increasing distribution of Anika S.r.l. products, joint health, and ophthalmic products, while it evaluates its aesthetic product strategy. The aesthetics’ market is crowded with many products, and our sales expectations in this area are modest for 2011.

Ophthalmic

 Our ophthalmic business consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic product sales increased 37% to $4,562,574 for the three months ended September 30, 2011, as compared to the same period in 2010. The increase during the third quarter was primarily attributable to increased sales to B&L. Opthalmic product sales decreased 8% to $8,045,203 for the nine months ended September 30, 2011, as compared to the same period in 2010, consistent with our previous disclosures about B&L’s plans to shift manufacturing of AMVISC and AMVISC Plus to another supplier. This decline was partially offset by the sale of our AnikaVisc product which began shipping during the quarter ended June 30, 2011. As previously disclosed, we expect ophthalmic revenue to be approximately $2 million lower in 2011 compared to 2010 as B&L continues its transition to a recently affiliated alternative supplier.

Surgical

Our surgical group consists of products used to prevent post-surgical adhesions in abdominal, spinal, and ear, nose and throat (“ENT”) disorders. Sales of our surgical products decreased 10% to $1,068,522 for the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to order timing, especially impacting our ENT revenue. Overall, sales of our surgical products increased 26% to $3,748,277 for the nine months ended September 30, 2011, as compared to the same period in 2010. Our anti-adhesion products, Hyalobarrier and Hyalobarrier Endo (“Endo”), had sales increases primarily due to expansion in Europe of our Endo product as well as our initial shipment of both Hyalobarrier and Hyalobarrier Endo to our new Korean distributor. Sales of our ENT product sold through our worldwide partner, Medtronic, decreased 43% and 5% for the three and nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to order timing and the temporary withdrawal of the Merogel injectable product from the market.

Veterinary

Veterinary revenue from HYVISC increased 20% to $800,560 for the three months ended September 30, 2011, while it decreased 7% to $1,924,364 for the nine months ended September 30, 2011, as compared to the same periods in 2010. We believe the increase for the three month period was primarily due to order timing by our distribution partner, Boehringer Ingelheim Vetmedica. We expect HYVISC revenue for 2011 to be at a comparable level to 2010’s revenue for this product.

  Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three and nine months ended September 30, 2011 was $699,817 and $2,103,508  respectively, as compared to $689,815 and $2,292,723 during the same periods in 2010. The nine month decrease was due to lower grant revenue at Anika S.r.l. which completed a project in 2010. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the U.S. distribution agreement with Depuy Mitek received in 2004. These amounts are being recognized in income over the ten-year expected life of the agreement, or $2,700,000 per year.

Product gross profit and margin

Product gross profit for the three and nine months ended September 30, 2011 was $10,361,078 and $24,575,552, or 58% and 56% of product revenue, respectively. This compares with $7,070,897 and $21,418,448, or 54% and 56% of product revenue, for the three and nine months ended September 30, 2010, respectively. The increase in product gross profit and margin for the quarter was primarily due to the higher volume of production and sales as we caught-up production and resolved the ORTHOVISC backorder situation caused by an equipment problem in late March 2011 at the Company’s Woburn, MA facility that resulted in the loss of a batch of in-process product. In connection with the problem, the Company wrote-down its inventory by approximately $450,000 in the first quarter of 2011.

The Company plans to transfer a significant portion of the Anika S.r.l. product manufacturing to its location in Bedford, MA over the next two years.  Looking forward, we expect gross margin in the U.S. to remain under pressure compared with 2010 as we transition operations from our Woburn, MA facility to our Bedford, MA facility. We received FDA approval to manufacture our terminally sterilized product, HYDRELLE™, in our Bedford, MA facility in November 2010. In October 2011, the FDA commenced inspection of our Bedford, MA manufacturing facility, and we expect to receive approval for the manufacture of our asceptic products in the first quarter of 2012. Commencing with the approval by the FDA to allow manufacturing of U.S. products in our Bedford, MA facility, we expect to add approximately $1.8 million to annual depreciation expense.

Research and development

Research and development expenses for the three and nine months ended September 30, 2011 were $1,531,355 and $4,638,175, respectively, or 8% and 10% of total revenue. This represents a decline of 14% and 15% as compared with $1,774,623 and $5,486,920, or 13% of total revenue for both periods ended September 30, 2010. The decrease in research and development expenses was primarily due to a lower level of clinical studies at this time compared to 2010. Spending is expected to increase in future quarters with increased expenditure planned on clinical trials for Cingal and Hyalograft C, as well as spending on further development of Anika S.r.l.’s pipeline of new products and new products expected to be developed based on our technology assets.

 Selling, general and administrative

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 were $4,712,178 and $12,989,268, respectively. This represents an increase of 21% for the quarter, and a decline of 1% for the year-to-date period as compared with $3,908,452 and 13,164,775 for the three and nine months ended September 30, 2010, respectively. The increase in the expense for the quarter was primarily due to the revaluation of some euro-based assets into dollars, as the US dollar strengthened significantly in the second half of September, resulting in a $500K translation loss. The decrease for the nine month period was primarily due to operational streamlining during the past 12 months, including the completion of Fidia’s accounting and purchasing services on behalf of Anika S.r.l, as these functions were brought in-house. We expect general and administrative expenses to increase as we incur defense costs associated with the Genzyme lawsuit. Selling and marketing expenses will likely also significantly increase with the approval of MONOVISC in the U.S. if the Company directly commercializes MONOVISC.

Interest income (expense), net

Net interest expense was $46,269 and $132,471 for the three and nine months ended September 30, 2011, respectively, as compared to $39,888 and $149,095 for the same periods in the prior year. The decrease in year-to-date interest expense is due to lower average outstanding debt in 2011 as compared to 2010.

Income taxes

Provisions for income taxes were $1,794,575 and $3,335,576 for the three and nine months ended September 30, 2011 respectively, based on effective tax rates of 37.6 % and 37.4%, respectively, compared to $853,485 and $1,945,086 for the three and nine months ended September 30, 2010 respectively, based on effective tax rates of 42% and 40%, respectively. The decrease in the effective tax rate for 2011 compared to 2010 is due to the lower level of losses at our Italian subsidiary.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our U.S. federal income tax returns for the years 2008 to 2010, our state income tax returns for 2008 to 2010, and our Italian income tax returns for 2009 and 2010 all remain subject to examination.

The Internal Revenue Service commenced an audit of our 2008 tax return during the third quarter of 2010 for which we recently received a proposed determination of no changes.  Based upon this preliminary report, we currently estimate no financial impact once the final determination letter is received.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carryforward, R&D tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at September 30, 2011 or December 31, 2010.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Prior to 2008, we funded our cash requirements from operations as well as from existing cash and investments on hand. In 2008, we borrowed $16.0 million from Bank of America to partially fund our Bedford, Massachusetts facility capital project, and have spent approximately $35.1 million to date on this project to expand our operations and capabilities. In addition, in 2009 we spent $16.2 million in cash in connection with the Anika S.r.l. acquisition. Cash and cash equivalents increased approximately $0.8 million to $29.0 million at September 30, 2011, as compared to $28.2 million at December 31, 2010. Working capital totaled approximately $43.5 million at September 30, 2011 and $37.0 million at December 31, 2010, respectively. The Company believes it has adequate financial resources to support its business for the foreseeable future.

Cash generated by operating activities was $2,865,813 for the nine months ended September 30, 2011 as compared to $4,084,365 for the nine months ended September 30, 2010. This decrease in cash provided by operations was primarily due to an increase in net working capital requirements as compared to the same period in 2010, driven by a combination of increased accounts receivable due to higher sales during the period ended September 2011, plus required vendor payments.

Cash used in investing activities was $953,952 for the nine months ended September 30, 2011 as compared to $1,712,416 for the nine months ended September 30, 2010. The decrease is due to lower expenditures related to our Bedford, MA facility project as it was substantially completed during 2010 with only validation activities occurring in 2011. We expect overall capital spending during 2011 to be lower than in 2010, but to increase over the next 15 months thereafter due to the planned transfer of manufacturing activities for certain Anika S.r.l. products from Italy to our Bedford, MA facility.

Cash used in financing activities was $1,048,230 for the nine months ended September 30, 2011 as compared to $1,002,757 for the nine months ended September 30, 2010. The increase in cash used is attributable to a decrease in funds received from employee stock option exercises during the first nine months of 2011 as compared to the same period in the prior year.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2011, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to the Credit Agreement. As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 125 basis points. This increased from the original loan amount of prime rate or LIBOR plus 75 basis points. In addition, the Company has pledged to the lender sixty-five percent (65%) of the stock of Anika S.r.l. Total debt outstanding was $11,600,000 as of September 30, 2011. Construction of our Bedford, MA facility commenced in May 2007 and validation is expected to be completed in late 2011.

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

As of September 30, 2011, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments, and ASC 815, Derivatives and Hedging. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the nine months ended September 30, 2011. The impact of exchange rates related to the consolidation of the balance sheet amounts for our Anika S.r.l. subsidiary resulted in a favorable currency translation adjustment of $768,731 during the first nine months of 2011.

Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of September 30, 2011, we were subject to interest rate risk on $11.6 million of variable rate debt. The interest payable on our debt is determined, at the Company's option, based on LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of September 30, 2011, we would have a decrease in future annual cash flow of approximately $108,000 for every 1% increase in the interest rate over the next twelve month period.

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

There were no changes in our internal control over financial reporting during the first nine months of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

Artes, the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. In July 2011, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 made by Anika. In late August 2011, the settlement was approved by the bankruptcy court and the matter is now closed.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

To our knowledge, there have been no material changes to the risk factors described in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kevin W. Quinlan pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
	iii.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
	iv.	Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Filed herewith
**	Furnished herewith.
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

ANIKA THERAPEUTICS, INC.

November 4, 2011	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)