Form 10-K
period 2011-12-31
ANIKA THERAPEUTICS INC
filed 2012-03-13
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-21326

Anika Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-3145961 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant as of June 30, 2011, the last day of the Registrant’s most recently completed second fiscal quarter, was $96,990,968 based on the close price per share of Common Stock of $7.12 as of such date as reported on the NASDAQ Global Select Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. At March 9, 2012, there were issued and outstanding 13,669,473 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2011

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

●
Our and Bausch & Lomb’s performance under the non-exclusive, three-year contract for the supply agreement for AMVISC® and AMVISC® Plus ophthalmic viscoelastic products, and our expectations regarding revenue from ophthalmic products;

●	Our ability to commercialize AnikaVisc and AnikaVisc Plus and our expectations regarding such commercialization and the potential profits generated thereby;

●	Our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distribution and revenue growth;

●	Our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

●	Our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals and commercial launches;

●	Our expectations regarding HYVISC sales;

●	Our ability to identify a new distribution partner for HYDRELLE™ in the United States and the impact this may have on future sales of this product;

●
Our ability to license our aesthetics product to new distribution partners outside of the United States; our ability, and the ability of our distribution partners, to market our aesthetic dermatology product; and our expectations regarding the distribution and sales of our ELEVESSTM product and the timing thereof;

●	Our expectations regarding our existing aesthetics product line’s extensions;

●	Our expectations regarding product gross margin;

●
Our expectations regarding our U.S. MONOVISC® trials and the results of the related premarket approval (“PMA”) filing with the FDA, including the escalation of the appeal process with the FDA as we actively seek an objective review of the scientific and clinical data, and the likelihood of our obtaining such approval and/or the anticipated timing thereof;

●	Our expectations regarding the commencement of a clinical trial for CINGAL™ and our ability to obtain regulatory approvals for CINGAL;

●	Our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

●	The rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

●	Our expectation for capital expenditures spending and future amounts of interest income and expense;

●	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

●
Our expectations regarding the transfer of manufacturing and shipping of Anika products from our Woburn, MA manufacturing facility to our Bedford, MA facility (“Bedford” together with “Bedford Facility”); and our ability to complete FDA licensure for the facility; and our expectation regarding the impact of Bedford on our business and the amount of the annual depreciation expense associated therewith;

●	Our ability to remain in compliance with debt covenants;

●	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

●	Our abilities to successfully integrate Anika Therapeutics S.r.l. (“Anika S.r.l.”), into the Company and manage its operation from one with losses, into a company generating profits;

●	Our abilities to integrate our research and development activity with those of Anika S.r.l. and effectively prioritize the many projects underway at both companies;

●
Our ability to obtain U.S. approval for the orthopedic and other products of Anika S.r.l., including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue;

●	Our ability to satisfactorily resolve the potential dispute with Medtronic Xomed and Fidia Farmaceutici S.p.A; and

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

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Risk Factors” in this Annual Report on Form 10-K or elsewhere in this report. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from the anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed in the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

 Anika Therapeutics, Inc.’s wholly-owned subsidiary, Anika Therapeutics S.r.l., has over 20 products currently commercialized, primarily in Europe.  These products are also all made from hyaluronic acid, based on two technologies: “HYAFF”, which is a solid form of HA, and ACP gel, an autocross-linked polymer of HA.  Both technologies are protected by an extensive portfolio of owned and licensed patents.

The Company offers therapeutic products in the following areas:

	Anika	Anika S.r.l.
Orthobiologics	X	X
Dermal Advanced wound care Aesthetic dermatology	X	X
Ophthalmic	X
Surgical Anti-adhesion Ear, nose and throat care (“ENT”)	X	X X
Veterinary	X

The following sections provide more specific information on our products and related activities:

Orthobiologics

Our orthobiologics products consist of joint health and orthopedic products. These products are used in a wide range of treatments from providing relief from the pain of osteoarthritis, to regenerating damaged tissue such as cartilage defects.  Osteoarthritis is a debilitating disease causing pain, swelling and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis before joint replacement surgery include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs and steroid injections.

Our joint health products include ORTHOVISC®, ORTHOVISC® mini, and MONOVISC. ORTHOVISC is available in the U.S., Canada, Turkey and other international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe, and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in Turkey and Canada. ORTHOVISC mini and MONOVISC are our two newest joint health products and became available in certain international markets during the second quarter of 2008.

In the U.S., ORTHOVISC is indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. It is a sterile, clear, viscoelastic solution of hyaluronan dissolved in physiological saline, and dispensed in a single-use syringe. A complex sugar of the glycosaminoglycan family, hyaluronan is a high molecular weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetyl glucosamine. ORTHOVISC is injected into joints in a series of three intra-articular injections one week apart. ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is marketed by DePuy Mitek, under the terms of a ten-year licensing, distribution, supply and marketing agreement which was entered into in December 2003 (the “JNJ Agreement”).

We have a number of distribution relationships servicing international markets including Canada, Europe, Turkey, the Middle East, Latin America, and Asia. We will continue to seek to establish distribution relationships in other regions. See the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview” and “Risk Factors”.

With the acquisition of Anika S.r.l., we now offer several additional products used in connection with orthopedic regenerative medicine. The products currently available in Europe include Hyalograft C Autograft for cartilage regeneration; Hyalofast®, a biodegradable support for human bone marrow mesenchymal stem cells; Hyalonect®, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. Anika S.r.l. also offers Hyaloglide®, an ACP gel used in tenolysis treatment, but with potential for flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis with additional clinical data. Anika S.r.l.’s products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. One of the Company’s areas of focus is to seek U.S. approval of a number of these products, as we believe we have the opportunity to expand sales of these products in the U.S. In this regard, in October 2010, the Company filed 510(k) applications with the FDA to gain marketing clearance for three Anika S.r.l. products: Hyalofast, Hyaloglide, and Hyalonect, but we are currently unable to predict the timing of receipt of such clearance, whether clearance will be possible via the 510(k) pathway, or whether additional clinical data may be required. There can be no assurance that clearance will be obtained.

Dermal

Our dermal products consist of advanced wound care products, a field relatively new to the Company as a result of the acquisition of Anika S.r.l., and aesthetic dermal fillers. Anika S.r.l. offers over seven products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies and skin substitutes. Leading products include Hyalograft 3D and Laserskin, for the regeneration of skin; and Hyalomatrix, for treatment of burns and ulcers. The dermal products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Several of the products are also approved for sale in the United States including Hyalomatrix and Hyalofill, and the Company, in late 2011, began distribution of Hyalomatrix through a distribution agreement with Misonix, Inc., and exploring opportunities for Hyalofill.

Our aesthetic dermatology business is designed as a family of products for facial wrinkles and scar remediation, and is intended to compete with collagen-based and other HA-based products currently on the market. Our initial aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is approved in Europe, Canada, the U.S., Korea and certain countries in South America. Internationally, this product is marketed under the ELEVESS name. In the U.S., the trade name is HYDRELLE, although the product is not currently marketed in the U.S.

Ophthalmic

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. The ophthalmic products we manufacture include the AMVISC and AMVISC Plus product line, STAARVISC-IITM, Optivisc™ (formerly ShellGel™), AnikaVisc™, and AnikaVisc™ Plus. They are injectable, high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate and protect sensitive tissue such as the endothelium, and maintain the shape of the eye, thereby facilitating ophthalmic surgical procedures.

Anika previously manufactured the AMVISC product line for Bausch & Lomb (“B&L”) under the terms of an exclusive supply agreement that expired on December 31, 2010 (the “2004 B&L Agreement”) for viscoelastic products used in ophthalmic surgery. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, low-cost supplier formerly affiliated with B&L, and continued to supply B&L with these products during 2011. Effective January 1, 2012, the parties agreed to a new three year contract for Anika to continue to supply these products to B&L as a second supplier with committed annual volumes for 2012, with further reductions in 2013 and 2014.

B&L accounted for 16% of product revenue for the year ended 2011, and product revenue is expected to be moderately lower in 2012 under the new contract. Operating margins under the 2004 B&L Agreement were low and will remain at a similar level under the new contract. See also Item 1A. “Risk Factors.”

Surgical

Our surgical business consists of products used to prevent surgical adhesions, and to treat ENT disorders.  Hyalobarrier is a clinically proven post-operative adhesion barrier for use in the abdomino-pelvic area. The product is currently commercialized by Anika S.r.l. in Europe, the Middle East and certain Asian countries through a distribution network, but is not approved in the U.S. INCERT, approved for sale in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product, for the prevention of spinal post-surgical adhesions. There are currently no plans at this time to distribute INCERT in the U.S. Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned “Patent and Proprietary Rights.”

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

Anika S.r.l. offers several products used in connection with the treatment of ENT disorders. The lead products are Merogel, a woven fleece nasal packing, and Merogel Injectable, a thick, viscous hydrogel composed of cross-linked hyaluronic acid—a biocompatible agent that creates a moist wound-healing environment. Anika S.r.l. is partnered with Medtronic for worldwide distribution.

Veterinary

HYVISC is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed by Boehringer Ingelheim Vetmedica, Inc. in the United States.

See Note 13 to our Consolidated Financial Statements, “Revenue by Product Group, by Significant Customer and by Geographic Region; Geographic Information” for a discussion regarding our segments and geographic sales.

Research and Development of Potential Products

Anika’s research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities relative to our existing and new products. Our development focus includes products for tissue protection, healing and repair. For the years ended December 31, 2011, 2010 and 2009, these expenses were $6.2 million, $6.9 million, and $8.2 million, respectively. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

With the acquisition of Anika S.r.l., we have enhanced our research and development capabilities, our technology base, and our pipeline of candidate products. Anika S.r.l. has research and development programs for new products including Hyalobone, a bone tissue filler; Hyalospine, an adhesion prevention gel for use after spinal surgery; and Hyalofast, an innovative product for cartilage tissue repair.

In addition to Anika S.r.l.’s products as noted in the preceding paragraph, additional products under regulatory review include MONOVISC for U.S. marketing approval, and Hyalograft C Autograft for EU marketing authorization.  Hyalograft C autograft is classified as an advanced therapy medicinal product under the current EU regulations, which require a centralized marketing authorization by the European Medicines Agency. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received Conformité Européenne (“CE”) Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., we filed an investigational device exemption, or an IDE application, with the FDA, and completed the clinical segment of the U.S. MONOVISC pivotal trial in June 2009, and a follow-on retreatment study in September 2009. We filed the final module of our MONOVISC PMA containing the clinical data in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. Acting on an option presented by the FDA to resolve the remaining open issues, Anika requested a review by the Orthopedic Advisory Panel. The FDA has denied our request for an Orthopedic Advisory Panel review of the product, and we are now moving to the next level in the appeal process structure of the FDA to seek an objective review of the scientific and clinical data. We continue to believe in MONOVISC and the strength of our data, and that MONOVISC should receive FDA approval. Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule to provide broad pain relief for a longer period of time.

During 2010 and 2011, we integrated the research and development efforts of Anika and Anika S.r.l. and prioritized our new product development activities. There is a risk that our efforts will not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We may not be able to obtain regulatory approval for any new applications we develop. Furthermore, even if all regulatory approvals are obtained, there can be no assurances that we will achieve meaningful sales of such products or applications.  See Item 1A. “Risk Factors”.

Patent and Proprietary Rights

Our products and trademarks, including our Company name, product names and logos, are proprietary. We rely on a combination of patent protection, trade secrets and trademark laws, license agreements, confidentiality and other contractual provisions to protect our proprietary information.

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. Our issued patents have expiration dates between 2011 and 2023. Anika co-owns certain U.S. patents and a patent application with claims relating to the chemical modification of HA and certain adhesion prevention uses and certain drug delivery uses of HA. Anika also solely owns patents covering composition of matter and certain manufacturing processes. Anika S.r.l.’s issued patents have expiration dates between 2011 and 2026. The Anika S.r.l. patent estate is extensive and intertwined with its former parent company, Fidia Farmaceutici S.p.A, through a cross-licensing agreement which provides both companies with access to each other’s patents to the extent required to support their own products. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate relative to the potential benefits. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

Other entities have filed patent applications for, or have been issued patents concerning, various aspects of HA-related products or processes. In addition, the products or processes we develop may infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

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

We have granted DePuy Mitek an exclusive, non-transferable royalty bearing license to use and sell ORTHOVISC (and other products developed pursuant to the JNJ Agreement) in the U.S., as well as a license to manufacture, and have manufactured, such products in the event that we are unable to supply them with these  products in accordance with the terms of the JNJ Agreement.

On December 21, 2011, the Company entered into a license, supply and distribution agreement (the “Mitek MONOVISC Agreement”) with DePuy Mitek, Inc. (“Mitek”) for an exclusive, multi-year license of the Company’s MONOVISC product, a highly purified, high molecular weight form of hyaluronic acid for treating pain in patients suffering from osteoarthritis of the knee. In connection with the execution of the Mitek MONOVISC Agreement, the Company received an initial payment of $2.5 million. The Company will also be entitled to receive additional payments from Mitek following the mutual decision to launch the product, related to future regulatory, clinical, and sales milestones, as well as receive royalties based on the net sales of MONOVISC generated by Mitek. The Mitek MONOVISC Agreement applies only to the United States.

The Mitek MONOVISC Agreement has an initial term of fifteen years, unless earlier terminated pursuant to any one of several early termination rights of each party, and provides for Anika be the exclusive supplier to Mitek of MONOVISC.

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

Medical products regulated by the FDA are generally classified as drugs, biologics, and/or medical devices. Medical devices intended for human use are classified into three categories (Class I, II or III), on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and efficacy. Class I devices are subject to general controls, for example, labeling and adherence to the FDA’s Good Manufacturing Practices/Quality System Regulation (“GMP/QSR”). Many Class I devices are exempt from the FDA 510(k) review process. Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, and patient registries). Most Class II devices are subject to premarket notification and may be subject to clinical testing for purposes of premarket notification and clearance for marketing. Class III is the most stringent regulatory category for medical devices. Most Class III devices require premarket approval (“PMA”) from the FDA.

AMVISC, AMVISC Plus, ShellGel/Optivisc, STAARVISC, and AnikaVisc are approved as Class III medical devices in the U.S. for intraocular ophthalmic surgical procedures used in humans. ORTHOVISC is approved as a Class III medical device in the U.S. for treatment of pain resulting from osteoarthritis of the knee in humans. HYDRELLE is approved as a Class III medical device in the U.S. for treatment of facial wrinkles and folds, such as nasolabial folds. HYVISC is approved as an animal drug for intra-articular injection in horse joints to treat degenerative joint disease associated with synovitis. Most HA products for human use are regulated as medical devices. We believe that our INCERT product, should we decide to seek U.S. approval to market, will have to meet the regulatory requirements for Class III devices and will require clinical trials and a PMA submission.

Our subsidiary, Anika S.r.l., has three advanced wound care products approved in the U.S. as Class II devices through premarket notification (510(k))--Hyalomatrix, Hyalofill-R, and Hyalofill-F. All of Anika S.r.l.’s ENT products are 510(k) cleared by Medtronic as Class II devices.  The FDA’s 510(k) clearance process is under review and changes to the process may have an impact on current or future product approvals. Three of our products were submitted for 510(k) clearance in 2010:  Hyaloglide, Hyalofast and Hyalonect. The FDA has requested additional data to complete the reviews. The Company is unable to predict the timing of receipt of these clearances. There is no guarantee that the clearance process for these products will be successful or that additional data will not be required to support clearance.

Unless a new device is exempted from premarket notification, its manufacturer must obtain marketing clearance from the FDA through premarket notification (510(k)) or approval through PMA before the device can be introduced to the market. Product development and approval within the FDA regulatory framework takes a number of years and involves the expenditure of substantial resources. This regulatory framework may change or additional regulations may arise at any stage of our product development process and may affect approval of, or delay in, an application related to, a product, or require additional expenditures by us. There can be no assurance that the FDA review of marketing applications will result in product approval on a timely basis, if at all. The PMA approval process is lengthy, expensive, and typically requires, among other things, valid scientific evidence which generally includes extensive data such as pre-clinical and clinical trial data to demonstrate a reasonable assurance of safety and effectiveness.

Human clinical trials in the U.S. for significant risk devices must be conducted under Good Clinical Practice (“GCP”) regulations through Investigational Device Exemption (“IDE”), which must be submitted to the FDA and either be approved or be allowed to become effective before the trials may commence. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials or future approval of the product. In addition, the IDE approval process could result in significant delays. Even if the FDA approves an IDE or allows an IDE for a clinical investigation to become effective, clinical trials may be suspended at any time for a number of reasons. Among others, these reasons may include: a) failure to comply with applicable requirements; b) inadequacy of informed consent; and c) the data generated suggests that: the risks to clinical subjects are not outweighed by the anticipated benefits to clinical subjects and the importance of the knowledge to be gained, the investigation is scientifically unsound, or there is reason to believe that the device, as used, is ineffective. A trial may be terminated if serious unanticipated adverse events present an unreasonable risk to subjects. If clinical studies are suspended or terminated, we may be unable to continue the development of the investigational products affected.

Upon completion of required clinical trials, for Class III medical devices, results might be presented to the FDA in a PMA application. In addition to the results of clinical investigations, the New Drug Application (“NDA”) applicant must submit other information relevant to the safety and efficacy of the device, including, among other things, the results of non-clinical tests and clinical trials; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA also conducts an on-site inspection to determine whether an applicant conforms to the FDA’s current Quality System Regulation, formerly known as GMP. FDA review of the PMA may not result in timely, or any, PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

Upon completion of required clinical trials for pharmaceuticals, results might be presented to the FDA in a NDA or New Animal Drug Application (“NADA”). In addition to the results of clinical investigations, the NDA or NADA applicant must submit other information relevant to the safety and efficacy of the product, including, among other things, the results of non-clinical tests and clinical trials; a full description of the product formulation; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA also conducts an on-site inspection to determine whether an applicant conforms to the FDA’s current Good Manufacturing Practices (“cGMP”) related to pharmaceuticals. FDA review of the NDA or NADA may not result in timely, or any, FDA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

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

Foreign Regulation

In addition to regulations enforced by the FDA, we and our products are subject to certain foreign regulations. International regulatory bodies often establish regulations governing product standards, packing requirements, labeling requirements, import restrictions, tariff regulations, duties, and tax requirements.  ORTHOVISC is approved for sale and is marketed in Canada, Europe, Turkey, and parts of the Middle East and Asia. In the European Union (“EU”), ORTHOVISC is sold under the CE mark authorization, a certification required under European Union medical device regulations.

The CE mark, achieved in 1996, allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. ORTHOVISC mini, a treatment for osteoarthritis targeting small joints, is available in Europe under CE mark authorization received in 2008. In August 2004, we received a CE Design Examination Certificate which entitled us to affix a CE mark to INCERT-S as a barrier to adhesion formation following surgery. AMVISC and AMVISC Plus are CE marked, and in May 2005, we received an EC Design Examination Certificate which entitled us to affix a CE mark to ShellGel/OptiVisc as an ophthalmic viscoelastic surgical device. We also received EU CE Mark for AnikaVisc Plus in October 2011. Staarvisc, an ophthalmic viscoelastic surgical device, is licensed in Canada from May 2002. We received EU CE Mark approval for ELEVESS during the second quarter of 2007. MONOVISC, a medical device for treatment of pain associated with osteoarthritis, was approved in the EU in October 2007 and in Canada in August 2009. In addition, Anika received approval for several of its products in Latin America, Korea, Turkey, the Middle East, UAE, Saudi Arabia, and other international markets.

Almost all of Anika S.r.l.’s products are CE marked for European sale. In addition, Anika S.r.l. has received approval for several of its products in Egypt, Hong Kong, Iran, Israel, Korea, Malaysia, Singapore, Mexico, Cyprus, Saudi Arabia, Taiwan, Turkey, and the United Arab Emirates. Anika S.r.l.’s tissue engineered products Hyalograft C Autograft, Hyalograft 3D Autograft and Laserskin Autograft are currently marketed in Europe. However, the regulations for marketing of these products in Europe have been changed. Effective January 1, 2013, new regulations mandate these products to be approved by the European Medicines Agency (“EMA”) as Advanced Therapy Medicinal Products (“ATMP”) in order to remain on the EU market. Anika S.r.l. is implementing a plan to qualify for the new status while continuing to sell these products in the EU. There can be no assurance that required approvals will be obtained in a timely fashion. We may not be able to achieve and/or maintain the compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

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

Some of the principal factors that may affect our ability to compete in our HA development and commercialization markets include:

●	The quality and breadth of our technology and technological advances;

●	Our ability to complete successful clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors;

●	Our ability to recruit and retain skilled employees; and

●
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

 Employees

As of December 31, 2011, we had 129 employees, 39 of whom are located outside the U.S. and were added as a result of the Anika S.r.l. acquisition. We consider our relations with our employees to be good. None of our U.S. employees are represented by labor unions, and most of the employees based in Italy are represented by unions adding complexity and additional risks to the wage and employment decision process.

Environmental Laws

We believe that we are in compliance with all foreign, federal, state and local environmental regulations with respect to our manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on our operations. Our leased Woburn, Massachusetts (“Woburn”) manufacturing facility is located within the Wells G&H Superfund site in Woburn, Massachusetts. We have not been named and are not a party to any legal proceedings regarding the Wells G&H Superfund site.

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

Available Information

Our Annual Reports on Form 10-K, including our consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge in the “SEC Filings” section of our website located at http://www.anikatherapeutics.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not part of this Annual Report on Form 10-K. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street NE, Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us, or statements made by our employees, contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K, and in the documents incorporated by reference into this Annual Report on Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development, regulatory approval, and offerings, product and price competition, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, collection of non-U.S. accounts receivable, international expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, product gross profit, interest income, interest expense, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, tax rates, stock-based compensation, leasing and subleasing activities, acquisitions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, including those elsewhere in this report, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Our business is subject to comprehensive and varied government regulation and, as a result, failure to obtain FDA or other U.S. and foreign governmental approvals for our products may have a material adverse effect on our business, financial condition, and results of operations.

Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for our new products on a timely basis if at all, or that FDA review will not involve delays that will adversely affect our ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of our product development process which may adversely affect approval of, or delay in, an application or require additional expenditures by us. In the event our future products are regulated as human drugs or biologics, the FDA’s review process of such products typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

Products in development include a next generation HYDRELLE/ELEVESS line extension, and joint health related products. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA- technology. We received CE Mark approval for MONOVISC in October 2007. We have completed a pivotal trial in the U.S., and submitted the results for a PMA application in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. Acting on an option presented by the FDA to resolve the remaining open issues, Anika requested a review by the Orthopedic Advisory Panel. The FDA has denied our request for an Orthopedic Advisory Panel review of the product, and we are now moving to the next level in the appeal process structure of the FDA to seek an objective review of the scientific and clinical data. We continue to believe in MONOVISC and the strength of our data, and that MONOVISC should receive FDA approval.  There can be no assurance that we will be successful in obtaining FDA approval for MONOVISC.

Our second single-injection osteoarthritis product is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule to provide broad pain relief for a longer period of time. In October 2010, the Company filed 510(k) applications with the FDA to gain marketing clearance for three Anika S.r.l. products: Hyalofast, Hyaloglide, and Hyalonect, but we are currently unable to predict the timing of receipt of such clearance, whether clearance will be possible via the 510(k) pathway, or whether additional clinical data may be required. There can be no assurance that clearance will be obtained.

Anika S.r.l.’s tissue engineered products Hyalograft C Autograft, Hyalograft 3D Autograft and Laserskin Autograft are currently marketed in Europe. However, the regulations for marketing of these products in Europe have changed. Effective January 1, 2013, new regulations mandate these products to be approved by the European Medicines Agency (“EMA”) in order to remain on the EU market. Anika S.r.l. continues to be in discussion with the EMA and is implementing a plan to qualify for the new status. There can be no assurance that approval will be timely obtained.

In addition, we cannot assure you that:

●	We will begin or successfully complete U.S. clinical trials for next generation products;

●	The clinical data will support the efficacy of these products;

●	We will be able to successfully complete the FDA or foreign regulatory approval or clearance process, where required;

●	Additional clinical trials will support a PMA application and/or FDA approval or other foreign regulatory approvals, where required, in a timely manner or at all; or

●	European and other regulations may not change for the marketing of cell-based products and thus impact our ability to continue commercialization of these products.

We also cannot assure you that any delay in receiving FDA approvals will not adversely affect our competitive position. Furthermore, even if we do receive FDA approval or clearance:

●	The approval or clearance may include significant limitations on the indications and other claims sought for use for which the products may be marketed;

●	The approval or clearance may include other significant conditions of approval such as post-market testing, tracking, or surveillance requirements; and

●	Meaningful sales may never be achieved.

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

In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA’s cGMP regulations and, for medical devices, the FDA’s QSR. Ongoing compliance with QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect our facilities, from time to time, to determine whether we are in compliance with regulations relating to medical device and pharmaceutical companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. We cannot assure you that we will be able to comply with current or future FDA requirements applicable to the manufacture of our products.

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

Uncertain economic conditions, including a credit crisis affecting the financial markets and global recession, could adversely affect our business, results of operations and financial condition.

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

The financial markets remain uncertain and renewed turmoil could have a material adverse impact on our business, our ability to achieve planned results of operations and our financial condition by:

●	Reducing demand for our products;

●	Increasing risk of order cancellations or delays;

●	Increasing pressure on the prices for our products;

●	Creating greater difficulty in collecting accounts receivable; and

●	Increasing the risks to our liquidity, including the possibility that we might not have sufficient access to cash when needed.

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

Several of our products do require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. There can be no assurance that we will be able to successfully complete the U.S. or international regulatory approval process for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate these products to be safe and efficacious. We completed a pivotal clinical trial on MONOVISC and submitted the data as part of our PMA filing in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. Acting on an option presented by the FDA to resolve the remaining open issues, Anika requested a review by the Orthopedic Advisory Panel. The FDA has denied our request for an Orthopedic Advisory Panel review of the product, and we are now moving to the next level in the appeal process structure of the FDA to seek an objective review of the scientific and clinical data. We continue to believe in MONOVISC and the strength of our data, and that MONOVISC should receive FDA approval.  There can be no assurance that we will be successful in obtaining FDA approval for MONOVISC.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

Our success will be dependent, in part, upon the efforts of our marketing and distribution partners and the terms and conditions of our relationships with such partners. We cannot assure you that such partners will not seek to renegotiate their current agreements on terms less favorable to us or terminate such agreements. We are continuing to seek to establish long-term distribution relationships in regions not covered by existing agreements, but can make no assurances that we will be successful in doing so. There can be no assurance that we will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that we will obtain European or other reimbursement approvals or, if such approvals are obtained, that they will be obtained on a timely basis or at a satisfactory level of reimbursement.

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

Our efforts to enforce our intellectual property rights may not be successful. We rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (“PTO”) to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management’s attention away from our operations. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, we could be subject to significant liabilities to such third party, and we could be required to license technologies from such third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

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

Furthermore, our manufacturing processes and research and development efforts for some of our ophthalmic and veterinary products involve products derived from animals. We procure our animal-derived raw materials from qualified vendors, who control for contamination and have processes that effectively inactivate infectious agents; however, we cannot assure you that we can completely eliminate the risk of transmission of infectious agents. Furthermore, regulatory authorities could in the future impose restrictions on the use of animal-derived raw materials that could impact our business.

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

We entered into a new lease on January 4, 2007, for a new headquarters facility consisting of approximately 134,000 square feet of general office, research and development and manufacturing space located in Bedford, Massachusetts. The lease has an initial term of ten and a half years, and commenced on May 1, 2007 when certain agreed upon landlord improvements were completed. We commenced the build-out of the new facility during the second quarter of 2007. Our administrative, marketing, regulatory, and research and development personnel moved into the Bedford facility in November 2007. The remaining build-out was completed in mid-2008 and validation and approval for operation in the new manufacturing space is ongoing.

We received FDA approval to manufacture our terminally sterilized product, ELEVESS, in our Bedford facility in November 2010. In the first quarter of 2012, we received FDA approval to sell ORTHOVISC, HYVISC, and INCERT manufactured in our Bedford plant, and expect to receive approval to manufacture our ophthalmic products in the Bedford facility in the first half of 2012, and thereafter close our Woburn, MA facility. Our Bedford facility is approved to manufacture all our CE marked products.

We cannot assure you that the transition from the existing facilities to the Bedford, MA facility will be efficient and successful. In the event the validation or approval is delayed or the move transition is unsuccessful, it may result in business interruptions. We have incurred additional expense as a result of maintaining two facilities, and will continue to incur additional expenses if we have to maintain both facilities, for a prolonged period.

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

Our future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. There can be no assurance that even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

●	Develop the necessary manufacturing capabilities;

●	Obtain the assistance of additional marketing partners;

●	Attract, retain and integrate the required key personnel; and

●	Implement the financial, accounting and management systems needed to manage growing demand for our products.

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

We may be the subject of lawsuits from either an acquired company’s stockholders, an acquired company’s previous stockholders or our current stockholders, including our current potential dispute with Medtronic and Fidia. These lawsuits could result from the actions of the acquisition target prior to the date of the acquisition, from the acquisition transaction itself or from actions after the acquisition. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of or the inability to renew, certain insurance coverage that would be necessary to protect our assets.

We may not satisfactorily resolve the potential dispute with Medtronic Xomed and Fidia Farmaceutici S.p.A.

We are working with Medtronic and Fidia Farmaceutici S.p.A. to resolve a potential dispute related to the withdrawal of our Merogel Injectable product from the market in 2011 due to a labeling error on the product’s packaging.  We cannot guarantee that this potential dispute will be resolved satisfactorily without an adverse effect on our business or operating results. Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Overview – Surgical” for additional information regarding this potential dispute.

Attractive acquisition opportunities may not be available to us in the future.

We will consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the continued tightening of the global credit markets. We expect that our competitors, many of which have significantly greater resources than we do, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue.

Sales of our products are largely dependent upon third party reimbursement and our performance may be harmed by health care cost containment initiatives.

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. We depend upon the distributors for our products to secure reimbursement and reimbursement approvals. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and any failure or delay in obtaining reimbursement approvals can negatively impact sales of our new products. In addition, third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. Also, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us. Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Domestic and international reimbursement laws and regulations may change from time to time. Lack of adequate coverage and reimbursement provided by governments and other third party payers for our products and services, including change of classification by CMS for ORTHOVISC under a unique J-code for Medicare/Medicaid reimbursement, could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash and cash equivalents of approximately $35.8 million at December 31, 2011. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

●	Market acceptance of our existing and future products;

●	The success and sales of our products under various distributor agreements;

●	The successful commercialization of products in development;

●	Progress in our product development efforts;

●	The magnitude and scope of such product development efforts;

●	Any potential acquisitions of products, technologies or businesses;

●	Progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies;

●	The cost and timing of our efforts to manage our manufacturing capabilities and related costs;

●	The cost and timing of validation and approval processes for our new manufacturing space;

●	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the cost of defending any other legal proceeding;

●	Competing technological and market developments;

●	The development of strategic alliances for the marketing of certain of our products;

●	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;

●	Our abilities to meet debt covenant and repayment requirements; and

●	The cost of maintaining adequate inventory levels to meet current and future product demands.

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

On January 31, 2008, we entered into a Credit Agreement (the “Credit Agreement”). Under the Credit Agreement, our lender made periodic loans to us through December 31, 2008. We borrowed $16,000,000 in 2008, the maximum allowed amount under the Credit Agreement. At December 31, 2008, the borrowings were converted into a 7-year term loan. On December 30, 2009, the Credit Agreement was amended as part of the Anika S.r.l. acquisition. The Credit Agreement was entered into in order to finance the construction and validation of our Bedford facility. Construction of the new facility commenced in the spring of 2007 and was substantially completed in mid-2008. Validation of our new manufacturing facility will continue into 2012. See Note 15 to our Consolidated Financial Statements for additional information relative to this debt facility.

There can be no assurance that we will be successful in qualifying the new facility under the FDA regulations for our ophthalmic products. The Credit Agreement contains certain debt covenants, representations and warranties with which we must comply. If we do not comply with the specified covenants and restrictions, we could be in default under our Credit Agreement. Our ability to comply with the provisions of our Credit Agreement governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

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

We are subject to a variety of local, state, federal and foreign government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic, or other hazardous substances used in the manufacture of our products. Any failure by us to control the use, disposal, removal or storage of hazardous chemicals or toxic substances could subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

As our international sales and operations grow, including through our acquisition of Anika S.r.l., we could become increasingly subject to additional economic, political and other risks that could harm our business.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. During the years ended December 31, 2011 and 2010, approximately, 26% and 32%, respectively, of our product sales were to international distributors. As a result of this international growth, we have become increasingly subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

●	The impact of recessions and other economic conditions in economies, including Europe in particular, outside the United States;

●	Sovereign risk associated with doing business with government financed healthcare hospitals and institutions in Italy;

●	Instability of foreign economic, political and labor conditions;

●	Unfavorable labor regulations applicable to European operations, such as severance and the unenforceability of non-competition agreements in the European Union;

●	The impact of strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices or other collective bargaining disputes;

●	Difficulties in complying with restrictions imposed by regulatory or market requirements, tariffs or other trade barriers or by U.S. export laws;

●	Imposition of governmental controls limiting the volume of international sales;

●	Longer accounts receivable payment cycles;

●	Potentially adverse tax consequences, including, if required, difficulties transferring funds generated in non-U.S. jurisdictions to the U.S. in a tax efficient manner;

●	Difficulties in protecting intellectual property;

●	Difficulties in managing international operations; and

●	Burdens of complying with a wide variety of foreign laws.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

Currency exchange rate fluctuations may have a negative impact on our reported earnings.

Approximately 12% of our business during fiscal year 2011 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. Thus, currency fluctuations among the U.S. dollar and the other currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2011, five customers accounted for 76% of product revenue. We expect to continue to be dependent on a small number of large customers for the majority of our revenues. Revenue generated under our new agreement with B&L may be significantly less than under the prior arrangement. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have given their relative size and importance to us. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We may not fully realize the benefits of our acquisitions or strategic alliances.

In December 2009, we acquired Anika S.r.l. which we accounted for as a business combination. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly, and time consuming and include unanticipated issues, expenses and liabilities. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges, such as write-offs or restructuring charges, or in the future, impairment of goodwill or acquired IPR&D, which adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means.

Information security breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to effectively run our business.  We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism.  Our security measures or those of our third-party service providers may not detect or prevent such breaches.  Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development and manufacturing space. We entered into this lease on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and a half years. We have an option under the lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. Our administrative, marketing, regulatory, and research and development personnel moved into the Bedford facility in November of 2007. The remaining build-out at the Bedford facility was completed in mid-2008. As of February 2012, we have received FDA approval to manufacture ELEVESS, ORTHOVISC, HYVISC, and INCERT in our Bedford facility and expect to receive approval for the manufacture of the Company’s ophthalmic products in the first half of 2012.  EU approval to manufacture all of Anika Therapeutics, Inc. medical devices was received in 2011.

We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, which currently houses our manufacturing facility and warehouse for several major products. This facility has received all FDA, state and European regulatory approvals to operate as a sterile device and drug manufacturer. We extended our lease for this facility to June 30, 2012. As part of the acquisition of Anika S.r.l., we now lease approximately 26,000 square feet of laboratory, warehouse and office space in Abano Terme, Italy. The lease commenced on December 30, 2009 for an initial term of six (6) years. For the year ended December 31, 2011, we had aggregate facility lease expenses of approximately $3,479,632.

Our aggregate expenditures to build out the Bedford facility, which will serve as our corporate headquarters and manufacturing facility for the foreseeable future, were approximately $34.9 million through December 31, 2011. We borrowed $16 million under our Credit Agreement which we entered into on January 31, 2008, to finance a portion of the Bedford facility build out.

ITEM 3.  LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company’s manufacture and sales of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplement complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with DePuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigation.

Artes Medical, Inc. (“Artes”), the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code in 2010. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. In July 2011, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 made by Anika. In late August 2011, the settlement was approved by the bankruptcy court and the matter is now closed.

In 2011, Merogel Injectable was withdrawn from the market due to a labeling error on the product’s packaging.  We are working with Medtronic to resolve a dispute related thereto. Medtronic has informed us that if we are unable to resolve this dispute, they will make claims against us. As this labeling error relates to conduct that initially occurred prior to our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A., we have made claims against Fidia for indemnification for Anika’s losses as well as any potential claims that may be brought by Medtronic. Fidia has informed us that it does not believe that it has liability for this matter, and has made claims against us for refusing to release the Anika shares that were put into escrow in connection with the original transaction. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

We are also involved in various other legal proceedings arising in the normal course of business.  Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Year Ended December 31, 2011	High	Low
First Quarter	$11.67	$6.61
Second Quarter	10.22	6.44
Third Quarter	7.36	5.36
Fourth Quarter	9.80	5.24

Year Ended December 31, 2010	High	Low
First Quarter	$7.97	$6.04
Second Quarter	7.40	5.83
Third Quarter	6.48	4.83
Fourth Quarter	6.98	5.30

At December 31, 2011, the closing price per share of our common stock was $9.80 as reported on the NASDAQ Global Select Market and there were approximately 229 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Performance Graph (Unaudited)

Set forth below is a graph comparing the total returns of the Company, the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  The graph assumes $100 is invested on December 31, 2006 in the Company's Common Stock and each of the indices.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Anika Therapeutics	$100.00	$109.65	$22.91	$57.50	$50.26	$73.85
NASDAQ Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
NASDAQ Biotechnology Index	$100.00	$104.58	$91.38	$105.66	$121.52	$135.86

 ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2011 and 2010 and the Statement of Operations Data for each of the three years ended December 31, 2011, 2010 and 2009 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2009, 2008 and 2007, and the Statement of Operations Data for each of the two years in the period ended December 31, 2008 and 2007 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2011	2010	2009	2008	2007
Product Revenue	$61,956	$52,736	$37,321	$33,055	$26,905
Licensing, milestone and contract revenue	2,822	2,821	2,815	2,725	3,925
Total revenue	64,778	55,557	40,136	35,780	30,830
Cost of product revenue	26,784	23,827	13,670	13,189	11,881
Product gross profit	35,172	28,909	23,651	19,866	15,024
Product gross margin	57%	55%	63%	60%	56%
Total operating expenses	50,811	48,019	34,549	31,533	24,242
Net Income	8,467	4,316	3,688	3,629	6,035
Diluted net income per common share	0.62	0.32	0.32	0.32	0.53
Diluted common shares outstanding	13,748	13,647	11,562	11,461	11,454

Balance Sheet Data
(In thousands)
	Years ended December 31,
	2011	2010	2009	2008	2007
Cash, cash equivalents and short-term investments	$35,777	$28,202	$24,427	$43,194	$39,406
Working capital	49,600	36,952	33,307	46,798	41,805
Total assets	132,844	128,937	129,431	95,821	79,497
Long term obligations	11,200	12,800	14,400	16,000	-
Retained earnings	34,252	25,786	21,470	17,782	14,153
Stockholders' equity	94,763	85,190	82,144	60,757	54,961

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

Anika acquired 100% of the issued and outstanding stock of Anika S.r.l. on December 30, 2009 from Fidia Farmaceutici S.p.A. (“Fidia”), a privately held Italian corporation, for a purchase price consisting of $17.0 million in cash and 1,981,192 shares of the Company’s common stock valued at $16.8 million based on the closing stock price of $8.49 per share. See Note 16 to our Consolidated Financial Statements for additional information regarding the acquisition.

Anika S.r.l. has over 20 products currently commercialized, primarily in Europe. These products are also all made from hyaluronic acid, and based on two technologies “HYAFF”, which is a solid form of HA, and ACP gel, an autocross-linked polymer of HA.  Both technologies are protected by an extensive portfolio of owned and licensed patents.  With the acquisition of Anika S.r.l., the Company now offers therapeutic products in the following areas:

	Anika	Anika S.r.l.
Orthobiologics	X	X
Dermal Advanced wound care Aesthetic dermatology	X	X
Ophthalmic	X
Surgical Anti-adhesion Ear, nose and throat care (“ENT”)	X	X X
Veterinary	X

Orthobiologics

Anika’s orthobiologics business contributed 64% to our product revenue in the year ended December 31, 2011. Our orthobiologics products consist of joint health and orthopedic products.  Joint health products include ORTHOVISC, ORTHOVISC mini, and MONOVISC. ORTHOVISC is available in the U.S., Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in Turkey and Canada. ORTHOVISC mini, and MONOVISC are our two newest joint health products and became available in certain international markets during the second quarter of 2008.

Anika has marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 9% of product revenue for the year ended December 31, 2011. Our strategy is to continue to add new products, to expand the indications for usage of these products, and to add additional countries to our distribution network. The joint health area has been the fastest growing area for the Company, growing from 50% of our product revenue in 2007 to 64% of our product revenue in 2011. We continue to seek new distribution partnerships around the world and we expect total joint health product sales to increase in 2012 compared to 2011.

With the acquisition of Anika S.r.l., we now offer several orthopedic products used in connection with regenerative medicine. The products currently available in Europe, include Hyalograft C Autograft for cartilage regeneration; Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells; Hyalonect, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer Hyaloglide, an ACP gel used in tenolysis treatment, but with potential for flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis with additional clinical data. These products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Anika believes that the U.S. market offers excellent expansion potential to increase revenue, and this will continue to be a major focus area for the Company.

 Dermal

Our dermal products consist of advanced wound care products, a field new to the Company with the acquisition of Anika S.r.l., and aesthetic dermal fillers. Anika S.r.l. offers over seven products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies and skin substitutes. Leading products include Hyalograft 3D and Laserskin, for the regeneration of skin; and Hyalomatrix, for treatment of burns and ulcers. Anika S.r.l.’s products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Several of the products are also approved for sale in the United States including Hyalomatrix and Hyalofill, and the Company, in late 2011, began distribution of Hyalomatrix through a distribution agreement with Misonix, Inc., and exploring opportunities for Hyalofill.

Our aesthetic dermatology business is designed as a family of products for facial wrinkles and scar remediation, and is intended to compete with collagen-based and other HA-based products currently on the market. Our initial aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is approved in Europe, Canada, the U.S., Korea and certain countries in South America. Internationally, this product is marketed under the ELEVESS name. In the U.S., the trade name is HYDRELLE, although the product is not currently marketed in the U.S.

Coapt Systems, Inc. (“Coapt”) began selling HYDRELLE in the third quarter of 2009 under a distribution agreement granting Coapt an exclusive and non-transferable right to market HYDRELLE in the United States. On July 2, 2010 we were notified by Coapt that it had filed for an Assignment for the Benefit of Creditors under the laws of the State of California. The Company’s Distribution Agreement with Coapt was subsequently terminated.

 Ophthalmic

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the year ended December 31, 2011, sales of ophthalmic products contributed 18% of our product revenue. Anika previously manufactured the AMVISC product line for Bausch & Lomb under the terms of a supply agreement that expired on December 31, 2010 (the “2004 B&L Agreement”) for viscoelastic products used in ophthalmic surgery. Effective January 1, 2011, the parties entered into a non-exclusive, two year contract intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, low-cost supplier formerly affiliated with B&L, and continued to supply B&L with these products during 2011. Effective January 1, 2012, the parties agreed to a new three year contract for Anika to continue to supply these products to B&L as a second supplier with committed annual volumes for 2012, with further reductions in 2013 and 2014.

B&L accounted for 16% of product revenue for the year ended 2011, but is expected to be moderately lower in 2012 under the new contract, with further reductions in 2013 and 2014. Operating margins under the 2004 B&L Agreement were low and will remain at a similar level under the new contract. See Item 1A. “Risk Factors”.

Surgical

Our surgical group consists of products used to prevent surgical adhesions, and to treat ENT disorders.  For the year ended December 31, 2011, sales of surgical products contributed 8% of our product revenue. Hyalobarrier is a clinically proven post-operative adhesion barrier for use in the abdomino–pelvic area. The product is currently commercialized in Europe, the Middle East and certain Asian countries through a distribution network, but is not approved in the U.S. INCERT, approved for sale in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product, for the prevention of spinal post-surgical adhesions. There are currently no plans at this time to distribute INCERT in the U.S. Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned “Patent and Proprietary Rights” for additional information.

Anika S.r.l. also offers several products used in connection with the treatment of ENT disorders. The lead product are Merogel, a woven fleece nasal packing, and Merogel Injectable, a thick, viscous hydrogel composed of cross-linked hyaluronic acid--a biocompatible agent that creates a moist wound-healing environment. Anika S.r.l. is partnered with Medtronic for worldwide distribution.

In 2011, Merogel Injectable was withdrawn from the market due to a labeling error on the product’s packaging.  We are working with Medtronic to resolve a dispute related thereto.  Medtronic has informed us that if we are unable to resolve this dispute, they will make claims against us.  As this labeling error relates to conduct that initially occurred prior to our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A (“Fidia”), we have made claims against Fidia for indemnification for Anika’s losses as well as any potential claims that may be brought by Medtronic.  Fidia has informed us that it does not believe that it has liability for this matter, and has made claims against us for refusing to release the Anika shares that were put into escrow in connection with the original transaction.

Veterinary

U.S. sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 4% to product revenue for the year ended December 31, 2011. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Research and Development

Anika’s research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities relative to our existing and new products. Our development focus includes products for tissue protection, healing and repair. Our investment in R&D has been important over the years, and varies considerably depending on the number and size of clinical trials and studies underway. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

With the acquisition of Anika S.r.l., we have enhanced our research and development capabilities, our technology base, and our pipeline of candidate products. Anika S.r.l. has research and development programs for new products including Hyalobone, a bone tissue filler; Hyalospine, an adhesion prevention gel for use after spinal surgery; and Hyalofast, an innovative product for  cartilage tissue repair. Other key projects include obtaining FDA approval to market Anika S.r.l.’s suite of orthopedic products in the U.S. These products consist of Hyalofast, Hyaloglide, and Hyalonect.

In addition to the Anika S.r.l. products in the preceding paragraph, additional products under regulatory review include MONOVISC for U.S. marketing approval and Hyalograft C Autograft for EU marketing authorization.  Hyalograft C autograft is classified as an advanced therapy medicinal product under the current EU regulations, which require a centralized marketing authorization by the European Medicines Agency. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received CE Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., we filed an investigational device exemption, or an IDE application, with the FDA, and completed the clinical segment of the U.S. MONOVISC pivotal trial in June 2009, and a follow-on retreatment study in September 2009. We filed the final module of our MONOVISC PMA containing the clinical data in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and were informed by the FDA that deficiencies remained. Acting on an option presented by the FDA to resolve the remaining open issues, Anika requested a review by the Orthopedic Advisory Panel. The FDA has denied our request for an Orthopedic Advisory Panel review of the product, and we are now moving to the next level in the appeal process structure of the FDA to seek an objective review of the scientific and clinical data. We continue to believe in MONOVISC and the strength of our data, and that MONOVISC should receive FDA approval. Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule to provide broad pain relief for a long period of time. During the past year, we have integrated the research and development efforts of Anika and Anika S.r.l., and prioritized our new product development activities.

Business Developments

In January of 2012, we received FDA approval to sell ORTHOVISC, HYVISC, and INCERT manufactured in our Bedford plant, and expect to receive approval to manufacture our ophthalmic products in the Bedford facility sometime in the first half of 2012, and thereafter close our Woburn, MA facility. Our Bedford facility is approved to manufacture all our CE marked products.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

●
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.  Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

●
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

The Company’s policy is to write-down inventory when conditions exist that suggests inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including, but not limited to: historical usage rates, forecasted sales or usage, product end of life dates, and estimated current or future market values. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted Accounting Standards Update 2009-13, Revenue Recognition, in January 2011, which amends ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”)  require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements  are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

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

Goodwill and Acquired In-Process Research and Development

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

Goodwill and IPR&D are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

 To conduct impairment tests of goodwill, the fair value of the acquired reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value for reporting units using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to: risk free rate of return on an investment, weighted average cost of capital, future revenue, operating margin, working capital and capital expenditure needs. Our annual assessment for impairment of goodwill as of November 30, 2011 indicated that the fair value of our reporting unit exceeded the carrying value of the reporting unit. Anika S.r.l. is our only acquired reporting unit and currently holds 100% of the goodwill associated with the 2009 acquisition of that company. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

 To conduct impairment tests of IPR&D, the fair value of the IPR&D projects is compared to the carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair values for IPR&D projects using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to:  estimating the timing of and expected costs to complete the in process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in process projects, and developing appropriate discount rates. Our annual assessment for impairment of IPR&D indicated that the fair value of our IPR&D as of November 30, 2011 exceeded their respective carrying values. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

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

Stock-Based Compensation

We measure the compensation cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the underlying award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note 10 of the accompanying Consolidated Financial Statements for a description of the types of stock-based awards granted, the compensation expense related to such awards, and detail of equity-based awards outstanding. See Note 14 of the accompanying Consolidated Financial Statements for details relative to the tax benefit recognized in the consolidated statement of operations for stock-based compensation.

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carry-forwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the consolidated statement of operations.

 Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiary. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and, as of December 31, 2011 and 2010, was comprised solely of cumulative translation adjustment losses.

Segment Information

Operating segments, as defined under U.S. GAAP, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the criteria established by ASC 280, Segment Reporting, the Company has one reportable operating segment, the results of which are disclosed in the accompanying Consolidated Financial Statements.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Statement of Operations Detail
	Year Ended December 31,
	2011	2010	Inc/(Dec)	Inc/(Dec)
Product revenue	$61,956,386	$52,735,730	9,220,656	17%
Licensing, milestone and contract revenue	2,822,249	2,820,864	1,385	0%
Total revenue	64,778,635	55,556,594	9,222,041	17%

Operating expenses:
Cost of product revenue	26,783,738	23,826,604	2,957,134	12%
Research & development	6,168,937	6,874,633	(705,696)	-10%
Selling, general & administrative	17,858,558	17,317,671	540,887	3%
Total operating expenses	50,811,233	48,018,908	2,792,325	6%
Income from operations	13,967,402	7,537,686	6,429,716	85%
Interest income (expense), net	(182,388)	(194,620)	12,232	-6%
Income before income taxes	13,785,014	7,343,066	6,441,948	88%
Provision for income taxes	5,318,334	3,027,071	2,291,263	76%
Net income	$8,466,680	$4,315,995	4,150,685	96%
Product gross margin	35,172,648	28,909,126	6,263,522	22%
Product gross margin	57%	55%	2%	4%

            Total Revenue.  Total revenue for the year ended December 31, 2011 increased by $9,222,041 to $64,778,635. The increase in total revenue was primarily due to increased Joint Health product revenue in 2011 as compared to 2010.

Product revenue by product line.  Product revenue for the year ended December 31, 2011 was $61,956,386, an increase of $9,220,656, or 17%, compared to the prior year. Excluding the contributions of Anika S.r.l., Anika’s product revenue grew 16% for the year compared to the prior year.

	Year Ended December 31,
	2011	2010	Inc/(Dec)	Inc/(Dec)
Orthobiologics	$39,858,139	$30,741,305	$9,116,834	30%
Dermal	3,681,166	3,564,616	116,550	3%
Ophthalmic	10,963,822	11,971,787	(1,007,965)	-8%
Surgical	4,976,261	3,883,444	1,092,817	28%
Veterinary	2,476,998	2,574,578	(97,580)	-4%
	$61,956,386	$52,735,730	$9,220,656	17%

Revenue from orthobiologics increased $9,116,834, or 30%, in 2011 compared to 2010. The improvement in orthobiologics product revenue was due to increases in domestic ORTHOVISC revenue, as well as increased sales of MONOVISC in Europe, Turkey and Canada and Anika S.r.l.’s orthopedic revenue in Europe. Our U.S. joint health product revenue for 2011 increased 30% compared to 2010. This increase reflects DePuy Mitek’s continued market penetration to an estimated market share of 14% in 2011 versus 12% share in 2010. International orthobiologics product revenue in 2011 increased 26% compared to 2010. The increase in international revenue was driven by higher product shipments to new and existing customers in Eastern Europe and the Middle East, partially offset by continued weakness in sales in Southern Europe. Anika S.r.l.’s orthopedic product revenue for 2011 increased 40% compared to 2010. We expect orthobiologics revenue to increase in 2012 compared to 2011, both domestically and internationally.

Dermal revenue increased $116,550, or 3%, in 2011 compared to 2010. The increase was primarily due to Anika S.r.l.’s advanced wound care products revenue which totaled $3,311,618 in 2011 as compared to $3,064,552 in 2010. Aesthetic dermatology revenue was $369,548 for the year ended December 31, 2011, versus $500,064 for the prior year. In July 2010, our former U.S. distributor, Coapt, filed for protection from creditors and we terminated our agreement with them. The aesthetics’ market is crowded with many large companies, and our sales expectations in this area are modest.

Revenue from ophthalmic products in 2011 decreased $1,007,965, or 8%, compared to revenue for these products in 2010. The decrease was primarily attributable to B&L’s plan to shift manufacturing to an alternative supplier. B&L accounted for 16% of product revenue for the year ended 2011, but is expected to be moderately lower in 2012 under a new, recently signed, three year contract, with further reductions in 2013 and 2014. Operating margins under the expired 2004 B&L Agreement were low, and will remain at a similar level under the new contract.

Sales of our surgical products increased $1,092,817, or 28%, as compared to 2010. This product group consists primarily of Anika S.r.l.’s anti-adhesion and ENT products acquired in December 2009. The increase was attributable to increased sales of surgical and anti-adhesion products by Anika S.r.l., mostly in Europe and Korea, coupled with a modest increase in the sale of INCERT. Our anti-adhesion products include INCERT and Hyalobarrier. Our leading ear, nose and throat care product is Merogel. Anika S.r.l. is partnered with Medtronic for worldwide distribution (except for Italy) of its ENT products. We expect surgical product revenue to increase moderately in 2012 compared to 2011.

Veterinary revenue decreased $97,580, or 4%, in 2011 as compared to 2010. Sales of HYVISC are made to a single customer under an exclusive agreement which expires December 31, 2014. We expect HYVISC revenue to be relatively flat in 2012 compared to 2011.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the year ended December 31, 2011 was $2,822,249, compared to $2,820,864 for 2010. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the JNJ Agreement. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $2,700,000 per year.

In December 2011, the Company entered into a fifteen-year licensing and supply agreement with DePuy Mitek, Inc., a member of the Johnson & Johnson family of companies, to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which will be recognized ratably over the fifteen year term of the agreement as there was no stand-alone value associated with this payment, thus up-front recognition is prohibited. The Company is entitled to receive additional payments from DePuy Mitek, following FDA approval and the mutual decision to launch the product, as well as payments related to future regulatory, clinical and sales milestones.

Product gross profit and margin.  Product gross profit for the year ended December 31, 2011 was $35,172,648, or 57% of product revenue, compared with $28,909,126, or 55% of product revenue, for the year ended December 31, 2010. The increase in product gross profit was primarily due to improvements in Anika’s overall product sales mix, as compared to the prior year, with increasing sales of our orthobiologics products as a percent of our overall product sales being the primary driver. The positive effect of the improved product sales mix was partially offset by the negative effect of the 2011 inventory write-downs and duplicate manufacturing expenditures during the transition from the Woburn facility to the Company’s Bedford facility. Anika S.r.l. only manufactures the tissue engineered products and operates at a lower volume. It outsources manufacturing of its medical devices to its former parent company, Fidia Farmaceutici, contributing to its current lower gross margins. The Company plans to transfer a significant portion of Anika S.r.l.’s medical device product manufacturing to its Bedford location over the next two years, starting with the ACP gel products in the second half of 2012.

The Company wrote down inventory by approximately $750,000 during 2011 related to the previously disclosed equipment problems, in addition to other production losses, experienced in our Woburn facility. Looking forward, we expect a continued impact of duplicate facilities on our results during the first half 2012 as we complete the transition of operations from our Woburn facility to our Bedford facility. Commencing with final FDA facility approval in 2012, the Bedford facility is expected to add in excess of $1.9 million to annual depreciation expense once completely on-line.

Research and development.  Research and development (“R&D”) expenses for the year ended December 31, 2011 decreased by $705,696, or 10%, as compared to the prior year. R&D as a percentage of revenue was 10% and 12% for the years ended 2011 and 2010, respectively. The decrease in research and development expenses was primarily due to higher costs incurred in 2010 in connection with the Company’s U.S.-based clinical trials for MONOVISC. This decrease was partially offset by the continued manufacturing validation activities at our Bedford facility, as well as other continuing new product development projects in Italy and the U.S. We expect research and development expenses will increase significantly in 2012 and  future years compared to 2011 with commencement of clinical studies for Hyalograft C Autograft and CINGAL, as well as new product development projects.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2011, increased by $540,887, or 3%, as compared to 2010. This increase was primarily due to valuation losses associated with the re-measurement of euro-based assets into U.S. dollars as the Dollar strengthened in the second half of 2011, in addition to higher legal fees, partially offset by operational streamlining at Anika S.r.l. as we in-sourced financial and administrative services from an outside service provider. We expect general and administrative expenses for 2012 will increase modestly reflective of the support required to grow our business both domestically and internationally.

Interest income, net.  Net interest expense was $182,388 for the year ended December 31, 2011, as compared to $194,620 in the same period ended 2010. The modest decrease is the direct result of our continuing debt service and the decreasing principal balance in 2011 as compared to 2010.

Income taxes.  Provisions for income taxes were $5,318,334 and $3,027,071 for the years ended December 31, 2011 and 2010, respectively. The decrease in effective tax rate in 2011 of 2.6%, as compared to 2010, is primarily due to decreased state tax expense, increased domestic production deductions resulting from increasing domestic taxable income, and improving financial results experienced by Anika S.r.l. which has permitted the Company to benefit more from the lower effective tax rate in Italy.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Year ended December 31,
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
State tax expense, net of federal benefit	5.7%	7.8%
Permanent items, including nondeductible expenses	0.9%	2.2%
State investment tax credit	(0.2)%	(0.8)%
Federal and state research and development credits	(0.4)%	(2.5)%
Foreign rate differential	0.9%	2.6%
Domestic production deduction	(2.3)%	(2.1)%
Tax expense	38.6%	41.2%

During 2010, the Company concluded its audit by the Internal Revenue Service (“IRS”) for its 2008 tax return, with no changes made by the IRS. However, the 2008 tax returns are still open under the statutes of limitations and could be re-examined by the IRS or examined by the applicable state authorities. As such, the 2008 through 2011 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state purposes and the 2009 through 2011 tax years remain subject to examination by the appropriate governmental authorities in Italy.

Net income.  For the year ended December 31, 2011 net income was $8,466,680, or $0.62 per diluted share, compared to $4,315,995, or $0.32 per diluted share, for the same period last year. The primary drivers behind this increase in net income were an increase in product sales with a more favorable product mix, lower clinical spending, and a decrease in our effective tax rate.

Year ended December 31, 2010 compared to year ended December 31, 2009

Statement of Operations Detail
	Year Ended December 31,
	2010	2009	Inc/(Dec)	Inc/(Dec)
Product revenue	$52,735,730	$37,320,906	$15,414,824	41%
Licensing, milestone and contract revenue	2,820,864	2,814,798	6,066	0%
Total revenue	55,556,594	40,135,704	15,420,890	38%

Operating expenses:
Cost of product revenue	23,826,604	13,670,228	10,156,376	74%
Research & development	6,874,633	8,181,532	(1,306,899)	-16%
Selling, general & administrative	17,317,671	10,545,351	6,772,320	64%
Acquisition-related expenses	-	2,151,854	(2,151,854)	-100%
Total operating expenses	48,018,908	34,548,965	13,469,943	39%
Income from operations	7,537,686	5,586,739	1,950,947	35%
Interest income (expense), net	(194,620)	(74,480)	(120,140)	161%
Income before income taxes	7,343,066	5,512,259	1,830,807	33%
Provision for income taxes	3,027,071	1,824,692	1,202,379	66%
Net income	$4,315,995	$3,687,567	$628,428	17%
Product gross margin	28,909,126	23,650,678	5,258,448	22%
Product gross margin	55%	63%	-9%	-13%

            Total Revenue.  Total revenue for the year ended December 31, 2010 increased by $15,420,890 to $55,556,594. The increase in total revenue was primarily due to the addition of Anika S.r.l. results, and increased Joint Health product revenue in 2010.

Product revenue by product line.  Product revenue for the year ended December 31, 2010 was $52,735,730, an increase of $15,414,824, or 41%, compared to the prior year.  Excluding the contributions of Anika S.r.l., Anika’s product revenue grew 18% for the year compared to the prior year.

	Year Ended December 31,
	2010	2009	Inc/(Dec)	Inc/(Dec)
Orthobiologics	$30,741,305	$22,879,899	$7,861,406	34%
Dermal	3,564,616	1,471,165	2,093,451	142%
Ophthalmic surgery	11,971,787	10,573,915	1,397,872	13%
Surgical	3,883,444	121,445	3,761,999	3098%
Veterinary	2,574,578	2,274,482	300,096	13%
	$52,735,730	$37,320,906	$15,414,824	41%

Revenue from orthobiologics increased $7,861,406, or 34%, in 2010. The improvement in orthobiologics product revenue was due to increases in domestic ORTHOVISC revenue, as well as increased sales of MONOVISC in Europe, Turkey and Canada in 2010 compared with 2009. Our U.S. joint health product revenue increased 32% as compared to 2009. This increase reflects DePuy Mitek’s continued market penetration to an estimated market share of 12% in 2010 versus an 11% share in 2009. International joint health product revenue in 2010 increased 9% to $6,469,110, from $5,949,479, in 2009. The increase in international revenue was driven by higher product shipments to new and existing customers in Eastern Europe and the Middle East, partially offset by continued weakness in sales in Southern Europe. Anika S.r.l.’s orthopedic product revenue was $1,918,442 for the year ended December 31, 2010, or approximately 4% of our product revenue.  Although Anika S.r.l.’s orthopedic revenue was not included in the same period in 2009, it did achieve significant increases in sales of Hyalograft C Autograft and Hyalofast as compared to 2009.

Dermal revenue increased $2,093,451, or 142%, as compared to 2009. The increase was primarily due to the addition of Anika S.r.l.’s advanced wound care products revenue which totaled $3,064,552 in 2010. Aesthetic dermatology revenue was $500,064 for the year ended December 31, 2010, versus $1,471,165 for the prior year. In July 2010, our former U.S. distributor, Coapt, filed for protection from creditors and we terminated our agreement with them. Coapt contributed approximately $47,000 and $1,132,000 of aesthetic dermatology revenue in 2010 and 2009, respectively.

Revenue from ophthalmic products in 2010 increased $1,397,872, or 13%, as compared to 2009. The increase was primarily attributable to order timing and inventory management by our partners. As previously disclosed, Anika has been a contract manufacturer for Bausch & Lomb for over 20 years, and the previous Supply Agreement with B&L expired on December 31, 2010. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, low-cost supplier formerly affiliated with B&L. B&L accounted for 21% of product revenue for the year ended 2010.

Sales of our surgical products were $3,883,444 and $121,445 for the years ended December 31, 2010 and 2009, respectively. This product group consists primarily of Anika S.r.l.’s anti-adhesion and ENT products acquired in December 2009 and, as a result, revenue from this product group were significantly higher in 2010 as compared to 2009. Our anti-adhesion products include INCERT and Hyalobarrier. Our leading ear, nose and throat care product is Merogel. Anika S.r.l. is partnered with Medtronic for worldwide distribution (except for Italy) of its ENT products.

Veterinary revenue increased $300,096, or 13%, in 2010 as compared to 2009. The increase for the period was primarily due to inventory management by our partner, Boehringer Ingelheim Vetmedica.  Sales of HYVISC were made to a single customer under an exclusive agreement which was extended, in December 2010, to December 31, 2014.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the year ended December 31, 2010 was $2,820,864, compared to $2,814,798 for 2009. The increase was due to license and grant revenue earned by our Anika S.r.l. subsidiary, partially offset by a decrease in maintenance and contract revenue from Anika. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the JNJ Agreement. These amounts are being recognized in income ratably over the ten-year expected life of the agreement, or $2,700,000 per year.

Product gross profit and margin.  Product gross profit for the year ended December 31, 2010 was $28,909,126, or 55% of product revenue, compared with $23,650,678, or 63% of product revenue, for the year ended December 31, 2009. The increase in product gross profit was primarily due to increased sales including the additional revenue from Anika S.r.l. The decrease in the product gross margin was primarily due to the addition of lower margin Anika S.r.l. products into Anika’s overall mix, and was also negatively affected by inventory reserves and duplicate manufacturing expenditures during the continued transition from Woburn to the Company’s Bedford, Massachusetts facility. Anika S.r.l. currently operates at a lower volume and outsources most manufacturing to its former parent company, Fidia, contributing to its current lower gross margins.

The Company wrote down inventory by approximately $480,000 during 2010 related to aesthetic and joint health products due to the Coapt bankruptcy and the delay in FDA approval of MONOVISC.  As of December 31, 2010, non-U.S. MONOVISC and aesthetic product manufacturing had been moved to the Bedford facility.

Research and development.  Research and development (“R&D”) expenses for the year ended December 31, 2010 decreased by $1,306,899, or 16%, to $6,874,633 from $8,181,532 for the prior year. The decrease in research and development expenses was primarily due to the higher costs incurred in 2009 in connection with the Company’s U.S.-based clinical trials for MONOVISC, and the post-marketing aesthetic dermatology “people of color” study during the year ended December 31, 2009. The MONOVISC clinical trial was completed in late 2009. This decrease was partially offset by the addition of R&D costs at Anika S.r.l. Research and development during 2010 was primarily for manufacturing validation activities at our Bedford facility, as well as other continuing new product development projects in Italy and the U.S.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2010, increased by $4,620,466, or 36%, to $17,317,671 from $12,697,205 in the prior year, which also includes $2.2 million of acquisition-related non-recurring expenses in connection with our acquisition of Anika S.r.l. The increase was primarily due to costs associated with the addition of Anika S.r.l. to the Company, including integration and infrastructure development costs, as well as costs related to the creation of MONOVISC marketing materials and reimbursement strategy consulting.

Interest income, net.  Net interest expense was $194,620 for the year ended December 31, 2010, compared to a net interest expense of $74,480 in 2009. Interest expense incurred was capitalized during the construction and validation of our Bedford, MA facility prior to July 1, 2009, and is the primary reason for the increased expense in 2010 versus 2009.

Income taxes.  Provisions for income taxes were $3,027,071 and $1,824,692 for the years ended December 31, 2010 and 2009, respectively. The increase in effective tax rate in 2010 of 8.1%, and difference from the U.S. federal statutory rate, is primarily due to three factors: the foreign rate differential associated with the net operating loss incurred by Anika S.r.l., lower R&D spending in 2010 resulting in a decrease in the associated R&D credit earned, and continued lower capital spending on the Bedford facility resulting in lower state investment tax credits in 2010.

During 2010, the Company concluded its audit by the Massachusetts Department of Revenue (“DOR”) for its 2006 and 2007 tax returns and the statute of limitations expired on certain other previously reserved positions.

Net income.  For the year ended December 31, 2010 net income was $4,315,995 or $0.32 per diluted share compared to $3,687,567 or $0.32 per diluted share for the same period last year. The primary driver for this increase in net income was an increase in product sales with a more favorable product mix, and lower clinical spending. Earnings per diluted share did not increase from 2009 due to the 1,981,192 increase is outstanding shares resulting from the acquisition of Anika S.r.l. on December 30, 2009. See Note 16 to our Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have funded our cash requirements from available cash and investments on hand. We have spent approximately $34.9 million to date on the build-out of our Bedford facility to expand our operations and capabilities. In addition, in 2009, we spent approximately $16.2 million in cash, net of cash acquired, in connection with the Anika S.r.l. acquisition. Cash and cash equivalents totaled $35.8 million compared to $28.2 million, and working capital totaled approximately $49.6 million and $36.9 million, at December 31, 2011 and December 31, 2010, respectively. The Company believes it has adequate financial resources to support its business for the foreseeable future.

Cash provided by operating activities was $10,173,134, $7,853,461 and $3,094,705 for 2011, 2010, and 2009, respectively. Cash provided by operating activities increased by $2,319,673 in 2011 from 2010. The increase was attributable to increased profits as well as the receipt of $2.5 million of the upfront fee from DePuy Mitek in connection with a licensing agreement for MONOVISC in the U.S. These were partially offset by an increase in working capital requirements the most significant components of which were an increase in trade receivables and a decrease in trade payables for 2011, as compared to 2010.

Cash used in investing activities was $1,400,348, $2,679,677 and $20,217,869 in 2011, 2010 and 2009, respectively. Cash used in investing activities in 2011 was the result of the capital expenditures required to complete the build-out of our Bedford facility as we prepare to move the remaining manufacturing operations of our Woburn facility to Bedford. Construction at the Bedford facility commenced in May 2007 and validation of the facility is expected to be completed by mid-year 2012.

Cash used in financing activities was $1,165,340, $1,337,320, and $1,643,501 for 2011, 2010, and 2009. Cash used was primarily due to the required principal payments on long-term debt of $1.6 million in each period, respectively.  Also reflected in the cash provided by financing activities for all three years were proceeds from the exercise of stock options, including any associated tax benefits.

Concentration of Risk

A significant portion of the Company’s accounts receivable arising from product sales within Italy by Anika S.r.l. are due from public hospitals and other government-funded healthcare agencies. As of December 31, 2011, the Company’s accounts receivable from all Italian customers totaled approximately $3.1 million of which public hospital and agency receivables were approximately $2.4 million.

The history with our Italian customers has been such that many of the public healthcare providers funded by the Italian government have been slow to pay with several maintaining outstanding balances over one year past due. The Company continuously evaluates these accounts receivables for potential risks associated with, among other things, governmental funding and reimbursement practices. We have established an allowance against the gross value of these trade receivables based upon specifically identifiable risks and other currently available information. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers, monitor the economic situation and take appropriate actions as necessary.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective borrowing rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of ASU 2011-02 are effective for the first interim or annual reporting period beginning after June 15, 2011. Adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to first assess qualitative factors to determine if it is more likely than not (greater than 50%) that the fair value of its Goodwill and intangible assets is less than the carrying amount. This step is done prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We believe the adoption of this amendment will not have a material impact on our consolidated financial position, results of operations or cash flows.

 Contractual Obligations and Other Commercial Commitments

To-date, we have limited commitments for purchases of inventories. We have incurred significant capital investments related to the build-out of our new facility in Bedford, Massachusetts, as well as the Anika S.r.l. acquisition. Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

●	Market acceptance of our existing and future products;

●	The success and sales of our products under current and future distribution agreements;

●	The successful commercialization of products in development;

●	Progress in our product development efforts;

●	The magnitude and scope of such efforts;

●	Any potential acquisitions of products, technologies or businesses;

●	Progress with pre-clinical studies, clinical trials and product clearances by the FDA and other agencies;

●	The cost of maintaining adequate manufacturing capabilities;

●	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	Competing technological and market developments;

●	The development of strategic alliances for the marketing of certain of our products;

●	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;

●	The cost of maintaining adequate inventory levels to meet current and future product demands;

●	The contractual obligation to make principal and interest debt payments;

●	The successful integration of Anika S.r.l.

We cannot assure you that we will record profits in future periods. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. However, we believe that our existing cash and cash equivalents and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. See Item 1A. “Risk Factors”.

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

The table below summarizes our non-cancelable operating leases and contractual obligations at December 31, 2011:

	Payments due by period
		Less than			More than
	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating Leases (1)	$13,748,462	$2,844,347	$3,452,596	$2,594,019	$4,857,500
Purchase Commitments	2,131,376	2,131,376	-	-	-
Long Term Debt (2)	11,789,171	1,790,403	3,494,585	6,504,183	-
Total	$27,669,009	$6,766,126	$6,947,181	$9,098,202	$4,857,500

(1)
Included in this line is a lease we entered into on January 4, 2007, pursuant to which we lease our Corporate Headquarters facility, The Facility consists of approximately 134,000 square feet of general office, R&D and manufacturing space located in Bedford, Massachusetts. The Lease has an initial term of ten and one- half years, and commenced on May 1, 2007. We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. The lease covering the Company’s existing manufacturing facility located in Woburn is also included in the table above. Our administrative and R&D personnel began occupying the Bedford facility in November of 2007. The build-out and validation for the Bedford manufacturing space was substantially completed in 2011. Also included in the table above is the lease entered into in Italy related to Anika S.r.l. The lease for our Italian facility commenced on December 30, 2009 for a period of six years.

(2)
On January 31, 2008, the Company entered into an unsecured Credit Agreement (the “Agreement”) with Bank of America. Pursuant to the terms of the Agreement, our lender agreed to provide the Company with an unsecured revolving credit facility through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. The Company borrowed the maximum amount as of December 31, 2008. On December 31, 2008, all outstanding revolving credit loans were converted into a term loan with quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015. In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to our original loan with Bank of America. As part of this amendment, the interest rate for Eurodollar-based loans was increased and is payable at a rate based upon (at the Company’s election) Bank of America’s prime rate or LIBOR plus 125 basis points. This represented an increase from the original facility which was prime rate or LIBOR plus 75 basis points. In addition, the Company pledged to the lender sixty-five percent (65%) of the stock of Anika S.r.l. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company’s operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default. The table includes expected principal and interest payments. For the purpose of this calculation, interest payments are based on the carrying rate of the debt at December 31, 2011, throughout the life of the obligation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have two supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for the two contracts on our financial statements was immaterial in 2011. Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of December 31, 2011, the Company is subject to interest rate risk on $11.2 million of variable rate debt. The interest payable on our debt is determined based (at the Company’s election) on either an interest rate based on LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of December 31, 2011, we would have a decrease (increase) in future annual cash flow of approximately $106,000 for every 1% increase (decrease) in the interest rate.

A significant portion of Anika S.r.l.’s revenue, and all operating expenses, are denominated in Euros which leaves the Company vulnerable to foreign exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries as of December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2012

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$35,777,222	$28,201,932
Accounts receivable, net of reserves of $334,473 and $30,000 at December 31, 2011 and 2010, respectively	17,307,786	14,819,868
Inventories	7,302,483	8,949,745
Current portion deferred income taxes	1,918,926	1,990,609
Prepaid expenses and other	1,831,127	2,360,182
Total current assets	64,137,544	56,322,336
Property and equipment, at cost	50,850,630	49,696,989
Less: accumulated depreciation	(14,380,752)	(12,715,595)
	36,469,878	36,981,394
Long-term deposits and other	205,042	384,988
Intangible assets, net	23,148,563	25,764,185
Deferred income taxes	-	392,005
Goodwill	8,883,407	9,091,960
Total Assets	$132,844,434	$128,936,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,299,680	$9,694,355
Accrued expenses	5,321,594	5,375,585
Deferred revenue	2,866,667	2,700,000
Current portion of long-term debt	1,600,000	1,600,000
Income taxes payable	450,482	-
Total current liabilities	14,538,423	19,369,940
Other long-term liabilities	1,548,652	1,560,205
Long-term deferred revenue	5,019,440	5,399,995
Deferred tax liability	7,375,141	6,216,582
Long-term debt	9,600,000	11,200,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,630,607 and 13,482,384 shares issued and outstanding at December 31, 2011 and 2010, respectively	136,305	134,823
Additional paid-in-capital	63,441,433	61,817,558
Accumulated currency translation adjustment	(3,067,181)	(2,547,776)
Retained earnings	34,252,221	25,785,541
Total stockholders’ equity	94,762,778	85,190,146
Total Liabilities and Stockholders’ Equity	$132,844,434	$128,936,868

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
	2011	2010	2009
Product revenue	$61,956,386	$52,735,730	$37,320,906
Licensing, milestone and contract revenue	2,822,249	2,820,864	2,814,798
Total revenue	64,778,635	55,556,594	40,135,704

Operating expenses:
Cost of product revenue	26,783,738	23,826,604	13,670,228
Research & development	6,168,937	6,874,633	8,181,532
Selling, general & administrative	17,858,558	17,317,671	10,545,351
Acquisition-related expenses	-	-	2,151,854
Total operating expenses	50,811,233	48,018,908	34,548,965
Income from operations	13,967,402	7,537,686	5,586,739
Interest income (expense), net	(182,388)	(194,620)	(74,480)
Income before income taxes	13,785,014	7,343,066	5,512,259
Provision for income taxes	5,318,334	3,027,071	1,824,692
Net income	$8,466,680	$4,315,995	$3,687,567

Basic net income per share:
Net income	$0.65	$0.34	$0.32
Basic weighted average common shares outstanding	13,064,051	12,624,495	11,386,989
Diluted net income per share:
Net income	$0.62	$0.32	$0.32
Diluted weighted average common shares outstanding	13,747,813	13,646,533	11,562,304

Net income	$8,466,680	$4,315,995	$3,687,567
Other comprehensive income (loss)
Foreign currency translation adjustment	(519,405)	(2,547,776)	-
Comprehensive income	$7,947,275	$1,768,219	$3,687,567

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	11,377,623	113,776	42,861,229	17,781,979	-	60,756,984
Issuance of common stock for employee equity awards	59,957	600	2,550	-	-	3,150
Acquisition of Fidia Advanced Biopolymers S.r.l.	1,981,192	19,812	16,800,508	-	-	16,820,320
Tax shortfall related to stock based compensation	-	-	(82,544)	-	-	(82,544)
Stock based compensation expense	-	-	958,025	-	-	958,025
Net income	-	-	-	3,687,567	-	3,687,567
Balance, December 31, 2009	13,418,772	134,188	60,539,768	21,469,546	-	82,143,502
Issuance of common stock for employee equity awards	63,612	635	196,609	-	-	197,244
Tax benefit related to stock based compensation	-	-	(21,188)	-	-	(21,188)
Stock based compensation expense	-	-	1,102,369	-	-	1,102,369
Net income	-	-	-	4,315,995		4,315,995
Other comprehensive income (loss)	-	-	-		(2,547,776)	(2,547,776)
Balance, December 31, 2010	13,482,384	134,823	61,817,558	25,785,541	(2,547,776)	85,190,146
Issuance of common stock for employee equity awards	148,223	1,482	158,988	-	-	160,470
Tax benefit related to stock based compensation	-	-	274,190	-	-	274,190
Stock based compensation expense	-	-	1,190,697	-	-	1,190,697
Net income	-	-	-	8,466,680	-	8,466,680
Other comprehensive income (loss)	-	-	-	-	(519,405)	(519,405)
Balance, December 31, 2011	13,630,607	136,305	63,441,433	34,252,221	(3,067,181)	94,762,778

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$8,466,680	$4,315,995	$3,687,567
Adjustments to reconcile net income to net cash provided by operating activities:	-
Depreciation and amortization	4,002,391	3,320,352	1,293,468
Stock-based compensation expense	1,190,697	1,102,617	958,025
Deferred income taxes	1,989,708	1,953,946	1,735,947
Provision for doubtful accounts	331,528	302,723	-
Provision for inventory	1,427,862	699,057	350,220
Tax benefit from exercise of stock options	(274,190)	(65,434)	(27,349)
Changes in operating assets and liabilities, net of effect of acquisition:	-
Accounts receivable	(2,998,037)	(3,716,478)	(1,697,673)
Inventories	224,714	(1,220,359)	(1,871,545)
Prepaid expenses and other current assets	947,263	445,650	(774,764)
Long-term deposits and other	179,939	28,239	93,559
Accounts payable	(6,594,292)	5,784,731	141,083
Accrued expenses	1,042,845	(2,188,082)	1,718,307
Deferred revenue	(213,888)	(2,751,468)	(2,680,831)
Income taxes payable	450,482	-	-
Other long-term liabilities	(568)	(158,028)	168,691
Net cash provided by operating activities	10,173,134	7,853,461	3,094,705

Cash flows from investing activities:
Purchase of property and equipment, net	(1,400,348)	(2,784,977)	(3,962,232)
Payment for the acquisition of Anika S.r.l., net of cash acquired	-	-	(16,255,637)
Reduction in purchase price of acquisition	-	105,300	-
Net cash used in investing activities	(1,400,348)	(2,679,677)	(20,217,869)

Cash flows from financing activities:
Principal payments on debt	(1,600,000)	(1,600,000)	(1,600,000)
Debt Issuance Costs	-	-	(74,000)
Proceeds from exercise of stock options	160,470	197,246	3,150
Tax benefit from exercise of stock options	274,190	65,434	27,349
Net cash used in financing activities	(1,165,340)	(1,337,320)	(1,643,501)

Exchange rate impact on cash	(32,156)	(61,522)	-

Increase (decrease) in cash and cash equivalents	7,575,290	3,774,942	(18,766,665)
Cash and cash equivalents at beginning of period	28,201,932	24,426,990	43,193,655
Cash and cash equivalents at end of period	$35,777,222	$28,201,932	$24,426,990

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,651,212	$360,000	$1,210,000
Cash paid for interest	$193,880	$222,919	$208,053
Supplemental disclosure of cash flow information:
Fair value of assets of Anika S.r.l. and product lines	$-	$-	$50,539,846
Cash paid for Anika S.r.l. and product lines	$-	$-	$17,055,000
Fair value of common stock issued to acquire Anika S.r.l.	$-	$-	$16,820,320
Liabilities assumed of acquired businesses and product lines	$-	$-	$16,664,611

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,263,766	$-	$-	$20,263,766

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,244,955	$-	$-	$20,244,955

The carrying value of our debt instrument was $11,200,000 and $12,800,000 at December 31, 2011 and 2010, respectively.  The estimated fair value of our debt instrument approximated book value at both dates using market observable inputs and interest rate measurements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $334,473 and $30,000 at December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
Balance, beginning of the year	$30,000	$29,261
Amounts provided	306,520	302,723
Amounts written off	(2,047)	(301,984)
Balance, end of the year	$334,473	$30,000

Uncollectible trade accounts receivable written-off were $2,047 and $301,984 in 2011 and 2010, respectively. Provisions for bad debt expense were $306,520 and $302,723 in 2011 and 2010, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted Accounting Standards Update 2009-13, Revenue Recognition, in January 2011, which amends ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements  are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Grant Research Contract

With the Anika S.r.l. acquisition, the Company assumed two grant contracts with the European Community related to cell-based tissue engineered products and disc regeneration research. Anika S.r.l. coordinates the fiscal activities for a group of participating companies and universities, and accounts for these contracts by recording a reduction to expense and a related accounts receivable for the reimbursable expenses incurred under the contract. Amounts due to the other participants are refunded as expenses and accounts payable as the amounts are incurred.

Cash, Cash Equivalents and Marketable Investments

We consider only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months.

At December 31, 2011 and 2010, cash equivalents were comprised of money market funds secured by U.S. Treasury obligations, which approximates fair market value. We had no marketable investments at December 31, 2011 and 2010, respectively.

Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains its cash equivalent balance with one major national financial institution.

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of December 31, 2011, DePuy Mitek, Inc., Bausch and Lomb, Medtronic Xomed, Azienda USL Roma, and A.T. Grade, combined, represented 58% of the Company’s accounts receivable balance. As of December 31, 2010, DePuy Mitek, Bausch and Lomb, Medtronic Xomed, Azienda USL Roma, and Nycomed / Biomeks, combined, represented 55% of the Company’s accounts receivable balance.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

The Company’s policy is to write-down inventory when conditions exist that suggests inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including, but not limited to: historical usage rates, forecasted sales or usage, product end of life dates, and estimated current or future market values. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $7,302,483 and $8,949,745 as of December 31, 2011 and 2010 is stated net of inventory write-downs of $1,375,150 and $631,028, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over three to eight years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases which range from six months to 26 years at December 31, 2011. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Subsequent Event

In January of 2012, the Company received FDA approval to sell ORTHOVISC, HYVISC, and INCERT manufactured in our Bedford facility. Our Bedford facility is already approved to manufacture all our CE marked products.

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

Goodwill and IPR&D are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the acquired reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value for reporting units using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to: risk free rate of return on an investment, weighted average cost of capital, future revenue, operating margin, working capital and capital expenditure needs. Our annual assessment for impairment of goodwill as of November 30, 2011 indicated that the fair value of our reporting units exceeded the carrying value of the reporting units. Anika S.r.l. is our only acquired reporting unit and currently holds 100% of the goodwill associated with the 2009 acquisition of that company. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair values for IPR&D projects using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to:  estimating the timing of and expected costs to complete the in process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in process projects, and developing appropriate discount rates. Our annual assessment for impairment of IPR&D indicated that the fair value of our IPR&D as of November 30, 2011 exceeded their respective carrying values. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

During the years ended December 31, 2011, 2010, and 2009, the Company did not record any impairment losses.

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

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, tax operating losses, and credit carry-forwards (including investment tax credits). Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the consolidated statement of operations.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiary. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and, as of December 31, 2011 and 2010, was comprised solely of cumulative translation adjustment losses.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to first assess qualitative factors to determine if it is more likely than not (greater than 50%) that the fair value of its Goodwill and intangible assets is less than the carrying amount. This step is done prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We believe the adoption of this amendment will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Year ended December 31,
	2011	2010	2009
Shares used in the calculation of Basic earnings per share	13,064,051	12,624,495	11,386,989
Effect of dilutive securities: Stock options, SAR's, RSA's, and shares held in escrow	683,762	1,022,038	175,315
Diluted shares used in the calculation of earnings per share	13,747,813	13,646,533	11,562,304

Stock options to purchase 1,142,840, 1,210,970 and 924,007 shares for 2011, 2010 and 2009, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

At December 31, 2011, 2010 and 2009, 59,196, 20,630 and 46,965 shares of issued and outstanding unvested restricted stock were excluded from the basic earnings per share calculation in accordance with ASC 260.

4. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$4,091,366	$2,882,944
Work-in-process	1,503,565	1,787,473
Finished goods	1,707,552	4,279,328
Total	$7,302,483	$8,949,745

 5. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2011	2010
Machinery and equipment	$10,429,816	$9,972,821
Furniture and fixtures	840,350	640,931
Leasehold improvements	12,421,398	12,074,288
Construction in progress	27,159,066	27,008,949
Subtotal	50,850,630	49,696,989
Less accumulated depreciation	(14,380,752)	(12,715,595)
Total	$36,469,878	$36,981,394

Depreciation expense was $1,816,188, $1,308,713 and $1,234,644 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

On December 30, 2009, in connection with the acquisition of Anika S.r.l., the Company purchased various intangible assets. The Company finalized the purchase price allocation relative to this acquisition during the fourth quarter of 2010.

We completed our annual impairment review as of November 30, 2011 and concluded that no impairment charge was required as of that date with respect to both goodwill and IPR&D. Through December 31, 2011 there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

Amortization expense was $2,186,203, $2,011,639, and $58,823 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, amortization expense on intangible assets for the next five years is expected to be approximately $2.0 million annually.

Intangible assets, stated at cost, consist of the following:

		December 31, 2011				December 31, 2010
	Gross Value	Currency Translation Adjustment	Completed Projects	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$15,700,000	$(1,515,206)	$1,000,000	$(1,956,443)	$13,228,351	$14,549,952	15
In-process research & development	7,698,000	(742,934)	(1,000,000)	-	5,955,066	6,118,349	Indefinite
Distributor relationships	4,700,000	(453,597)		(1,698,561)	2,547,842	3,476,876	5
Patents	1,000,000	(96,509)		(112,936)	790,555	866,907	16
Elevess trade name	1,000,000	-		(373,251)	626,749	752,101	9
Total	$30,098,000	$(2,808,246)	$-	$(4,141,191)	$23,148,563	$25,764,185

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Payroll and benefits	$2,366,412	$1,895,393
Professional fees	793,430	417,751
Clinical trial costs	-	149,319
SRL research grants	989,556	2,021,003
Other	1,172,196	892,119
Total	$5,321,594	$5,375,585

8. Deferred Revenue

In December 2003, the Company entered into a ten-year licensing and supply agreement (the “JNJ Agreement”) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. In mid-2005, the agreement was assigned to DePuy Mitek, Inc., a subsidiary of Johnson & Johnson. Under the JNJ Agreement, DePuy Mitek performs sales, marketing and distribution functions and licenses the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology. In support of the license, the JNJ Agreement provides that DePuy Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2,000,000 upon entering into the JNJ Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations. The Company evaluated the terms of the JNJ Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement.

In December 2011, the Company entered into a fifteen-year licensing and supply agreement (the “Mitek MONOVISC Agreement”) with DePuy Mitek, Inc., a member of the Johnson & Johnson family of companies, to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which will be recognized ratably over the fifteen year term of the Mitek MONOVISC Agreement as there was no stand-alone value associated with this payment, thus up-front recognition is prohibited. The Company may receive additional payments from DePuy Mitek, following the mutual decision to launch the product, related to future regulatory, clinical and sales milestones.  Current and long-term deferred revenue related to the JNJ Agreement, the Mitek MONOVISC Agreement and other agreements were $7,886,107 and $8,099,995 at December 31, 2011 and 2010, respectively.

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

The Company’s administrative and R&D personnel moved into the Bedford facility in November of 2007. The build-out of the Bedford facility, including the required validation process for the manufacturing space, was substantially completed during 2011. We also lease approximately 37,000 square feet of space at a separate location in Woburn, Massachusetts, for our current manufacturing facility and warehouse. The Woburn manufacturing lease was extended in February of 2011 and is scheduled to end on June 30, 2012.

As part of the acquisition of Anika S.r.l., the Company now leases approximately 26,000 square feet of laboratory, warehouse and office space in Abano Terme, Italy. The lease commenced on December 30, 2009 for an initial term of six (6) years.

Rental expense in connection with the various facility leases totaled $3,479,632, $2,888,277 and $1,651,713, for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company’s future lease commitments as of December 31, 2011 are as follows:

2012	$2,844,347
2013	1,768,781
2014	1,683,815
2015	1,622,519
2016 and thereafter	5,829,000
$13,748,462

Warranty and Guarantor Arrangements

In certain of our contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at December 31, 2011 and 2010, respectively, and has no history of claims paid.

Legal Proceedings

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability.  On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company’s manufacture and sales of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplement complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with DePuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigation.

Artes Medical, Inc. (“Artes”), the former U.S. distributor of HYDRELLE, filed a liquidating bankruptcy case under Chapter 7 of the United States Bankruptcy Code in 2010. Artes’ Trustee in Bankruptcy asked the Company to pay $359,768 to the Trustee, representing the total amount of three payments received by the Company from Artes within the 90 days prior to the filing of Artes' liquidating bankruptcy. In July 2011, the Company reached agreement with the Trustee to settle this matter in return for a payment of $30,000 made by Anika. In late August 2011, the settlement was approved by the bankruptcy court and the matter is now closed.

In 2011, Merogel Injectable was withdrawn from the market due to a labeling error on the product’s packaging.  We are working with Medtronic to resolve a dispute related thereto. Medtronic has informed us that if we are unable to resolve this dispute, they will make claims against us. As this labeling error relates to conduct that initially occurred prior to our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A., we have made claims against Fidia for indemnification for Anika’s losses as well as any potential claims that may be brought by Medtronic. Fidia has informed us that it does not believe that it has liability for this matter, and has made claims against us for refusing to release the Anika shares that were put into escrow in connection with the original transaction. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

We are also involved in various other legal proceedings arising in the normal course of business.  Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

10. Equity Incentive Plan

The Anika Therapeutics, Inc. Stock Option and Incentive Plan, as amended, (the “2003 Plan”) provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units, and stock appreciation rights (“SAR’s”) to employees, directors, officers and consultants. The 2003 Plan was originally approved by the Board of Directors on April 4, 2003, approved by the Company’s shareholders on June 4, 2003, and reserved 1,500,000 shares of common stock for grant pursuant to its terms.

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

At the 2011 Annual Meeting of Stockholders on June 7, 2011, the shareholders of the Company approved the AnikaTherapeutics, Inc. Second Amended and Restated Stock Option and Incentive Plan (the “2003 Plan”), which, among other things, increased the number of shares reserved for issuance under the Company’s predecessor stock option and incentive plan by 800,000 to 3,150,000 shares.

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

The 2003 Plan succeeds the Anika Therapeutics, Inc. 1993 Stock Option Plan (“1993 Plan”) which expired according to its terms in 2003. As of December 31, 2011, there were 112,876 shares still outstanding under the 1993 Plan included in the total outstanding options of 2,108,003. There are 695,582 options available for future grant at December 31, 2011.

The Company estimates the fair value of stock options and SAR’s using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. Key input assumptions used to estimate the fair value of stock options and SAR’s include the exercise price of the award, the expected award term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the award’s expected term, and the Company’s expected annual dividend yield.

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

The fair value of each stock option and SAR award during 2011, 2010, and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2011	2010	2009
Risk free interest rate	1.1% to 1.51%	1.11% to 1.88%	1.54% to 1.89%
Expected volatility	57.60%	57.60%	59.35% to 61.03%
Expected lives (years)	4	4	4
Expected dividend yield	0.00%	0.00%	0.00%

The Company recorded $1,190,697, $1,102,617 and $958,025 of share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively, for stock options, SAR’s and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees.

Combined stock options and SAR’s activity under our plans is summarized as follows for the years ended December 31, 2011 and 2010, respectively:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
	Shares	Share	Shares	Share
Options and SAR's outstanding at beginning of year	1,625,253	$6.92	1,372,933	$7.13
Granted	679,000	$6.98	450,750	$6.35
Cancelled	(74,187)	$6.41	(69,333)	$7.02
Expired	(875)	$3.04	(71,547)	$9.55
Exercised	(121,188)	$1.60	(57,550)	$3.96
Options and SAR's outstanding at end of year	2,108,003	$7.26	1,625,253	$6.92

Of the 2,108,003 options and SAR’s outstanding at December 31, 2011, approximately 2,050,000 are vested or are expected to vest with a weighted-average exercise price of approximately $8.17 and an aggregate intrinsic value of approximately $5,930,000. The weighted average remaining contractual term of the vested and expected to vest options and SAR’s was 4.45 years as of December 31, 2011.

As of December 31, 2011, total unrecognized compensation costs related to non-vested options and SAR’s was approximately $2,400,000 and is expected to be recognized over a weighted average period of 2.4 years.

There were 187,164 incentive stock options (ISOs) exercisable at December 31, 2011 with a weighted-average exercise price of $8.75 and a weighted-average remaining contractual term of 2.66 years.

There were 248,429 non-qualified stock options exercisable at December 31, 2011 with a weighted-average exercise price of $6.66 and a weighted-average remaining contractual term of 1.81 years.

There were 563,412 SAR’s exercisable at December 31, 2011 with a weighted-average exercise price of $8.64 and a weighted-average remaining contractual term of 6.21 years.

The aggregate intrinsic value of stock options and SAR’s fully vested at December 31, 2011 and 2010, were $2,390,591 and $1,434,768, respectively. The aggregate intrinsic value of stock options and SAR’s outstanding at December 31, 2011 and 2010, were $6,107,869 and $2,135,991, respectively.

The total intrinsic value of options and SAR’s exercised were $679,401 and $181,290 for the years ended December 31, 2011 and 2010, respectively.

The total fair value of options and SAR’s vested during the years ended December 31, 2011 and 2010, were $774,648 and $761,906, respectively.

The Company received $160,470, $197,245 and $3,150 for exercises of stock options during the years ended December 31, 2011, 2010 and 2009, respectively.

The restricted stock activity for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Grantd Date	Number of	Grantd Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at Beginning of year	77,085	$5.48	94,977	$6.94
Granted	29,978	$6.98	23,580	$6.36
Cancelled	(850)	$3.05	(4,750)	$6.13
Expired	-	$-	-	$-
Vested/Released	(47,017)	$6.13	(36,722)	$6.98
Nonvested at end of year	59,196	$5.71	77,085	$5.48

The total fair value of restricted stock and restricted stock units vested during the year ended December 31, 2011 was $352,596.

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

12. Employee Benefit Plan

U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the Plan, and the Company will make matching contributions up to a limit of 5% of an employee’s compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2011, 2010, and 2009, the Company made matching contributions of $279,816, $291,107 and $323,876 respectively.

13. Revenue by Product Group, by Significant Customer and by Geographic Region; Geographic Information

Product revenue by product group is as follows:

	Year Ended December 31,
	2011		2010		2009
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Orthobiologics	$39,858,139	64.3%	$30,741,305	58.3%	$22,879,899	61.3%
Dermal	3,681,166	5.9%	3,564,616	6.8%	1,471,165	3.9%
Ophthalmic surgery	10,963,822	17.7%	11,971,787	22.7%	10,573,915	28.3%
Surgical	4,976,261	8.0%	3,883,444	7.4%	121,445	0.3%
Veterinary	2,476,998	4.0%	2,574,578	4.9%	2,274,482	6.1%
	$61,956,386	100.0%	$52,735,730	100.0%	$37,320,906	100.0%

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue
	Year Ended December 31,
	2011	2010	2009
DePuy Mitek	47.1%	42.7%	45.4%
Bausch & Lomb Inc.	15.8%	21.2%	26.6%
Medtronic	5.6%	10.2%	0.0%
Boehringer	4.0%	4.9%	6.1%
Nycomed / Biomeks	3.5%	3.3%	4.4%
	76.0%	82.3%	82.5%

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended December 31,
	2011		2010		2009
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Geographic Location:
United States	$48,366,140	74.7%	$38,313,594	69.0%	$30,196,213	75.2%
Europe	10,988,664	17.0%	12,976,985	23.4%	6,536,835	16.3%
Other	5,423,832	8.4%	4,266,015	7.7%	3,402,656	8.5%
Total	$64,778,635	100.0%	$55,556,594	100.0%	$40,135,704	100.0%

The Company recorded licensing, milestone and contract revenue of $2,822,249, $2,820,864 and $2,814,798 for the years ended December 31, 2011, 2010, and 2009, respectively. Substantially all licensing, milestone and contract revenue was derived in the United States for each year presented.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net tangible long-lived assets by principal geographic areas were as follows:

	Years Ended December 31,
	2011	2010
United States	$34,565,770	$34,826,815
Italy	1,904,108	2,154,579
Total	$36,469,878	$36,981,394

14. Income Taxes

 Income Tax Expense

The components of the Company’s income before income taxes and our provision for (benefit from) income taxes consist of the following:

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes
Domestic	$15,962,992	$11,944,795	$5,512,259
Foreign	(2,177,978)	(4,601,729)	-
	$13,785,014	$7,343,066	$5,512,259

	Year ended December 31,
	2011	2010	2009
Provision for (benefit from) income taxes:
Current provision:
Federal	$3,327,626	$1,063,841	$(2,908)
State	155,855	(6,920)	(18,237)
Foreign	90,626	-	-
	3,574,107	1,056,921	(21,145)
Deferred provision:
Federal	1,907,408	2,828,029	2,010,097
State	570,869	479,529	(164,260)
Foreign	(734,050)	(1,337,408)	-
	1,744,227	1,970,150	1,845,837
Total expense	$5,318,334	$3,027,071	$1,824,692

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Deferred tax assets:
Deferred revenue	$2,072,931	$3,078,098
Stock-based compensation expense	1,496,910	1,347,412
Tax credit carry forward	695,914	1,072,993
Net operating loss carryforward, foreign	1,839,924	2,063,037
Accrued expenses and other	825,884	565,503
Inventory reserve	417,726	170,240
Deferred tax asset	$7,349,289	$8,297,283

	December 31,
	2011	2010
Deferred tax liabilities:
Intangibles related to Srl acquisition	$(7,594,729)	$(8,279,637)
Depreciation	(5,210,775)	(3,851,614)
Deferred tax liability	$(12,805,504)	$(12,131,251)

Tax Rate

The reconciliation between the U.S. federal statutory rate and our effective rate is summarized as follows:

	Year ended December 31,
	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	5.7%	7.8%	6.2%
Permanent items, including nondeductible expenses	0.9%	2.2%	6.9%
State investment tax credit	(0.2)%	(0.8)%	(5.6)%
Federal and state research and development credits	(0.4)%	(2.5)%	(8.4)%
Foreign rate differential	0.9%	2.6%	0.0%
Domestic production deduction	(2.3)%	(2.1)%	0.0%
Tax expense	38.6%	41.2%	33.1%

As of December 31, 2011, the Company had net operating losses (“NOL”) for federal income tax purposes in Italy of $6,690,632 with no expiration date. For Massachusetts state income tax purposes, the Company also had an investment tax credit carry-forward of $1,054,105 expiring through 2020.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carry-forward and its investment tax credit carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2011, and 2010, respectively.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year ended December 31,
	2011	2010	2009
Unrecognized tax benefit, beginning of year	$37,428	$40,900	$40,900
Tax positions related to current year	38,329	-	-
Tax positions related to prior years	(19,587)	37,427	-
Settlements	-	(3,089)	-
Statute expirations	-	(37,810)	-
Unrecognized tax benefit, end of year	$56,170	$37,428	$40,900

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2008 through 2011 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2009 through 2011 tax years remain subject to examination by the appropriate governmental authorities for Italy.

We do not anticipate experiencing any significant increases or decreases in our unrecognized tax benefits within the twelve months following December 31, 2011.

We incurred expenses related to stock-based compensation in 2011, 2010 and 2009 of $1,190,697, $1,102,617, and $958,025, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $219,626, $244,746, and $230,812 in 2011, 2010 and 2009, respectively.

Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a "windfall tax benefit pool" to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. We follow the with-and-without approach for the direct effects of windfall/shortfall items and to determine the timing of the recognition of any related benefits. We recorded a net windfall of approximately $274,000 in 2011 and a net shortfall of approximately $21,000 and $83,000 in 2010 and 2009, respectively.

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

In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to the original loan facility with Bank of America. As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon, at the Company’s election, either Bank of America’s prime rate or LIBOR plus 125 basis points. In addition, the Company pledged to the lender sixty-five percent (65%) of the stock of Anika Therapeutics S.r.l. We also incurred $74,000 of fees charged by Bank of America which were capitalized in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishments, as the Consent and First Amendment represents a debt modification. The fees are being amortized over the remaining life of the debt facility.

The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company’s operations, financial covenants regarding maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default. We are in compliance with all covenants specified in the debt agreement.

As of December 31, 2011 and 2010, the Company had a total outstanding debt balance of $11,200,000 and $12,800,000, respectively, of which $1,600,000 was recorded as current at each date.

Long-term debt principal payments are $1,600,000 for each of the next three years with the remaining principal of $6,400,000 due in the fourth and final year. The estimated fair value of our debt instrument approximated book value at December 31, 2011.

16. Acquisitions

On December 30, 2009, we completed our acquisition of Fidia Advanced Biopolymers S.r.l., a privately held Italian corporation (“FAB”) for a purchase price consisting of $17.0 million in cash and 1,981,192 shares of the Company’s common stock (the “Acquisition”). In 2010 FAB’s name was changed to Anika Therapeutics S.r.l.

The 1,981,192 shares of the Company’s stock issued include 500,000 shares held in escrow to satisfy  outstanding indemnification claims under the Purchase Agreement. The issued shares are also subject to a one year holding period. The Purchase Agreement was based on an estimated closing balance sheet with a minimum working capital amount to be delivered.

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

Anika S.r.l.’s results of operations have been included in our consolidated financial statements beginning January 1, 2010. Our results of operations prior to this acquisition, presented on a pro forma basis, are found further below.

Purchase Price

The $33.9 million purchase price for Anika S.r.l. is based on the acquisition-date fair value of the consideration transferred, which included cash and the issuance of shares of Anika stock, which was calculated based on the closing price of the Company's common stock of $8.49 per share on December 30, 2009.

The acquisition-date fair value of the consideration consisted of the following:

Fair Value of Consideration
Cash	$17,055,000
Common stock	16,820,320
Total	$33,875,320

During the second quarter of 2010, Anika and Fidia Farmaceutici S.p.A. (“Fidia”) agreed to a final working capital settlement whereby Fidia paid us $105,300. This settlement is not reflected in the above table.

Allocations of Assets and Liabilities

The Company allocated the purchase price for Anika S.r.l., based on the acquired fair value of the net tangible assets and intangible assets, goodwill and a deferred tax liability. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, after consideration of deferred taxes, was allocated to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date based upon the completed valuation and resulting measurement period adjustments:

Inventory	$1,506,260
Other assets and liabilities, net	(244,346)
Property and equipment	1,691,000
Acquired intangible assets	29,098,000
Goodwill	9,959,008
Deferred tax liability	(8,134,602)
Total purchase price	$33,875,320

Changes to the carrying amount of goodwill for the fiscal years ended 2011 and 2010, respectively, were as follows:

Balance at December 31, 2009	$9,959,008
Reduction in purchase price of subsidiary	(105,297)
Effect of foreign currency adjustments	(761,751)
Balance at December 31, 2010	9,091,960
Effect of foreign currency adjustments	(208,553)
Balance at December 31, 2011	$8,883,407

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

IPR&D primarily revolves around obtaining U.S. approval for several of Anika S.r.l.’s orthopedic products to gain access to this important market. Costs to complete the projects are estimated at $7 million to $13 million spread over the next six years, and involve primarily clinical studies and regulatory costs, which are deemed to be of moderate difficulty. IPR&D value was estimated using a multi-period excess earnings approach. The primary risks associated with the projects include generating sufficient data to support efficacy, and thereby gaining regulatory approval. There can be no assurance that the Company will be successful in completing development or obtaining regulatory approval; and if successful, that meaningful sales will occur.

Acquisition-related Expenses

 In connection with the acquisition of Anika S.r.l., the Company incurred approximately $2.2 million in expenses, which are reflected as acquisition-related expenses on the consolidated statements of operations in 2009. These costs include costs to investigate, document, close, and complete regulatory compliance requirements.

 The unaudited financial information in the table below summarizes the combined results of operations of Anika and Anika S.r.l., on a pro forma basis, as though the companies had been combined as of the beginning of 2009. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of the respective periods. The pro forma financial information is based on Anika's results of operations for each period presented, combined with Anika S.r.l.’s results of operations for 2009.

The pro forma financial information includes the amortization charges from acquired intangible assets, acquisition-related expenses, and the related tax effects.

The Pro Forma (unaudited) combined Statement of Operations for the year ended December 31, 2009, had Anika S.r.l. been included, is as follows:

Year ended December 31, 2009
(unaudited)
Total revenue	$52,570,000
Net income	$(1,350,081)
Diluted net income per share:
Net income	(0.10)
Diluted weighted average common shares outstanding	13,532,640

 17. Related Party

In connection with the acquisition of Anika S.r.l. by Anika on December 30, 2009, Fidia Farmaceutici S.p.A ("Fidia") acquired ownership of 1,981,192 shares of the Company's common stock, or approximately 14.7% of the outstanding shares of the Company as of December 31, 2011 and 2010, respectively, thus becoming a "related party" under the Securities and Exchange Commission regulations.  See Note 16 to the consolidated financial statements for further description of the acquisition.

As part of the acquisition, the Company, primarily through Anika S.r.l., entered into a series of operating agreements with Fidia as follows:

Agreement Type	Description	Term in Years
Lease	Rent of space in Abano Terme, Italy	Six
Finished goods supply	Manufacture and supply of goods	Three
Raw material supply	Hyaluronic acid powder	Five
Services	Finance, administrative, security	One to Six
Accounts receivable	Collection of trade receivables outstanding as of	Two
management	December 30, 2009.
Marketing and Promotion	Promote Anika Srl products in Italy through	Three
Fidia sales force

Historically Anika S.r.l. has relied on Fidia, its former parent company, for several functional activities.  In connection with the purchase of Anika S.r.l., the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement. At December 31, 2011 and 2010, Anika S.r.l. had a net payable to Fidia for past products of approximately $0.8 million and $6.4 million, respectively.

18. Quarterly Financial Data (Unaudited)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2011	December 31,	September 30,	June 30,	March 31,
Product revenue	$17,725,546	$17,756,000	$15,414,681	$11,060,159
Total revenue	18,444,287	18,455,817	16,140,852	11,737,679
Cost of product revenue	7,128,450	7,394,922	6,655,804	5,604,562
Gross profit on product revenue	10,597,096	10,361,078	8,758,877	5,455,597
Net income	$2,883,110	$2,976,518	$2,282,641	$324,412
Per common share information:
Basic net income per share	$0.22	$0.23	$0.18	$0.03
Basic common shares outstanding	13,122,004	12,817,910	12,725,216	12,688,819
Diluted net income per share	$0.21	$0.22	$0.17	$0.02
Diluted common shares outstanding	13,804,806	13,765,533	13,739,836	13,744,710

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2010	December 31,	September 30,	June 30,	March 31,
Product revenue	$14,193,352	$13,179,399	$13,720,929	$11,642,050
Total revenue	14,721,492	13,869,214	14,499,800	12,466,087
Cost of product revenue	6,702,674	6,108,502	5,891,752	5,123,675
Gross profit on product revenue	7,490,678	7,070,897	7,829,177	6,518,375
Net income	$1,350,701	$1,184,265	$1,066,752	$714,280
Per common share information:
Basic net income per share	$0.11	$0.09	$0.08	$0.06
Basic common shares outstanding	12,641,394	12,633,405	12,645,889	12,614,808
Diluted net income per share	$0.10	$0.09	$0.08	$0.05
Diluted common shares outstanding	13,672,245	13,622,603	13,642,322	13,628,376

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm which has audited the consolidated financial statements contained in this Form 10-K, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of Form 10-K.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	[47]
Consolidated Balance Sheets	[48]
Consolidated Statements of Operations	[49]
Consolidated Statements of Stockholder’s Equity	[50]
Consolidated Statements of Cash Flows	[51]
Notes to Consolidated Financial Statements	[52-71]

(2) Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index (b) below.

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

†10.33	Amendment No. 1 to Employment Agreement by and between the Company and Charles H. Sherwood, Ph.D, dated December 18, 2010.
†10.34	Amendment No. 1 to Employment Agreement by and between the Company and Kevin W. Quinlan, dated December 18, 2010.
†10.35	Amendment No. 1 to Employment Agreement by and between the Company and Frank J. Luppino, dated December 18, 2010.
†10.36	Amendment No. 1 to Employment Agreement by and between the Company and William J. Mrachek, dated December 18, 2010.
†10.37	1993 Stock Option Plan, as amended, incorporated herein by reference to the Company's Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2000.
†10.38
Second Amended and Restated 2003 Stock option and incentive Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on April 28, 2011.

†10.39
Amendment No. 1 to the Second Amended and Restated 2003 Stock option and incentive Plan, incorporated herein by reference to the Company’s Proxy Statement (File no. 001-14027), filed with the Securities and Exchange Commission on May 20, 2011.

** 10.40
License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on December 22, 2011.

(11) Statement Regarding the Computation of Per Share Earnings
11.1	See Note 3 to the Financial Statements included herewith.
(21) Subsidiaries of the Registrant
*21.1	List of Subsidiaries of the Registrant.
(23) Consent of Experts
*23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
(31) Rule 13a-14(a) / 15d-14(a) Certifications
*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Kevin W. Quinlan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certification
***32.1	Certification of Charles H. Sherwood, Ph.D. and Kevin W. Quinlan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL
^101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in xBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, December 31, 2010, and December 31, 2009; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, December 31, 2010, and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, December 31, 2010, and December 31, 2009; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission. The omitted portions have been filed separately with the Commission.

***	Furnished herewith.

†	Denotes compensatory plan or arrangement.

^
Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
Date: March 13, 2012	By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012

/s/ KEVIN W. QUINLAN Kevin W. Quinlan	Chief Financial Officer (Principal Accounting Officer)	March 13, 2012

/s/ JOSEPH L. BOWER Joseph L. Bower	Director	March 13, 2012

/s/ RAYMOND J. LAND Raymond J. Land	Director	March 13, 2012

/s/ JOHN C. MORAN John C. Moran	Director	March 13, 2012

/s/ JEFFERY S. THOMPSON Jeffery S. Thompson	Director	March 13, 2012

/s/ STEVEN E. WHEELER Steven E. Wheeler	Director	March 13, 2012