Form 10-Q
period 2012-03-31
ANIKA THERAPEUTICS INC
filed 2012-05-07
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 3, 2012, there were 13,763,861 outstanding shares of Common Stock, par value $.01 per share.

PART I:     FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$34,003,178	$35,777,222
Accounts receivable, net of reserves of $344,520 and $334,473 at March 31, 2012 and December 31, 2011, respectively	17,002,797	17,307,786
Inventories	9,080,323	7,302,483
Current portion deferred income taxes	1,918,926	1,918,926
Prepaid expenses and other	1,947,394	1,831,127
Total current assets	63,952,618	64,137,544
Property and equipment, at cost	51,541,804	50,850,630
Less: accumulated depreciation	(14,868,205)	(14,380,752)
	36,673,599	36,469,878
Long-term deposits and other	151,744	205,042
Intangible assets, net	23,300,273	23,148,563
Goodwill	9,150,273	8,883,407
Total Assets	$133,228,507	$132,844,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,880,840	$4,299,680
Accrued expenses	4,297,387	5,321,594
Deferred revenue	2,866,667	2,866,667
Current portion of long-term debt	1,600,000	1,600,000
Income taxes payable	235,326	450,482
Total current liabilities	12,880,220	14,538,423
Other long-term liabilities	1,556,399	1,548,652
Long-term deferred revenue	4,302,773	5,019,440
Deferred tax liability	7,028,515	7,375,141
Long-term debt	9,200,000	9,600,000
Commitments and contingencies (Note 10)	-	-
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,763,191 and 13,630,607 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	137,631	136,305
Additional paid-in-capital	64,269,349	63,441,433
Accumulated currency translation adjustment	(2,310,720)	(3,067,181)
Retained earnings	36,164,340	34,252,221
Total stockholders’ equity	98,260,600	94,762,778
Total Liabilities and Stockholders’ Equity	$133,228,507	$132,844,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2012	2011
Product revenue	$13,613,328	$11,060,159
Licensing, milestone and contract revenue	747,332	677,520
Total revenue	14,360,660	11,737,679

Operating expenses:
Cost of product revenue	6,413,481	5,604,562
Research & development	1,533,103	1,532,664
Selling, general & administrative	3,351,016	4,043,774
Total operating expenses	11,297,600	11,181,000
Income from operations	3,063,060	556,679
Interest income (expense), net	(51,203)	(40,921)
Income before income taxes	3,011,857	515,758
Provision for income taxes	1,099,738	191,346
Net income	$1,912,119	$324,412

Basic net income per share:
Net income	$0.15	$0.03
Basic weighted average common shares outstanding	13,162,824	12,688,819
Diluted net income per share:
Net income	$0.14	$0.02
Diluted weighted average common shares outstanding	14,089,946	13,744,710

Net income	1,912,119	324,412
Other comprehensive income
Foreign currency translation adjustment	756,461	1,749,662
Comprehensive income	$2,668,580	$2,074,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,912,119	$324,412
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	986,913	920,410
Stock-based compensation expense	320,510	300,275
Deferred income taxes	(82,206)	(111,293)
Provision for inventory	49,558	711,533
Tax benefit from exercise of stock options	(394,076)	-
Changes in operating assets and liabilities:
Accounts receivable	358,471	2,753,690
Inventories	(1,769,606)	(374,014)
Prepaid expenses, other current and long-term assets	(324,152)	(580,852)
Long-term deposits and other	8,499	8,499
Accounts payable	(476,940)	(1,021,405)
Accrued expenses	(1,341,407)	(966,151)
Deferred revenue	(716,667)	(668,190)
Income taxes payable	(215,156)	2,198
Other long-term liabilities	(5,509)	(13,165)
Net cash (used in) provided by operating activities	(1,689,649)	1,285,947

Cash flows from investing activities:
Purchase of property and equipment, net	(224,059)	(76,570)
Net cash used in investing activities	(224,059)	(76,570)

Cash flows from financing activities:
Principal payments on debt	(400,000)	(400,000)
Proceeds from exercise of stock options	114,656	28,945
Tax benefit from exercise of stock options	394,076	-
Net cash provided by (used in) financing activities	108,732	(371,055)

Exchange rate impact on cash	30,932	38,556

(Decrease) increase in cash and cash equivalents	(1,774,044)	876,878
Cash and cash equivalents at beginning of period	35,777,222	28,201,932
Cash and cash equivalents at end of period	$34,003,178	$29,078,810

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with the U.S. Food and Drug Administration (“FDA”) and foreign regulations and approval requirements as well as the ability to grow the Company’s business.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S.”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes in our significant accounting policies for the three months ended March 31, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

3.             Recent Accounting Pronouncements Issued or Adopted

On May 12, 2011, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, jointly issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The provisions of ASU 2011-04 give fair value the same meaning between U.S. GAAP and International Financial Reporting Standards, and improve consistency of disclosures relating to fair value. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU require all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update, a company is allowed to first assess qualitative factors to determine if it is more likely than not (greater than 50%) that the fair value of its goodwill and intangible assets is less than the carrying amount. This step is done prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,263,766	$-	$-	$20,263,766

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,263,766	$-	$-	$20,263,766

5.             Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the three months ended March 31, 2012 and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	0.64%	1.51%
Expected volatility	57.60%	57.60%
Expected lives (years)	4	4
Expected dividend yield	0.00%	0.00%

The Company recorded $320,510 and $300,275 of share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective employees.

There were 119,000 stock options granted under the Second Amended and Restated 2003 Stock Option and Incentive Plan (the “Second Amended 2003 Plan”) during the three months ended March 31, 2012. There were 16,480 restricted stock units (“RSUs”) granted to members of the Company’s Board of Directors under the Second Amended 2003 Plan during the same period ended March 31, 2012. The stock options and RSUs granted to employees and directors become exercisable or vest ratably over four years from the date of grant.

As of March 31, 2012, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested stock options, stock appreciation rights (“SARs”), and restricted stock awards (“RSAs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The total intrinsic value of stock options and SARs exercised during the three month periods ended March 31, 2012 and 2011 was approximately $1,192,545 and $13,875, respectively. Cash received from the exercise of stock options during the three-month periods ended March 31, 2012 and 2011 was $114,656 and $28,945, respectively.

There were approximately 2.0 million options and SARs outstanding under the Company’s incentive plans at March 31, 2012 with a weighted-average exercise price of $7.71 per share, an aggregate intrinsic value of approximately $9.9 million, and a weighted-average remaining contractual term of 6.78 years.

None of the options or SARs outstanding at March 31, 2012 or 2011, respectively, had cash-settlement features.

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

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
Shares used in the calculation of Basic earnings per share	13,162,824	12,688,819
Effect of dilutive securities:
Stock options, SARs, RSAs, and shares held in escrow	927,122	1,055,891
Diluted shares used in the calculation of earnings per share	14,089,946	13,744,710

In connection with the acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”) on December 30, 2009, the Company issued 1,981,192 shares of its common stock of which 500,000 of these shares remain in escrow at March 31, 2012. These 500,000 shares are included in the diluted potential common shares but are excluded from the basic earnings per share calculation. See Note 10 for additional information relative to this item.

Equity awards of 380,551 and 979,438 shares were outstanding for the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

7.             Inventories
Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$5,035,600	$4,091,366
Work-in-process	2,000,603	1,503,565
Finished goods	2,044,120	1,707,552
Total	$9,080,323	$7,302,483

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

Intangible assets as of March 31, 2012 and December 31, 2011 consist of the following:

		March 31, 2012			December 31, 2011
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(1,158,450)	$(2,275,506)	$13,266,044	$13,228,351	15
In-process research & development	6,698,000	(464,629)	-	6,233,371	5,955,066	Indefinite
Distributor relationships	4,700,000	(326,031)	(1,968,286)	2,405,683	2,547,842	5
Patents	1,000,000	(69,368)	(130,870)	799,762	790,555	16
Elevess trade name	1,000,000	-	(404,587)	595,413	626,749	9
Total	$30,098,000	$(2,018,478)	$(4,779,249)	$23,300,273	$23,148,563

The aggregate amortization expense related to intangible assets was $516,278 and $537,040 for the three months ended March 31, 2012 and 2011, respectively.

Changes in the carrying value of goodwill for the three months ended March 31, 2012 were as follows:

Balance at December 31, 2011	$8,883,407
Effect of foreign currency adjustments	266,866
Balance at March 31, 2012	$9,150,273

9.             Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
Payroll and benefits	$1,783,448	$2,366,412
Professional fees	483,488	793,430
Research grants	1,019,284	989,556
Other	1,011,167	1,172,196
Total	$4,297,387	$5,321,594

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

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with Depuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigaton.

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

11.          Long-term Debt

On January 31, 2008, the Company entered into an unsecured Credit Agreement with Bank of America. As of March 31, 2012, the Company had an outstanding debt balance of $10,800,000, at an interest rate of 1.72%. The interest payable on our debt is determined, at the Company’s option, based on LIBOR plus 1.25%, or the lender’s prime rate.

ASC 825, Financial Instruments, requires disclosure about the fair value of financial instruments in interim as well as in annual financial statements. The carrying value of our debt instrument was $10,800,000 and $11,200,000 at March 31, 2012 and December 31, 2011, respectively, of which $1,600,000 was recorded as current at each date. The estimated fair value of our debt, which is a Level 2 instrument for fair value measurement purposes, approximated book value at March 31, 2012 and December 31, 2011, respectively.

12.          Income Taxes

Income tax expense was $1,099,738 and $191,346 for the three months ended March 31, 2012 and 2011, respectively. The effective tax rates were 36.5% and 37.1% for the three months ended March 31, 2012 and 2011, respectively.

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2008 through 2011 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state purposes. The 2009 through 2011 tax years remain subject to examination by the appropriate governmental authorities in Italy.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss  carryforward, research and development (“R&D”) tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at March 31, 2012 or December 31, 2011, respectively.

13.          Related Party

In connection with our acquisition of Anika S.r.l. on December 30, 2009, Fidia Farmaceutici S.p.A. (“Fidia”) acquired ownership of 1,981,192 shares of the Company's common stock, of which 500,000 shares remain in escrow at March 31, 2012. As of March 31, 2012, Fidia owns approximately 14.4% of the outstanding shares of the Company.

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

Historically, Anika S.r.l. has relied on Fidia, its former parent company, for several functional activities. In connection with the purchase of Anika S.r.l., the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement. At March 31, 2012, Anika S.r.l. had a payable due to Fidia for past products and services of approximately $1.0 million.

14.          Segment and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying unaudited condensed consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2012	2011
Orthobiologics	$10,116,845	$8,036,298
Dermal	501,315	589,153
Ophthalmic	1,323,994	897,808
Surgical	983,628	1,113,728
Veterinary	687,546	423,172
	$13,613,328	$11,060,159

Product revenue by geographic location in total and as a percentage of total product revenue, for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012		2011
		Percentage of		Percentage of
Geographic Location:	Revenue	Revenue	Revenue	Revenue
United States	$10,390,045	76%	$8,343,114	76%
Europe	2,155,729	16%	2,033,198	18%
Other	1,067,554	8%	683,847	6%
Total	$13,613,328	100%	$11,060,159	100%

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

●
The timing of and/or receipt of the Food and Drug Administration, foreign or other regulatory approvals, clearances, and/or reimbursement approvals of current, new or potential products, and any limitations on such approvals;

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

●
Our and Bausch & Lomb’s performance under the non-exclusive supply agreement for AMVISC® and AMVISC® Plus ophthalmic viscoelastic products, and our expectations regarding revenue generated from ophthalmic products;

●	Our ability to commercialize AnikaVisc and AnikaVisc Plus, and our expectations regarding such commercialization and the potential revenue generated thereby;

●	Our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distribution and revenue growth;

●	Our intention to increase market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

●	Our expectations regarding next generation osteoarthritis/joint health product developments, clinical trials, regulatory approvals and commercial launches;

●	Our expectations regarding revenue from sales of HYVISC®;

●	Our ability to identify a new distribution partner for HYDRELLE™ in the United States and the impact this may have on future sales of this product;

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

●	Our expectations regarding the commencement of a clinical trial for CINGAL™, including the expense associated therewith, and our ability to obtain regulatory approvals for CINGAL;

●	Our expectation for changes in operating expenses, including research and development and selling, general and administrative expenses;

●	The rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy of such cash;

●	Our expectation for capital expenditures spending and future amounts of interest income and expense;

●	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

●
Our expectations regarding the transfer of manufacturing and shipping of Anika products from our Woburn, MA manufacturing facility to our Bedford, MA facility (the “Bedford Facility”); and our ability to complete FDA licensure for the facility; and our expectation regarding the impact of the Bedford Facility on our business and the amount of the annual depreciation expense associated therewith;

●	Our ability to remain in compliance with debt covenants;

●	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

●	Our abilities to successfully manage Anika Therapeutics S.r.l.’s (“Anika S.r.l.”), operations from one with losses, into a company generating profits;

●	Our abilities to effectively prioritize the many research and development projects underway;

●
Our ability to obtain U.S. approval for the orthopedic and other product franchises of Anika S.r.l., including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue;

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

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

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

  In October 2011, we received additional orders from Bausch & Lomb (“B&L”) for ophthalmic products to be delivered in the first half of 2012.  Effective January 1, 2012, the parties agreed to a new three year contract for Anika to continue to supply these products to B&L as a second supplier with additional committed volumes for 2012, and reduced annual commitments in 2013 and 2014. Currently we can only produce this product in our Woburn facility, and we expect to continue to occupy our Woburn facility until June 2012 in order to satisfy these commitments. During the first quarter of 2012, we received all FDA approvals required to manufacture our aseptic products in our Bedford facility, except for AmVisc and AmVisc Plus. We are currently working with B&L to obtain FDA approval for these products to be manufactured in our Bedford Facility, and expect to receive approval by the third quarter of 2012.

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

During the first quarter of 2012, the Company entered into an agreement with a new distributor for Anika S.r.l.’s products in the Italian market, which consist of orthopedic and advanced wound care products.  The transition to a new distributor resulted in a decline in Italian revenue during the first quarter of 2012 compared to the prior year.  A significant portion of the Company’s accounts receivable arising from product sales within Italy by Anika S.r.l. are due from public hospitals and other government-funded healthcare agencies. As of March 31, 2012, the Company’s accounts receivable from all Italian customers totaled approximately $3.2 million of which public hospital and agency receivables were approximately $2.4 million.

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview (Item 7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a description of each of the above therapeutic areas, including the individual products.

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

With the acquisition of Anika S.r.l., we have enhanced both our research and development capabilities and our pipeline of candidate products. Anika S.r.l. has research and development programs for new products including Hyalobone, a bone tissue filler; Hyalospine, an adhesion prevention gel for use after spinal surgery; and Hyalograft C Autograft (“HCA”) for cartilage regeneration.  The Company currently plans to commence a multi-country, multi-year clinical trial for HCA in September 2012.

Hyalograft C Autograft is classified as an advanced therapy medicinal product under the current European Union regulations, which require a centralized marketing authorization by the European Medicines Agency. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received Conformité Européenne (“CE”) Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., we filed the final module of our MONOVISC PMA containing the clinical data in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter, which is the FDA's mechanism for informing companies of deficiencies. We submitted additional data and analyses throughout 2010, and have been informed by the FDA that deficiencies remain. Acting on an option presented by the FDA to resolve the remaining open issues, Anika requested a review by the Orthopedic Advisory Panel. The FDA has denied our request for an Orthopedic Advisory Panel review of the product, and we are now moving to the next level in the appeal process structure of the FDA with a meeting for an objective review of the scientific and clinical data pending. We continue to believe in MONOVISC and the strength of our data, and that MONOVISC should receive FDA approval. Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule to provide broad pain relief for a longer period of time. We filed a CE Mark application in the European Union for CINGAL in November 2011.

Contracts

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Anika has been a contract manufacturer for B&L for over 20 years. Anika’s Supply Agreement with B&L expired on December 31, 2010. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, formerly affiliated low-cost supplier to B&L. Effective January 1, 2012, the parties agreed to a new three year contract for Anika to continue to supply these products to B&L as a second supplier with committed annual volumes in 2012, and a lower committed volume for 2013 and 2014. B&L accounted for approximately 16%, or $9.8 million, of our product revenue for the year ended December 31, 2011, but is expected to be moderately lower in 2012 under the new contract.

Litigation and Other Legal Matters

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with Depuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigaton.

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

Results of Operations

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2012	2011	Inc/(Dec)	Inc/(Dec)
Product revenue	$13,613,328	$11,060,159	$2,553,169	23%
Licensing, milestone and contract revenue	747,332	677,520	69,812	10%
Total revenue	14,360,660	11,737,679	2,622,981	22%

Operating expenses:
Cost of product revenue	6,413,481	5,604,562	808,919	14%
Research & development	1,533,103	1,532,664	439	NM
Selling, general & administrative	3,351,016	4,043,774	(692,758)	-17%
Total operating expenses	11,297,600	11,181,000	116,600	1%
Income from operations	3,063,060	556,679	2,506,381	450%
Interest income (expense), net	(51,203)	(40,921)	(10,282)	25%
Income before income taxes	3,011,857	515,758	2,496,099	484%
Provision for income taxes	1,099,738	191,346	908,392	475%
Net income	$1,912,119	$324,412	$1,587,707	489%
Product gross margin	7,199,847	5,455,597	1,744,250	32%
Product gross margin	53%	49%

Product Revenue

Product revenue for the quarter ended March 31, 2012 was $13,613,328, an increase of 23%, compared to $11,060,159 for the quarter ended March 31, 2011. The first quarter increase was primarily driven by another strong quarter for our orthobiologics franchise, as well as strong performances for the quarter in our ophthalmic and veterinary franchises.  Product revenue for the first quarter of 2011 was adversely impacted by an equipment problem at the Company’s Woburn, MA facility that caused $1.4 million of product scheduled to be shipped in late March 2011 to be delayed into the second quarter of 2011.  Aproximately $1,167,000 of the delay was ophthalmic products, with the balance of the decline in joint health products.  The problem also resulted in the loss of in-process product, further reducing gross margins for the quarter ended March 31, 2011.

The following table presents product revenue by group for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Orthobiologics	$10,116,845	$8,036,298	$2,080,547	26%
Dermal	501,315	589,153	(87,838)	-15%
Ophthalmic	1,323,994	897,808	426,186	47%
Surgical	983,628	1,113,728	(130,100)	-12%
Veterinary	687,546	423,172	264,374	62%
	$13,613,328	$11,060,159	$2,553,169	23%

Orthobiologics

The orthobiologics group consists of our joint health and orthopedic products. Overall, sales increased 26% for the three months ended March 31, 2012, as compared to the same period in 2011. The increases were led by our joint health products ORTHOVISC and MONOVISC, the latter of which is currently only available outside the U.S. Revenue from joint health products increased 29% during the three months ended March 31, 2012, as compared to the same periods in 2011. Our U.S. joint health product revenue for the three months ended March 31, 2012 increased 27% as compared to the same period in 2011. This increase reflects DePuy Mitek’s continued market penetration efforts in the U.S. for ORTHOVISC. The improvement in international joint health product revenue was primarily due to increased sales in Europe.

International orthobiologics product revenue increased 23%, as compared to the same period in 2011, led by ORTHOVISC and MONOVISC, and despite a decrease in Anika S.r.l.’s orthopedic sales due to weakness in certain European economies, and reduced sales in Italy during our transition to a new distributor. We expect joint health product revenue to increase in 2012 as compared to 2011, both domestically and internationally.

Dermal

Our dermal products consist of advanced wound care products and aesthetic dermal fillers. Overall, dermal product sales decreased 15% for the quarter to $501,315, primarily due to lower sales in Italy and the U.S. for its advanced wound care products. Anika’s advanced wound care products treat skin wounds ranging from burns to diabetic ulcers. Leading products include Hyalograft 3D, Hyalofill and Hyalomatrix.  Aesthetic dermatology revenue was $201,698 for the three months ended March 31, 2012, as compared to $15,228 for the same period in 2011, primarily due to sales to our Korean distributor. The aesthetics’ market is crowded with many products, and our sales expectations in this area are modest for 2012.

Ophthalmic

 Our ophthalmic business consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic product sales increased 47% to $1,323,994 for the three months ended March 31, 2012, as compared to the same period in 2011. The increase during the first quarter was primarily attributable to increased sales to B&L. As previously disclosed, we expect ophthalmic revenue to be slightly lower in 2012 compared to 2011 as B&L continues its transition to a formerly affiliated alternative supplier.

Surgical

Our surgical group consists of products used to prevent post-surgical adhesions in abdominal, spinal, and ear, nose and throat (“ENT”) disorders. Sales of our surgical products decreased 12% to $983,628 for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to order timing in the ENT area. Our anti-adhesion products include Hyalobarrier and INCERT.  Hyalobarrier had increased sales in both Europe and Korea compared to the same period last year. Sales of our ENT product sold through our worldwide partner, Medtronic, decreased 57% for the three month ended March 31, 2012, as compared to the same period in the prior year, primarily due to order timing, which we expect to recover in future quarters.

Veterinary

Veterinary revenue from HYVISC increased 62% to $687,546 for the three months ended March 31, 2012. The increase for the three month period was primarily due to order timing by our distribution partner, Boehringer Ingelheim Vetmedica. We expect overall HYVISC revenue for 2012 to be at a comparable level to 2011’s revenue for this product.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three months ended March 31, 2012 was $747,332 as compared to $677,520 during the same period in 2011.  Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the U.S. distribution agreement with Depuy Mitek received in 2004. These amounts are being recognized in income over the ten-year expected life of the agreement, or $2,700,000 per year.  In December 2011, the Company also entered into a fifteen-year licensing and supply agreement with DePuy Mitek to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which will be recognized ratably over the fifteen year term of the agreement.

Product gross profit and margin

Product gross profit for the three months ended March 31, 2012 and 2011 was $7,199,847 and $5,455,597, or 53% and 49% of product revenue, respectively. The increase in product gross profit and margin for the quarter as compared to the same quarter in the previous year was primarily due to a more favorable product mix, as well as the impact of an equipment problem in late March 2011 at the Company’s Woburn facility that resulted in a loss of a batch of in-process product. In connection with the equipment problem, the Company wrote-down its inventory by approximately $450,000 in the first quarter of 2011.

The Company plans to transfer a significant portion of the Anika S.r.l. product manufacturing to its location in Bedford, MA over the next two years, starting with the ACP gel products in the second half of 2012. This is expected to have a favorable impact on gross margin.  Looking forward, we expect gross margin in the U.S. to remain under pressure from government healthcare cost control initiatives. During the first quarter of 2012, we received all FDA approvals required to manufacture our aseptic products in our Bedford Facility, except for AmVisc and AmVisc Plus. We are currently working with B&L to obtain FDA approval for these products, and expect to receive approval by the third quarter of 2012. Commencing with these FDA approvals to manufacture U.S. products in our Bedford Facility, we expect annual depreciation expense to increase approximately $1.5 million.

Research and development

Research and development expenses for the three months ended March 31, 2012 and 2011 were $1,533,103 and $1,532,664, respectively, or 11% and 13% of total revenue, and reflect a relatively low level of clinical study spending. Spending is expected to increase in future quarters with increased expenditures planned on clinical trials for Hyalograft C and CINGAL, as well as spending on further development of Anika’s pipeline of new products and new products expected to be developed based on our technology assets.

 Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 and 2011 were $3,351,016 and $4,043,774, respectively, or 23% and 34% of total revenue. This represents a decrease of 17% for the quarter as compared to the same quarter in the prior year. The decrease in expense for the quarter was primarily due to placing in service the remainder of the Bedford manufacturing facility. Prior to this quarter, the previously unoccupied space was expensed to SG&A. We expect general and administrative expenses to show decreases in 2012 compared to the prior year’s quarter, and grow modestly in future years.

Interest income (expense), net

Net interest expense was $51,203 and $40,921 for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense for the quarter is due to a higher interest rate in 2012 as compared to 2011.

Income taxes

Provisions for income taxes were $1,099,738 and $191,346 for the three months ended March 31, 2012 and 2011, respectively, based on effective tax rates of 36.5 % and 37.1%, respectively. The decrease in the effective tax rate for 2012 compared to 2011 is due to the improved results for 2012 expected at our Italian subsidiary as compared to the prior year.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2008 through 2011 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2009 through 2011 tax years remain subject to examination by the appropriate governmental authorities for Italy.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward, R&D tax credit carryforward, and its investment tax credit carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at March 31, 2012 or December 31, 2011, respectively.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Historically, we funded our cash requirements from operations, available cash and investments on hand, and debt. Cash and cash equivalents totaled approximately $34.0 million and $35.8 million at March 31, 2012 and December 31, 2011, respectively. Working capital totaled approximately $51.1 million at March 31, 2012 and $49.6 million at December 31, 2011, respectively. The Company believes it has adequate financial resources to support its business for the foreseeable future.

Cash used by operating activities was $1,689,649 for the three months ended March 31, 2012 as compared to cash provided by operating activites of $1,285,947 for the same period in the prior year. This decrease in cash provided by operations was due primarily to an increase in net working capital requirements as compared to the same period in 2011 related to higher accounts receivable, due to the timing of sales during the quarter, plus a build-up in our inventories related to the Woburn facility closure.

Cash used in investing activities was $224,059 for the three months ended March 31, 2012 as compared to $76,570 for the same period in 2011. The increase is due to planned capital projects associated with maintaining our Bedford facility. We expect overall capital spending during 2012 to be higher than in 2011 due to the completion of the capital maintenance projects combined with the planned transfer of manufacturing activities for certain Anika S.r.l. products from Italy to our Bedford facility.

Cash provided by financing activities was $108,732 for the three months ended March 31, 2012 as compared to cash used by financing activities of $371,055 for the same period ended 2011. The increase in cash provided is attributable to an increase in funds due to employee stock option exercises, combined with their associated income tax benefits received during the first three months of 2012 as compared to the same period in the prior year.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2012, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 3 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Contractual Obligations and Other Commercial Commitments

We have made significant capital investments related to the build-out and validation of our facility in Bedford, Massachusetts. This capital project has been financed with cash on hand and the proceeds of a $16,000,000 unsecured Credit Agreement with Bank of America entered into on January 31, 2008. This term loan has quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015. We commenced making quarterly principal payments on March 31, 2009. Total debt outstanding was $10,800,000 as of March 31, 2012. Interest is payable at a rate based upon (at the Company’s election) either Bank of America’s prime rate or LIBOR plus 125 basis points.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments, and ASC 815, Derivatives and Hedging. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the three months ended March 31, 2012. The impact of exchange rates related to the consolidation of the balance sheet amounts for our Anika S.r.l. subsidiary resulted in a favorable currency translation adjustment of $756,461 during the first three months of 2012.

Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations. As of March 31, 2012, we were subject to interest rate risk on $10.8 million of variable rate debt. The interest payable on our debt is determined, at the Company's option, based on LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of March 31, 2012, we would have a decrease in future annual cash flow of approximately $100,000 for every 1% increase in the interest rate over the next twelve month period.

ITEM 4.   CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the first three months of fiscal year 2012 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation (“Genzyme”) filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company's manufacture and sale of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplemental complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with Depuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigaton.

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

ITEM 1A.       RISK FACTORS

To our knowledge, there have been no material changes to the risk factors described in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101§
The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 4, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

i.     Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011
ii.    Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2012 and
        March 31, 2011 (Unaudited)
iii.   Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)
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

ANIKA THERAPEUTICS, INC.

May 4, 2012	By:	/s/ KEVIN W. QUINLAN
Kevin W. Quinlan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)