Form 10-K
period 2012-12-31
ANIKA THERAPEUTICS INC
filed 2013-03-14
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant as of June 30, 2012, the last day of the Registrant’s most recently completed second fiscal quarter, was $187,079,886 based on the close price per share of Common Stock of $13.59 as of such date as reported on the NASDAQ Global Select Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. At March 8, 2013, there were issued and outstanding 13,919,215 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2012

This Annual Report on Form 10-K, including the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	Our future sales and product revenue, including geographic expansions, possible retroactive price adjustments, and expectations of unit volumes or other offsets to price reductions;

•	Our manufacturing capacity and efficiency gains and work-in-process manufacturing operations;

•	The timing, scope and rate of patient enrollment for clinical trials;

•	The development of possible line extensions and new products;

•	Our ability to achieve and/or maintain compliance with laws and regulations;

•
The timing of and/or receipt of Food and Drug Administration (“FDA”), foreign or other regulatory approvals, clearances, and/or reimbursement approvals of current, new or potential products, and any limitations on such approvals;

•	Our intention to seek patent protection for our products and processes, and protect our intellectual property;

•	Our ability to effectively compete against current and future competitors;

•
Negotiations with potential and existing partners, including our performance under any of our existing and future distribution, license or supply agreements or our expectations with respect to sales and sales threshold milestones pursuant to such agreements;

•	The level of our revenue or sales in particular geographic areas and/or for particular products, and the market share for any of our products;

•	Our current strategy, including our Corporate objectives, research and development activities and collaboration activities;

•
Our and Bausch & Lomb’s performance under the non-exclusive, three-year contract for the supply of AMVISC® and AMVISC® Plus ophthalmic viscoelastic products, and our expectations regarding revenue from ophthalmic products;

•	Our ability to commercialize AnikaVisc and AnikaVisc Plus and our expectations regarding such commercialization and the potential profits generated thereby;

•	Our expectations regarding our joint health products, including expectations regarding new products, expanded uses of existing products, new distribution partnerships and revenue growth;

•	Our intention to increase our market share for joint health products in international and domestic markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•	Our expectations regarding next generation osteoarthritis/joint health product development, clinical trials, regulatory approvals and commercial launches;

•	Our expectations regarding HYVISC sales;

•	Our ability to identify a new distribution partner for HYDRELLE™ in the United States and the impact this may have on future sales of this product;

•
Our ability to license our aesthetics product to new distribution partners outside of the United States; our ability, and the ability of our distribution partners, to market our aesthetic dermatology product; and our expectations regarding the distribution and sales of our ELEVESSTM product and the timing thereof;

•	Our expectations regarding aesthetics product line extensions;

•	Our expectations regarding product gross margin;

•
Our expectations regarding obtaining FDA marketing approval for MONOVISCTM in the U.S., including our submission of a PMA amendment in connection with recent discussions with the FDA following their rejection of our appeal of the non-approvable letter;

•	Our expectations regarding the commencement of a clinical trial for CINGALTM and our ability to obtain regulatory approvals for CINGAL;

•	Our expectation for increases in operating expenses, including research and development and selling, general and administrative expenses;

•	The rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy and usage of such cash;

•	Our expectation for capital expenditures spending and future amounts of interest income and expense;

•	Our ability to continue streamlining operations and improving our manufacturing capabilities;

•	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•	Our ability to remain in compliance with debt covenants;

•	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

•	Our abilities to successfully complete the restructuring of Anika Therapeutics S.r.l. (“Anika S.r.l.”), and manage its operation from one with losses, into a company generating profits;

•
Our ability to obtain U.S. approval for the orthopedic and other products of Anika S.r.l., including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue;

•	Our ability to satisfactorily resolve the dispute with Fidia Farmaceutici S.p.A regarding the Merogel Injectable product; and

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

In December 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards established by the European Medicines Agency (“EMA”) for Advanced Therapy Medicinal Products (“ATMP”) (cell based) products that are effective January 1, 2013. The Company adopted a restructuring plan which includes a reduction-in-force of 12 people and provides for severance payments, disposals of related supplies, equipment, and other assets. The plan is expected to be substantially completed within the first six months of 2013. It is intended to improve the efficiency and financial performance of the Company's Italian operations by reducing costs and focusing on products and technology with strong commercial potential. In connection with the plan, the Company recorded a fourth quarter 2012 pre-tax charge of approximately $2.5 million, including $1.3 million for severance, various expenses, and write-offs of supplies and equipment, and a $1.2 million non-cash charge in connection with the abandonment of the Hyalograft C Autograft in-process R&D project. The cost reductions in employee wages and rent expense related to this closure are expected to result in annualized savings of approximately $0.5 million.

Anika’s proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to therapeutic use. Our patented technology chemically modifies the HA to allow for longer residence time in the body. We offer therapeutic products from these aforementioned technologies in the following areas:

	Anika	Anika S.r.l.
Orthobiologics	X	X
Dermal Advanced wound care Aesthetic dermatology	X	X
Surgical Anti-adhesion Ear, nose and throat care (“ENT”)	X	X X
Ophthalmic	X
Veterinary	X

The following sections provide more specific information on our products and related activities:

Orthobiologics

Our orthobiologics products consist of joint health and orthopedic products. These products are used in a wide range of treatments from providing relief from the pain of osteoarthritis, to regenerating damaged tissue such as cartilage.  Osteoarthritis is a debilitating disease causing pain, swelling and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis before joint replacement surgery include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs and steroid injections.

Our joint health products include ORTHOVISC®, ORTHOVISC® mini, and MONOVISCTM. ORTHOVISC is available in the U.S., Canada, Europe and other international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe, and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in Turkey and Canada. ORTHOVISC mini and MONOVISC are our two most recent joint health products which became available in certain international markets during the second quarter of 2008.

In the U.S., ORTHOVISC is indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. It is a sterile, clear, viscoelastic solution of hyaluronan dissolved in physiological saline, and dispensed in a single-use syringe. A complex sugar of the glycosaminoglycan family, hyaluronan is a high molecular weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetyl glucosamine. ORTHOVISC is injected into joints in a series of three intra-articular injections one week apart. ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is marketed by DePuy Mitek (“Mitek”), under the terms of a ten-year licensing, distribution, supply and marketing agreement which was entered into in December 2003 (the “JNJ Agreement”).  In November 2012, the JNJ Agreement was extended for an additional 5 years under the existing terms. Outside of the U.S., we have a number of distribution relationships servicing international markets including Canada, Europe, the Middle East, Latin America, and Asia. We will continue to seek to establish distribution relationships in other regions. See the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview” and “Risk Factors.”

In addition to the three viscosupplementation products discussed above, we also offer several additional products used in connection with orthopedic regenerative medicine. These products are based on the HYAFF technology and are currently available in Europe and some other countries.  They include Hyalofast®, a biodegradable support for human bone marrow mesenchymal stem cells which is used in connection with soft tissue regeneration; Hyalonect®, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer Hyaloglide®, an ACP gel used in tenolysis treatment, but with potential for use in flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis with additional clinical data. These products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea.

The Company is seeking U.S. approval of a number of these products, as we believe we have the opportunity to expand sales of these products in the U.S. In this regard, we previously submitted 510(k) applications at a time of significant change and uncertainty within the FDA regarding the 510(k) approval process. We have now selected two of these products, Hyalofast and Hyalonect, and have defined a pathway to complete the approval. The remaining work involves generating additional data for the 510(k) applications. We expect submissions with the new data towards the end of this year. There can be no assurance that clearance will be obtained for any of these Anika S.r.l. products. See also Item 1A. “Risk Factors.”

Dermal

Our dermal products consist of advanced wound care products based on the HYAFF technology, and aesthetic dermal fillers based on the BCDI technology. Our HYAFF technology offers over five products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies and scaffolds used in connection with skin substitutes. Leading products include Hyalomatrix and Hyalofill, for treatment of complex wounds such as burns and ulcers, and Hyalograft 3D and Laserskin scaffolds, for use in connection with the regeneration of skin. The dermal products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Several of the products are also approved for sale in the United States including Hyalomatrix and Hyalofill.  In 2012, the Company entered into a distribution agreement for sales of advanced wound care products in nine South American countries, including Argentina, Brazil, Mexico, Chile, and others.

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

Anika S.r.l. offers several products used in connection with the treatment of ENT disorders. The lead products are Merogel, a woven fleece nasal packing, and Merogel Injectable, a thick, viscous hydrogel composed of cross-linked hyaluronic acid—a biocompatible agent that creates a moist wound-healing environment. Anika S.r.l. has partnered with Medtronic for worldwide distribution of these products.

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

B&L accounted for 11% of product revenue for the year ended 2012, and product revenue is expected to be significantly lower in 2013 under the new contract. Operating margins under the 2004 B&L Agreement were low and will remain at a similar level under the new contract. See also Item 1A. “Risk Factors.”

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

Research and Development of Potential Products

Anika’s research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities relative to our existing and new products. Our development focus includes products for tissue protection, healing and repair. For the years ended December 31, 2012, 2011 and 2010, these expenses were $5.4 million, $6.2 million, and $6.9 million, respectively. We anticipate that our research and development efforts, including clinical trials, will increase significantly in the near future.

Two key products under development or regulatory review include MONOVISC for U.S. marketing approval and CINGAL. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received Conformité Européenne (“CE”) Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., we filed the final module of our MONOVISC PMA containing the clinical data in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter. In December 2012, the FDA upheld its non-approvable decision following our appeal. Subsequent to that decision, in January 2013, the Company submitted a new PMA amendment which is under review by the FDA. The Company continues to discuss pathways for MONOVISC approval with the FDA.

Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief for a longer period of time. We have completed the formulation and biocompatibility studies of the product.  We expect to commence a clinical trial during the first half of 2013 to obtain the needed clinical data for a CE Mark submission and approval.

The technologies obtained through our acquisition of Anika S.r.l. have enhanced our research and development capabilities, and our pipeline of candidate products. Anika S.r.l. has research and development programs for new products including Hyalofast, an innovative, biodegradable support for human bone marrow mesenchymal stem cells used in connection with soft tissue regeneration; Hyalospine, an adhesion prevention gel for use after spinal surgery; Hyalobone, a bone tissue filler; and Hemostatic Patch, a resorbable hemostatic pad for bleeding control and hemostasis promotion in various surgical procedures. Our research and development efforts may not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We may not be able to obtain regulatory approval for any new applications we develop. Furthermore, even if all regulatory approvals are obtained, there can be no assurances that we will achieve meaningful sales of such products or applications. See Item 1A. “Risk Factors.”

Patent and Proprietary Rights

Our products and trademarks, including our Company name, product names and logos, are proprietary. We rely on a combination of patent protection, trade secrets and trademark laws, license agreements, confidentiality and other contractual provisions to protect our proprietary information.

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. Our issued patents have expiration dates through 2028. Anika co-owns certain U.S. patents and a patent application with claims relating to the chemical modification of HA and certain adhesion prevention uses and certain drug delivery uses of HA. Anika also solely owns patents covering composition of matter and certain manufacturing processes. Anika S.r.l.’s issued patents have expiration dates through 2028. The Anika S.r.l. patent estate is extensive and partly intertwined with its former parent company, Fidia Farmaceutici S.p.A, through a cross-licensing agreement which provides both companies with access to each other’s patents to the extent required to support their own products. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate relative to the potential benefits. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

In 2012 we were granted 4 new patents in the U.S. and in Europe.  They include a CINGAL patent for the U.S., a Hyalospine patent in Europe, and 2 additional U.S. patents related to our aesthetic products.

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

The Mitek MONOVISC Agreement has an initial term of fifteen years, unless earlier terminated pursuant to any one of several early termination rights of each party, and provides for Anika to be the exclusive supplier to Mitek of MONOVISC.

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

Our subsidiary, Anika S.r.l., has three advanced wound care products approved in the U.S. as Class II devices through premarket notification (510(k)): Hyalomatrix, Hyalofill-R, and Hyalofill-F. All of Anika S.r.l.’s ENT products are 510(k) cleared by Medtronic as Class II devices. The FDA’s 510(k) clearance process is under review and changes to the process may have an impact on current or future product approvals. Three of our products were submitted for 510(k) clearance in 2010:  Hyaloglide, Hyalofast and Hyalonect. The FDA has requested additional data to complete the reviews. The Company is unable to predict the timing of receipt of these clearances. There is no guarantee that the clearance process for these products will be successful or that additional data will not be required to support clearance.

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

The CE mark, achieved in 1996, allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. ORTHOVISC mini, a treatment for osteoarthritis targeting small joints, is available in Europe under CE mark authorization received in 2008. In August 2004, we received a CE Design Examination Certificate which entitled us to affix a CE mark to INCERT-S as a barrier to adhesion formation following surgery. AMVISC and AMVISC Plus are CE marked, and in May 2005, we received an CE Design Examination Certificate which entitled us to affix a CE mark to ShellGel/Optivisc as an ophthalmic viscoelastic surgical device. We also received EU CE Mark for AnikaVisc Plus in October 2011. Staarvisc, an ophthalmic viscoelastic surgical device, is licensed in Canada from May 2002. We received EU CE Mark approval for ELEVESS during the second quarter of 2007. MONOVISC, a medical device for treatment of pain associated with osteoarthritis, was approved in the EU in October 2007 and in Canada in August 2009. In addition, Anika received approval for several of its products in Latin America, Korea, Turkey, the Middle East, including the UAE and Saudi Arabia, and other international markets.

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

 Employees

As of December 31, 2012, we had 106 employees, 23 of whom are located outside the U.S. We consider our relations with our employees to be good. None of our U.S. employees are represented by labor unions, and most of the employees based in Italy are represented by unions adding complexity and additional risks to the wage and employment decision process.

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

ITEM 1A.  RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us, or statements made by our employees, contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K, and in the documents incorporated by reference into this Annual Report on Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, regulatory approvals, product and price competition, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, collection of non-U.S. accounts receivable, international expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, including research and development expenses, sales, marketing and support expenses, general and administrative expenses, restructuring charges, product gross profit, interest income, interest expense, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, taxes, tax rates, stock-based compensation, leasing and subleasing activities, acquisitions, liquidity, litigation matters, intellectual property matters, distribution channels, suppliers, stock price, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, including those elsewhere in this report, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

Two key products under development or regulatory review include MONOVISC for U.S. marketing approval and CINGAL. Our first Next Generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received Conformité Européenne (“CE”) Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., we filed the final module of our MONOVISC PMA containing the clinical data in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter. In December 2012, the FDA upheld its non-approvable decision following our appeal. Subsequent to that decision, in January 2013, the Company submitted a new PMA amendment which is under review by the FDA. The Company continues to discuss pathways for MONOVISC approval with the FDA.

Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief for a longer period of time. We have completed the formulation and biocompatibility studies of the product.  We expect to commence a clinical trial during the first half of 2013 to obtain the needed clinical data for a CE Mark submission and approval.

In 2010 the Company filed 510(k) applications with the FDA to gain market clearance for several products as we believed we had the opportunity to expand sales of the products in the U.S. The aforementioned 510(k) applications were submitted at a time of significant change and uncertainty within the FDA regarding the 510(k) approval process. We have now selected two of these products, Hyalofast and Hyalonect, and have defined a pathway to complete the approval. The remaining work involves generating additional data for the 510(k) applications. We anticipate submissions with the new data towards the end of this year. There can be no assurance that clearance will be obtained for any of these Anika S.r.l. products.

In addition, we cannot assure you that:

•	We will begin or successfully complete U.S. clinical trials for next generation products;

•	The clinical data will support the efficacy of these products;

•	We will be able to successfully complete the FDA or foreign regulatory approval or clearance process, where required;

•	Additional clinical trials will support a PMA application and/or FDA approval or other foreign regulatory approvals, where required, in a timely manner or at all; or

•	European and other regulations may not change for the marketing of cell-based products and thus impact our ability to continue commercialization of these products.

We also cannot assure you that any delay in receiving FDA approvals will not adversely affect our competitive position. Furthermore, even if we do receive FDA approval or clearance:

•	The approval or clearance may include significant limitations on the indications and other claims sought for use for which the products may be marketed;

•	The approval or clearance may include other significant conditions of approval such as post-market testing, tracking, or surveillance requirements; and

•	Meaningful sales may never be achieved.

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

The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming, and subject to unanticipated delays. We cannot assure you that approvals or clearances of our products will be granted or that we will have the necessary funds to develop certain of our products. Any failure to obtain, or delay in obtaining, such approvals or clearances, could adversely affect our ability to market our products.

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

The financial markets remain uncertain and renewed turmoil in the financial markets could have a material adverse impact on our business, our ability to achieve planned results of operations and our financial condition by:

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

Several of our products do require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. There can be no assurance that we will be able to successfully complete the U.S. or international regulatory approval process for any of our products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate these products to be safe and efficacious. We completed a pivotal clinical trial on MONOVISC and submitted the data as part of our PMA filing in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter. In December 2012, the FDA upheld its non-approvable decision following our appeal. Subsequent to that decision, in January 2013, the Company submitted a new PMA amendment which is under review by the FDA. The Company continues to discuss pathways to approval with the FDA. There can be no assurance that we will be successful in obtaining FDA approval for MONOVISC.

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

Our efforts to enforce our intellectual property rights may not be successful. We rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in failure to obtain, or the loss of, patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us, and diversion of management’s attention away from our operations. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, we could be subject to significant liabilities to such third party, and we could be required to license technologies from such third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

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

The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for certain key raw materials and certain finished products, and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products. Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

Our future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. There can be no assurance that even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

•	Develop the necessary manufacturing capabilities;

•	Obtain the assistance of additional marketing partners;

•	Attract, retain and integrate required key personnel; and

•	Implement the financial, accounting and management systems needed to manage growing demand for our products.

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

We may face circumstances in the future that will result in impairment charges, including, but not limited to, goodwill impairment charges.

If the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services or a downturn in our financial performance and/or future outlook, we may be required to record an impairment charge on such assets, including goodwill.

We are required to test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. Impairment charges could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock.

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

We may be the subject of lawsuits from either an acquired company’s stockholders, an acquired company’s previous stockholders or our current stockholders, including our current dispute with Fidia regarding Merogel Injectable. These lawsuits could result from the actions of the acquisition target prior to the date of the acquisition, from the acquisition transaction itself or from actions after the acquisition. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of or the inability to renew, certain insurance coverage that would be necessary to protect our assets.

We may not satisfactorily resolve the dispute with Fidia Farmaceutici S.p.A.

We have begun an arbitration process with Fidia Farmaceutici S.p.A. to resolve a dispute related to the withdrawal of our Merogel Injectable product from the market in 2011 due to a labeling error on the product’s packaging. We cannot guarantee that this dispute will be satisfactorily resolved without an adverse effect on our business or operating results. Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Overview – Surgical” for additional information regarding this dispute.

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

We had cash and cash equivalents of approximately $44.1 million at December 31, 2012. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

•	Market acceptance of our existing and future products;

•	The success and sales of our products under various distributor agreements;

•	The successful commercialization of products in development;

•	Progress in our product development efforts;

•	The magnitude and scope of such product development efforts;

•	Any potential acquisitions of products, technologies or businesses;

•	Progress with preclinical studies, clinical trials and product approvals and clearances by the FDA and other agencies;

•	The cost and timing of our efforts to manage our manufacturing capabilities and related costs;

•	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the cost of defending any other legal proceeding;

•	Competing technological and market developments;

•	The development of strategic alliances for the marketing of certain of our products;

•	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;

•	Our abilities to meet debt covenant and repayment requirements; and

•	The cost of maintaining adequate inventory levels to meet current and future product demands.

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

On January 31, 2008, we entered into a Credit Agreement with Bank of America (the “Credit Agreement”). Under the Credit Agreement, our lender made periodic loans to us through December 31, 2008. We borrowed $16,000,000 in 2008, the maximum allowed amount under the Credit Agreement. At December 31, 2008, the borrowings were converted into a 7-year term loan. On December 30, 2009, the Credit Agreement was amended as part of the Anika S.r.l. acquisition. The Credit Agreement was entered into in order to finance the construction and validation of our Bedford facility. Construction of the new facility commenced in the spring of 2007 and was substantially completed in mid-2008. See Note 15 to our Consolidated Financial Statements for additional information relative to this debt facility.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. During the years ended December 31, 2012, 2011 and 2010, approximately, 19%, 25%, and 31%, respectively, of our product sales were to international distributors. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

•	The impact of recessions and other economic conditions in economies, including Europe in particular, outside the United States;

•	Sovereign risk associated with doing business with government financed healthcare hospitals and institutions in Italy;

•	Instability of foreign economic, political and labor conditions;

•	Unfavorable labor regulations applicable to our European operations, such as severance and the unenforceability of non-competition agreements in the European Union;

•	The impact of strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices or other collective bargaining disputes;

•	Difficulties in complying with restrictions imposed by regulatory or market requirements, tariffs or other trade barriers or by U.S. export laws;

•	Imposition of governmental controls limiting the volume of international sales;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including, if required, difficulties transferring funds generated in non-U.S. jurisdictions to the U.S. in a tax efficient manner;

•	Difficulties in protecting intellectual property;

•	Difficulties in managing international operations; and

•	Burdens of complying with a wide variety of foreign laws.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

Currency exchange rate fluctuations may have a negative impact on our reported earnings.

Approximately 8% of our business during fiscal year 2012 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. Thus, currency fluctuations among the U.S. dollar and the other currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

Our stock price has been and may remain highly volatile, and we cannot assure you that market making in our common stock will continue.

The market price of shares of our common stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by us and general market conditions may have a significant effect on the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. Our operating results in future quarters may be below the expectations of equity research analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2012, five customers accounted for approximately 82% of product revenue. We expect to continue to be dependent on a small number of large customers for the majority of our revenues. Revenue generated under our new agreement with B&L is expected to be significantly less than under the prior 2004 B&L Agreement. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have given their relative size and importance to us. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We may not fully realize the benefits of our acquisitions or strategic alliances.

We may not be able to realize the expected synergies and cost savings from the integration of acquired businesses or assets with our existing operations and technologies. In addition, the integration and/or reorganization processes for our acquisitions may be complex, costly, and time consuming and include unanticipated issues, expenses and liabilities. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges, such as write-offs or restructuring charges, impairment of goodwill or acquired IPR&D, which could adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means.

We may not fully realize the benefits of our restructuring plan.

On December 28, 2012, the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards established by the European Medicines Agency for ATMP (cell based) products that are effective January 1, 2013. The restructuring plan adopted includes a reduction-in-force of 12 people, disposals of related supplies, equipment, and other assets. We expect to substantially complete the restructuring plan within the first six months of 2013. The restructuring plan is intended to improve the efficiency and financial performance of the Company's Italian operations, by reducing costs and focusing on products and technology with strong commercial potential. There is no guarantee that the restructuring plan can be implemented successfully, in the expected timeframe, or produce the expected future savings.

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

The effects of new regulations relating to conflict minerals may adversely affect our business.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to review, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. While we currently believe our products do not include any conflict minerals, we will have to review whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The first report is due on May 31, 2014 for the 2013 calendar year.  Recently, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC and it is unclear if its implementation will be delayed.

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

We also lease, as part of the acquisition of Anika S.r.l., approximately 26,000 square feet of laboratory, warehouse and office space in Abano Terme, Italy. The lease commenced on December 30, 2009 for an initial term of six (6) years. For the year ended December 31, 2012, we had aggregate facility lease expenses of approximately $2,500,000.

ITEM 3.  LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company’s manufacture and sales of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplement complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. On May 10, 2012, Genzyme dismissed its claim of infringement of U.S. Patent No. 5,399,351 and is no longer asserting that patent against the Company. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with DePuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigation. On August 3, 2012, a jury in the United States District Court for the District of Massachusetts held U.S. Patent No. 7,931,030 invalid as obvious and not infringed in litigation between Genzyme and Seikagaku Corporation, Zimmer Holdings Inc., Zimmer, Inc. and Zimmer U.S., Inc. concerning the Gel-One product. On September 19, 2012, Genzyme and the Company jointly requested that the Court stay Genzyme’s lawsuit against the Company pending the full resolution of the Seikagaku/Zimmer lawsuit, including through any appeal of the judgment entered in that lawsuit. The District Court granted the motion on September 28, 2012.

In 2011, Merogel Injectable was withdrawn from the market due to a labeling error on the product’s packaging, discovered by the Company.  We settled the matter related to this dispute with Medtronic in August, 2012. This labeling error relates to conduct that initially occurred prior to our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A. and we have made claims against Fidia for indemnification for Anika’s losses related to this issue. Fidia has informed us that it does not believe that it has liability for this matter, and has asserted a counterclaim against Anika for failing to consent to the release of the remaining shares held in escrow upon the closing of the Anika S.r.l. acquisition. We have begun an arbitration process with Fidia in the London Court of International Arbitration to resolve the matter. Management has assessed Fidia’s claims and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

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

Year Ended December 31, 2012	High	Low
First Quarter	$12.95	$9.00
Second Quarter	17.70	12.50
Third Quarter	16.29	11.77
Fourth Quarter	15.52	9.13

Year Ended December 31, 2011	High	Low
First Quarter	$11.67	$6.61
Second Quarter	10.22	6.44
Third Quarter	7.36	5.36
Fourth Quarter	9.80	5.24

            At December 31, 2012, the closing price per share of our common stock was $9.94 as reported on the NASDAQ Global Select Market and there were 191 holders of record as of that date. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Performance Graph (Unaudited)

Set forth below is a graph comparing the total returns of the Company, the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  The graph assumes $100 is invested on December 31, 2007 in the Company's Common Stock and each of the indices.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Anika Therapeutics, Inc.	$100.00	$20.89	$52.44	$45.84	$67.35	$68.32
NASDAQ Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
NASDAQ Biotechnology Index	$100.00	$87.37	$101.03	$116.19	$129.91	$171.36

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2012 and 2011 and the Statement of Operations Data for each of the three years ended December 31, 2012, 2011 and 2010 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2010, 2009 and 2008, and the Statement of Operations Data for each of the two years in the period ended December 31, 2009 and 2008 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Statement of Operations Data
(In thousands, except per share data)

	Years ended December 31,
	2012	2011	2010	2009	2008
Product Revenue	$68,010	$61,956	$52,736	$37,321	$33,055
Licensing, milestone and contract revenue	3,348	2,822	2,821	2,815	2,725
Total revenue	71,358	64,778	55,557	40,136	35,780
Cost of product revenue	28,989	26,784	23,827	13,670	13,189
Product gross profit	39,021	35,172	28,909	23,651	19,866
Product gross margin	57%	57%	55%	63%	60%
Total operating expenses	51,643	50,811	48,019	34,549	31,533
Net Income	11,757	8,467	4,316	3,688	3,629
Diluted net income per common share	$ 0.82	$ 0.62	$ 0.32	$ 0.32	$ 0.32
Diluted common shares outstanding	14,345	13,748	13,647	11,562	11,461

Balance Sheet Data
(In thousands)
	Years ended December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$44,067	$35,777	$28,202	$24,427	$43,194
Working capital	62,932	49,600	36,952	33,307	46,798
Total assets	142,069	132,844	128,937	129,431	95,821
Long term obligations	9,600	11,200	12,800	14,400	16,000
Retained earnings	46,010	34,252	25,786	21,470	17,782
Stockholders' equity	108,925	94,763	85,190	82,144	60,757

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievement to differ materially from anticipated results, performance, or achievement, expressed or implied in such forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks and uncertainties at the beginning of this Annual Report on Form 10-K and under Item 1 “Business” and Item 1A “Risk Factors.” The following discussion should also be read in conjunction with the Consolidated Financial Statements of Anika Therapeutics, Inc. and the Notes thereto appearing elsewhere in this report.

Management Overview

Anika Therapeutics, Inc. (“Anika,” and together, with its subsidiaries, the “Company”) develops, manufactures and commercializes therapeutic products for tissue protection, healing, and repair. These products are based on hyaluronic acid (“HA”), a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells. Together with our wholly-owned subsidiary, Anika S.r.l., the Company offers therapeutic products in the following areas:

	Anika	Anika S.r.l.
Orthobiologics	X	X
Dermal Advanced wound care Aesthetic dermatology	X	X
Ophthalmic	X
Surgical Anti-adhesion Ear, nose and throat care (“ENT”)	X	X X
Veterinary	X

Orthobiologics

Anika’s orthobiologics business contributed 74% to our product revenue for the year ended December 31, 2012. Our orthobiologics products consist of joint health and orthopedic products. Joint health products include ORTHOVISC, ORTHOVISC mini, and MONOVISC. ORTHOVISC is available in the U.S., Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in Turkey and Canada. ORTHOVISC mini, and MONOVISC are our two most recent joint health products which became available in certain international markets during the second quarter of 2008.

Anika has marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 7% of product revenue for the year ended December 31, 2012.

Our strategy is to continue to add new products, to expand the indications for usage of these products, and to add additional countries to our distribution network. The joint health area has been the fastest growing area for the Company, growing from 57% of our product revenue in 2008 to approximately 74% of our product revenue in 2012. We continue to seek new distribution partnerships around the world and we expect total joint health product sales to increase in 2013 compared to 2012.

We currently offer several orthopedic products used in connection with regenerative medicine. The products currently available in Europe include Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells; Hyalonect, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer Hyaloglide, an ACP gel used in tenolysis treatment, but with additional clinical data may demonstrate potential for flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis. These products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Anika believes that the U.S. market offers excellent expansion potential to increase revenue, and this will continue to be a major focus area for the Company.

 Dermal

Our dermal products contributed 2% to our product revenue for the year ended December 31, 2012, and consist of advanced wound care products based on the HYAFF technology, and aesthetic dermal fillers. Anika S.r.l. offers over seven products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies and scaffolds used in connection with skin substitutes. Leading products include Hyalomatrix and Hyalofill, for treatment of complex wounds such as burns and ulcers, and Hyalograft 3D and Laserskin scaffolds, for use in connection with the regeneration of skin. Anika S.r.l.’s dermal products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Several of the products are also approved for sale in the United States including Hyalomatrix and Hyalofill. In 2012, the Company entered into a distribution agreement for sales of advanced wound care products in nine South American countries, including Argentina, Brazil, Mexico, Chile, and others.

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

 Ophthalmic

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the year ended December 31, 2012, sales of ophthalmic products contributed 13% of our product revenue. Anika previously manufactured the AMVISC product line for Bausch & Lomb under the terms of a supply agreement that expired on December 31, 2010 (the “2004 B&L Agreement”) for viscoelastic products used in ophthalmic surgery. Effective January 1, 2011, the parties entered into a non-exclusive, two year contract intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, low-cost supplier formerly affiliated with B&L, and we continued to supply B&L with these products during 2011. Effective January 1, 2012, the parties agreed to a new three year contract for Anika to continue to supply these products to B&L as a second supplier with committed annual volumes for 2012, with lower committed volumes in 2013 and 2014.

B&L accounted for 11% of product revenue for the year ended 2012, but is expected to be significantly lower in 2013 under the new contract. Operating margins under the 2004 B&L Agreement were low and will remain at a similar level under the new contract. See Item 1A. “Risk Factors.”

Surgical

Our surgical group consists of products used to prevent surgical adhesions, and to treat ENT disorders.  For the year ended December 31, 2012, sales of surgical products contributed 7% of our product revenue. Hyalobarrier is a clinically proven post-operative adhesion barrier for use in the abdomino–pelvic area. The product is currently commercialized in Europe, the Middle East and certain Asian countries through a distribution network, but is not approved in the U.S. INCERT, approved for sale in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product, for the prevention of spinal post-surgical adhesions. There are currently no plans at this time to distribute INCERT in the U.S. Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned “Patent and Proprietary Rights” for additional information.

 Anika S.r.l. also offers several products used in connection with the treatment of ENT disorders. The lead products are Merogel, a woven fleece nasal packing, and Merogel Injectable, a thick, viscous hydrogel composed of cross-linked hyaluronic acid, a biocompatible agent that creates a moist wound-healing environment. Anika S.r.l. is partnered with Medtronic for worldwide distribution of these products.

In 2011, Merogel Injectable was withdrawn from the market due to a labeling error, by the third-party contract manufacturer on the product’s packaging, discovered by the Company. We settled the matter related to this dispute with Medtronic in August, 2012 and began shipping the product again in December 2012. As this labeling error relates to conduct that initially occurred prior to our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A, we have made claims against Fidia for indemnification for Anika’s losses related to this issue. Fidia has informed us that it does not believe that it has liability for this matter, and has made claims against us for refusing to release the Anika shares that were put into escrow in connection with the S.r.l. acquisition. We have begun an arbitration process in the London Court of International Arbitration.

Veterinary

U.S. sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 4% to product revenue for the year ended December 31, 2012. We continue to look at other veterinary applications and opportunities to expand geographic territories.

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

Two key products under development or regulatory review include MONOVISC for U.S. marketing approval and CINGAL. Our first next generation osteoarthritis product is MONOVISC, a single-injection treatment product that uses a non-animal source HA. MONOVISC is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received Conformité Européenne (“CE”) Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008, following a small, post-marketing clinical study. In the U.S., we filed the final module of our MONOVISC PMA containing the clinical data in December 2009. We were informed that there were deficiencies in our submissions through a deficiency/non-approvable letter. In December 2012, the FDA upheld its non-approvable decision following our appeal. Subsequent to that decision, in January of 2013, the Company submitted a new PMA amendment which is under review by the FDA. The Company continues to discuss pathways to approval with the FDA.

Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule to provide broad pain relief for a long period of time. During the past year, we have integrated the research and development efforts of Anika and Anika S.r.l., and prioritized our new product development activities and expect to make progress on a clinical trial in support of CINGAL during 2013.

Business Developments

We received FDA approval to manufacture our terminally sterilized product, ELEVESS, in our Bedford facility in November 2010. In the first quarter of 2012, we received FDA approval to sell ORTHOVISC, HYVISC, and INCERT manufactured in our Bedford plant, and received approval to manufacture our ophthalmic products in the Bedford facility in the second quarter of 2012. Our Bedford facility is approved to manufacture all Anika CE marked products, as well as Anika S.r.l. CE marked ACP gel products, and Merogel Injectable for distribution in the U.S.

Restructuring Plan

On December 28, 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, established by the EMA for Advanced Therapy Medicinal Products, which are effective January 1, 2013. The restructuring plan primarily involves a workforce reduction, the disposal of related supplies and equipment, and the termination of the Hyalograft C Autograft in-process R & D project. We recorded restructuring and related impairment charges in the fourth quarter of 2012 of approximately $2.5 million. Of the total restructuring and related impairment charges, approximately $1.6 million related to the noncash disposal of assets. The remaining $0.9 million relates to cash payments anticipated to occur in 2013, primarily for employee termination costs. We expect to substantially complete the restructuring plan within the first six months of 2013. These reductions are expected to result in annualized savings of approximately $0.5 million.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2012.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the monthly average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of accumulated currency translation adjustment.

The Company recognized gains from foreign currency transactions of $200,452 during the year ended December 31, 2012, and losses from foreign currency transactions of $623,093, and $7,698 in 2011 and 2010, respectively.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value are:

●
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.  Level 1instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

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

As part of the restructuring plan we adopted during the fourth quarter of 2012, we wrote down inventory related to our tissue engineering operation and included an expense of approximately $0.1 million as a component of the overall restructuring charge. See “Restructuring Charges.”

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted Accounting Standards Update ("ASU") 2009-13, Revenue Recognition, in January 2011, which amends Accounting Standards Codification ("ASC") Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

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

 To conduct impairment tests of goodwill, the fair value of the acquired reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value for reporting units using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to: risk free rate of return on an investment, weighted average cost of capital, future revenue, operating margin, working capital and capital expenditure needs. Our annual assessment for impairment of goodwill as of November 30, 2012 indicated that the fair value of our reporting unit exceeded the carrying value of the reporting unit. Anika S.r.l. is our only acquired reporting unit and currently holds 100% of the goodwill associated with the 2009 acquisition of that company.

 To conduct impairment tests of IPR&D, the fair value of the IPR&D projects is compared to the carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair values for IPR&D projects using discounted cash flow valuation models which require the use of significant estimates and assumptions including, but not limited to:  estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. Excluding our fourth quarter 2012 restructuring and related impairment charges, our annual assessment for impairment of IPR&D indicated that the fair value of our IPR&D as of November 30, 2012 exceeded their respective carrying values.

Through December 31, 2012 there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. The fair value of the equity of the Anika S.r.l. reporting unit over its carrying value at November 30, 2012 declined from the prior year. The Company continues to monitor and evaluate the financial performance of the Anika S.r.l. business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

As part of the restructuring plan we adopted during the fourth quarter of 2012, we terminated an IPR&D project related to our tissue engineering operation and included an expense of approximately $1.2 million as a component of the overall restructuring charge. See “Restructuring Charges.”

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

As part of the restructuring plan we adopted during the fourth quarter of 2012, we disposed of long-lived assets related to our tissue engineering operation and included an impairment charge of approximately $0.3 million as a component of the overall restructuring charge. See “Restructuring Charges.”

Restructuring Charges

 Restructuring charges are primarily comprised of severance costs, activity termination costs and costs of facility closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions such as the number of employees that would be involuntarily terminated and the future costs to operate and eventually terminate the subject activity. Estimated restructuring expenses are subject to the rules of fair value accounting and may change as management executes the approved plan.

Of the $2.5 million in restructuring charges recognized during the fourth quarter of 2012, approximately $1.6 million related to the abandonment and noncash impairment of assets. The balance of the restructuring charges related to employee termination costs and other one-time costs directly related to the tissue engineering facility closure.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to indefinitely reinvest undistributed earnings of our foreign subsidiary. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and, as of December 31, 2012 and 2011, was comprised solely of cumulative translation adjustments.

Segment Information

Operating segments, as defined under U.S. GAAP, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the criteria established by ASC 280, Segment Reporting, the Company has one reportable operating segment, the results of which are disclosed in Note 13 of the accompanying Consolidated Financial Statements.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

Statement of Operations Detail
	Year Ended December 31,
	2012	2011	Inc/(Dec)	Inc/(Dec)
Product revenue	$68,010,169	$61,956,386	$6,053,783	9.8%
Licensing, milestone and contract revenue	3,348,336	2,822,249	526,087	18.6%
Total revenue	71,358,505	64,778,635	6,579,870	10.2%

Operating expenses:
Cost of product revenue	28,988,621	26,783,738	2,204,883	8.2%
Research & development	5,388,036	6,168,937	(780,901)	-12.7%
Selling, general & administrative	14,728,662	17,858,558	(3,129,896)	-17.5%
Restructuring charges	2,537,988	-	2,537,988	-
Total operating expenses	51,643,307	50,811,233	832,074	1.6%
Income from operations	19,715,198	13,967,402	5,747,796	41.2%
Interest income (expense), net	(187,777)	(182,388)	(5,389)	3.0%
Income before income taxes	19,527,421	13,785,014	5,742,407	41.7%
Provision for income taxes	7,769,961	5,318,334	2,451,627	46.1%
Net income	$11,757,460	$8,466,680	$3,290,780	38.9%
Product gross profit	$39,021,548	$35,172,648	$3,848,900	10.9%
Product gross margin	57%	57%

            Total Revenue.  Total revenue for the year ended December 31, 2012 increased by $6,579,870 to $71,358,505. The increase in total revenue was primarily due to increased Joint Health product revenue in 2012 as compared to 2011.

Product revenue by product line.  Product revenue for the year ended December 31, 2012 was $68,010,169, an increase of $6,053,783, or 10%, compared to the prior year.

	Year Ended December 31,
	2012	2011	Inc/(Dec)	Inc/(Dec)
Orthobiologics	$49,954,112	$39,858,139	$10,095,973	25%
Dermal	1,384,403	3,681,166	(2,296,763)	-62%
Ophthalmic	8,784,011	10,963,822	(2,179,811)	-20%
Surgical	5,022,456	4,976,261	46,195	1%
Veterinary	2,865,187	2,476,998	388,189	16%
	$68,010,169	$61,956,386	$6,053,783	10%

Revenue from orthobiologics increased $10,095,973, or 25%, in 2012 compared to 2011. The improvement in orthobiologics product revenue was due primarily to increases in domestic ORTHOVISC sales, offset by decreases in Anika S.r.l.’s orthopedic revenue which was down in all geographic regions. Our U.S. joint health product revenue for 2012 increased 42% compared to 2011. This increase reflects DePuy Mitek’s continued market penetration to an estimated market share of 15% in 2012 versus 14% share in 2011. International orthobiologics product revenue in 2012 decreased 21% compared to 2011. The decrease in international revenue was driven primarily by the continued economic stagnation being experienced throughout Europe. We continue to expect orthobiologics revenue will increase in 2013 compared to 2012, both domestically and internationally, as economic conditions improve.

Dermal revenue decreased $2,296,763, or 62%, in 2012 compared to 2011. The decrease was primarily due to Anika S.r.l.’s advanced wound care products revenue which totaled $976,388 in 2012, as compared to $3,311,618 in 2011, due to continued economic challenges faced in the Italian market as well as the impact of changing to a distributor-based sales model in 2012 in Italy, combined with the poor performance of Anika S.r.l.’s distributor in the U.S. territory. Aesthetic dermatology revenue was $408,015 for the year ended December 31, 2012, versus $369,548 for the prior year.

Revenue from ophthalmic products in 2012 decreased $2,179,811, or 20%, compared to revenue for these products in 2011. The decrease was primarily attributable to B&L’s plan to shift manufacturing to an alternative supplier. B&L accounted for 11% of product revenue for the year ended 2012, but is expected to be significantly lower in 2013 due to the lower minimum purchase requirements under the new three year contract. Operating margins under the expired 2004 B&L Agreement were low, and remain at a similar level under the new contract.

Sales of our surgical products increased $46,195, or 1%, as compared to 2011. This product group consists primarily of Anika S.r.l.’s Hyalobarrier anti-adhesion and ENT products. Our anti-adhesion products include INCERT and Hyalobarrier. Our leading ear, nose and throat care product is Merogel. Anika S.r.l. is partnered with Medtronic for worldwide distribution (except for Italy) of its ENT products. We expect surgical product revenue to increase moderately in 2013 compared to 2012.

Veterinary revenue increased $388,189, or 16%, in 2012 as compared to 2011. Sales of HYVISC are made to a single customer under an exclusive agreement which expires December 31, 2014. We expect HYVISC revenue to be relatively flat in 2013 compared to 2012.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the year ended December 31, 2012 was $3,348,336, compared to $2,822,249 for 2011. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the JNJ Agreement. These amounts are being recognized in income ratably over the ten-year initial term of the agreement, or $2,700,000 per year.  The year 2013 will be the last year for the recognition of these milestone payments. In November 2012, Mitek exercised its option and extended the JNJ Agreement for an additional five years through December 2018.

In December 2011, the Company entered into a fifteen-year licensing and supply agreement with DePuy Mitek, Inc. to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which is also being recognized ratably over the life of the underlying agreement of fifteen years. The Company is entitled to receive additional payments from DePuy Mitek, following FDA approval and the mutual decision to launch the product, as well as payments related to future regulatory, clinical and sales milestones.

Product gross profit and margin.  Product gross profit for the year ended December 31, 2012 was $39,021,548, or 57.4% of product revenue, compared with $35,172,648, or 56.8% of product revenue, for the year ended December 31, 2011. The increase in product gross profit was primarily due to improvements in Anika’s overall product sales mix, as compared to the prior year, with increasing sales of our higher-margin orthobiologics products as a percent of our overall product sales being the primary driver, as well as the realization of operational efficiencies from our new manufacturing facility after consolidation of sites. The positive effect of the improved product sales mix was partially offset by the negative impact of a previously disclosed temporary scale-up issue experienced as we consolidated all of our manufacturing activities into our Bedford facility from our now-closed Woburn facility. Anika S.r.l. outsources manufacturing of its medical devices to its former parent company, Fidia Farmaceutici, contributing to its current lower gross margins. The Company continues to make progress on its plan to transfer a significant portion of Anika S.r.l.’s medical device product manufacturing to our Bedford facility and successfully began manufacturing ACP gel products there during the fourth quarter of 2012. We expect this to have a favorable impact on gross margins starting in the first half of 2013. Looking forward, we expect gross margin in the U.S. to remain under pressure from government healthcare cost control initiatives.

Research and development.  Research and development (“R&D”) expenses for the year ended December 31, 2012 decreased by $780,901, or 13%, as compared to the prior year, due to the timing of the start of certain clinical trials. R&D as a percentage of revenue was 8% and 10% for the years ended 2012 and 2011, respectively. We expect research and development expenses will increase significantly in 2013 and thereafter compared to 2012 with commencement of clinical studies for CINGAL, as well as other line extension,  new product, and early-stage development projects.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2012 decreased by $3,129,896, or 18%, as compared to 2011. This decrease was primarily due to valuation gains associated with the re-measurement of euro-based assets into U.S. dollars as the Dollar weakened during 2012, as compared to 2011, combined with the placing in service the remainder of the Bedford manufacturing facility, and lower legal and professional fees, offset by exit costs associated with the closing of our Woburn facility. We expect general and administrative expenses for 2013 will increase modestly reflective of the support required to grow our business both domestically and internationally.

Restructuring charges.  On December 28, 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, established by the EMA, which are effective January 1, 2013. As a result of the plan, the Company recorded restructuring and associated impairment charges in the fourth quarter of approximately $2.5 million. Of the total restructuring and associated impairment charges, approximately $1.6 million related to the abandonment and noncash impairment of assets. The remaining $0.9 million relates to cash payments anticipated to occur in 2013, primarily for employee termination costs. We plan to substantially complete the Plan by the end of the first six months of 2013. These reductions are expected to result in annualized savings of approximately $0.5 million.

Interest income (expense), net.  Net interest expense was $187,777 for the year ended December 31, 2012, as compared to $182,388 in the same period ended 2011. The modest increase is the result of increased rates on our outstanding variable interest rate debt.

Income taxes.  Provisions for income taxes were $7,769,961 and $5,318,334 for the years ended December 31, 2012 and 2011, respectively. The increase in effective tax rate in 2012 of 1.2%, as compared to 2011, is primarily due to an increase in the federal statutory tax rate and the accompanying foreign rate differential, partially offset by increased domestic production deductions all resulting from increased domestic taxable income.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Year ended December 31,
	2012	2011
Statutory federal income tax rate	35.0%	34.0%
State tax expense, net of federal benefit	6.4%	5.7%
Permanent items, including nondeductible expenses	0.9%	0.9%
State investment tax credit	(0.2)%	(0.2)%
Federal, state and foreign research and development credits	(1.2)%	(0.4)%
Foreign rate differential	2.5%	0.9%
Domestic production deduction	(3.6)%	(2.3)%
Effective income tax rate	39.8%	38.6%

As of December 31, 2012, the Company had net operating losses (“NOL”) for federal income tax purposes in Italy of $9,144,154 with no expiration date. For Massachusetts state income tax purposes, the Company also had an investment tax credit carry-forward of $298,769 expiring through 2021.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carry-forward and its investment tax credit carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2012, and 2011, respectively.

The 2009 through 2012 tax years remain subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities for U.S. federal and state purposes. The 2009 through 2012 tax years remain subject to examination by the applicable governmental authorities in Italy.

Net income.  For the year ended December 31, 2012, net income was $11,757,460, or $0.82 per diluted share, compared to $8,466,680, or $0.62 per diluted share, for the same period last year. The primary drivers behind this increase in net income were an increase in product sales with a more favorable product mix, lower clinical spending due to timing of clinical trial efforts, and lower legal and professional fees. These items were partially offset by the fourth quarter 2012 restructuring charge and an increase in our effective tax rate.

Year ended December 31, 2011 compared to year ended December 31, 2010

Statement of Operations Detail
	Year Ended December 31,
	2011	2010	Inc/(Dec)	Inc/(Dec)
Product revenue	$61,956,386	$52,735,730	$9,220,656	17%
Licensing, milestone and contract revenue	2,822,249	2,820,864	1,385	0%
Total revenue	64,778,635	55,556,594	9,222,041	17%

Operating expenses:
Cost of product revenue	26,783,738	23,826,604	2,957,134	12%
Research & development	6,168,937	6,874,633	(705,696)	-10%
Selling, general & administrative	17,858,558	17,317,671	540,887	3%
Total operating expenses	50,811,233	48,018,908	2,792,325	6%
Income from operations	13,967,402	7,537,686	6,429,716	85%
Interest income (expense), net	(182,388)	(194,620)	12,232	-6%
Income before income taxes	13,785,014	7,343,066	6,441,948	88%
Provision for income taxes	5,318,334	3,027,071	2,291,263	76%
Net income	$8,466,680	$4,315,995	$4,150,685	96%
Product gross margin	35,172,648	28,909,126	6,263,522	22%
Product gross margin	57%	55%

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

Revenue from ophthalmic products in 2011 decreased $1,007,965, or 8%, compared to revenue for these products in 2010. The decrease was primarily attributable to B&L’s plan to shift manufacturing to an alternative supplier. B&L accounted for 16% of product revenue for the year ended 2011.

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

Product gross profit and margin.  Product gross profit for the year ended December 31, 2011 was $35,172,648, or 57% of product revenue, compared with $28,909,126, or 55% of product revenue, for the year ended December 31, 2010. The increase in product gross profit was primarily due to improvements in Anika’s overall product sales mix, as compared to the prior year, with increasing sales of our orthobiologics products as a percent of our overall product sales being the primary driver. The positive effect of the improved product sales mix was partially offset by the negative effect of the 2011 inventory write-downs and duplicate manufacturing expenditures during the transition from the Woburn facility to the Company’s Bedford facility. Anika S.r.l. only manufactured the tissue engineered products and operated at a lower volume. In 2011, Anika S.r.l. outsourced manufacturing of its medical devices to its former parent company, Fidia Farmaceutici, contributing to its lower gross margins.

The Company wrote down inventory by approximately $750,000 during 2011 related to equipment problems, in addition to other production losses, experienced in our Woburn facility.

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

During 2010, the Company concluded its audit by the IRS for its 2008 tax return, with no changes made by that authority.

Net income.  For the year ended December 31, 2011 net income was $8,466,680, or $0.62 per diluted share, compared to $4,315,995, or $0.32 per diluted share, for the same period last year. The primary drivers behind this increase in net income were an increase in product sales with a more favorable product mix, lower clinical spending, and a decrease in our effective tax rate.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which together with our available cash and investments and debt, have met our cash requirements. Cash and cash equivalents totaled $44.1 million and $35.8 million, and working capital totaled approximately $62.9 million and $49.6 million, at December 31, 2012 and December 31, 2011, respectively. The Company believes it has adequate financial resources to support its business over the next twelve months.

Cash provided by operating activities was $10,548,677, $10,173,134 and $7,853,461 for 2012, 2011, and 2010, respectively. Cash provided by operating activities increased by $375,543 in 2012 from 2011. The increase was attributable to increased profits in the current year combined with noncash restructuring charges and the effect of deferred income taxes. These were partially offset by an increase in net working capital requirements, the most significant components of which were an increase in trade receivables, due to the timing of fourth quarter sales, and an increase in inventories, due to the timing of raw material purchases.  In December 2011, the Company received a milestone payment from Depuy Mitek which favorably impacted cash from operations.

Cash used in investing activities was $1,504,707, $1,400,348 and $2,679,677 in 2012, 2011 and 2010, respectively. The increase in cash used in investing activities in 2012, as compared to the same period in the prior year, is a result of planned capital maintenance projects associated with our Bedford facility during the current year.

Cash used in financing activities was $758,854, $1,165,340, and $1,337,320 for 2012, 2011, and 2010, respectively. Cash used was primarily due to the required principal payments on long-term debt of $1.6 million in each period. Also reflected in the cash provided by financing activities for all three years were proceeds received from the exercise of stock options, including any associated tax benefits.

Concentration of Risk

A significant portion of the Company’s accounts receivable arising from product sales within Italy by Anika S.r.l. are due from public hospitals and other government-funded healthcare agencies. As of December 31, 2012, the Company’s accounts receivable from all Italian customers totaled approximately $1.2 million of which public hospital and agency receivables were approximately $0.3 million.

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

See Note 13, Revenue by Product Group, by Significant Customer and by Geographic Region; Geographic Information, in the accompanying Consolidated Financial Statements for information regarding significant customers.

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases as disclosed in the contractual obligations table below that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, jointly issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRS. The provisions of ASU 2011-04 give fair value the same meaning between U.S. GAAP and International Financial Reporting Standards, and improve consistency of disclosures relating to fair value. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment is an update of ASU 2011-08, specifically for consistency of approach in assessing impairment for Indefinite-Lived assets. With this update a company is allowed to first assess qualitative factors to determine if it is more likely than not (greater than 50%) that the fair value of its indefinite-lived assets is less than the carrying amount. This ASU is effective for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this amendment will not have a material impact on our consolidated financial position, results of operations or cash flows.

Contractual Obligations and Other Commercial Commitments

We have incurred significant capital investments related to the build-out of our new facility in Bedford, Massachusetts, as well as the Anika S.r.l. acquisition. Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

•	Market acceptance of our existing and future products;

•	The success and sales of our products under current and future distribution agreements;

•	The successful commercialization of products in development;

•	Progress in our product development efforts;

•	The magnitude and scope of such efforts;

•	Any potential acquisitions of products, technologies or businesses;

•	Progress with pre-clinical studies, clinical trials and product approvals and clearances by the FDA and other agencies;

•	The cost of maintaining adequate manufacturing capabilities;

•	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	Competing technological and market developments;

•	The development of strategic alliances for the marketing of certain of our products;

•	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;

•	The cost of maintaining adequate inventory levels to meet current and future product demands;

•	The contractual obligation to make principal and interest debt payments; and

•	The successful reorganization of Anika S.r.l.

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

The table below summarizes our non-cancelable operating leases and contractual obligations at December 31, 2012:

	Payments due by period
		Less than			More than
	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating Leases (1)	$11,265,433	$1,519,613	$2,945,320	$1,943,000	$4,857,500
Purchase Commitments	1,956,410	1,956,410	-	-	-
Long Term Debt (2)	9,998,768	1,761,663	8,237,105	-	-
Total	$23,220,611	$5,237,686	$11,182,425	$1,943,000	$4,857,500

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

(2)
On January 31, 2008, the Company entered into an unsecured Credit Agreement (the “Agreement”) with Bank of America. Pursuant to the terms of the Agreement, our lender agreed to provide the Company with an unsecured revolving credit facility through December 31, 2008 of up to a maximum principal amount at any time outstanding of $16,000,000. The Company borrowed the maximum amount as of December 31, 2008. On December 31, 2008, all outstanding revolving credit loans were converted into a term loan with quarterly principal payments of $400,000 and a final installment of $5,200,000 due on the maturity date of December 31, 2015. In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to our original loan with Bank of America. As part of this amendment, the interest rate for Eurodollar-based loans was increased and is payable at a rate based upon (at the Company’s election) Bank of America’s prime rate or LIBOR plus 125 basis points. This represented an increase from the original facility which was prime rate or LIBOR plus 75 basis points. In addition, the Company pledged to the lender sixty-five percent (65%) of the stock of Anika S.r.l. The Agreement contains customary representations and warranties of the Company, affirmative and negative covenants regarding the Company’s operations, financial covenants regarding the maintenance by the Company of a specified quick ratio and consolidated fixed charge coverage ratio, and events of default. The table includes expected principal and interest payments. For the purpose of this calculation, interest payments are based on the carrying rate of the debt at December 31, 2012, throughout the life of the obligation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments. Our investments consist of money market funds primarily invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations, and municipal bonds that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and currency exchange rate risk. We have two major supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for the two contracts on our financial statements were immaterial in 2012. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred.  Our investment portfolio of cash equivalents and long-term debt are subject to interest rate fluctuations, changes in credit quality of the issuer, or otherwise. As of December 31, 2012, the Company is subject to interest rate risk on $9.6 million of variable rate debt. The interest payable on our debt is determined based (at the Company’s election) on either an interest rate based on LIBOR plus 1.25% or the lender’s prime rate and, therefore, is affected by changes in market interest rates. Based on the outstanding debt amount as of December 31, 2012, we would have a decrease (increase) in future annual cash flow of approximately $88,000 for every 1% increase (decrease) in the interest rate.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries as of December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2013

	Anika Therapeutics, Inc. and Subsidiaries
	Consolidated Balance Sheets

	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$44,067,477	$35,777,222
Accounts receivable, net of reserves of $337,459 and $334,473 at December 31, 2012 and 2011, respectively	21,462,481	17,307,786
Inventories	8,283,472	7,302,483
Current portion deferred income taxes	2,031,583	1,918,926
Prepaid expenses and other	1,539,477	1,831,127
Total current assets	77,384,490	64,137,544
Property and equipment, at cost	52,376,013	50,850,630
Less: accumulated depreciation	(17,263,032)	(14,380,752)
	35,112,981	36,469,878
Long-term deposits and other	171,053	205,042
Intangible assets, net	20,334,636	23,148,563
Goodwill	9,065,891	8,883,407
Total Assets	$142,069,051	$132,844,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,341,838	$4,299,680
Accrued expenses	5,837,044	5,321,594
Deferred revenue	2,875,067	2,866,667
Current portion of long-term debt	1,600,000	1,600,000
Income taxes payable	1,798,669	450,482
Total current liabilities	14,452,618	14,538,423
Other long-term liabilities	1,541,124	1,548,652
Long-term deferred revenue	2,152,778	5,019,440
Deferred tax liability	6,997,397	7,375,141
Long-term debt	8,000,000	9,600,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,866,060 and 13,630,607 shares issued and outstanding at December 31, 2012 and 2011, respectively	138,659	136,305
Additional paid-in-capital	65,431,424	63,441,433
Accumulated currency translation adjustment	(2,654,630)	(3,067,181)
Retained earnings	46,009,681	34,252,221
Total stockholders’ equity	108,925,134	94,762,778
Total Liabilities and Stockholders’ Equity	$142,069,051	$132,844,434

The accompanying notes are an integral part of these consolidated financial statements.

	Anika Therapeutics, Inc. and Subsidiaries
	Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
	2012	2011	2010
Product revenue	$68,010,169	$61,956,386	$52,735,730
Licensing, milestone and contract revenue	3,348,336	2,822,249	2,820,864
Total revenue	71,358,505	64,778,635	55,556,594

Operating expenses:
Cost of product revenue	28,988,621	26,783,738	23,826,604
Research & development	5,388,036	6,168,937	6,874,633
Selling, general & administrative	14,728,662	17,858,558	17,317,671
Restructuring charges	2,537,988	-	-
Total operating expenses	51,643,307	50,811,233	48,018,908
Income from operations	19,715,198	13,967,402	7,537,686
Interest income (expense), net	(187,777)	(182,388)	(194,620)
Income before income taxes	19,527,421	13,785,014	7,343,066
Provision for income taxes	7,769,961	5,318,334	3,027,071
Net income	$11,757,460	$8,466,680	$4,315,995

Basic net income per share:
Net income	$0.89	$0.65	$0.34
Basic weighted average common shares outstanding	13,260,739	13,064,051	12,624,495
Diluted net income per share:
Net income	$0.82	$0.62	$0.32
Diluted weighted average common shares outstanding	14,344,577	13,747,813	13,646,533

Net income	$11,757,460	$8,466,680	$4,315,995
Other comprehensive income (loss)
Foreign currency translation adjustment	412,551	(519,405)	(2,547,776)
Comprehensive income	$12,170,011	$7,947,275	$1,768,219

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

					Accumulated
	Common Stock				Currency	Total
	Number of	$.01 Par	Additional Paid	Retained	Translation	Stockholders'
	Shares	Value	in Capital	Earnings	Adjustment	Equity
Balance, December 31, 2009	13,418,772	$134,188	$60,539,768	$21,469,546	$-	$82,143,502
Issuance of common stock for employee equity awards	63,612	635	196,609	-	-	197,244
Tax benefit related to stock based compensation	-	-	(21,188)	-	-	(21,188)
Stock based compensation expense	-	-	1,102,369	-	-	1,102,369
Net income	-	-	-	4,315,995		4,315,995
Other comprehensive income (loss)	-	-	-		(2,547,776)	(2,547,776)
Balance, December 31, 2010	13,482,384	134,823	61,817,558	25,785,541	(2,547,776)	85,190,146
Issuance of common stock for employee equity awards	148,223	1,482	158,988	-	-	160,470
Tax benefit related to stock based compensation	-	-	274,190	-	-	274,190
Stock based compensation expense	-	-	1,190,697	-	-	1,190,697
Net income	-	-	-	8,466,680	-	8,466,680
Other comprehensive income (loss)	-	-	-	-	(519,405)	(519,405)
Balance, December 31, 2011	13,630,607	136,305	63,441,433	34,252,221	(3,067,181)	94,762,778
Issuance of common stock for employee equity awards	235,453	2,354	386,321	-	-	388,675
Tax benefit related to stock based compensation	-	-	452,471	-	-	452,471
Stock based compensation expense	-	-	1,151,199	-	-	1,151,199
Net income	-	-	-	11,757,460	-	11,757,460
Other comprehensive income (loss)	-	-	-	-	412,551	412,551
Balance, December 31, 2012	13,866,060	$138,659	$65,431,424	$46,009,681	$(2,654,630)	$108,925,134

The accompanying notes are an integral part of these consolidated financial statements.

	Anika Therapeutics, Inc. and Subsidiaries
	Consolidated Statements of Cash Flows

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$11,757,460	$8,466,680	$4,315,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,525,247	4,002,391	3,320,352
Stock-based compensation expense	1,151,199	1,190,697	1,102,617
Deferred income taxes	(10,269)	1,989,708	1,953,946
Provision for doubtful accounts	135,353	331,528	302,723
Provision for inventory	1,310,953	1,427,862	699,057
Tax benefit from exercise of stock options	(452,471)	(274,190)	(65,434)
Non-cash restructuring and impairment charges	1,604,256	-	-
	Changes in operating assets and liabilities:
Accounts receivable	(4,271,129)	(2,998,037)	(3,716,478)
Inventories	(2,370,318)	224,714	(1,220,359)
Prepaid expenses and other current assets	200,453	947,263	445,650
Long-term deposits and other	33,995	179,939	28,239
Accounts payable	(2,879,330)	(6,594,292)	5,784,731
Accrued expenses	1,420,131	1,042,845	(2,188,082)
Deferred revenue	(2,858,262)	(213,888)	(2,751,468)
Income taxes payable	1,268,442	450,482	-
Other long-term liabilities	(17,033)	(568)	(158,028)
Net cash provided by operating activities	10,548,677	10,173,134	7,853,461

Cash flows from investing activities:
Purchase of property and equipment, net	(1,504,707)	(1,400,348)	(2,784,977)
Reduction in purchase price of acquisition	-	-	105,300
Net cash used in investing activities	(1,504,707)	(1,400,348)	(2,679,677)

Cash flows from financing activities:
Principal payments on debt	(1,600,000)	(1,600,000)	(1,600,000)
Proceeds from exercise of stock options	388,675	160,470	197,246
Tax benefit from exercise of stock options	452,471	274,190	65,434
Net cash used in financing activities	(758,854)	(1,165,340)	(1,337,320)

Exchange rate impact on cash	5,139	(32,156)	(61,522)

Increase in cash and cash equivalents	8,290,255	7,575,290	3,774,942
Cash and cash equivalents at beginning of period	35,777,222	28,201,932	24,426,990
Cash and cash equivalents at end of period	$44,067,477	$35,777,222	$28,201,932

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,496,000	$2,651,212	$360,000
Cash paid for interest	$184,881	$193,880	$222,919

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with FDA and foreign regulations and approval requirements as well as the ability to grow the Company’s business.

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

Foreign Currency Translation

The functional currency of our foreign subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the monthly average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of accumulated currency translation adjustment.

The Company recognized gains from foreign currency transactions of $200,452 during the year ended December 31, 2012, and losses from foreign currency transactions of $623,093, and $7,698 in 2011 and 2010, respectively.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value are:

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$34,264,268	$-	$-	$34,264,268

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents - money market accounts	$20,263,766	$-	$-	$20,263,766

The carrying value of our debt instrument was $9,600,000 and $11,200,000 at December 31, 2012 and 2011, respectively.  The estimated fair value of our debt instrument approximated book value at both dates using market observable inputs and interest rate measurements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $337,459 and $334,473 at December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011
Balance, beginning of the year	$334,473	$30,000
Amounts provided	138,339	306,520
Amounts written off	(135,353)	(2,047)
Balance, end of the year	$337,459	$334,473

Uncollectible trade accounts receivable written-off were $135,353, $2,047, and $301,984 in 2012, 2011, and 2010, respectively. Provisions for bad debt expense were $138,339, $306,520, and $302,723 in 2012, 2011, and 2010, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted Accounting Standards Update 2009-13, Revenue Recognition, in January 2011, which amends Accounting Standards Codification Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Cash, Cash Equivalents and Marketable Investments

We consider only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months.

At December 31, 2012 and 2011, respectively, cash equivalents were comprised of money market funds secured by U.S. Treasury obligations, which approximates fair market value. We had no marketable investments at December 31, 2012 and 2011, respectively.

Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains its cash equivalent balance with one major international financial institution.

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

 As of December 31, 2012, DePuy Mitek, Inc., Medtronic Xomed, Soylu Medikal San ve Dis Tic Ltd., Rivex Pharma, and Takeda/Nycomed/Biomeks, combined, represented 78% of the Company’s accounts receivable balance.  As of December 31, 2011, DePuy Mitek, Inc., Bausch and Lomb, Medtronic Xomed, Azienda USL Roma, and A.T. Grade, combined, represented 58% of the Company’s accounts receivable balance.

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

When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $8,283,472 and $7,302,483 as of December 31, 2012 and 2011 is stated net of inventory write-downs of $1,161,805 and $1,375,150, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over three to eight years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases which range from six months to 25 years at December 31, 2012. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Goodwill and Acquired Intangible Assets

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired In-Process Research and Development (“IPR&D”) represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to the acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value.

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

 To conduct impairment tests of goodwill, the fair value of the acquired reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value for reporting units using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to; risk free rate of return on an investment, weighted average cost of capital, future revenue, operating margin, working capital and capital expenditure needs. Our annual assessment for impairment of goodwill as of November 30, 2012 indicated that the fair value of our reporting units exceeded the carrying value of the reporting units. Anika S.r.l. is our only acquired reporting unit and currently holds 100% of the goodwill associated with the 2009 acquisition of that company.

 To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair values for IPR&D projects using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to: estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. Excluding the restructuring and related impairment charges we recognized during the fourth quarter of 2012, our annual assessment for impairment of IPR&D indicated that the fair value of our IPR&D as of November 30, 2012 exceeded their respective carrying values. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

As part of the restructuring plan we adopted during the fourth quarter of 2012, we terminated an IPR&D project related to our tissue engineering operation and included an impairment charge of approximately $1.2 million as a component of the overall restructuring charge. See “Restructuring Charges,” below, and Note 16 for additional disclosure.

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

As part of the restructuring plan we adopted during the fourth quarter of 2012, we disposed of long-lived assets related to our tissue engineering operation and included an impairment charge of approximately $0.3 million as a component of the overall restructuring charge. See “Restructuring Charges,” below, and Note 16 for additional disclosure.

Restructuring Charges

 Restructuring charges are primarily comprised of severance costs, activity termination costs and costs of facility closure. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plan is approved and the expense becomes estimable. To estimate restructuring charges, management utilizes assumptions such as the number of employees that would be involuntarily terminated and the future costs to operate and eventually terminate the subject activity. Estimated restructuring expenses are subject to the rules of fair value accounting and may change as management executes the approved plan.

Of the $2.5 million in restructuring charges recognized during the fourth quarter of 2012, approximately $1.6 million related to the abandonment and noncash impairment of assets. The balance of the restructuring charges related to employee termination costs and other one-time costs directly related to the facility closure.

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

 Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these timing differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, tax operating losses, and tax credit carry-forwards (including investment tax credits). Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance to reduce the deferred tax assets to the appropriate valuation. To the extent we establish a valuation allowance or increase or decrease this allowance in a given period, we include the related tax expense or tax benefit within the tax provision in the consolidated statement of operations in that period.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiary. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and, as of December 31, 2012 and 2011, respectively, was comprised solely of cumulative translation adjustments.

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

 Recent Accounting Pronouncements

On May 12, 2011, the FASB, together with the International Accounting Standards Board, jointly issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The provisions of ASU 2011-04 give fair value the same meaning between U.S. GAAP and International Financial Reporting Standards, and improve consistency of disclosures relating to fair value. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment is an update of ASU 2011-08, specifically for consistency of approach in assessing impairment for Indefinite-Lived assets. With this update a company is allowed to first assess qualitative factors to determine if it is more likely than not (greater than 50%) that the fair value of its indefinite-lived assets is less than the carrying amount. This ASU is effective for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this amendment will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Year ended December 31,
	2012	2011	2010
Shares used in the calculation of Basic earnings per share	13,260,739	13,064,051	12,624,495
Effect of dilutive securities: Stock options, SAR's, RSA's, and shares held in escrow	1,083,838	683,762	1,022,038
Diluted shares used in the calculation of earnings per share	14,344,577	13,747,813	13,646,533

Stock options to purchase 131,273, 1,142,840 and 1,210,970 shares for 2012, 2011 and 2010, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

At December 31, 2012, 2011 and 2010, 54,124, 59,196 and 20,630 shares of issued and outstanding unvested restricted stock, respectively, were excluded from the basic earnings per share calculation in accordance with ASC 260.

4. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$6,109,807	$4,091,366
Work-in-process	777,056	1,503,565
Finished goods	1,396,609	1,707,552
Total	$8,283,472	$7,302,483

 5. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2012	2011
Machinery and equipment	$22,863,921	$10,429,816
Furniture and fixtures	1,274,477	840,350
Leasehold improvements	28,195,345	12,421,398
Construction in progress	42,270	27,159,066
Subtotal	52,376,013	50,850,630
Less accumulated depreciation	(17,263,032)	(14,380,752)
Total	$35,112,981	$36,469,878

Depreciation expense was $2,496,749, $1,816,188 and $1,308,713 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Excluding our fourth quarter of 2012 restructuring and impairment charges, we completed our annual impairment review as of November 30, 2012 and concluded that no impairment in the carrying value exists as of that date with respect to both goodwill and IPR&D. Through December 31, 2012 there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. The fair value of the equity of the Anika S.r.l. reporting unit over its carrying value at November 30, 2012 declined from the prior year. The Company continues to monitor and evaluate the financial performance of the Anika S.r.l. business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. See Note 16, Restructuring, for additional disclosure.

Amortization expense was $2,028,498, $2,186,203, and $2,011,639 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, amortization expense on intangible assets for the next five years is expected to be approximately $2.0 million annually.

Intangible assets, stated at cost, consist of the following:

		December 31, 2012				December 31, 2011
	Gross Value	Currency Translation Adjustment	Abandonments and Other Adjustments	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(1,369,787)	$-	$(2,960,171)	$12,370,042	$13,228,351	15
In-process research & development	6,698,000	(522,112)	(1,195,314)	-	4,980,574	5,955,066	Indefinite
Distributor relationships	4,700,000	(424,639)	-	(2,541,908)	1,733,453	2,547,842	5
Patents	1,000,000	(81,824)	-	(169,010)	749,166	790,555	16
Elevess trade name	1,000,000	-	-	(498,599)	501,401	626,749	9
Total	$30,098,000	$(2,398,362)	$(1,195,314)	$(6,169,688)	$20,334,636	$23,148,563

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Payroll and benefits	$2,477,833	$2,366,412
Professional fees	642,853	793,430
Clinical trial costs	102,414	-
SRL research grants	110,350	989,556
Restructuring costs	933,732	-
Other	1,569,862	1,172,196
Total	$5,837,044	$5,321,594

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

In December 2011, the Company entered into a fifteen-year licensing and supply agreement (the “Mitek MONOVISC Agreement”) with DePuy Mitek, Inc., a member of the Johnson & Johnson family of companies, to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which is recognized ratably over the fifteen year term of the Mitek MONOVISC Agreement as there was no stand-alone value associated with this payment, thus up-front recognition is prohibited. The Company may receive additional payments from DePuy Mitek, following the mutual decision to launch the product, related to future regulatory, clinical and sales milestones.

Current and long-term deferred revenue related to the JNJ Agreement, the Mitek MONOVISC Agreement and other agreements was $5,027,845 and $7,886,107 at December 31, 2012 and 2011, respectively.

9. Commitments and Contingencies

Leasing Arrangements

The Company’s headquarters facility is located in Bedford, Massachusetts, where the Company leases approximately 134,000 square feet of administrative, manufacturing, and research and development (“R&D”) space. This lease was entered into on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and one-half years. The Company has an option under the lease to extend its terms for up to four additional periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years.

The Company’s administrative and R&D personnel moved into the Bedford facility in November of 2007. The build-out of the Bedford facility, including the required validation process for the manufacturing space, was substantially completed during 2011. The Bedford facility was fully validated and approved by applicable regulatory authorities in 2012.

As part of the acquisition of Anika S.r.l., the Company now leases approximately 26,000 square feet of laboratory, warehouse and office space in Abano Terme, Italy. The lease commenced on December 30, 2009 for an initial term of six (6) years.

Rental expense in connection with the various facility leases totaled $2,486,849, $3,479,632 and $2,888,277, for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s future lease commitments as of December 31, 2012 are as follows:

2013	$1,519,613
2014	1,484,015
2015	1,461,305
2016	971,500
2017 and thereafter	5,829,000
$11,265,433

Warranty and Guarantor Arrangements

In certain of our contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at December 31, 2012 and 2011, respectively, and has no history of claims paid.

Legal Proceedings

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The Complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company’s manufacture and sales of MONOVISC in the United States will infringe that patent. On May 23, 2011, the Court entered orders permitting Genzyme to file its supplement complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. On May 10, 2012, Genzyme dismissed its claim of infringement of U.S. Patent No. 5,399,351 and is no longer asserting that patent against the Company. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management has assessed and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with DePuy Mitek, Inc. in December 2011, DePuy Mitek agreed to assume certain obligations of the Company related to this litigation. On August 3, 2012, a jury in the United States District Court for the District of Massachusetts held U.S. Patent No. 7,931,030 invalid as obvious and not infringed in litigation between Genzyme and Seikagaku Corporation, Zimmer Holdings Inc., Zimmer, Inc. and Zimmer U.S., Inc. concerning the Gel-One product. On September 19, 2012, Genzyme and the Company jointly requested that the Court stay Genzyme’s lawsuit against the Company pending the full resolution of the Seikagaku/Zimmer lawsuit, including through any appeal of the judgment entered in that lawsuit. The District Court granted the motion on September 28, 2012.

In 2011, Merogel Injectable was withdrawn from the market due to a labeling error on the product’s packaging, discovered by the Company.  We settled the matter related to this dispute with Medtronic in August, 2012. This labeling error relates to conduct that initially occurred prior to our acquisition of Anika S.r.l. from Fidia Farmaceutici S.p.A. and we have made claims against Fidia for indemnification for Anika’s losses related to this issue. Fidia has informed us that it does not believe that it has liability for this matter, and has asserted a counterclaim against Anika for failing to consent to the release of the remaining shares held in escrow upon the closing of the Anika S.r.l. acquisition. We have begun an arbitration process with Fidia in the London Court of International Arbitration to resolve the matter. Management has assessed Fidia’s claims and determined that contingent losses related to this matter are not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual has not been recorded for this loss contingency.

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

The 2003 Plan succeeds the Anika Therapeutics, Inc. 1993 Stock Option Plan (“1993 Plan”) which expired according to its terms in 2003. As of December 31, 2012, there were 1,938 shares still outstanding under the 1993 Plan included in the total outstanding options of 1,793,685. There are 763,145 options available for future grant at December 31, 2012.

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

The fair value of each stock option and SAR award during 2012, 2011, and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2012	2011	2010
Risk free interest rate	0.63% to 0.64%	1.1% to 1.51%	1.11% to 1.88%
Expected volatility	57.60%	57.60%	57.60%
Expected lives (years)	4	4	4
Expected dividend yield	0.00%	0.00%	0.00%

The Company recorded $1,151,199, $1,190,697 and $1,102,617 of share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively, for stock options, SAR’s and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees.

Combined stock options and SAR’s activity under our plans is summarized as follows for the years ended December 31, 2012 and, 2011 respectively:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
	Shares	Share	Shares	Share
Options and SAR's outstanding at beginning of year	2,108,003	$7.26	1,625,253	$6.92
Granted	204,000	$12.06	679,000	$6.98
Cancelled	(212,749)	$6.58	(74,187)	$6.41
Expired	(7,714)	$1.68	(875)	$3.04
Exercised	(297,855)	$4.74	(121,188)	$1.60
Options and SAR's outstanding at end of year	1,793,685	$8.30	2,108,003	$7.26

Of the 1,793,685 options and SAR’s outstanding at December 31, 2012, approximately 1,763,000 are vested or are expected to vest with a weighted-average exercise price of approximately $8.56 as well as an aggregate intrinsic value of approximately $4 million related to these awards. The weighted average remaining contractual term of the vested and expected to vest options and SAR’s was 4.63 years as of December 31, 2012.

As of December 31, 2012, total unrecognized compensation costs related to non-vested options and SAR’s was approximately $1,826,000 and is expected to be recognized over a weighted average period of 2.4 years.

There were 247,934 incentive stock options (ISOs) exercisable at December 31, 2012 with a weighted-average exercise price of $8.71 and a weighted-average remaining contractual term of 4.14 years for these awards.

There were 222,002 non-qualified stock options exercisable at December 31, 2012 with a weighted-average exercise price of $8.94 and a weighted-average remaining contractual term of 3.13 years.

There were 570,460 SAR’s exercisable at December 31, 2012 with a weighted-average exercise price of $8.35 and a weighted-average remaining contractual term of 5.43 years for these awards.

The aggregate intrinsic value of stock options and SAR’s fully vested at December 31, 2012 and 2011 was $2,115,267 and $2,390,591 respectively. The aggregate intrinsic value of stock options and SAR’s outstanding at December 31, 2012 and, 2011 was $4,074,471 and $6,107,869, respectively.

The total intrinsic value of options and SAR’s exercised was $2,214,516 and, $679,401 for the years ended December 31, 2012 and 2011, respectively.

The total fair value of options and SAR’s vested during the years ended December 31, 2012 and 2011 was $997,194 and $774,648, respectively.

The Company received $388,676 and, $160,470 for exercises of stock options during the years ended December 31, 2012 and 2011, respectively.

The restricted stock activity for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Grantd Date	Number of	Grantd Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at Beginning of year	59,196	$5.71	77,085	$5.48
Granted	31,312	$9.10	29,978	$6.98
Cancelled	(25)	$3.05	(850)	$3.05
Expired	-	$-	-	$-
Vested/Released	(21,527)	$5.08	(47,017)	$6.13
Nonvested at end of year	68,956	$6.87	59,196	$5.71

The total fair value of restricted stock and restricted stock units vested during the year ended December 31, 2012 was $203,485.

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

12. Employee Benefit Plan

U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee’s compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2012, 2011, and 2010, the Company made matching contributions of $326,007, $279,816 and $291,107 respectively.

13. Revenue by Product Group, by Significant Customer and by Geographic Region; Geographic Information

Product revenue by product group is as follows:

	Year Ended December 31,
	2012		2011		2010
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Orthobiologics	$49,954,112	73.5%	$39,858,139	64.3%	$30,741,305	58.3%
Dermal	1,384,403	2.0%	3,681,166	5.9%	3,564,616	6.8%
Surgical	5,022,456	7.4%	4,976,261	8.1%	3,883,444	7.3%
Ophthalmic	8,784,011	12.9%	10,963,822	17.7%	11,971,787	22.7%
Veterinary	2,865,187	4.2%	2,476,998	4.0%	2,574,578	4.9%
	$68,010,169	100.0%	$61,956,386	100.0%	$52,735,730	100.0%

Product revenue by significant customers as a percent of product revenues is as follows:

	Percent of Product Revenue
	Year Ended December 31,
	2012	2011	2010
DePuy Mitek	61.2%	47.1%	42.7%
Bausch & Lomb Inc.	11.4%	15.8%	21.2%
Boehringer	4.2%	4.0%	4.9%
Medtronic	3.1%	5.6%	10.2%
Rivex Pharma	2.0%	1.3%	1.5%
	81.9%	73.8%	80.5%

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended December 31,
	2012		2011		2010
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
United States	$57,904,290	81.1%	$48,366,140	74.7%	$38,313,594	69.0%
Europe	6,267,830	8.8%	10,988,664	16.9%	12,976,985	23.3%
Other	7,186,385	10.1%	5,423,831	8.4%	4,266,015	7.7%
Total	$71,358,505	100.0%	$64,778,635	100.0%	$55,556,594	100.0%

The Company recorded licensing, milestone and contract revenue of $3,348,336, $2,822,249 and $2,820,864 for the years ended December 31, 2012, 2011, and 2010, respectively. Substantially all licensing, milestone and contract revenue was derived in the United States for each year presented.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net tangible long-lived assets by principal geographic areas were as follows:

	Years Ended December 31,
	2012	2011
United States	$33,792,325	$34,565,770
Italy	1,320,656	1,904,108
Total	$35,112,981	$36,469,878

14. Income Taxes

 Income Tax Expense

The components of the Company’s income before income taxes and our provision for (benefit from) income taxes consist of the following:

	Year ended December 31,
	2012	2011	2010
Income (loss) before income taxes
Domestic	$26,170,313	$15,962,992	$11,944,795
Foreign	(6,642,892)	(2,177,978)	(4,601,729)
	$19,527,421	$13,785,014	$7,343,066

	Year ended December 31,
	2012	2011	2010
Provision for (benefit from) income taxes:
Current provision:
Federal	$7,594,287	$3,327,626	$1,063,841
State	885,958	155,855	(6,920)
Foreign	(188,650)	90,626	-
	8,291,595	3,574,107	1,056,921
Deferred provision:
Federal	776,486	1,907,408	2,828,029
State	602,447	570,869	479,529
Foreign	(1,900,567)	(734,050)	(1,337,408)
	(521,634)	1,744,227	1,970,150
Total provision	$7,769,961	$5,318,334	$3,027,071

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$1,988,509	$2,072,931
Stock-based compensation expense	1,584,583	1,496,910
Tax credit carry forward	194,364	695,914
Net operating loss carryforward, foreign	2,520,746	1,839,924
Accrued expenses and other	954,559	825,884
Inventory reserve	405,302	417,726
Deferred tax asset	$7,648,063	$7,349,289

	December 31,
	2012	2011
Deferred tax liabilities:
Intangibles related to Srl acquisition	$(6,482,404)	$(7,594,729)
Depreciation	(6,131,473)	(5,210,775)
Deferred tax liability	$(12,613,877)	$(12,805,504)

Tax Rate

The reconciliation between the U.S. federal statutory rate and our effective rate is summarized as follows:

	Year ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	34.0%	34.0%
State tax expense, net of federal benefit	6.4%	5.7%	7.8%
Permanent items, including nondeductible expenses	0.9%	0.9%	2.2%
State investment tax credit	(0.2)%	(0.2)%	(0.8)%
Federal, state and foreign research and development credits	(1.2)%	(0.4)%	(2.5)%
Foreign rate differential	2.5%	0.9%	2.6%
Domestic production deduction	(3.6)%	(2.3)%	(2.1)%
Effective income tax rate	39.8%	38.6%	41.2%

As of December 31, 2012, the Company had net operating losses (“NOL”) for federal income tax purposes in Italy of $9,144,154 with no expiration date. For Massachusetts state income tax purposes, the Company also had an investment tax credit carry-forward of $298,769 expiring through 2021.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carry-forward and its investment tax credit carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2012, and 2011, respectively.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year ended December 31,
	2012	2011	2010
Unrecognized tax benefit, beginning of year	$56,170	$37,428	$40,900
Tax positions related to current year	-	38,329	-
Tax positions related to prior years	38,329	(19,587)	37,427
Settlements	-	-	(3,089)
Statute expirations	(38,329)	-	(37,810)
Unrecognized tax benefit, end of year	$56,170	$56,170	$37,428

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2009 through 2012 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2009 through 2012 tax years remain subject to examination by the appropriate governmental authorities for Italy.

We do not anticipate experiencing any significant increases or decreases in our unrecognized tax benefits within the twelve months following December 31, 2012.

We incurred expenses related to stock-based compensation in 2012, 2011 and 2010 of $1,151,199, $1,190,697, and $1,102,617, respectively. Accounting for the tax effects of certain stock-based awards requires that we establish a deferred tax asset as the compensation expense is recognized for financial reporting prior to recognizing the related tax deduction upon exercise of the awards. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $285,068, $219,626, and $244,746 in 2012, 2011 and 2010, respectively.

Upon the settlement of the certain stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction related to these awards is considered a windfall tax benefit, and is tracked in a "windfall tax benefit pool" to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. We follow the with-and-without approach for the direct effects of windfall/shortfall items and to determine the timing of the recognition of any related benefits. We recorded a net windfall of approximately $452,000 and $274,000 in 2012 and 2011, respectively and a net shortfall of approximately $21,000 in 2010.

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

As of December 31, 2012 and 2011, the Company had a total outstanding debt balance of $9,600,000 and $11,200,000, respectively, of which $1,600,000 was recorded as current at each date.

Long-term debt principal payments are $1,600,000 for each of the next two years with the remaining principal of $6,400,000 due in the third and final year. The estimated fair value of our debt instrument approximated book value at December 31, 2012.

16. Restructuring

 In December 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, effective January 1, 2013, established by the EMA for Advanced Therapy Medicinal Products. The restructuring plan primarily involves a workforce reduction as well as associated asset abandonments. We recorded restructuring and impairment charges in the fourth quarter of approximately $2.5 million. Of the total restructuring and impairment charges related to our tissue engineering operation, approximately $1.2 million related to the noncash termination and related impairment of an IPR&D project, $0.3 million related to the noncash disposal of property and equipment, and $0.1 million related to the disposal of inventory. The remaining $0.9 million relates to cash payments anticipated to occur in 2013, primarily for employee termination costs. We expect to substantially complete the restructuring plan by the end of the first six months of 2013.

17. Related Party

In connection with the acquisition of Anika S.r.l. by Anika on December 30, 2009, Fidia Farmaceutici S.p.A ("Fidia") acquired ownership of 1,981,192 shares of the Company's common stock, or approximately 14.3% of the outstanding shares of the Company as of December 31, 2012 and approximately 14.5% of the outstanding shares as of December 31, 2011, respectively, thus becoming a "related party" under the Securities and Exchange Commission regulations.

As part of the acquisition, the Company, primarily through Anika S.r.l., entered into a series of operating agreements with Fidia as follows:

Agreement Type	Description	Term in Years
Lease	Rent of space in Abano Terme, Italy	Six
Finished goods supply	Manufacture and supply of goods	Five
Raw material supply	Hyaluronic acid powder	Three
Services	Finance, administrative, security	One to Six
Accounts receivable	Collection of trade receivables outstanding as of	Two
management	December 30, 2009 (EXPIRED).
Marketing and Promotion	Promote Anika Srl products in Italy through	Three
Fidia sales force (TERMINATED).

Historically Anika S.r.l. has relied on Fidia, its former parent company, for several functional activities. In connection with the purchase of Anika S.r.l., the Company has negotiated a lease for approximately 26,000 square feet of office, laboratory and warehouse space in Abano Terme, Italy, and a finished goods supply agreement. At December 31, 2012 and 2011, Anika S.r.l. had a net payable to Fidia for past products purchased of approximately $0.7 million and $0.8 million, respectively.

18. Quarterly Financial Data (Unaudited)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2012	December 31,	September 30,	June 30,	March 31,
Product revenue	$21,459,124	$14,055,440	$18,882,277	$13,613,328
Total revenue	22,606,465	14,766,611	19,624,769	14,360,660
Cost of product revenue	7,269,886	7,221,028	8,084,226	6,413,481
Gross profit on product revenue	14,189,238	6,834,412	10,798,051	7,199,847
Net income	$4,463,223	$1,645,250	$3,736,868	$1,912,119
Per common share information:
Basic net income per share	$0.33	$0.12	$0.28	$0.15
Basic common shares outstanding	13,324,942	13,287,463	13,262,023	13,162,824
Diluted net income per share	$0.31	$0.11	$0.26	$0.14
Diluted common shares outstanding	14,299,211	14,459,154	14,443,794	14,089,946

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2011	December 31,	September 30,	June 30,	March 31,
Product revenue	$17,725,546	$17,756,000	$15,414,681	$11,060,159
Total revenue	18,444,287	18,455,817	16,140,852	11,737,679
Cost of product revenue	7,128,450	7,394,922	6,655,804	5,604,562
Gross profit on product revenue	10,597,096	10,361,078	8,758,877	5,455,597
Net income	$2,883,110	$2,976,518	$2,282,641	$324,412
Per common share information:
Basic net income per share	$0.22	$0.23	$0.18	$0.03
Basic common shares outstanding	13,122,004	12,817,910	12,725,216	12,688,819
Diluted net income per share	$0.21	$0.22	$0.17	$0.02
Diluted common shares outstanding	13,804,806	13,765,533	13,739,836	13,744,710

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of Form 10-K.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	[48]
Consolidated Balance Sheets	[49]
Consolidated Statements of Operations	[50]
Consolidated Statements of Stockholder’s Equity	[51]
Consolidated Statements of Cash Flows	[52]
Notes to Consolidated Financial Statements	[53-71]

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index (b) below.

(b) Exhibit No.	Description
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

†10.33
Amendment No. 1 to Employment Agreement by and between the Company and Charles H. Sherwood, Ph.D., dated December 18, 2010, incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2011.

†10.34
Amendment No. 1 to Employment Agreement by and between the Company and Kevin W. Quinlan, dated December 18, 2010, incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2011.

†10.35
Amendment No. 1 to Employment Agreement by and between the Company and Frank J. Luppino, dated December 18, 2010, incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2011.

†10.36
Amendment No. 1 to Employment Agreement by and between the Company and William J. Mrachek, dated December 18, 2010, incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (file no. 001-14027), filed with the Securities and Exchange Commission on March 16, 2011.

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

**10.39
License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on December 22, 2011.

†10.40
Separation Agreement by and between the Company and Kevin W. Quinlan, dated February 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-14027), filed with the Securities and Exchange Commission on February 28, 2013.

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

(101) xBRL
^101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in xBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, December 31, 2011, and December 31, 2010; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, December 31, 2011, and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, December 31, 2011, and December 31, 2010; and (v) Notes to Consolidated Financial Statements.

**	Filed herewith.

**	Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission. The omitted portions have been filed separately with the Commission.

***	Furnished herewith.

†	Denotes compensatory plan or arrangement.

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

ANIKA THERAPEUTICS, INC.
Date: March 13, 2013	By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013

/s/ KEVIN W. QUINLAN Kevin W. Quinlan	Chief Financial Officer (Principal Accounting Officer)	March 13, 2013

/s/ JOSEPH L. BOWER Joseph L. Bower	Director	March 13, 2013

/s/ RAYMOND J. LAND Raymond J. Land	Director	March 13, 2013

/s/ JOHN C. MORAN John C. Moran	Director	March 13, 2013

/s/ JEFFERY S. THOMPSON Jeffery S. Thompson	Director	March 13, 2013

/s/ STEVEN E. WHEELER Steven E. Wheeler	Director	March 13, 2013