Form 10-K
period 2013-12-31
ANIKA THERAPEUTICS INC
filed 2014-03-13
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [   ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant as of June 30, 2013, the last day of the Registrant’s most recently completed second fiscal quarter, was $228,892,947 based on the close price per share of Common Stock of $17.00 as of such date as reported on the NASDAQ Global Select Market. Shares of our Common Stock held by each executive officer, director and each person or entity known to the registrant to be an affiliate have been excluded in that such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. At March 10, 2014, there were issued and outstanding 14,324,920 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

FORM 10-K
ANIKA THERAPEUTICS, INC.
For Fiscal Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	Our future sales and product revenue, including geographic expansions, possible retroactive price adjustments, and expectations of unit volumes or other offsets to price reductions;

•	Our manufacturing capacity, efficiency gains and work-in-process manufacturing operations;

•	The timing, scope and rate of patient enrollment for clinical trials;

•	The development of possible line extensions and new products;

•	Our ability to achieve and/or maintain compliance with laws and regulations;

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

•
Our expectations regarding our joint health products, including existing products and expectations regarding new products, expanded uses of existing products, new distribution partnerships and revenue growth;

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

•	Our ability to commercialize AnikaViscTM and AnikaViscTM Plus and our expectations regarding such commercialization and the potential profits generated thereby;

•	Our ability to license our aesthetics product to new distribution partners domestically and outside the United States;

•
Our ability, and the ability of our distribution partners,  to market our aesthetics dermatology product; and our expectations regarding the distribution and sales of our ELEVESSTM product and the timing thereof;

•	Our expectations regarding development of aesthetics product line extensions;

•	Our expectations regarding HYVISC® sales;

•	Our expectations regarding product gross margin;

•	Our expectations regarding CINGALTM, including the expense associated therewith, and our ability to obtain regulatory approvals for this product;

•	Our expectation for changes in operating expenses, including research and development and selling, general and administrative expenses;

•	The rate at which we use cash, the amounts used and generated by operations, and our expectation regarding the adequacy and usage of such cash;

•	Our expectation for capital expenditures spending and future amounts of interest income and expense;

•	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•	Our ability to continue streamlining operations and improving our manufacturing capabilities;

•	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

•	Our ability to manage the operations of Anika Therapeutics S.r.l. (“Anika S.r.l.”) from one with losses, into a company generating continued profits;

•	The strength of the economies in which the Company operates or will operate, as well as the political stability of any of those geographic areas;

•	Our ability to effectively prioritize the many research and development projects underway;

•
Our ability to obtain U.S. approval for orthopedic and other product franchises of Anika S.r.l., including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue; and

•	Our ability to successfully defend the Company against lawsuits and claims and the uncertain financial impact such lawsuits and claims and related defense costs may have on the Company.

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

In December 2012, the Company announced a strategic shift which involved the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards established by the European Medicines Agency (“EMA”) for Advanced Therapy Medicinal Products (“ATMP”) (cell based) products that became effective January 1, 2013. In 2013, the Company completed a restructuring plan which included a reduction-in-force of 12 people and provided for severance payments, disposals of related supplies, equipment, and other assets. This plan was intended to improve the efficiency and financial performance of the Company's Italian operations by reducing costs and focusing on products and technology with strong commercial potential. In connection with the plan, the Company recorded a fourth quarter 2012 pre-tax charge of approximately $2.5 million, including $1.3 million for severance, various expenses, and write-offs of supplies and equipment, and a $1.2 million non-cash charge in connection with the abandonment of the Hyalograft C autograft in-process R&D project.

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

The following sections provide more specific information about our products and related activities:

Orthobiologics

Our orthobiologics products consist of joint health and orthopedic products. These products are used in a wide range of treatments, from providing pain relief from osteoarthritis, to regenerating damaged tissue such as cartilage. Osteoarthritis is a debilitating disease causing pain, swelling and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors, including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which result in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis, before joint replacement surgery, include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs and steroid injections.

Our joint health products include ORTHOVISC®, ORTHOVISC® mini, and MONOVISCTM. ORTHOVISC is available in the U.S., Canada, Europe and other international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe, and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in the U.S., Turkey and Canada. ORTHOVISC mini and MONOVISC are our joint health viscosupplementation products which became available in certain international markets since the second quarter of 2008. Our most recent product approval was received in February 2014 for MONOVISC in the U.S. The related commercial introduction is planned for March 2014.

In the U.S., ORTHOVISC is indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and to simple analgesics, such as acetaminophen. It is a sterile, clear, viscoelastic solution of hyaluronan dissolved in physiological saline, and dispensed in a single-use syringe. A complex sugar of the glycosaminoglycan family, hyaluronan is a high molecular weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetyl glucosamine. ORTHOVISC is injected into joints in a series of three intra-articular injections one week apart. ORTHOVISC became available for sale in the U.S. on March 1, 2004, and is marketed by DePuy Synthes, Mitek Sports Medicine (“Mitek”), under the terms of a ten-year licensing, distribution, supply and marketing agreement which was entered into in December 2003 (the “JNJ Agreement”). In November 2012, the JNJ Agreement was extended for an additional 5 years under the existing terms. Outside of the U.S., we have a number of distribution relationships servicing international markets including Canada, Europe, the Middle East, Latin America, and Asia. We will continue to seek to establish distribution relationships in other regions. See the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview” and “Risk Factors.”

In addition to the three viscosupplementation products discussed above, we also offer several additional products used in connection with orthopedic regenerative medicine. These products are based on the HYAFF technology and are currently available in Europe and Asia. They include Hyalofast®, a biodegradable support  for human bone marrow mesenchymal stem cells which is used in connection with soft tissue regeneration; Hyalonect®, a woven gauze used as a graft wrap; and Hyaloss TM, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer Hyaloglide®, an ACP gel used in tenolysis treatment, with the potential for use in flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis with additional clinical data. These products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea.

Dermal

Our dermal products consist of advanced wound care products, based on the HYAFF technology, and aesthetic dermal fillers, based on Anika’s proprietary chemically modified cross-linked HA technology, BCDI. Our HYAFF technology offers products for the treatment of skin wounds, ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies to aid healing and scaffolds used in connection with skin substitutes. Leading products include Hyalomatrix and Hyalofill, for treatment of complex wounds such as burns and ulcers. The dermal products are commercialized through a network of distributors, primarily in Europe, Latin America and the Middle East. Several of the products are also approved for sale in the United States including Hyalomatrix, Hyalofill, and Hyalogran. In 2012, the Company entered into a distribution agreement for sales of advanced wound care products in nine South American countries, including Argentina, Brazil, Mexico, and Chile.

Our aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is commercialized in Europe, Canada, the U.S., Korea and selected countries in South America. Internationally, this product is marketed under the ELEVESS name. In the U.S., the trade name is HYDRELLETM, although the product is not currently marketed in the U.S.

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

Anika S.r.l. offers several products used in connection with the treatment of ENT disorders. The lead products are Merogel, a woven fleece nasal packing, and Merogel Injectable, a thick, viscous hydrogel composed of cross-linked hyaluronic acid—a biocompatible agent that creates a moist wound-healing environment. Anika S.r.l. has partnered with Medtronic for worldwide distribution of these ENT products.

Ophthalmic

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. The ophthalmic products we manufacture include the AMVISC and AMVISC Plus product line, STAARVISC-IITM, Optivisc™ (formerly ShellGel™), AnikaVisc and AnikaVisc Plus. They are injectable, high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate and protect sensitive tissue such as the endothelium, and maintain the shape of the eye, thereby facilitating ophthalmic surgical procedures.

Anika previously manufactured the AMVISC product line for Bausch & Lomb (“B&L”) under the terms of an exclusive supply agreement that expired on December 31, 2010 (the “2004 B&L Agreement”) for viscoelastic products used in ophthalmic surgery. Effective January 1, 2011, we entered into a non-exclusive, two year contract with B&L intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, low-cost supplier formerly affiliated with B&L, and continued to supply B&L with these products during 2011. Effective January 1, 2012, the parties agreed to a three year contract for Anika to continue to supply these products to B&L as a second supplier with committed annual volumes through 2014.

B&L accounted for 5% of product revenue for the year ended December 31, 2013; based on contractual minimums, product revenue is expected to be modestly lower in 2014. Operating margins under the 2004 B&L Agreement were low and will remain at a similar level under the current contract. See also Item 1A. “Risk Factors.”

Veterinary

HYVISC is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed by Boehringer Ingelheim Vetmedica, Inc. in the United States and selected countries in the Middle East.

See Note 13 to our Consolidated Financial Statements, “Revenue by Product Group, by Significant Customer and by Geographic Region; Geographic Information” for a discussion regarding our segments and geographic sales.

Research and Development of Potential Products

Anika’s research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities for our existing and new products. Our development focus includes products for tissue protection, healing and repair. For the years ended December 31, 2013, 2012 and 2011, these expenses were $7.1 million, $5.4 million, and $6.2 million, respectively. We anticipate that our research and development efforts, including clinical trials, will increase significantly in the near future over historical levels.

Our first next generation osteoarthritis product is MONOVISC, which received FDA approval in February 2014. MONOVISC is a single-injection treatment product that uses a non-animal sourced HA, and is our first osteoarthritis product based on our proprietary cross-linked HA technology. Our second single-injection osteoarthritis product, currently under development, is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief and for a longer period of time. We have completed the formulation and biocompatibility studies of the product. During the second quarter of 2013, we commenced a phase III clinical trial to obtain the needed clinical data for CE Mark submission and approval, and to support other product registrations, including in the United States.

The technologies obtained through our acquisition of Anika S.r.l. have enhanced our research and development capabilities, and our pipeline of product candidates. Anika S.r.l. has research and development programs for new products including Hyalofast, an innovative, biodegradable support for human bone marrow mesenchymal stem cells used in connection with soft tissue regeneration and Hyalospine, an adhesion prevention gel for use after spinal surgery. Our research and development efforts may not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We may not be able to obtain regulatory approval for any new applications we develop. Furthermore, even if all regulatory approvals are obtained, there can be no assurances that we will achieve meaningful sales of such products or applications. See Item 1A. “Risk Factors.”

Patent and Proprietary Rights

Our products and trademarks, including our Company name, product names and logos, are proprietary. We rely on a combination of patent protection, trade secrets and trademark laws, license agreements, confidentiality and other contractual provisions to protect our proprietary information.

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. Anika co-owns certain U.S. patents and a patent application with claims relating to the chemical modification of HA and certain adhesion prevention uses and certain drug delivery uses of HA. Anika also solely owns patents covering composition of matter and certain manufacturing processes. Anika S.r.l.’s issued patents have expiration dates through 2028. The Anika S.r.l. patent estate is extensive and partly intertwined with its former parent company, Fidia Farmaceutici S.p.A., through a cross-licensing agreement which provides both companies with access to each other’s patents to the extent required to support their own products. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate relative to the potential benefits. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

In 2013, we were granted 7 new patents in the U.S., Japan and Canada.  The patents covered regenerative technologies and products such as Hyalofast, among others. Other entities have filed patent applications for, or have been issued patents concerning, various aspects of HA-related products or processes. In addition, the products or processes we develop may infringe the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

We rely upon trade secrets and proprietary know-how for certain non-patented aspects of our technology. To protect such information, we require certain customers and vendors, and all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. These agreements, however, may not provide adequate protection. See also the section captioned “Risk Factors—We may be unable to adequately protect our intellectual property rights.”

We have granted Mitek an exclusive and non-transferable royalty bearing license to develop, commercialize and sell ORTHOVISC, and other products developed pursuant to the JNJ Agreement, in the U.S. This includes a license to manufacture, and have manufactured, such products in the event that we are unable to supply them with ORTHOVISC in accordance with the terms of the JNJ Agreement. We have also granted Mitek the exclusive, royalty free right to use the trademark ORTHOVISC in connection with the marketing, distribution and sale of the licensed product within the U.S.

On December 21, 2011, the Company entered into a license, supply and distribution agreement (the “Mitek MONOVISC Agreement”) with Mitek for an exclusive, multi-year U.S. license of the Company’s MONOVISC product, a highly purified, high molecular weight form of hyaluronic acid for treating pain in patients suffering from osteoarthritis of the knee. In connection with the execution of the Mitek MONOVISC Agreement, the Company received an initial payment of $2.5 million. The Company will also be entitled to receive additional payments from Mitek, as well as receive royalties based on the net sales of MONOVISC generated by Mitek. The Mitek MONOVISC Agreement applies only to the United States. The Mitek MONOVISC Agreement has an initial term of fifteen years, unless earlier terminated pursuant to any one of several early termination rights of each party, and provides for Anika to be the exclusive supplier to Mitek of MONOVISC.

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

Our subsidiary, Anika S.r.l., has three advanced wound care products cleared in the U.S. as Class II devices through premarket notification (510(k)): Hyalomatrix, Hyalofill-R, and Hyalofill-F. Anika S.r.l. also has an advanced wound care product in the U.S., Hyalogran, which is classified under 510(k) as Class I exempt.  All of Anika S.r.l.’s ENT products are 510(k) cleared by Medtronic as Class II devices. The FDA’s 510(k) clearance process is under review and changes to the process may have an impact on current or future product approvals.

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

Upon completion of required clinical trials, for Class III medical devices, results might be presented to the FDA in a PMA application. In addition to the results of clinical investigations, the New Drug Application (“NDA”) applicant must submit other information relevant to the safety and efficacy of the device, including, among other things, the results of non-clinical tests and clinical trials; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA also conducts an on-site inspection to determine whether an applicant conforms to the FDA’s current Quality System Regulation, formerly known as GMP. FDA review of the PMA may not result in timely, or any PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

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

The CE mark, achieved in 1996, allows ORTHOVISC to be marketed without further approvals in most of the EU nations as well as other countries that recognize EU device regulations. ORTHOVISC mini, a treatment for osteoarthritis targeting small joints, is available in Europe under CE mark authorization received in 2008. In August 2004, we received a CE Design Examination Certificate which entitled us to affix a CE mark to INCERT-S as a barrier to adhesion formation following surgery. AMVISC and AMVISC Plus are CE marked, and in May 2005, we received a CE Design Examination Certificate which entitled us to affix a CE mark to ShellGel/Optivisc as an ophthalmic viscoelastic surgical device. We also received EU CE Mark for AnikaVisc Plus in October 2011. Staarvisc, an ophthalmic viscoelastic surgical device, was licensed in Canada in May 2002. We received EU CE Mark approval for ELEVESS during the second quarter of 2007. MONOVISC, a medical device for treatment of pain associated with osteoarthritis, was approved in the EU in October 2007, in Canada in August 2009, and in the U.S. in February 2014. In addition, Anika has received approval for several of its products in Latin America, Korea, Turkey, the Middle East, including the United Arab Emirates and Saudi Arabia, and several markets in Asia.

Almost all of Anika S.r.l.’s products are CE marked for European sale. In addition, Anika S.r.l. has received approval for several of its products in Egypt, South Korea, Malaysia, Singapore, Mexico, Argentina, Chile, Saudi Arabia, Turkey, and the United Arab Emirates. We may not be able to achieve and/or maintain the compliance required for CE marking or other foreign regulatory approvals for any or all of our products. The requirements relating to the conduct of clinical trials, product licensing, marketing, pricing, advertising, promotion and reimbursement also vary widely from country to country.

Competition

We compete with many companies including, among others, large pharmaceutical firms and specialized medical products companies across all of our product lines. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations and more experience in the regulatory process than we have. We also compete with academic institutions, governmental agencies and other research organizations, which may be involved in research, development and commercialization of products. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

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

•
The availability of capital resources to fund discovery, development and commercialization activities or the ability to defray such costs through securing relationships with collaborators for our research and development and commercialization programs.

We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval or have commenced human clinical studies, either in the U.S. or in certain foreign countries. All of the Company’s products face substantial competition. There exist major worldwide competing products, made from HA and other materials, for use in orthopedics, surgical adhesion prevention, advanced wound care, ENT, cosmetic dermal fillers and in ophthalmic surgery. There is a risk that we will be unable to compete effectively against our current or future competitors. See also the section captioned “Risk Factors—Substantial competition could materially affect our financial performance.”

Employees

As of December 31, 2013, we had 102 employees, 22 of whom are located outside the U.S. We consider our relations with our employees to be good. None of our U.S. employees are represented by labor unions, but most of the employees based in Italy are represented by unions, adding complexity and additional risks to the wage and employment decision process.

Environmental Laws

We believe that we are in compliance with all foreign, federal, state and local environmental regulations with respect to our manufacturing facilities and that the cost of ongoing compliance with such regulations does not have a material effect on our operations.

Product Liability

The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and we cannot assure that substantial product liability claims will not be asserted against us. Although we have not received any material product liability claims to date and have coverage under our insurance policy of $5,000,000 per occurrence and $5,000,000 in the aggregate, we cannot assure that if material claims arise in the future, our insurance will be adequate to cover all situations. Moreover, we cannot assure that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on our business, financial condition, and results of operation.

Available Information

Our Annual Reports on Form 10-K, including our consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge in the “SEC Filings” section of our website located at http://www.anikatherapeutics.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not part of this Annual Report on Form 10-K. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us, or statements made by our employees, contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K, and in the documents incorporated by reference into this Annual Report on Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, regulatory approvals, product and price competition, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, including research and development expenses, sales, marketing and support expenses, general and administrative expenses, restructuring charges, product gross profit, interest income, interest expense, anticipated operating and capital expenditure requirements, cash inflows, collection of non-U.S. accounts receivable, contractual obligations, taxes, tax rates, stock-based compensation, leasing and subleasing activities, acquisitions, liquidity, litigation matters, intellectual property matters, distribution channels, suppliers, stock price, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, including those elsewhere in this report, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Our business is subject to comprehensive and varied government regulation and, as a result, failure to obtain FDA or other U.S. and foreign governmental approvals for our products may have a material adverse effect on our business, financial condition, and results of operations.

Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will grant approval for our new products, including line extensions, on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect our ability to commercialize additional products or expand permitted uses of existing products, or that the regulatory framework will not change, or that additional regulation will not arise at any stage of our product development process which may adversely affect approval of, or delay in, an application or require additional expenditures by us. In the event our future products are regulated as human drugs or biologics, the FDA’s review process of such products typically would be substantially longer and more expensive than the review process to which they are currently subject as devices.

Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief for a longer period of time. We have completed the formulation and biocompatibility studies of the product. During the second quarter of 2013, we commenced the clinical trial to obtain the needed clinical data for a CE Mark submission and approval, and to support other product registrations, including in the United States.

In addition, we cannot assure that:

•	We will begin or successfully complete U.S. clinical trials for next generation products and new products;

•	The clinical data will support the efficacy of these products;

•	We will be able to successfully complete the FDA or foreign regulatory approval or clearance process, where required;

•	Additional clinical trials will support a PMA application and/or FDA approval or other foreign regulatory approvals, where required, in a timely manner or at all; or

•	European and other regulations may not change for the marketing of cell based products and thus impact our ability to continue commercialization of these products.

We also cannot assure that any delay in receiving FDA approvals will not adversely affect our competitive position. Furthermore, even if we do receive FDA approval or clearance:

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

In addition, all FDA approved or cleared products manufactured by us must be manufactured in compliance with the FDA’s cGMP regulations and, for medical devices, the FDA’s QSR. Ongoing compliance with QSR and other applicable regulatory requirements is enforced through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect our facilities, from time to time, to determine whether we are in compliance with regulations relating to medical device and pharmaceutical companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. We cannot assure that we will be able to comply with current or future FDA requirements applicable to the manufacture of our products.

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

The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming, and subject to unanticipated delays. We cannot assure that approvals or clearances of our products will be granted or that we will have the necessary funds to develop certain of our products. Any failure to obtain, or delay in obtaining, such approvals or clearances, could adversely affect our ability to market our products.

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

Several of our products require clinical trials to determine their safety and efficacy for U.S. and international marketing approval by regulatory bodies, including the FDA. We have hired experienced clinical development and regulatory staff to develop and supervise our clinical trials and regulatory processes. However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and preclinical research studies for the foreseeable future. As a result, we have had and will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely on our own staff. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may also experience unexpected cost increases that are beyond our control. Furthermore, there can be no assurance that we will be able to successfully complete the U.S. or international regulatory approval process for any of our products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate these products to be safe and efficacious.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition and results of operations.

Our success will be dependent, in part, upon the efforts of our marketing and distribution partners and the terms and conditions of our relationships with such partners. We cannot assure you that such partners will not seek to renegotiate their current agreements on terms less favorable to us or terminate such agreements. We are continuing to seek to establish long-term distribution relationships in regions and countries not covered by existing agreements, but can make no assurances that we will be successful in doing so. There can be no assurance that we will be able to identify or engage appropriate distribution or collaboration partners or effectively transition to any such partners. There can be no assurance that we will obtain reimbursement approvals or, if such approvals are obtained, that they will be obtained on a timely basis or at a satisfactory level of reimbursement.

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

Other entities have filed patent applications for, or have been issued patents concerning various aspects of HA-related products or processes. There can be no assurance that the products or processes developed by us will not infringe on the patent rights of others in the future. Any such infringement may have a material adverse effect on our business, financial condition, and results of operations.

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

The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for certain key raw materials and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products. Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw materials, specifically HA, will continue be available at current levels or will be sufficient to meet our future needs. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We also rely on a single supplier for certain finished products, and if such manufacturer fails to meet production and delivery schedules, it could have an adverse impact on our ability to sell such products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

Our future success depends on substantial growth in product sales. There can be no assurance that such growth can be achieved or, if achieved, can be sustained. There can be no assurance that even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

•	Develop and maintain the necessary manufacturing capabilities;

•	Obtain the assistance of additional marketing partners;

•	Attract, retain and integrate required key personnel; and

•	Implement the financial, accounting and management systems needed to manage growing demand for our products.

Our failure to successfully manage future growth could have a material adverse effect on our business, financial condition, and results of operations.

We engage in acquisitions as a part of our growth strategy in which we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or strategic alliances.

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

We may not be able to realize the expected synergies and cost savings from the integration of acquired businesses or assets with our existing operations and technologies. In addition, the integration and/or reorganization processes for our acquisitions may be complex, costly, time consuming and include unanticipated issues, expenses and liabilities. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges, such as write-offs or restructuring charges, impairment of goodwill or acquired In-Process Research and Development (“IPR&D”), which could adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means.

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

We may not fully realize the intended benefits of our restructuring plan.

On December 28, 2012, the Company announced a strategic shift involving the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards established by the European Medicines Agency for ATMP (cell based) products that became effective January 1, 2013. The restructuring plan adopted included a reduction-in-force of 12 people, and the disposal of related supplies, equipment, and other assets. We completed the restructuring plan within the first six months of 2013. The restructuring plan was intended to improve the efficiency and financial performance of the Company's Italian operations, by reducing costs and focusing on products and technology with strong commercial potential. There is no guarantee that the restructuring plan will produce the expected future savings.

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

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. We depend upon the distributors for our products to secure reimbursement and reimbursement approvals. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and any failure or delay in obtaining reimbursement approvals can negatively impact sales of our new products. In addition, third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. Also, Congress and certain state legislatures have considered reforms that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us. Outside the U.S., the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Domestic and international reimbursement laws and regulations may change from time to time. Lack of adequate coverage and reimbursement provided by governments and other third party payers for our products and services, including obtaining coverage for MONOVISC in the U.S., and change of classification by Centers for Medicare and Medicaid Services (“CMS”) for ORTHOVISC under a unique J-code for Medicare/Medicaid reimbursement, could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash and cash equivalents of $63.3 million at December 31, 2013. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against us. Although we have not received any material product liability claims to date and have an insurance policy of $5,000,000 per occurrence and $5,000,000 in the aggregate to cover such product liability claims should they arise, there can be no assurance that material claims will not arise in the future or that our insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on our business, financial condition and results of operations.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. During the years ended December 31, 2013, 2012 and 2011, approximately, 23%, 19%, and 25%, respectively, of our product sales were to international distributors. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

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

Approximately 9% of our business during fiscal year 2013 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. Thus, currency fluctuations among the U.S. dollar and the other currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

Our stock price has been and may remain highly volatile, and we cannot assure you that market making in our common stock will continue.

The market price of shares of our common stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by us and general market conditions may have a significant effect on the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many medical products companies and which often have been unrelated to the operating performance of such companies. Our operating results in future quarters may be below the expectations of equity research analysts and investors. In such an eve    nt, the price of our common stock would likely decline, perhaps substantially.

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

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2013, five customers accounted for approximately 79% of product revenue. We expect to continue to be dependent on a small number of large customers for the majority of our revenues. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business. In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreement, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have given their relative size and importance to us. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition, and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and the financial and operational success of these customers. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to review, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. While we currently believe our products do not include any conflict minerals, we have to review whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The first report is due on May 31, 2014 for the 2013 calendar year.  In 2013, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC and it is unclear if its implementation will be delayed.

The impact of United States healthcare reform legislation on us remains uncertain.

In 2010, federal legislation to reform the United States healthcare system was enacted into law in the Affordable Care Act. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will impact certain aspects of our business. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. We are completing our assessment of the new law on our business. The legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if we are excluded from being a supplier by a group purchasing organization or similar entity.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators and third-party payers to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This may result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions. If a group purchasing organization excludes us from being one of their suppliers, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Bedford, Massachusetts (“Bedford facility”), where we lease approximately 134,000 square feet of administrative, research and development and manufacturing space. We entered into this lease on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and a half years. We have an option under the lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. Our administrative, marketing, regulatory, and research and development personnel moved into the Bedford facility in November of 2007. The remaining build-out at the Bedford facility was completed in mid-2008.

We also lease, as part of the acquisition of Anika S.r.l., approximately 28,000 square feet of laboratory, warehouse and office space in Abano Terme, Italy. The lease commenced on December 30, 2009 for an initial term of six years. For the year ended December 31, 2013, we had aggregate facility lease expenses of approximately $1,400,000.

ITEM 3.  LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company’s manufacture and sales of MONOVISC in the United States will infringe that patent. On May 23, 2011, the District Court entered orders permitting Genzyme to file its supplement complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. On May 10, 2012, Genzyme dismissed its claim of infringement of U.S. Patent No. 5,399,351 against the Company. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management assessed and determined that contingent losses related to this matter were not probable. Therefore, pursuant to Accounting Standards Codification (“ASC”) 450, Contingencies, an accrual was not recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with DePuy Mitek, Inc., currently DePuy Synthes, Mitek Sports Medicine or Mitek, in December 2011, Mitek agreed to assume certain obligations of the Company related to this litigation. On August 3, 2012, a jury in the United States District Court for the District of Massachusetts held U.S. Patent No. 7,931,030 invalid as obvious and not infringed in litigation between Genzyme and Seikagaku Corporation, Zimmer Holdings Inc., Zimmer, Inc. and Zimmer U.S., Inc. concerning the Gel-One product. On September 19, 2012, Genzyme and the Company jointly requested that the District Court stay Genzyme’s lawsuit against the Company pending full resolution of the Seikagaku/Zimmer lawsuit, including through any appeal of the judgment entered in that lawsuit. The District Court granted the motion on September 28, 2012. In September 2013, the District Court in the Seikagaku/Zimmer lawsuit issued an order denying all the post-trial motions in that case, except for Seikagaku/Zimmer’s motion for damages against Genzyme. On October 14, 2013, Genzyme filed a notice of appeal to the United States Court of Appeals for the Federal Circuit challenging the District Court’s judgment of invalidity and non-infringement. That appeal was dismissed by the Court of Appeals on January 13, 2014 pursuant to a request made by Genzyme. On January 27, 2014, the District Court granted a joint motion filed by the parties to dismiss with prejudice all claims in the Seikagaku/Zimmer lawsuit and the case was terminated. On March 7, 2014 Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion dismissing with prejudice all of Genzyme’s claims against the Company and the case was terminated.

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

Year Ended December 31, 2013	High	Low
First Quarter	$14.58	$10.00
Second Quarter	18.07	12.26
Third Quarter	27.80	17.02
Fourth Quarter	38.68	23.26

Year Ended December 31, 2012	High	Low
First Quarter	$12.95	$9.00
Second Quarter	17.70	12.50
Third Quarter	16.29	11.77
Fourth Quarter	15.52	9.13

At December 31, 2013, the closing price per share of our common stock was $38.16 as reported on the NASDAQ Global Select Market and there were 174 holders of record as of that date. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Performance Graph (Unaudited)

Set forth below is a graph comparing the total returns of the Company, the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  The graph assumes $100 is invested on December 31, 2008 in the Company's Common Stock and each of the indices.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Anika Therapeutics, Inc.	$100.00	$250.99	$219.41	$322.37	$326.97	$1,255.26
NASDAQ Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$270.55
NASDAQ Biotechnology Index	$100.00	$115.63	$132.98	$148.69	$196.12	$324.80

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2013 and 2012 and the Statement of Operations Data for each of the three years ended December 31, 2013, 2012 and 2011 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2011, 2010 and 2009, and the Statement of Operations Data for each of the two years in the period ended December 31, 2010 and 2009 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Statement of Operations Data
(In thousands, except per share data)
	Years ended December 31,
	2013	2012	2011	2010	2009
Product revenue	$71,774	$68,010	$61,956	$52,736	$37,321
Licensing, milestone and contract revenue	3,307	3,348	2,822	2,821	2,815
Total revenue	75,081	71,358	64,778	55,557	40,136
Cost of product revenue	22,765	28,989	26,784	23,827	13,670
Product gross profit	49,008	39,021	35,172	28,909	23,651
Product gross margin	68%	57%	57%	55%	63%
Total operating expenses	42,474	51,643	50,811	48,019	34,549
Net income	20,575	11,757	8,467	4,316	3,688
Diluted net income per common share	$1.39	$0.82	$0.62	$0.32	$0.32
Diluted common shares outstanding	14,826	14,345	13,748	13,647	11,562

Balance Sheet Data
(In thousands)
	Years ended December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$63,333	$44,067	$35,777	$28,202	$24,427
Working capital	85,309	62,932	49,600	36,952	33,307
Total assets	156,042	142,069	132,844	128,937	129,431
Long term obligations	-	9,600	11,200	12,800	14,400
Retained earnings	66,584	46,010	34,252	25,786	21,470
Stockholders' equity	135,634	108,925	94,763	85,190	82,144

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

Orthobiologics

Anika’s orthobiologics business contributed 78% to our product revenue for the year ended December 31, 2013. Our orthobiologics products consist of joint health and orthopedic products. Joint health products include ORTHOVISC, ORTHOVISC mini, and MONOVISC. ORTHOVISC is available in the U.S., Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe, and for the knee in the U.S., Turkey and Canada. ORTHOVISC mini, and MONOVISC are two viscosupplementation products which became available in certain international markets during the second quarter of 2008. Our most recent product approval was received in February 2014 for MONOVISC in the U.S.  The related commercial introduction is planned for March 2014.

Anika has marketed ORTHOVISC, our product for the treatment of osteoarthritis of the knee, internationally since 1996 through various distribution agreements. International sales of ORTHOVISC contributed 8% of product revenue for the year ended December 31, 2013.

Our strategy is to continue to add new products, to expand the indications for usage of these products, and to add additional countries to our distribution network. The orthobiologics area has been the fastest growing area for the Company, growing from 57% of our product revenue in 2008 to 78% of our product revenue in 2013. We continue to seek new distribution partnerships around the world and we expect total orthobiologics product sales to increase in 2014 compared to 2013, based on sales from existing and new partners.

We currently offer several orthopedic products used in connection with regenerative medicine. The products currently available in Europe include Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells; Hyalonect, a woven gauze used as a graft wrap; and Hyaloss, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer Hyaloglide, an ACP gel used in tenolysis treatment that with additional clinical data may demonstrate potential for flexor tendon adhesion prevention, and in the shoulder for adhesive capsulitis. These products are commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. Anika believes that the U.S. market offers excellent expansion potential to increase revenue, and this will continue to be a major focus area for the Company.

 Dermal

Our dermal products contributed 3% to our product revenue for the year ended December 31, 2013, and consist of advanced wound care products based on the HYAFF technology, and aesthetic dermal fillers. Anika S.r.l. offers products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies and scaffolds used in connection with skin substitutes. Leading products include Hyalomatrix and Hyalofill, for treatment of complex wounds such as burns and ulcers, and Hyalograft 3D and Laserskin scaffolds, for use in connection with the regeneration of skin. Anika S.r.l.’s dermal products are commercialized through a network of distributors, primarily in Europe, Latin America and the Middle East. Several of the products are also approved for sale in the United States including Hyalomatrix, Hyalofill and Hyalogran. Currently, the Company is actively seeking a commercial partner in the United States. In 2012, the Company entered into a distribution agreement for sales of advanced wound care products in nine South American countries, including Argentina, Brazil, Mexico and Chile.

Our initial aesthetic dermatology product is a dermal filler based on our proprietary chemically modified, cross-linked HA, and is approved in Europe, Canada, the U.S., South Korea and certain countries in South America. Internationally, this product is marketed under the ELEVESS trade name. In the U.S., the trade name is HYDRELLE, although the product is not currently marketed in the U.S.

Surgical

Our surgical group consists of products used to prevent surgical adhesions, and to treat ENT disorders.  For the year ended December 31, 2013, sales of surgical products contributed 8% of our product revenue. Hyalobarrier is a clinically proven post-operative adhesion barrier for use in the abdomino–pelvic area. The product is currently commercialized in Europe, the Middle East and certain Asian countries through a distribution network, but is not approved in the U.S. INCERT, approved for sale in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product, for the prevention of spinal post-surgical adhesions. There are currently no plans at this time to distribute INCERT in the U.S. Anika co-owns issued U.S. patents covering the use of INCERT for adhesion prevention. See the section captioned “Patent and Proprietary Rights” for additional information.

Anika S.r.l. also offers several products used in connection with the treatment of ENT disorders. The lead products are Merogel, a woven fleece nasal packing, and Merogel Injectable, a thick, viscous hydrogel composed of cross-linked hyaluronic acid, a biocompatible agent that creates a moist wound-healing environment. Anika S.r.l. is partnered with Medtronic for distribution of these products.

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

 Ophthalmic

Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. For the year ended December 31, 2013, sales of ophthalmic products contributed 6% of our product revenue. Anika previously manufactured the AMVISC product line for Bausch & Lomb under the terms of a supply agreement that expired on December 31, 2010 (the “2004 B&L Agreement”) for viscoelastic products used in ophthalmic surgery. Effective January 1, 2011, the parties entered into a non-exclusive, two year contract intended to transition the manufacture of AMVISC and AMVISC Plus to an alternative, low-cost supplier formerly affiliated with B&L, and we continued to supply B&L with these products during 2011. Effective January 1, 2012, the parties agreed to a three year contract for Anika to continue to supply these products to B&L as a second supplier with committed annual volumes for 2012, and with lower committed volumes in 2013 and 2014.

B&L accounted for 5% of product revenue for the year ended 2013, and is expected to be lower in 2014 under the current contract. Operating margins under the 2004 B&L Agreement were low and will remain at a similar level under the current contract. See Item 1A. “Risk Factors.”

Veterinary

U.S. sales of HYVISC, our product for the treatment of equine osteoarthritis, contributed 5% to product revenue for the year ended December 31, 2013. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Research and Development

Anika’s research and development efforts primarily consisted of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities related to our existing and new products. Our development focus includes products for tissue protection, healing and repair. Our investment in R&D has been important over the years, and varies considerably depending on the number and size of clinical trials and studies underway. We anticipate that we will continue to commit significant resources to research and development, including clinical trials, in the future.

In February 2014 we received FDA approval for MONOVISC. MONOVISC is our first FDA approved single-injection treatment of osteoarthritis that uses a non-animal sourced HA. It is also our first osteoarthritis product based on our proprietary cross-linked HA-technology. We received Conformité Européenne (“CE”) Mark approval for the MONOVISC product in October 2007, and began sales in Europe during the second quarter of 2008.

Our second single-injection osteoarthritis product under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief for a longer period of time. We have completed the formulation and biocompatibility studies of the product. During the second quarter of 2013, we commenced a phase III clinical trial to obtain the needed clinical data for a CE Mark submission and approval, and to support other product registrations including in the United States.

With the acquisition of Anika S.r.l., we have enhanced our research and development capabilities, our technology base, and our pipeline of product candidates. Anika S.r.l. has research and development programs for new products including Hyalofast, an innovative product for cartilage tissue repair, Hyalospine, an adhesion prevention gel for use after spinal surgery, and Hyalobone, a bone tissue filler.

Restructuring Plan

On December 28, 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, established by the EMA for Advanced Therapy Medicinal Products, which became effective January 1, 2013. The restructuring plan primarily involved a workforce reduction, the disposal of related supplies and equipment, and the termination of the Hyalograft C autograft in-process R&D project. We recorded restructuring and related impairment charges in the fourth quarter of 2012 of approximately $2.5 million. Of the total restructuring and related impairment charges, approximately $1.6 million was related to the noncash disposal of assets. The remaining $0.9 million related to cash payments anticipated to occur in 2013, primarily for employee termination costs. The restructuring plan was completed in 2013, with a $286,843 benefit to the statement of operations for the year ended December 31, 2013, based on actual expenses and payment settlements.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign Currency Translation

The functional currency of our wholly-owned foreign subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the monthly average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of accumulated currency translation adjustment.

The Company recognized gains from foreign currency transactions of $259,275 and $200,452 during the years ended December 31, 2013, and 2012, respectively and losses from foreign currency transactions of $623,093 in 2011.

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

Product Revenue

Revenue from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon shipment to the customer. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales, or if the sales price is fixed or determinable, the Company evaluates both the contractual terms and conditions of its distribution and supply agreements as well as its business practices.

Product revenue also includes royalties. Royalty revenue is based on our distributors’ sales and is recognized in the same period our distributors record their sale of products manufactured by us. On a quarterly basis we record royalty revenue based upon sales projections provided to us by our distributor customers. If necessary we adjust our estimates based upon final sales data received prior to issuing our quarterly unaudited or annual audited financial statements.

Pursuant to the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, a medical device excise tax (“MDET”) became effective on January 1, 2013 for sales of certain medical devices. Some of our product sales are subject to the provisions of the MDET. The Company has elected to recognize any amounts related to the MDET under the gross method as allowed under ASC 605-45. For the period ending December 31, 2013, amounts included in revenue and cost of goods sold for the MDET were immaterial.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition, in January 2011, which amends Accounting Standards Codification Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred, while additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Goodwill and Acquired In-Process Research and Development

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired IPR&D represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to the acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value.

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

 To conduct impairment tests of goodwill, the fair value of the acquired reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value for reporting units using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to: risk free rate of return on an investment, weighted average cost of capital, future revenue, operating margin, working capital and capital expenditure needs. Our annual assessment for impairment of goodwill as of November 30, 2013 indicated that the fair value of our reporting unit exceeded the carrying value of the reporting unit. Anika S.r.l. is our only acquired reporting unit and currently holds 100% of the goodwill associated with the 2009 acquisition of that company.

 To conduct impairment tests of IPR&D, the fair value of the IPR&D projects is compared to the carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair values for IPR&D projects using discounted cash flow valuation models which require the use of significant estimates and assumptions including, but not limited to:  estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. Our annual assessment for impairment of IPR&D indicated that the fair value of our IPR&D as of November 30, 2013 exceeded their respective carrying values.

Through December 31, 2013 there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. The excess of the fair value of the equity of the Anika S.r.l. reporting unit over its carrying value at November 30, 2013 increased from the prior year. The Company continues to monitor and evaluate the financial performance of the Anika S.r.l. business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

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

Restructuring and Impairment Charges

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

 Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to indefinitely reinvest undistributed earnings of our foreign subsidiary. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and, as of December 31, 2013 and 2012, was comprised solely of cumulative translation adjustments.

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

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012
Statement of Operations Detail

	Year Ended December 31,
	2013	2012	Inc/(Dec)	Inc/(Dec)
Product revenue	$71,773,730	$68,010,169	$3,763,561	6%
Licensing, milestone and contract revenue	3,307,424	3,348,336	(40,912)	(1%)
Total revenue	75,081,154	71,358,505	3,722,649	5%

Operating expenses:
Cost of product revenue	22,765,404	28,988,621	(6,223,217)	(21%)
Research & development	7,059,875	5,388,036	1,671,839	31%
Selling, general & administrative	12,936,001	14,728,662	(1,792,661)	(12%)
Restructuring charges	(286,843)	2,537,988	(2,824,831)	-
Total operating expenses	42,474,437	51,643,307	(9,168,870)	(18%)
Income from operations	32,606,717	19,715,198	12,891,519	65%
Interest income (expense), net	(127,186)	(187,777)	60,591	(32%)
Income before income taxes	32,479,531	19,527,421	12,952,110	66%
Provision for income taxes	11,905,010	7,769,961	4,135,049	53%
Net income	$20,574,521	$11,757,460	$8,817,061	75%
Product gross profit	$49,008,326	$39,021,548	$9,986,778	26%
Product gross margin	68%	57%

Total Revenue.  Total revenue for the year ended December 31, 2013 increased by $3,722,649 to $75,081,154. The increase in total revenue was primarily due to increased orthobiologics product revenue in 2013 as compared to 2012.

Product revenue by product line.  Product revenue for the year ended December 31, 2013 was $71,773,730, an increase of $3,763,561, or 6%, compared to the prior year.

	Year Ended December 31,
	2013	2012	Inc/(Dec)	Inc/(Dec)
Orthobiologics	$55,956,068	$49,954,112	$6,001,956	12%
Dermal	1,816,602	1,384,403	432,199	31%
Surgical	5,445,715	5,022,456	423,259	8%
Ophthalmic	4,656,560	8,784,011	(4,127,451)	(47%)
Veterinary	3,898,785	2,865,187	1,033,598	36%
	$71,773,730	$68,010,169	$3,763,561	6%

Revenue from orthobiologics increased $6,001,956, or 12%, in 2013 compared to 2012. The improvement in orthobiologics product revenue was due primarily to increases in domestic and international ORTHOVISC sales. Our U.S. ORTHOVISC product revenue for 2013 increased 9% compared to 2012. This increase reflects Mitek’s continued market penetration. International viscosupplementation product revenue in 2013 increased 34% compared to 2012. The increase in international revenue was driven primarily by growth from existing partners, as well as geographic expansion. We expect orthobiologics revenue will continue to increase in 2014, both domestically and internationally.

Dermal revenue increased $432,199, or 31%, in 2013 compared to 2012. The increase was primarily due to Anika S.r.l.’s advanced wound care products revenue which totaled $1,647,396 in 2013, as compared to $976,388 in 2012. This increase was driven by expansion of advanced wound care revenue from existing distributors as well as product launches in South America. We expect advanced wound care revenue to increase in 2014 compared to 2013 primarily due to geographic expansion.

Sales of our surgical products increased $423,259, or 8%, as compared to 2012. This product group consists primarily of Anika S.r.l.’s Hyalobarrier anti-adhesion and ENT products. Our anti-adhesion products include INCERT and Hyalobarrier. Our leading ear, nose and throat care product is Merogel. Anika S.r.l. is partnered with Medtronic for distribution of its ENT products. We expect surgical product revenue to increase in 2014 compared to 2013.

Revenue from ophthalmic products in 2013 decreased $4,127,451, or 47%, compared to revenue for these products in 2012. The decrease was primarily attributable to B&L’s plan to shift manufacturing to an alternative supplier. B&L accounted for 5% of product revenue for the year ended 2013, and is expected to be lower in 2014 due to the lower minimum purchase requirements under the current three year contract. Operating margins under the expired 2004 B&L Agreement were low, and remain at a similar level under the current contract.

Veterinary revenue increased $1,033,598, or 36%, in 2013 as compared to 2012. Sales of HYVISC are made to a single customer under an exclusive agreement which expires December 31, 2014. We expect HYVISC revenue to be at a similar level in 2014 as compared to 2013.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the year ended December 31, 2013 was $3,307,424, compared to $3,348,336 for 2012. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the JNJ Agreement. These amounts are being recognized in income ratably over the ten-year initial term of the agreement, or $2,700,000 per year. The year 2013 was the last year for the recognition of these milestone payments related to ORTHOVISC under the initial term of the agreement. In November 2012, Mitek exercised its option and extended the JNJ Agreement for an additional five years through December 2018.

In December 2011, the Company entered into a fifteen-year licensing and supply agreement with Mitek, Inc. to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which is also being recognized ratably over the life of the underlying agreement of fifteen years. The Company received FDA PMA approval for MONOVISC in February 2014, and is entitled to receive additional payments from Mitek, following FDA approval and commercial launch of the product, as well as payments related to future regulatory, clinical and sales milestones.

Product gross profit and margin.  Product gross profit for the year ended December 31, 2013 was $49,008,326, or 68% of product revenue, compared with $39,021,548, or 57% of product revenue, for the year ended December 31, 2012. The increase in product gross profit was primarily due to the elimination of duplicate manufacturing facility costs for a full year in 2013, improved manufacturing efficiencies, as well as improvements in overall product sales mix, compared to the prior year, with increasing sales of our higher-margin orthobiologics products as a percent of our total product sales being the primary driver.

Research and development.  Research and development (“R&D”) expenses for the year ended December 31, 2013 increased by $1,671,839, or 31%, as compared to the prior year, due to the timing of the start of certain clinical trials. R&D as a percentage of revenue was 9% and 8% for the years ended 2013 and 2012, respectively. We expect research and development expenses will increase in 2014 and thereafter compared to 2013 with our continued efforts for CINGAL, the development efforts for tissue regenerative products, line extension products, new products, and early-stage development projects.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2013 decreased by $1,792,661, or 12%, as compared to 2012. This decrease was primarily due to a legal dispute settlement payment received in 2013, as well as on-going cost saving initiatives. We expect general and administrative expenses for 2014 will increase reflective of the support required to grow our business both domestically and internationally.

Restructuring charges.  On December 28, 2012 the Company announced a strategic shift involving the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, established by the EMA, which became effective January 1, 2013. As a result of the plan, the Company recorded restructuring and associated impairment charges in the fourth quarter 2012 of approximately $2.5 million. Of the total restructuring and associated impairment charges, approximately $1.6 million related to the abandonment and noncash impairment of assets. The remaining $0.9 million related to cash payments anticipated to occur in 2013, primarily for employee termination costs. The restructuring plan was completed in 2013, with a $286,843 benefit to the statement of operations for the year ended December 31, 2013, based on actual expenses and payment settlements.

Interest income (expense), net.  Net interest expense was $127,186 for the year ended December 31, 2013, as compared to $187,777 in the same period ended 2012. The decrease is the result of the lower balance on our outstanding variable interest rate debt during 2013. On November 29, 2013, the Company terminated the Credit Agreement entered into on January 31, 2008 among the Company, as borrower, Anika Securities, Inc., a wholly owned subsidiary of the Company, as guarantor, each of the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. In connection with the termination, the Company pre-paid in full its entire outstanding debt under the Agreement plus accrued interest. The outstanding debt balance of $8,400,000 was pre-paid and we did not incur any pre-payment penalties.

Income taxes.  Provisions for income taxes were $11,905,010 and $7,769,961 for the years ended December 31, 2013 and 2012, respectively. The decrease in the effective tax rate in 2013 of 3.1%, as compared to 2012, is primarily due to increased R&D tax credits, increased deductible stock option expenses resulting from increased exercise activity, and a favorable foreign tax rate differential.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Year ended December 31,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
State tax expense, net of federal benefit	4.8%	6.4%
Permanent items, including nondeductible expenses	(0.2%)	0.9%
State investment tax credit	(0.1%)	(0.2%)
Federal, state and foreign research and development credits	(0.5%)	(1.2%)
Foreign rate differential	0.1%	2.5%
Domestic production deduction	(2.4%)	(3.6%)
Effective income tax rate	36.7%	39.8%

As of December 31, 2013, the Company had net operating losses (“NOL”) for federal income tax purposes in Italy of $9,353,750 with no expiration date.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax asset not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2013, and 2012, respectively.

The 2010 through 2013 tax years remain subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities for U.S. federal and state purposes. The 2009 through 2013 tax years remain subject to examination by the applicable governmental authorities in Italy.

Net income.  For the year ended December 31, 2013, net income was $20,574,521, or $1.39 per diluted share, compared to $11,757,460, or $0.82 per diluted share, for the same period last year. The primary drivers for this increase in net income were an increase in product gross profit due to improvements in operating efficiencies and streamlining of manufacturing operations with the consolidation into one facility, a more favorable product mix, and lower general and administrative expenses.

Year ended December 31, 2012 compared to year ended December 31, 2011
Statement of Operations Detail

	Year Ended December 31,
	2012	2011	Inc/(Dec)	Inc/(Dec)
Product revenue	$68,010,169	$61,956,386	$6,053,783	10%
Licensing, milestone and contract revenue	3,348,336	2,822,249	526,087	19%
Total revenue	71,358,505	64,778,635	6,579,870	10%

Operating expenses:
Cost of product revenue	28,988,621	26,783,738	2,204,883	8%
Research & development	5,388,036	6,168,937	(780,901)	(13%)
Selling, general & administrative	14,728,662	17,858,558	(3,129,896)	(18%)
Restructuring charges	2,537,988	-	2,537,988	-
Total operating expenses	51,643,307	50,811,233	832,074	2%
Income from operations	19,715,198	13,967,402	5,747,796	41%
Interest income (expense), net	(187,777)	(182,388)	(5,389)	3%
Income before income taxes	19,527,421	13,785,014	5,742,407	42%
Provision for income taxes	7,769,961	5,318,334	2,451,627	46%
Net income	$11,757,460	$8,466,680	$3,290,780	39%
Product gross profit	$39,021,548	$35,172,648	$3,848,900	11%
Product gross margin	57%	57%

Total Revenue.  Total revenue for the year ended December 31, 2012 increased by $6,579,870 to $71,358,505. The increase in total revenue was primarily due to increased orthobiologics product revenue in 2012 as compared to 2011.

Product revenue by product line.  Product revenue for the year ended December 31, 2012 was $68,010,169, an increase of $6,053,783, or 10%, compared to the prior year.

	Year Ended December 31,
	2012	2011	Inc/(Dec)	Inc/(Dec)
Orthobiologics	$49,954,112	$39,858,139	$10,095,973	25%
Dermal	1,384,403	3,681,166	(2,296,763)	(62%)
Surgical	5,022,456	4,976,261	46,195	1%
Ophthalmic	8,784,011	10,963,822	(2,179,811)	(20%)
Veterinary	2,865,187	2,476,998	388,189	16%
	$68,010,169	$61,956,386	$6,053,783	10%

Revenue from orthobiologics increased $10,095,973, or 25%, in 2012 compared to 2011. The improvement in orthobiologics product revenue was due primarily an increase in domestic ORTHOVISC sales, offset by decreases in Anika S.r.l.’s orthopedic revenue which was down in all geographic regions. Our U.S. orthobiologics product revenue for 2012 increased 42% compared to 2011. This increase reflected Mitek’s continued market penetration to an estimated market share of 15% in 2012 versus 14% share in 2011. International orthobiologics product revenue in 2012 decreased 21% compared to 2011. The decrease in international revenue was driven primarily by the continued economic stagnation being experienced throughout Europe.

Dermal revenue decreased $2,296,763, or 62%, in 2012 compared to 2011. The decrease was primarily due to Anika S.r.l.’s advanced wound care products revenue which totaled $976,388 in 2012, as compared to $3,331,618 in 2011, due to continued economic challenges faced in the Italian market as well as the impact of changing to a distributor-based sales model in 2012 in Italy, combined with the poor performance of Anika S.r.l.’s distributor in the U.S. territory. Aesthetic dermatology revenue was $408,015 for the year ended December 31, 2012, versus $369,548 for the prior year.

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

Revenue from ophthalmic products in 2012 decreased $2,179,811, or 20%, compared to revenue for these products in 2011. The decrease was primarily attributable to B&L’s plan to shift manufacturing to an alternative supplier. B&L accounted for 11% of product revenue for the year ended 2012.

Veterinary revenue increased $388,189, or 16%, in 2012 as compared to 2011. Sales of HYVISC are made to a single customer under an exclusive agreement which expires December 31, 2014.

Licensing, milestone and contract revenue.  Licensing, milestone and contract revenue for the year ended December 31, 2012 was $3,348,336, compared to $2,822,249 for 2011. Licensing and milestone revenue includes the ratable recognition of the $27,000,000 in up-front and milestone payments related to the JNJ Agreement. These amounts are being recognized in income ratably over the ten-year initial term of the agreement, or $2,700,000 per year. The year 2013 is the last year for the recognition of these milestone payments. In November 2012, Mitek exercised its option and extended the JNJ Agreement for an additional five years through December 2018.

In December 2011, the Company entered into a fifteen-year licensing and supply agreement with Mitek, Inc. to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which is also being recognized ratably over the life of the underlying agreement of fifteen years. The Company is entitled to receive additional payments from Mitek, following FDA approval and commercial launch of the product, as well as payments related to future regulatory, clinical and sales milestones.

Product gross profit and margin.  Product gross profit for the year ended December 31, 2012 was $39,021,548, or 57.4% of product revenue, compared with $35,172,648, or 56.8% of product revenue, for the year ended December 31, 2011. The increase in product gross profit was primarily due to improvements in Anika’s overall product sales mix, as compared to the prior year, with increasing sales of our higher-margin orthobiologics products as a percent of our overall product sales being the primary driver, as well as the realization of operational efficiencies from our new manufacturing facility after consolidation of sites. The positive effect of the improved product sales mix was partially offset by the negative impact of a previously disclosed temporary scale-up issue experienced as we consolidated all of our manufacturing activities into our Bedford facility from our now-closed Woburn facility. Anika S.r.l. outsourced manufacturing of its medical devices to its former parent company, Fidia Farmaceutici, contributing to its then current lower gross margins. The Company continued to make progress on its plan to transfer a significant portion of Anika S.r.l.’s medical device product manufacturing to our Bedford facility and successfully began manufacturing ACP gel products there during the fourth quarter of 2012.

Research and development.   R&D expenses for the year ended December 31, 2012 decreased by $780,901, or 13%, as compared to the prior year, due to the timing of the start of certain clinical trials. R&D as a percentage of revenue was 8% and 10% for the years ended 2012 and 2011, respectively.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2012 decreased by $3,129,896, or 18%, as compared to 2011. This decrease was primarily due to valuation gains associated with the re-measurement of euro-based assets into U.S. dollars as the Dollar weakened during 2012, as compared to 2011, combined with the placing in service the remainder of the Bedford facility, and lower legal and professional fees, offset by exit costs associated with the closing of our Woburn facility.

Restructuring charges.  On December 28, 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, established by the EMA, which became effective January 1, 2013. As a result of the plan, the Company recorded restructuring and associated impairment charges in the fourth quarter of approximately $2.5 million. Of the total restructuring and associated impairment charges, approximately $1.6 million related to the abandonment and noncash impairment of assets. The remaining $0.9 million relates to cash payments anticipated to occur in 2013, primarily for employee termination costs.

Interest income (expense), net.  Net interest expense was $187,777 for the year ended December 31, 2012, as compared to $182,388 in the same period ended 2011. The modest increase was the result of increased rates on our outstanding variable interest rate debt.

Income taxes.  Provisions for income taxes were $7,769,961 and $5,318,334 for the years ended December 31, 2012 and 2011, respectively. The increase in effective tax rate in 2012 of 1.2%, as compared to 2011, was primarily due to an increase in the federal statutory tax rate and the accompanying foreign rate differential, partially offset by increased domestic production deductions all resulting from increased domestic taxable income.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Year ended December 31,
	2012	2011
Statutory federal income tax rate	35.0%	34.0%
State tax expense, net of federal benefit	6.4%	5.7%
Permanent items, including nondeductible expenses	0.9%	0.9%
State investment tax credit	(0.2%)	(0.2%)
Federal, state and foreign research and development credits	(1.2%)	(0.4%)
Foreign rate differential	2.5%	0.9%
Domestic production deduction	(3.6%)	(2.3%)
Effective income tax rate	39.8%	38.6%

As of December 31, 2012, the Company had NOL’s for federal income tax purposes in Italy of $9,144,154 with no expiration date. For Massachusetts state income tax purposes, the Company also had an investment tax credit carry-forward of $298,769 expiring through 2021.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carry-forward and its investment tax credit carry-forward. We concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we did not record a valuation allowance at December 31, 2012, and 2011, respectively.

The 2010 through 2012 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state purposes. The 2009 through 2012 tax years remain subject to examination by the applicable governmental authorities in Italy.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash and investments and debt, have met our cash requirements. Cash and cash equivalents totaled $63.3 million and $44.1 million, and working capital totaled approximately $85.3 million and $62.9 million, at December 31, 2013 and December 31, 2012, respectively. The Company believes it has adequate financial resources to support its business for at least the next twelve months.

Cash provided by operating activities was $25,165,001, $10,548,677 and $10,173,134 for 2013, 2012, and 2011, respectively. Cash provided by operating activities increased by $14,616,324 in 2013, as compared to the same period ended 2012. The increase was primarily attributable to increased net income in the current year combined with improvements in accounts receivable collections and the positive effect of deferred income taxes. These were partially offset by the building of inventories to meet anticipated demand.

Cash used in investing activities was $253,155, $1,504,707 and $1,400,348 in 2013, 2012 and 2011, respectively. The decrease in cash used in investing activities in 2013, as compared to the same period in the prior year, is a result of fewer capital purchases associated with our Bedford facility during the current year.

Cash used in financing activities was $5,689,229, $758,854, and $1,165,340 for 2013, 2012, and 2011, respectively. Cash used in financing activities for 2013 of $9.6 million was due to the pre-payment of long-term debt of $8.4 million in November 2013, and quarterly payment of principle of $0.4 million in each of the first three quarters of 2013. This cash decrease is partially offset by $3.1 million of proceeds from exercises of stock options.

Concentration of Risk

A portion of the Company’s accounts receivable arising from product sales within Italy by Anika S.r.l. are due from public hospitals and other government-funded healthcare agencies. As of December 31, 2013, the Company’s accounts receivable from all Italian customers totaled approximately $1.2 million of which public hospital and agency receivables were approximately $0.2 million.

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

Accounting for Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques, except for operating leases as disclosed in the contractual obligations table below, that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The provisions of ASU 2013-02 are effective for annual and interim periods beginning after December 15, 2012. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Contractual Obligations and Other Commercial Commitments

We incurred significant capital investments related to the build-out of our new facility in Bedford, Massachusetts, as well as the Anika S.r.l. acquisition. Our future capital requirements and the adequacy of available funds will depend, on numerous factors, including:

•	Market acceptance of our existing and future products;

•	The success and sales of our products under current and future distribution agreements;

•	The successful commercialization of products in development;

•	Progress in our product development efforts;

•	The magnitude and scope of such efforts;

•	Any potential acquisitions of products, technologies or businesses;

•	Progress with pre-clinical studies, clinical trials and product approvals and clearances by the FDA and other agencies;

•	The cost of maintaining adequate manufacturing capabilities;

•	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	Competing technological and market developments;

•	The development of strategic alliances for the marketing of certain of our products;

•	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;

•	The cost of maintaining adequate inventory levels to meet current and future product demands; and

•	The successful management of Anika S.r.l.

We cannot assure you that we will record profits in future periods. To the extent that funds generated from our operations, together with our existing capital resources are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners, or through other sources. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. However, we believe that our existing cash and cash equivalents and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. See Item 1A. “Risk Factors.”

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

The table below summarizes our non-cancelable operating leases and contractual obligations at December 31, 2013:

	Payments due by period
		Less than			More than
	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating Leases (1)	$10,505,956	$1,627,388	$3,211,485	$1,943,000	$3,724,083
Purchase Commitments	5,169,047	5,161,476	7,571	-	-
Total	$15,675,003	$6,788,864	$3,219,056	$1,943,000	$3,724,083

(1)
Included in this line is a lease we entered into on January 4, 2007, pursuant to which we lease our Corporate Headquarters facility, The Facility consists of approximately 134,000 square feet of general office, R&D and manufacturing space located in Bedford, Massachusetts. The Lease has an initial term of ten and one-half years, and commenced on May 1, 2007. We have an option under the Lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. Our administrative and R&D personnel began occupying the Bedford facility in November of 2007. The Bedford facility was fully validated and approved by applicable regulatory authorities in 2012. We completed the manufacturing space consolidation and moved all domestic operations into the Bedford facility during the second quarter of 2012. Also included in the table above is the lease entered into in Italy related to Anika S.r.l. The lease for our Italian facility commenced on December 30, 2009 for a period of six years.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments. Our investments consist of money market funds primarily invested in U.S. Treasury obligations.

Primary Market Risk Exposures

Our primary market risk exposures are in the area of currency exchange rate risk. We have two major supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuation for the two contracts on our financial statements was immaterial in 2013. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred.  Our investment portfolio of cash equivalents is subject to interest rate fluctuations, changes in credit quality of the issuer, or otherwise.

A significant portion of Anika S.r.l.’s revenue, and all operating expenses, are denominated in Euros which leaves the Company vulnerable to foreign exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries as of December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2014

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$63,333,160	$44,067,477
Accounts receivable, net of reserves of $593,023 and $337,459 at December 31, 2013 and 2012, respectively	18,736,845	21,462,481
Inventories	10,996,785	8,283,472
Current portion deferred income taxes	659,040	2,031,583
Prepaid expenses and other	865,957	1,539,477
Total current assets	94,591,787	77,384,490
Property and equipment, at cost	52,413,423	52,376,013
Less: accumulated depreciation	(19,474,712)	(17,263,032)
	32,938,711	35,112,981
Long-term deposits and other	69,080	171,053
Intangible assets, net	18,998,409	20,334,636
Goodwill	9,443,894	9,065,891
Total Assets	$156,041,881	$142,069,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,793,911	$2,341,838
Accrued expenses	5,537,881	5,837,044
Deferred revenue	180,433	2,875,067
Current portion of long-term debt	-	1,600,000
Income taxes payable	770,276	1,798,669
Total current liabilities	9,282,501	14,452,618
Other long-term liabilities	1,133,544	1,541,124
Long-term deferred revenue	2,054,941	2,152,778
Deferred tax liability	7,936,864	6,997,397
Long-term debt	-	8,000,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 14,289,308 and 13,866,060 shares issued and outstanding at December 31, 2013 and 2012, respectively	142,893	138,659
Additional paid-in-capital	70,606,031	65,431,424
Accumulated currency translation adjustment	(1,699,095)	(2,654,630)
Retained earnings	66,584,202	46,009,681
Total stockholders’ equity	135,634,031	108,925,134
Total Liabilities and Stockholders’ Equity	$156,041,881	$142,069,051

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
	2013	2012	2011
Product revenue	$71,773,730	$68,010,169	$61,956,386
Licensing, milestone and contract revenue	3,307,424	3,348,336	2,822,249
Total revenue	75,081,154	71,358,505	64,778,635

Operating expenses
Cost of product revenue	22,765,404	28,988,621	26,783,738
Research & development	7,059,875	5,388,036	6,168,937
Selling, general & administrative	12,936,001	14,728,662	17,858,558
Restructuring charges	(286,843)	2,537,988	-
Total operating expenses	42,474,437	51,643,307	50,811,233
Income from operations	32,606,717	19,715,198	13,967,402
Interest income (expense), net	(127,186)	(187,777)	(182,388)
Income before income taxes	32,479,531	19,527,421	13,785,014
Provision for income taxes	11,905,010	7,769,961	5,318,334
Net income	$20,574,521	$11,757,460	$8,466,680

Basic net income per share:
Net income	$1.46	$0.89	$0.65
Basic weighted average common shares outstanding	14,086,912	13,260,739	13,064,051
Diluted net income per share:
Net income	$1.39	$0.82	$0.62
Diluted weighted average common shares outstanding	14,825,599	14,344,577	13,747,813

Net income	$20,574,521	$11,757,460	$8,466,680
Other comprehensive income (loss)
Foreign currency translation adjustment	955,535	412,551	(519,405)
Comprehensive income	$21,530,056	$12,170,011	$7,947,275

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

					Accumulated
	Common Stock				Currency	Total
	Number of	$.01 Par	Additional Paid	Retained	Translation	Stockholders'
	Shares	Value	in Capital	Earnings	Adjustment	Equity
Balance, December 31, 2010	13,482,384	$134,823	$61,817,558	$25,785,541	$(2,547,776)	$85,190,146
Issuance of common stock for employee equity awards	148,223	1,482	158,988	-	-	160,470
Tax benefit related to stock based compensation	-	-	274,190	-	-	274,190
Stock based compensation expense	-	-	1,190,697	-	-	1,190,697
Net income	-	-	-	8,466,680	-	8,466,680
Other comprehensive loss	-	-	-	-	(519,405)	(519,405)
Balance, December 31, 2011	13,630,607	136,305	63,441,433	34,252,221	(3,067,181)	94,762,778
Issuance of common stock for employee equity awards	235,453	2,354	386,321	-	-	388,675
Tax benefit related to stock based compensation	-	-	452,471	-	-	452,471
Stock based compensation expense	-	-	1,151,199	-	-	1,151,199
Net income	-	-	-	11,757,460	-	11,757,460
Other comprehensive income	-	-	-	-	412,551	412,551
Balance, December 31, 2012	13,866,060	138,659	65,431,424	46,009,681	(2,654,630)	108,925,134
Issuance of common stock for employee equity awards	423,248	4,234	3,049,707	-	-	3,053,941
Tax benefit related to stock based compensation	-	-	856,830	-	-	856,830
Stock based compensation expense	-	-	1,268,070	-	-	1,268,070
Net income	-	-	-	20,574,521	-	20,574,521
Other comprehensive income	-	-	-	-	955,535	955,535
Balance, December 31, 2013	14,289,308	$142,893	$70,606,031	$66,584,202	$(1,699,095)	$135,634,031

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$20,574,521	$11,757,460	$8,466,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,772,491	4,525,247	4,002,391
Stock-based compensation expense	1,268,070	1,151,199	1,190,697
Deferred income taxes	2,205,608	(10,269)	1,989,708
Provision for doubtful accounts	238,071	135,353	331,528
Provision for inventory	171,089	1,310,953	1,427,862
Gain on sale of assets	(126,284)	-	-
Tax benefit from exercise of stock options	(856,830)	(452,471)	(274,190)
Restructuring (credits) charges	(160,559)	1,604,256	-
Changes in operating assets and liabilities:
Accounts receivable	2,411,247	(4,271,129)	(2,998,037)
Inventories	(2,823,059)	(2,370,318)	224,714
Prepaid expenses and other current assets	204,519	200,453	947,263
Long-term deposits and other	101,986	33,995	179,939
Accounts payable	622,928	(2,879,330)	(6,594,292)
Accrued expenses	(376,897)	1,420,131	1,042,845
Deferred revenue	(2,795,285)	(2,858,262)	(213,888)
Income taxes payable	152,364	1,268,442	450,482
Other long-term liabilities	(418,979)	(17,033)	(568)
Net cash provided by operating activities	25,165,001	10,548,677	10,173,134

Cash flows from investing activities:
Purchase of property and equipment	(440,890)	(1,504,707)	(1,400,348)
Proceeds from sale of assets	187,735	-	-
Net cash used in investing activities	(253,155)	(1,504,707)	(1,400,348)

Cash flows from financing activities:
Principal payments on debt	(9,600,000)	(1,600,000)	(1,600,000)
Proceeds from exercise of stock options	3,053,941	388,675	160,470
Tax benefit from exercise of stock options	856,830	452,471	274,190
Net cash used in financing activities	(5,689,229)	(758,854)	(1,165,340)

Exchange rate impact on cash	43,066	5,139	(32,156)

Increase in cash and cash equivalents	19,265,683	8,290,255	7,575,290
Cash and cash equivalents at beginning of period	44,067,477	35,777,222	28,201,932
Cash and cash equivalents at end of period	$63,333,160	$44,067,477	$35,777,222

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,841,546	$6,496,000	$2,651,212
Cash paid for interest	$125,978	$184,881	$193,880

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with FDA and foreign regulations and approval requirements, as well as the ability to grow the Company’s business.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities, Inc. (a Massachusetts Securities Corporation), and Anika Therapeutics S.r.l. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period and intra-period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

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

The Company recognized gains from foreign currency transactions of $259,275 and $200,452 during the years ended December 31, 2013, and 2012 respectively and a loss from foreign currency transactions of $623,093 in 2011.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Cash equivalents in money market accounts measured and recorded at fair value on a recurring basis were $34,266,501 and $34,264,268 at December 31, 2013 and 2012 respectively, and were classified as Level 2 and Level 1 instruments, accordingly.

The Company did not have any debt instruments as of December 31, 2013. The carrying value of our debt instrument at December 31, 2012 was $9,600,000. The estimated fair value of our debt instrument at December 31, 2012 approximated book value using market observable inputs and interest rate measurements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $593,023 and $337,459 at December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
Balance, beginning of the year	$337,459	$334,473
Amounts provided	255,564	138,339
Amounts written off	-	(135,353)
Balance, end of the year	$593,023	$337,459

There were no uncollectible trade accounts receivables written-off in 2013. Uncollectible trade accounts receivable written-off were $135,353 and $2,047 in 2012, and 2011, respectively. Provisions for bad debt expense were $238,071, $138,339, and $306,520 in 2013, 2012, and 2011, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Revenue Recognition - General

We recognize revenue from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collection from the customer is reasonably assured.

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

Product revenue also includes royalties. Royalty revenue is based on our distributors’ sales and recognized in the same period our distributors record their sale of products manufactured by us. On a quarterly basis we record royalty revenue based upon sales projections provided to us by our distributor customers. If necessary we adjust our estimates based upon final sales data received prior to issuing our quarterly unaudited or annual audited financial statements.

Pursuant to the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, a medical device excise tax (“MDET”) became effective on January 1, 2013 for sales of certain medical devices. Some of our product sales are subject to the provisions of the MDET. The Company has elected to recognize any amounts related to the MDET under the gross method as allowed under ASC 605-45. For the period ending December 31, 2013, amounts included in revenue and cost of goods sold for the MDET were immaterial.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted ASU 2009-13, Revenue Recognition, in January 2011, which amends ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Cash, Cash Equivalents and Marketable Investments

We consider only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months.

At December 31, 2013 and 2012, respectively, cash equivalents were comprised of money market funds secured by U.S. Treasury obligations, which approximates fair market value. We had no marketable investments at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, Mitek, Medtronic Xomed, Soylu Medikal San ve Dis Tic Ltd., Pharmascience, Inc., and Bausch & Lomb, combined, represented 67% of the Company’s accounts receivable balance. As of December 31, 2012, Mitek, Medtronic Xomed, Soylu Medikal San ve Dis Tic Ltd., Rivex Pharma, and Takeda, combined, represented 78% of the Company’s accounts receivable balance.

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

When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $10,996,785 and $8,283,472 as of December 31, 2013 and 2012, respectively, is stated net of aggregate inventory write-downs of $758,106 and $1,161,805, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases which range from six months to 24 years at December 31, 2013. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Goodwill and Acquired Intangible Assets

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired IPR&D represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to the acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value.

Goodwill and IPR&D are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the acquired reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value for reporting units using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to; risk free rate of return on an investment, weighted average cost of capital, future revenue, operating margin, working capital and capital expenditure needs. Our annual assessment for impairment of goodwill as of November 30, 2013 indicated that the fair value of our reporting units exceeded the carrying value of the reporting units. Anika S.r.l. is our only acquired reporting unit and currently holds 100% of the goodwill associated with the 2009 acquisition of that company. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair value for IPR&D projects using discounted cash flow valuation models which require the use of significant estimates and assumptions including but not limited to: estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. Our annual assessment for impairment of IPR&D indicated that the fair value of our IPR&D as of November 30, 2013 exceeded their respective carrying values. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

As part of the restructuring plan we adopted during the fourth quarter of 2012, we terminated an IPR&D project related to our tissue engineering operation and included an expense of approximately $1.2 million as a component of the overall restructuring charge for the year ended December 31, 2012. See “Restructuring Charges,” below, and Note 16 for additional disclosure.

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

As part of the restructuring plan we adopted during the fourth quarter of 2012, we disposed of long-lived assets related to our tissue engineering operation and included an expense of approximately $0.3 million as a component of the overall restructuring charge for the year ended December 31, 2012. See “Restructuring Charges,” below, and Note 16 for additional disclosure.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiary. Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and, as of December 31, 2013 and 2012, respectively, was comprised solely of cumulative translation adjustments.

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

 Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The provisions of ASU 2013-02 are effective for annual and interim periods beginning after December 15, 2012. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Year ended December 31,
	2013	2012	2011
Shares used in the calculation of Basic earnings per share	14,086,912	13,260,739	13,064,051
Effect of dilutive securities: Stock options, SAR's, RSA's, and shares held in escrow	738,687	1,083,838	683,762
Diluted shares used in the calculation of earnings per share	14,825,599	14,344,577	13,747,813

Stock options to purchase 21,326 shares, 131,273 shares, and 1,142,840 shares for 2013, 2012 and 2011, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

At December 31, 2013, 2012 and 2011, 52,339 shares, 54,124 shares, and 59,196 shares of issued and outstanding unvested restricted stock, respectively, were excluded from the basic earnings per share calculation in accordance with ASC 260.

4. Inventories

Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$5,926,030	$6,109,807
Work-in-process	2,308,233	777,056
Finished goods	2,762,522	1,396,609
Total	$10,996,785	$8,283,472

 5. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2013	2012
Machinery and equipment	$23,326,622	$22,863,921
Furniture and fixtures	1,316,014	1,274,477
Leasehold improvements	27,613,495	28,195,345
Construction in progress	157,292	42,270
Subtotal	52,413,423	52,376,013
Less accumulated depreciation	(19,474,712)	(17,263,032)
Total	$32,938,711	$35,112,981

Depreciation expense was $2,678,745, $2,496,749 and $1,816,188 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We completed our annual impairment review as of November 30, 2013 and concluded that no impairment in the carrying value exists as of that date with respect to both goodwill and IPR&D. Through December 31, 2013 there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. The excess of the fair value of the equity of the Anika S.r.l. reporting unit over its carrying value at November 30, 2013 increased from the prior year. The Company continues to monitor and evaluate the financial performance of the Anika S.r.l. business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. See Note 16, Restructuring, for additional disclosure.

Amortization expense was $2,093,746, $2,028,498, and $2,186,203 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, amortization expense on intangible assets for the next five years is expected to be approximately $2.0 million annually.

Intangible assets, stated at cost, consist of the following:

		December 31, 2013			December 31, 2012
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(950,299)	$(3,996,698)	$11,753,003	$12,370,042	15
In-process research & development	5,502,686	(216,559)	-	5,286,127	4,980,574	Indefinite
Distributor relationships	4,700,000	(423,532)	(3,412,813)	863,655	1,733,453	5
Patents	1,000,000	(53,908)	(226,518)	719,574	749,166	16
Elevess trade name	1,000,000	-	(623,950)	376,050	501,401	9
Total	$28,902,686	$(1,644,298)	$(8,259,979)	$18,998,409	$20,334,636

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Payroll and benefits	$2,728,616	$2,477,833
Professional fees	383,231	642,853
Clinical trial costs	882,651	102,414
Research grants	610,498	844,803
Restructuring costs	24,638	933,732
Other	908,247	835,409
Total	$5,537,881	$5,837,044

8. Deferred Revenue

In December 2003, the Company entered into a ten-year licensing and supply agreement (the “JNJ Agreement”) with Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, to market ORTHOVISC in the U.S. In mid-2005, the agreement was assigned to Mitek. Under the JNJ Agreement, Mitek performs sales, marketing and distribution functions and licenses the right to further develop and commercialize ORTHOVISC as well as other new products for the treatment of pain associated with osteoarthritis based on the Company’s viscosupplementation technology. In support of the license, the JNJ Agreement provides that Mitek will fund post-marketing clinical trials for new indications of ORTHOVISC. The Company received an initial payment of $2,000,000 upon entering into the JNJ Agreement, a milestone payment of $20,000,000 in February 2004, as a result of obtaining FDA approval of ORTHOVISC, and a milestone payment of $5,000,000 in December 2004 for planned upgrades to our manufacturing operations. The Company evaluated the terms of the JNJ Agreement and determined that the upfront fee and milestone payments did not meet the conditions to be recognized separately from the supply agreement.

In December 2011, the Company entered into a fifteen-year licensing and supply agreement (the “Mitek MONOVISC Agreement”) with Mitek, a member of the Johnson & Johnson family of companies, to market MONOVISC in the U.S. The Company received an initial payment of $2,500,000 in December 2011, which is being recognized ratably over the fifteen year term of the Mitek MONOVISC Agreement, as there was no stand-alone value associated with this payment, up-front recognition was prohibited. The Company will receive additional payments from Mitek, following commercial launch of the product, related to future regulatory, clinical and sales milestones.

Current and long-term deferred revenue related to the JNJ Agreement, the Mitek MONOVISC Agreement and other agreements was $2,235,374 and $5,027,845 at December 31, 2013 and 2012, respectively.

9. Commitments and Contingencies

Leasing Arrangements

The Company’s headquarters facility is located in Bedford, Massachusetts, where the Company leases approximately 134,000 square feet of administrative, manufacturing, and R&D space. This lease was entered into on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and one-half years. The Company has an option under the lease to extend its terms for up to four additional periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or current term thereof. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years.

The Company’s administrative and R&D personnel moved into the Bedford facility in November of 2007. The build-out of the Bedford facility, including the required validation process for the manufacturing space, was substantially completed during 2011. The Bedford facility was fully validated and approved by applicable regulatory authorities in 2012.

As part of the acquisition of Anika S.r.l., the Company now leases approximately 28,000 square feet of laboratory, warehouse and office space in Abano Terme, Italy. The lease commenced on December 30, 2009 for an initial term of six (6) years.

Rental expense in connection with the various facility leases totaled $1,400,120, $2,486,849 and $3,479,632, for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company’s future lease commitments as of December 31, 2013 are as follows:

2014	$1,627,388
2015	1,605,742
2016	1,605,742
2017	971,500
2018 and thereafter	4,695,583
$10,505,955

Warranty and Guarantor Arrangements

In certain of our contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at December 31, 2013 and 2012, respectively, and has no history of claims paid.

Legal Proceedings

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On August 30, 2010, the Company filed an answer denying liability. On April 26, 2011, Genzyme filed a motion to add its newly-issued U.S. Patent No. 7,931,030 to this litigation and also filed a separate new complaint in the District of Massachusetts alleging that the Company’s manufacture and sales of MONOVISC in the United States will infringe that patent. On May 23, 2011, the District Court entered orders permitting Genzyme to file its supplement complaint adding its newly-issued U.S. Patent No. 7,931,030 to this litigation and requiring Genzyme to withdraw its separately filed complaint. On July 14, 2011, the Company filed an answer to the supplemental complaint, denying liability. On May 10, 2012, Genzyme dismissed its claim of infringement of U.S. Patent No. 5,399,351 against the Company. The Company believes that neither MONOVISC, nor its manufacture, does or will infringe any valid and enforceable claim of the asserted patents. Management assessed and determined that contingent losses related to this matter were not probable. Therefore, pursuant to ASC 450, Contingencies, an accrual was not recorded for this loss contingency. Pursuant to the terms of the licensing and supply agreement entered into with Mitek, Inc. in December 2011, Mitek agreed to assume certain obligations of the Company related to this litigation. On August 3, 2012, a jury in the United States District Court for the District of Massachusetts held U.S. Patent No. 7,931,030 invalid as obvious and not infringed in litigation between Genzyme and Seikagaku Corporation, Zimmer Holdings Inc., Zimmer, Inc. and Zimmer U.S., Inc. concerning the Gel-One product. On September 19, 2012, Genzyme and the Company jointly requested that the  District Court stay Genzyme’s lawsuit against the Company pending full resolution of the Seikagaku/Zimmer lawsuit, including through any appeal of the judgment entered in that lawsuit. The District Court granted the motion on September 28, 2012. In September of 2013, the District Court in the Seikagaku/Zimmer lawsuit issued an order denying all the post-trial motions in that case, except for Seikagaku/Zimmer’s motion for damages against Genzyme. On October 14, 2013, Genzyme filed a notice of appeal to the United States Court of Appeals for the Federal Circuit challenging the District Court’s judgment of invalidity and non-infringement. That appeal was dismissed by the Court of Appeals on January 13, 2014 pursuant to a request made by Genzyme. On January 27, 2014, the District Court granted a joint motion filed by the parties to dismiss with prejudice all claims in the Seikagaku/Zimmer lawsuit and the case was terminated. On March 7, 2014 Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion dismissing with prejudice all of Genzyme’s claims against the Company and the case was terminated.

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

At the 2013 Annual Meeting of Stockholders on June 18, 2013, the shareholders of the Company approved an additional amendment to the Amended 2003 Plan, which among other things, increased the number of shares reserved for issuance under the Company’s stock option and incentive plan by 650,000 to 3,800,000 shares.

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

The 2003 Plan succeeds the Anika Therapeutics, Inc. 1993 Stock Option Plan (“1993 Plan”) which expired according to its terms in 2003. As of December 31, 2013, there were no shares outstanding under the 1993 Plan included in the total outstanding options of 1,513,326. There are 1,266,036 options available for future grant at December 31, 2013.

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

The Company uses historical data on exercise of stock options and other factors to evaluate and estimate the expected term of share-based awards. The Company also evaluates actual forfeiture rates periodically and adjusts the expected forfeiture rate assumption within the model accordingly. The expected volatility assumption is evaluated against the historical volatility of the Company’s common stock over a four year average and is adjusted if there are material swings in historical volatility. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant.

The fair value of each stock option and SAR award during 2013, 2012, and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2013	2012	2011
Risk free interest rate	0.61% to 1.02%	0.63% to 0.64%	1.10% to 1.51%
Expected volatility	53.60% to 57.60%	57.60%	57.60%
Expected lives (years)	4	4	4
Expected dividend yield	0.00%	0.00%	0.00%

            The Company recorded $1,268,070, $1,151,199 and $1,190,697 of share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively, for stock options, SAR’s and restricted stock awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees.

Combined stock options and SAR’s activity under our plans is summarized as follows for the years ended December 31, 2013 and, 2012 respectively:

	2013		2012
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Options and SAR's outstanding at beginning of year	1,793,685	$8.30	2,108,003	$7.26
Granted	413,500	$12.55	204,000	$12.06
Cancelled	(243,724)	$8.77	(212,749)	$6.58
Expired	(9,928)	$9.62	(7,714)	$1.68
Exercised	(440,207)	$8.71	(297,855)	$4.74
Options and SAR's outstanding at end of year	1,513,326	$9.14	1,793,685	$8.30

Of the 1,513,326 options and SAR’s outstanding at December 31, 2013, 1,484,786 are vested, or are expected to vest, with a weighted-average exercise price of approximately $7.87 as well as an aggregate intrinsic value of approximately $28 million related to these awards. The weighted average remaining contractual term of the vested and expected to vest options and SAR’s was 4.1 years as of December 31, 2013.

As of December 31, 2013, total unrecognized compensation costs related to non-vested options and SAR’s was approximately $1,974,000 and is expected to be recognized over a weighted average period of 2.9 years.

There were 198,989 incentive stock options exercisable at December 31, 2013 with a weighted-average exercise price of $8.56 and a weighted-average remaining contractual term of 5.2 years for these awards.

There were 152,968 non-qualified stock options exercisable at December 31, 2013 with a weighted-average exercise price of $8.43 and a weighted-average remaining contractual term of 5.2 years.

There were 572,453 SAR’s exercisable at December 31, 2013 with a weighted-average exercise price of $7.49 and a weighted-average remaining contractual term of 3.4 years for these awards.

The aggregate intrinsic value of stock options and SAR’s fully vested at December 31, 2013 and 2012 was $27,997,198 and $2,115,267, respectively. The aggregate intrinsic value of stock options and SAR’s outstanding at December 31, 2013 and, 2012 was $43,199,713 and $4,074,471, respectively.

The total intrinsic value of options and SAR’s exercised was $4,370,830 and, $2,214,516 for the years ended December 31, 2013 and 2012, respectively.

The total fair value of options and SAR’s vested during the years ended December 31, 2013 and 2012 was $1,088,802 and $997,194, respectively.

The Company received $3,053,941 and $388,675 for exercises of stock options during the years ended December 31, 2013 and 2012, respectively.

The restricted stock activity for the years ended December 31, 2013 and 2012 is as follows:

	2013		2012
	Number of Shares	Weighted Average Granted Date Fair Value	Number of Shares	Weighted Average Granted Date Fair Value
Nonvested at Beginning of year	68,956	$6.87	59,196	$5.71
Granted	36,220	$17.00	31,312	$9.10
Cancelled	-	$-	(25)	$3.05
Expired	-	$-	-	$-
Vested/Released	(25,585)	$5.95	(21,527)	$5.08
Nonvested at end of year	79,591	$11.93	68,956	$6.87

The total fair value of restricted stock and restricted stock units vested during the year ended December 31, 2013 was $290,704.

11. Shareholder Rights Plan

On April 4, 2008, the Board of Directors of the Company adopted a Shareholder Rights Plan (“2008 Plan”) that replaced the Company’s former Shareholder Rights Plan. Under the 2008 Plan, the Rights generally become exercisable if:

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

12. Employee Benefit Plan

U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make matching contributions up to a limit of 5% of an employee’s eligible compensation. In addition, the Company may make annual discretionary contributions. For the years ended December 31, 2013, 2012, and 2011, the Company made matching contributions of $362,150, $326,007 and $279,816, respectively.

13. Revenue by Product Group, by Significant Customer and by Geographic Region; Geographic Information

Product revenue by product group is as follows:

	Year Ended December 31,
	2013		2012		2011
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Orthobiologics	$55,956,068	78%	$49,954,112	74%	$39,858,139	64%
Dermal	1,816,602	3%	1,384,403	2%	3,681,166	6%
Surgical	5,445,715	8%	5,022,456	7%	4,976,261	8%
Ophthalmic	4,656,560	6%	8,784,011	13%	10,963,822	18%
Veterinary	3,898,785	5%	2,865,187	4%	2,476,998	4%
	$71,773,730	100%	$68,010,169	100%	$61,956,386	100%

Product revenue by significant customers as a percent of product revenues is as follows:

Percentage of Product Revenue
	Year Ended December 31,
	2013	2012	2011
DePuy Mitek	63%	61%	47%
Boehringer	5%	4%	4%
Bausch & Lomb	5%	12%	16%
Pharmascience/Rivex	3%	2%	1%
Medtronic XoMed	3%	3%	6%
	79%	82%	74%

Total revenue by geographic location in total and as a percentage of total revenue are as follows:

	Year Ended December 31,
	2013		2012		2011
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
United States	$58,490,142	78%	$57,976,667	81%	$48,366,140	75%
Europe	7,411,568	10%	6,218,890	9%	10,988,664	17%
Other	9,179,444	12%	7,162,948	10%	5,423,831	8%
Total	$75,081,154	100%	$71,358,505	100%	$64,778,635	100%

The Company recorded licensing, milestone and contract revenue of $3,307,424, $3,348,336 and $2,822,249 for the years ended December 31, 2013, 2012, and 2011, respectively. Substantially all licensing, milestone and contract revenue was derived in the United States for each year presented.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net tangible long-lived assets by principal geographic areas were as follows:

	Years Ended December 31,
	2013	2012
United States	$31,999,468	$33,792,325
Italy	939,243	1,320,656
Total	$32,938,711	$35,112,981

14. Income Taxes

 Income Tax Expense

The components of the Company’s income before income taxes and our provision for (benefit from) income taxes consist of the following:

	Year ended December 31,
	2013	2012	2011
Income (loss) before income taxes
Domestic	$33,060,976	$26,170,313	$15,962,992
Foreign	(581,445)	(6,642,892)	(2,177,978)
	$32,479,531	$19,527,421	$13,785,014

	Year ended December 31,
	2013	2012	2011
Provision for (benefit from) income taxes:
Current provision:
Federal	$8,024,303	$7,594,287	$3,327,626
State	1,580,963	885,958	155,855
Foreign	94,136	(188,650)	90,626
	9,699,402	8,291,595	3,574,107
Deferred provision:
Federal	2,374,850	776,486	1,907,408
State	114,546	602,447	570,869
Foreign	(283,788)	(1,900,567)	(734,050)
	2,205,608	(521,634)	1,744,227
Total provision	$11,905,010	$7,769,961	$5,318,334

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Deferred revenue	$852,207	$1,988,509
Stock-based compensation expense	1,358,554	1,584,583
Tax credit carry forward	19,967	194,364
Net operating loss carryforward, foreign	2,578,640	2,520,746
Accrued expenses and other	649,402	954,559
Inventory reserve	283,996	405,302
Deferred tax asset	$5,742,766	$7,648,063

	December 31,
	2013	2012
Deferred tax liabilities:
Acquisition-related Intangibles	$(6,056,162)	$(6,482,404)
Depreciation	(6,964,428)	(6,131,473)
Deferred tax liability	$(13,020,590)	$(12,613,877)

Tax Rate

The reconciliation between the U.S. federal statutory rate and our effective rate is summarized as follows:

	Year ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	34.0%
State tax expense, net of federal benefit	4.8%	6.4%	5.7%
Permanent items, including nondeductible expenses	(0.2%)	0.9%	0.9%
State investment tax credit	(0.1%)	(0.2%)	(0.2%)
Federal, state and foreign research and development credits	(0.5%)	(1.2%)	(0.4%)
Foreign rate differential	0.1%	2.5%	0.9%
Domestic production deduction	(2.4%)	(3.6%)	(2.3%)
Effective income tax rate	36.7%	39.8%	38.6%

As of December 31, 2013, the Company had NOL’s for federal income tax purposes in Italy of $9,353,750 with no expiration date.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its NOL carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2013, and 2012, respectively.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year ended December 31,
	2013	2012	2011
Unrecognized tax benefit, beginning of year	$56,170	$56,170	$37,428
Tax positions related to current year	-	-	38,329
Tax positions related to prior years	-	38,329	(19,587)
Statute expirations	(56,170)	(38,329)	-
Unrecognized tax benefit, end of year	$-	$56,170	$56,170

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2010 through 2013 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2009 through 2013 tax years remain subject to examination by the appropriate governmental authorities for Italy.

We do not anticipate experiencing any significant increases or decreases in our unrecognized tax benefits within the twelve months following December 31, 2013.

We incurred expenses related to stock-based compensation in 2013, 2012 and 2011 of $1,268,070, $1,151,199, and $1,190,697, respectively. Accounting for the tax effects of certain stock-based awards requires that we establish a deferred tax asset as the compensation expense is recognized for financial reporting prior to recognizing the related tax deduction upon exercise of the awards. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $1,984,280, $285,068, and $219,626 in 2013, 2012 and 2011, respectively.

Upon the settlement of certain stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with cumulative financial reporting compensation cost and any excess tax deduction related to these awards is considered a windfall tax benefit. Such benefits are tracked in a "windfall tax benefit pool" to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. We follow the with-and-without approach for the direct effects of windfall/shortfall items and to determine the timing of the recognition of any related benefits. We recorded a net windfall of $856,830, $452,471 and $274,190 in 2013, 2012 and 2011, respectively.

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

In connection with the acquisition of Anika S.r.l., the Company entered into a Consent and First Amendment to the original loan facility with Bank of America. As part of this amendment, the interest rate for Eurodollar based loans was increased and is payable at a rate based upon, at the Company’s election, either Bank of America’s prime rate or LIBOR plus 125 basis points. In addition, the Company pledged to the lender sixty-five percent (65%) of the stock of Anika Therapeutics S.r.l. We also incurred $74,000 of fees charged by Bank of America which were capitalized in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishments, as the Consent and First Amendment represents a debt modification. On November 29, 2013, the Company terminated the Credit Agreement entered into on January 31, 2008 with Bank of America, N.A. In connection with the termination, the Company pre-paid, in full, its entire outstanding debt under the Agreement, plus accrued interests. As of December 31, 2012, the Company had a total outstanding debt balance of $9,600,000, of which $1,600,000 was recorded as current. In November 2013, the outstanding debt balance of $8,400,000 was pre-paid. All capitalized costs associated with the debt facility were recorded as interest expense upon termination. We did not incur any pre-payment penalties.

16. Restructuring

 On December 28, 2012 the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, established by the EMA, which became effective January 1, 2013. As a result of the plan, the Company recorded restructuring and associated impairment charges in the fourth quarter 2012 of approximately $2.5 million. Of the total restructuring and associated impairment charges, approximately $1.6 million related to the abandonment and noncash impairment of assets. The remaining $0.9 million related to cash payments anticipated to occur primarily in 2013 and for employee termination costs.

We were completed with the restructuring plan in 2013. Settlements for employee dismissals were lower than anticipated and previously impaired and written-off assets were sold, resulting in a restructuring credit of $286,843 for the twelve months ended December 31, 2013. The carrying value of the restructuring accrual approximated fair value at December 31, 2013.

The following table summarizes restructuring accrual activity for the twelve months ended December 31, 2013:

	Restructuring Accrual
	Employee Severance and Related Benefits	Activity Termination and Facility Closure Costs	Total
December 31, 2012	$801,453	$132,279	$933,732
Cash Proceeds, Disbursements	(724,064)	(46,776)	(770,840)
Write Offs and Abandonments	(56,549)	(82,691)	(139,240)
Foreign Exchange Impact	869	117	986
December 31, 2013	$21,709	$2,929	$24,638

17. Related Party

In connection with the acquisition of Anika S.r.l. by Anika on December 30, 2009, Fidia Farmaceutici S.p.A ("Fidia") acquired ownership of 1,981,192 shares of the Company's common stock.

Fidia sold 100% of its ownership interest in Anika Therapeutics, Inc. common stock during the third and fourth quarters of 2013. As such, Fidia owned 0% and 14.3% of the outstanding shares of the Company as of December 31, 2013 and 2012, respectively. Under the guidance provided by ASC 850, Related Party Disclosures, Fidia is no longer considered a related party to the Company.

18. Subsequent Event

On March 10, 2014 the United States District Court for the District of Massachusetts issued an order dismissing, with prejudice, the previously-disclosed litigation between Genzyme Corporation and the Company (see Note 9). Under the license agreement with Mitek, Anika will receive a milestone payment of $17.5 million upon an irrevocable resolution of the Genzyme litigation allowing Mitek and Anika to make, use, and sell MONOVISC without infringing the Genzyme intellectual property.

19. Quarterly Financial Data (Unaudited)

Year 2013	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Product revenue	$20,188,488	$17,023,346	$20,067,407	$14,494,489
Total revenue	21,251,328	17,754,438	20,828,377	15,247,011
Cost of product revenue	6,235,334	5,377,568	6,311,332	4,841,170
Gross profit on product revenue	13,953,154	11,645,778	13,756,075	9,653,319
Net income	$6,654,369	$4,957,258	$5,894,892	$3,068,002
Per common share information:
Basic net income per share	$0.47	$0.36	$0.44	$0.23
Basic common shares outstanding	14,272,606	13,682,449	13,510,573	13,406,952
Diluted net income per share	$0.44	$0.33	$0.40	$0.21
Diluted common shares outstanding	15,084,738	14,958,965	14,578,927	14,357,110

Year 2012	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Product revenue	$21,459,124	$14,055,440	$18,882,277	$13,613,328
Total revenue	22,606,465	14,766,611	19,624,769	14,360,660
Cost of product revenue	7,269,886	7,221,028	8,084,226	6,413,481
Gross profit on product revenue	14,189,238	6,834,412	10,798,051	7,199,847
Net income	$4,463,223	$1,645,250	$3,736,868	$1,912,119
Per common share information:
Basic net income per share	$0.33	$0.12	$0.28	$0.15
Basic common shares outstanding	13,324,942	13,287,463	13,262,023	13,162,824
Diluted net income per share	$0.31	$0.11	$0.26	$0.14
Diluted common shares outstanding	14,299,211	14,459,154	14,443,794	14,089,946

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework as issued in 1992.

Based on our assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of Form 10-K.

(1) Financial Statements

	Report of Independent Registered Public Accounting Firm	[48]
	Consolidated Balance Sheets	[49]
	Consolidated Statements of Operations and Comprehensive Income	[50]
	Consolidated Statements of Stockholder’s Equity	[51]
	Consolidated Statements of Cash Flows	[52]
	Notes to Consolidated Financial Statements	[53-71]

(2) Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index (b) below.

(b) Exhibit No.	Description
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

** 10.39
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

†10.41
Amendment to the Second Amended and Restated 2003 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 001-14027), filed with the Securities and Exchange Commission on June 18, 2013.

(11) Statement Regarding the Computation of Per Share Earnings
11.1	See Note 3 to the Financial Statements included herewith.
(21) Subsidiaries of the Registrant
*21.1	List of Subsidiaries of the Registrant.

(23) Consent of Experts
*23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
(31) Rule 13a-14(a) / 15d-14(a) Certifications
*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Sylvia Cheung pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certification
***32.1	Certification of Charles H. Sherwood, Ph.D. and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101) xBRL

*101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in xBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, December 31, 2012, and December 31, 2011; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, December 31, 2012, and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, December 31, 2012, and December 31, 2011; and (v) Notes to Consolidated Financial Statements.

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

ANIKA THERAPEUTICS, INC.
Date: March 13, 2014	By:	/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D. President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D. Charles H. Sherwood, Ph.D.	President and Chief Executive Officer Director (Principal Executive Officer)	March 13, 2014

/s/ SYLVIA CHEUNG Sylvia Cheung	Chief Financial Officer (Principal Accounting Officer)	March 13, 2014

/s/ JOSEPH L. BOWER Joseph L. Bower	Director	March 13, 2014

/s/ RAYMOND J. LAND Raymond J. Land	Director	March 13, 2014

/s/ JOHN C. MORAN John C. Moran	Director	March 13, 2014

/s/ JEFFERY S. THOMPSON Jeffery S. Thompson	Director	March 13, 2014

/s/ STEVEN E. WHEELER Steven E. Wheeler	Director	March 13, 2014