Form 10-Q
period 2014-03-31
Anika Therapeutics, Inc.
filed 2014-05-05
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014 there were 14,421,420 outstanding shares of Common Stock, par value $.01 per share.

PART I:       FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$82,160,251	$63,333,160
Accounts receivable, net of reserves of $592,420 and $593,023 at March 31, 2014 and December 31, 2013, respectively	16,466,436	18,736,845
Inventories	12,981,495	10,996,785
Current portion deferred income taxes	659,040	659,040
Prepaid expenses and other	1,217,403	865,957
Total current assets	113,484,625	94,591,787
Property and equipment, at cost	52,768,367	52,413,423
Less: accumulated depreciation	(20,134,401)	(19,474,712)
	32,633,966	32,938,711
Long-term deposits and other	69,080	69,080
Intangible assets, net	18,439,286	18,998,409
Goodwill	9,434,289	9,443,894
Total Assets	$174,061,246	$156,041,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,742,808	$2,793,911
Accrued expenses	4,497,706	5,537,881
Deferred revenue	46,412	180,433
Income taxes payable	424,993	770,276
Total current liabilities	7,711,919	9,282,501
Other long-term liabilities	1,089,708	1,133,544
Long-term deferred revenue	72,367	2,054,941
Deferred tax liability	8,617,245	7,936,864
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 14,620,032 and 14,289,308 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	146,200	142,893
Additional paid-in-capital	76,534,563	70,606,031
Accumulated currency translation adjustment	(1,725,211)	(1,699,095)
Retained earnings	81,614,455	66,584,202
Total stockholders’ equity	156,570,007	135,634,031
Total Liabilities and Stockholders’ Equity	$174,061,246	$156,041,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2014	2013
Product revenue	$14,351,405	$14,494,489
Licensing, milestone and contract revenue	19,658,882	752,522
Total revenue	34,010,287	15,247,011

Operating expenses:
Cost of product revenue	4,361,019	4,841,170
Research & development	2,287,715	1,582,910
Selling, general & administrative	3,490,985	3,947,114
Restructuring credits	-	(135,607)
Total operating expenses	10,139,719	10,235,587
Income from operations	23,870,568	5,011,424
Interest income (expense), net	467	(39,558)
Income before income taxes	23,871,035	4,971,866
Provision for income taxes	8,840,782	1,903,864
Net income	$15,030,253	$3,068,002

Basic net income per share:
Net income	$1.04	$0.23
Basic weighted average common shares outstanding	14,461,367	13,406,952
Diluted net income per share:
Net income	$0.97	$0.21
Diluted weighted average common shares outstanding	15,499,447	14,357,110

Net income	$15,030,253	$3,068,002
Other comprehensive income
Foreign currency translation adjustment	(26,116)	(749,450)
Comprehensive income	$15,004,137	$2,318,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$15,030,253	$3,068,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,198,799	1,202,208
Stock-based compensation expense	427,823	422,959
Deferred income taxes	(323,669)	(139,747)
Provision for inventory	31,778	258,195
Tax benefit from exercise of stock options	(4,436,249)	(64,642)
Changes in operating assets and liabilities:
Accounts receivable	2,140,848	6,373,839
Inventories	(2,016,631)	(1,969,179)
Prepaid expenses, other current and long-term assets	(345,415)	705,078
Long-term deposits and other	-	8,499
Accounts payable	51,712	1,354,318
Accrued expenses	(1,104,945)	(2,351,133)
Deferred revenue	(2,113,086)	(725,067)
Income taxes payable	5,099,027	(1,834,739)
Other long-term liabilities	(43,588)	(239,737)
Net cash provided by operating activities	13,596,657	6,068,854

Cash flows from investing activities:
Proceeds from sale of assets	-	135,607
Purchase of property and equipment	(276,513)	(35,802)
Net cash provided by (used in) investing activities	(276,513)	99,805

Cash flows from financing activities:
Principal payments on debt	-	(400,000)
Proceeds from exercise of stock options	1,067,767	1,097,016
Tax benefit from exercise of stock options	4,436,249	64,642
Net cash provided by financing activities	5,504,016	761,658

Exchange rate impact on cash	2,931	(32,228)

Increase in cash and cash equivalents	18,827,091	6,898,089
Cash and cash equivalents at beginning of period	63,333,160	44,067,477
Cash and cash equivalents at end of period	$82,160,251	$50,965,566

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with the U.S. Food and Drug Administration (“FDA”) and foreign regulations and approval requirements, as well as the ability to grow the Company’s business.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S.”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2014, the results of its operations for the three month periods ended March 31, 2014 and 2013, and cash flows for the three month periods ended March 31, 2014 and 2013.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

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

 Cash equivalents in money market accounts measured and recorded at fair value on a recurring basis was $34,267,152 and $34,264,268 at March 31, 2014 and December 31, 2013, respectively, and were classified as Level 2 instruments.

4.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the three months ended March 31, 2014 and 2013, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014			2013
Risk free interest rate	1.20%	-	1.33%	0.70%
Expected volatility		53.28%		57.60%
Expected lives (years)		4		4
Expected dividend yield		0.00%		0.00%

The Company recorded $427,823 and $422,959 of share-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective recipients.

There were 123,240 stock options granted under the Plan during the three months ended March 31, 2014. There were 30,700 Restricted Stock Awards (“RSAs”) granted under the Plan during the three months ended March 31, 2014. 9,365 Restricted Stock Units (“RSUs”) were granted to members of the Company’s Board of Directors under the Plan during the three months ended March 31, 2014. The stock options, RSAs and RSUs granted to employees and directors become exercisable or vest ratably over four years from the date of grant.

A portion of the stock options granted during the three months ended March 31, 2014 contained performance features, based on the level of growth in revenue and income from operations as compared to established targets, in addition to time-based vesting conditions. The compensation costs associated with these grants was estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals.

As of March 31, 2014, there was approximately $4.9 million of total unrecognized compensation cost related to non-vested stock options, stock appreciation rights (“SARs”), RSAs and RSUs granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 3.3 years.

The total intrinsic value of stock options and SARs exercised during the three-month periods ended March 31, 2014 and 2013 was $7,131,972 and $464,241 respectively. Cash received from the exercise of stock options during the three-month periods ended March 31, 2014 and 2013 were $1,067,767 and $1,097,016, respectively.

There were approximately 1.4 million options and SARs outstanding under the Company’s incentive plans at March 31, 2014 with a weighted-average exercise price of $11.70 per share, an aggregate intrinsic value of approximately $41.1 million, and a weighted-average remaining contractual term of 6.6 years. None of the options or SARs outstanding at March 31, 2014 or 2013, respectively, had cash-settlement features.

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

Basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Shares used in the calculation of basic earnings per share	14,461,367	13,406,952
Effect of dilutive securities:
Stock options, SARs, and RSAs	1,038,080	950,158
Diluted shares used in the calculation of earnings per share	15,499,447	14,357,110

Equity awards of 87,126 and 555,001 shares were outstanding for the three months ended March 31, 2014 and March 31, 2013, respectively, and were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

6.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$6,109,938	$5,926,030
Work-in-process	2,230,635	2,308,233
Finished goods	4,640,922	2,762,522
Total	$12,981,495	$10,996,785

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.	Intangible Assets and Goodwill

In connection with the acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”), the Company acquired various intangible assets and goodwill. The Company evaluated the various intangibles and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangibles. The in-process research and development intangible assets initially have indefinite lives and are reviewed periodically to assess the project status, valuation, and disposition including write-off(s) for abandoned projects. Until such determination is made, they are not amortized.

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

Intangible assets as of March 31, 2014 and December 31, 2013 consist of the following:

		March 31, 2014			December 31, 2013
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(963,479)	$(4,264,090)	$11,472,431	$11,753,003	15
In-process research & development	5,502,686	(222,625)	-	5,280,061	5,286,127	Indefinite
Distributor relationships	4,700,000	(424,265)	(3,637,480)	638,255	863,655	5
Patents	1,000,000	(54,717)	(241,456)	703,827	719,574	16
Elevess trade name	1,000,000	-	(655,288)	344,712	376,050	9
Total	$28,902,686	$(1,665,086)	$(8,798,314)	$18,439,286	$18,998,409

The aggregate amortization expense related to intangible assets was $538,335 and $519,982 for the three months ended March 31, 2014 and 2013, respectively.

Changes in the carrying value of goodwill for the three months ended March 31, 2014 were as follows:

For the three months ended March 31, 2014
Balance, beginning	$9,443,894
Effect of foreign currency adjustments	(9,605)
Balance, ending	$9,434,289

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Payroll and benefits	$1,464,681	$2,728,616
Clinical trial costs	1,259,914	882,651
Professional fees	321,445	383,231
Research grants	609,878	610,498
Restructuring costs	19,759	24,638
Other	822,029	908,247
Total	$4,497,706	$5,537,881

9.	Commitments and Contingencies

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

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On March 7, 2014 Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion to dismiss with prejudice all of Genzyme’s claims against the Company and the case was terminated.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

10.	Deferred Revenue

In December 2011, the Company entered into a fifteen-year licensing agreement (the “Mitek MONOVISC Agreement”) with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc., to exclusively market MONOVISC in the U.S. The Company received an upfront payment of $2,500,000 in December 2011. This non-refundable upfront payment did not have standalone value without Anika’s completion of development obligations which included obtaining regulatory product approval and the resolution of patent litigation. As a result, we recognized the upfront payment over the development obligation period. During the first quarter of 2014, the Company received FDA approval of MONOVISC and resolved the patent lawsuit with Genzyme Corporation. As a result of the full delivery of its development obligations under this agreement, the Company recognized $2,200,000 which represents the remaining balance of deferred revenue relating to the initial $2,500,000 payment in accordance with current generally accepted principles on revenue recognition. The Company also  received a milestone payment of $17,500,000 for MONOVISC FDA approval and patent litigation resolution. This milestone payment was fully recognized as revenue during the three months ended March 31, 2014, as the development obligation has been completed.

11.	Income Taxes

Provision for income taxes increased $6,936,918 to $8,840,782 during the three-month period ended March 31, 2014, as compared to the same period ended in 2013. The increase in income taxes was due to increased net income, which reflected $19,652,778 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC (see the previous discussion under Note 10). The provisions for the periods ended March 31, 2014 and 2013 were based on effective tax rates of 37% and 38%, respectively. The decrease in the effective tax rate for the period ended 2014, as compared to the same period ended in 2013, was driven primarily by the tax benefits associated with the increase in production activities combined with the benefits associated with increased stock option exercise activity.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2010 through the present tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2009 through the present tax years remain subject to examination by the appropriate governmental authorities in Italy.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, those deferred tax assets are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at March 31, 2014 or December 31, 2013, respectively.

12.	Segment and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying unaudited condensed consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2014	2013
Orthobiologics	$11,572,150	$11,283,547
Dermal	188,651	241,584
Surgical	1,752,020	988,864
Ophthalmic	208,584	928,458
Veterinary	630,000	1,052,036
Product revenue	$14,351,405	$14,494,489

Total revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2014 and 2013 are as follows (prior period numbers have been reclassified to conform to current period presentation):

	Three Months Ended March 31,
	2014		2013
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Geographic Location:
United States	$31,533,817	93%	$12,280,079	80%
Europe	1,695,816	5%	1,583,993	11%
Other	780,654	2%	1,382,939	9%
Total revenue	$34,010,287	100%	$15,247,011	100%

13.	Restructuring Credits

In December 2012, the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the inability to meet strict regulatory standards, effective January 1, 2013, established by the European Medicines Agency (“EMA”) for Advanced Therapy Medicinal Products. The restructuring plan involved a workforce reduction as well as associated asset abandonments. The Company recorded restructuring and impairment charges in the fourth quarter of 2012 of approximately $2.5 million. Of the total restructuring and impairment charges related to the tissue engineering operation, approximately $1.2 million related to the non-cash termination and related impairment of an IPR&D project, $0.3 million related to the disposal of property and equipment, and $0.1 million related to the disposal of inventory. We completed the restructuring plan and related activities in 2013. Certain previously impaired and written-off equipment was sold, resulting in a restructuring credit of $135,607 for the three month period ended March 31, 2013.

The following table summarizes restructuring accrual activity for the three months ended March 31, 2014:

	Restructuring Accrual
	Employee Severance and Related Benefits	Activity Termination and Facility Closure Costs	Total
December 31, 2013	$21,709	$2,929	$24,638
Cash Proceeds, Disbursements	(4,848)	-	(4,848)
Foreign Exchange Impact	(28)	(3)	(31)
March 31, 2014	$16,833	$2,926	$19,759

14.	Subsequent Event

On April 15, 2014 the first U.S. commercial sale of MONOVISC was made by our commercial partner, Depuy Synthes Mitek Sports Medicine. Under the terms of the Mitek MONOVISC Agreement, the Company received a milestone payment of $5 million, which will be recognized as revenue in the second quarter of 2014.

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

•	Our intention to seek patent protection for our products and processes, and to protect our intellectual property;

•	Our ability to effectively compete against current and future competitors;

•
Negotiations with potential and existing partners, including our performance under any of our existing and future distribution, license or supply agreements, or our expectations with respect to sales and sales threshold milestones pursuant to such agreements;

•	The level of our revenue or sales in particular geographic areas and/or for particular products, and the market share for any of our products;

•	Our expectations of product revenue results in future quarters and for the full year 2014;

•	Our current strategy, including our corporate objectives, research and development activities and collaboration activities;

•
Our expectations regarding our joint health products, including existing products and expectations regarding new products, expanded uses of existing products, new distribution partnerships and revenue growth;

•	Our intention to increase our market share for joint health products in domestic and international markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•	Our expectations regarding next generation osteoarthritis/joint health product development, clinical trials, regulatory approvals and commercial launches;

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

•	Our expectations regarding development of aesthetics product line extensions;

•	Our expectations regarding HYVISC® sales;

•	Our expectations regarding product gross margin;

•	Our expectations regarding CINGALTM, including the expense associated therewith, and our ability to obtain regulatory approvals for this product;

•	Our expectation for changes in operating expenses, including research and development, and selling, general and administrative expenses;

•	The rate at which we use cash, the amounts used and generated by operations, and our expectations regarding the adequacy and usage of such cash;

•	Our expectation for capital expenditures spending and future amounts of interest income and expense;

•	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•	Our ability to continue streamlining operations and improving our manufacturing capabilities;

•	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

•	Our ability to manage and maintain the operations of Anika S.r.l. from one with losses, into a company generating continued profits;

•	The strength of the economies in which the Company operates or will operate, as well as the political stability of any of those geographic areas;

•	Our ability to effectively prioritize the many research and development projects underway;

•	Our ability to expand the therapeutic applications of our existing products and create new applications for our HA technology;

•
Our ability to obtain U.S. approval for orthopedic and other product franchises of Anika S.r.l., including the timing and potential success of such efforts, and to expand sales of these products in the U.S., including the impact such efforts may have on our revenue; and

•	Our ability to successfully defend the Company against lawsuits and claims, and the uncertain financial impact such lawsuits and claims and related defense costs may have on the Company.

Furthermore, additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, including those factors described in the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These risks, uncertainties and other factors may cause our actual results, performance or achievement to be materially different from anticipated future results, performance or achievement, expressed or implied by the forward-looking statements. These forward-looking statements are based upon the current assumptions of our management and are only expectations of future results. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including those factors discussed herein and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our press releases and other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, future events or other changes.

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

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview (Item 7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a description of each of the above therapeutic areas, including the individual products.

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

During the first quarter of 2014, the Company received FDA approval of MONOVISC and resolved the patent lawsuit with Genzyme Corporation. As a result of the full delivery of our development obligations under this agreement, the Company recognized the remaining balance of deferred revenue relating to the initial $2,500,000 non-refundable up front payment. The Company also received a milestone payment of $17,500,000 under the Mitek MONOVISC Agreement, for FDA approval and patent litigation resolution. This payment was fully recognized as revenue during the three months ended March 31, 2014.

A key product currently under development and regulatory review is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief for a longer period of time. We have completed the formulation and biocompatibility studies of the product. During the second quarter of 2013, we commenced a multinational phase III clinical trial to obtain the needed clinical data for a CE Mark submission and approval, and to support other product registrations including in the United States. Enrollment in the clinical trial was completed in February 2014 and we expect to be in a position to submit our CE Mark application by December 31, 2014, or shortly thereafter.

The technologies obtained through our acquisition of Anika S.r.l. have enhanced our research and development capabilities, and our pipeline of product candidates. Anika S.r.l. has research and development programs for new products including Hyalofast, an innovative, biodegradable support for human bone marrow mesenchymal stem cells used in connection with soft tissue regeneration and Hyalospine, an adhesion prevention gel for use after spinal surgery. Our research and development efforts may not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We also may not be able to obtain regulatory approval for any new applications we develop.

Litigation and Other Legal Matters

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On March 7, 2014 Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion to dismiss with prejudice all of Genzyme’s claims against the Company and the case was terminated.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	2014	2013	Inc/(Dec)
Product revenue	$14,351,405	$14,494,489	(1%)
Licensing, milestone and contract revenue	19,658,882	752,522	2512%
Total revenue	34,010,287	15,247,011	123%

Operating expenses:
Cost of product revenue	4,361,019	4,841,170	(10%)
Research & development	2,287,715	1,582,910	45%
Selling, general & administrative	3,490,985	3,947,114	(12%)
Restructuring credits	-	(135,607)	N/M
Total operating expenses	10,139,719	10,235,587	(1%)
Income from operations	23,870,568	5,011,424	376%
Interest income (expense), net	467	(39,558)	(101%)
Income before income taxes	23,871,035	4,971,866	380%
Provision for income taxes	8,840,782	1,903,864	364%
Net income	$15,030,253	$3,068,002	390%
Product gross profit	$9,990,386	$9,653,319	3%
Product gross margin	70%	67%

Product Revenue

Product revenue for the quarter ended March 31, 2014 was $14,351,405, a decrease of 1%, as compared to $14,494,489 for the quarter ended March 31, 2013. Increases in product revenue from our Orthobiologics and Surgical franchises were offset by decreases in revenue from our Dermal, Ophthalmic and Veterinary products.  The overall 1% decline from the first quarter of 2013 reflects certain nonrecurring events and the timing of orders, and is not indicative of product revenue results in future quarters.

The following table presents product revenue by group for the three-month period ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Orthobiologics	$11,572,150	$11,283,547	$288,603	3%
Dermal	188,651	241,584	(52,933)	(22%)
Surgical	1,752,020	988,864	763,156	77%
Ophthalmic	208,584	928,458	(719,874)	(78%)
Veterinary	630,000	1,052,036	(422,036)	(40%)
	$14,351,405	$14,494,489	$(143,084)	(1%)

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, sales increased 3% for the three months ended March 31, 2014, as compared to the same period in 2013.  The modest growth in the first quarter of 2014 was in line with our expectation and reflected several nonrecurring events.  Included in the first quarter 2014 orthobiologics revenue was an initial U.S. stocking order for MONOVISC.  This was partially offset by decreases in other orthobiologics product revenues. The initial order placed by Mitek was in preparation for the U.S. commercial launch of MONOVISC, which took place on April 15, 2014, following product approval on February 25, 2014. We expect joint health product revenue to increase in 2014 as compared to 2013, both domestically and internationally.

Dermal

Our dermal franchise consists of advanced wound care products and aesthetic dermal fillers. Overall, dermal product sales decreased 22% for the three-month period ended March 31, 2014 to $188,651, as compared to the same period in 2013. This decrease primarily reflects order timing by our distribution partners. Anika’s advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with Hyalomatrix and Hyalofill as lead products. For the full year 2014, we expect revenue from our dermal products to increase from 2013.

Surgical

Our surgical franchise consists of products used to prevent post-surgical adhesions in abdominal-pelvic, spinal, and ear, nose and throat (“ENT”) disorders. Sales of our surgical products increased 77% for the three-month period ended March 31, 2014 to $1,752,020, as compared to the same period ended in 2013, due to strong demand for our Hyalobarrier product by our European and Asian partners. For the full year 2014, we expect revenue from our surgical products to increase from 2013.

Ophthalmic

 Our ophthalmic franchise consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic product sales decreased 78% to $208,584 for the three month-period ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily attributable to Bausch & Lomb delaying its contractual minimum purchases until the fourth quarter of 2014. We expect the overall ophthalmic revenue to be lower in 2014, as compared to 2013, under the terms of the current Bausch & Lomb supply agreement.

Veterinary

Veterinary revenue from HYVISC decreased by 40% to $630,000 for the three-month period ended March 31, 2014, as compared to the same period in 2013. The variation was primarily due to order timing by our distribution partner, Boehringer Ingelheim Vetmedica. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three-month period ended March 31, 2014 was $19,658,882, as compared to $752,522 for the same period in 2013. Revenue for the quarter included a total of $19,652,778 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC. The year-over-year increase primarily consisted of a $17,500,000 milestone payment resulting from the resolution of patent litigation with Genzyme and FDA approval of MONOVISC. It also included the recognition of the remaining unamortized upfront payment previously received in December 2011. These payments are related to development obligations under the license agreement.  The FDA’s approval of our MONOVISC product during the quarter-ended March 31, 2014 completed the delivery of development obligations under the license agreement, and resulted in the immediate recognition of the $17.5 million milestone payment, as well as the full recognition of prior deferred revenue in the first quarter of 2014.

Product gross profit and margin

Product gross profit for the three months ended March 31, 2014 increased $337,067 to $9,990,386 or 70% of product revenue for the period then ended. The increase in product gross margin for the three-month period ended March 31, 2014, as compared to the same period in 2013, is attributable to more favorable product mix and continued efficiency gains at our Bedford, Massachusetts facility. This quarter’s product gross margin may not be indicative of the rest of the year due to dynamics such as the future mix of our product sales.

Research and development

Research and development expenses for the three-month period ended March 31, 2014 increased $704,805 to $2,287,715, or 7% of total revenue. This primarily reflects the early completion of patient enrollment in our phase III Cingal clinical trial during the first quarter of 2014, as compared to the same period ended in 2013. We experienced small phase III CINGAL clinical trial initiation expenses during the first quarter in 2013. Research and development spending is expected to increase in future quarters as we further develop new products based on our existing technology assets.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2014 decreased $456,129 to $3,490,985, or 10% of total revenue, as compared to the same period ended in 2103. The decrease is primarily driven by non-recurring external professional fees and personnel costs in the first quarter of 2013. We expect general and administrative expenses to increase in 2014, as compared to 2013, reflective of the support required to grow our business both domestically and internationally.

Income taxes

Provision for income taxes increased $6,936,918 to $8,840,782 during the three-month period ended March 31, 2014, as compared to the same period ended in 2013. The increase in income taxes was due to increased net income, which reflected $19,652,778 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC. See the previous discussion under Licensing, milestone and contract revenue. The provisions for the periods ended March 31, 2014 and 2013 were based on effective tax rates of 37% and 38%, respectively. The decrease in the effective tax rate for the period ended 2014, as compared to the same period ended in 2013, was driven primarily by the tax benefits associated with the increase in production activities combined with the benefits associated with increased stock option exercise activity.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2010 through the present tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2009 through the present tax years remain subject to examination by the appropriate governmental authorities in Italy.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, those deferred tax assets are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at March 31, 2014 or December 31, 2013, respectively.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Historically, we have generated positive cash flow from operations, which together with our available cash and investments, meet our cash requirements. Cash and cash equivalents totaled approximately $82.2 million and $63.3 million at March 31, 2014 and December 31, 2013, respectively. Working capital totaled approximately $105.8 million at March 31, 2014 and $85.3 million at December 31, 2013. The Company believes it has adequate financial resources to support its business for the next twelve months.

Cash provided by operating activities was $13,596,657 for the three months ended March 31, 2014 as compared to cash provided by operating activities of $6,068,854 for the same period in the prior year. This increase in cash provided by operations was due primarily to a $17.5 million milestone payment received under the fifteen-year license agreement with DePuy Synthes Mitek Sports Medicine to market MONOVISC in the U.S. This cash inflow is partially offset by an increase in inventory due to anticipated future sales demand.

Cash used in investing activities was $276,513 for the three months ended March 31, 2014 as compared to cash provided by investing activities of $99,805 for the same period in 2013. The increase in cash used in investing activities is the result of higher capital expenditures in the first quarter 2014 compared to 2103, as well as the proceeds received from the sale of property and equipment in the prior year period relating to our reorganization at Anika S.r.l. in the beginning of 2013.

Cash provided by financing activities was $5,504,016 for the three months ended March 31, 2014, as compared to cash provided by financing activities of $761,658 for the same period in 2013. The increase in cash provided by financing activities in the current year period is attributable to the increased tax benefits received in regards to employees’ exercise of stock options during the first three months of 2014, as compared to the same period in the prior year.

Critical Accounting Estimates

During the three months ended March 31, 2014, the Company received FDA approval of MONOVISC and the related patent litigation was also resolved. As a result, the Company shortened the estimate of the performance period associated with its development obligations related to the Mitek MONOVISC Agreement. There were no other significant changes in our critical accounting estimates during the three months ended March 31, 2014, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

There have been no significant applicable Recent Accounting Pronouncements since our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contractual Obligations and Other Commercial Commitments

We have had no material changes outside the ordinary course to our contractual obligations disclosed in our Annual Report of Form 10-K for the period ended December 31, 2013.

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

Off-balance Sheet Arrangements

The Company does not use special purpose entities or other off-balance sheet financing techniques, except for operating leases, that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments, and ASC 815, Derivatives and Hedging. Our investments consist of money market funds primarily invested in certificates of deposit, commercial paper, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the three months ended March 31, 2014. The impact of exchange rates related to the consolidation of the balance sheet amounts for our Anika S.r.l. subsidiary resulted in an unfavorable currency translation adjustment of $26,116 during the first three months of 2014.

Our investment portfolio of cash equivalents is subject to interest rate fluctuations, changes in credit quality of the issuer or otherwise.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins manufacture and sale of MONOVISC in the United States. On March 7, 2014 Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion to dismiss with prejudice all of Genzyme’s claims against the Company and the case was terminated.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

To our knowledge there have been no material changes to the risk factors described in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(10)	Material Contracts

*10.42	Employment Agreement, dated March 22, 2010, by and between the Company and Sylvia Cheung.

*10.43	Amendment No. 1 to the Employment Agreement by and between the Company and Sylvia Cheung, dated December 8, 2010.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D. and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

101*
The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 5, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2014 and March 31, 2013 (unaudited)
	iii.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013 (unaudited)
	iv.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: May 5, 2014	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)