Form 10-Q
period 2014-06-30
Anika Therapeutics, Inc.
filed 2014-08-04
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014 there were 14,486,485 outstanding shares of Common Stock, par value $.01 per share.

PART I:       FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$84,879,562	$63,333,160
Accounts receivable, net of reserves of $587,810 and $593,023 at June 30, 2014 and December 31, 2013, respectively	19,235,039	18,736,845
Inventories	13,864,165	10,996,785
Current portion deferred income taxes	659,040	659,040
Prepaid expenses and other	878,929	865,957
Total current assets	119,516,735	94,591,787
Property and equipment, at cost	53,142,322	52,413,423
Less: accumulated depreciation	(20,754,596)	(19,474,712)
	32,387,726	32,938,711
Long-term deposits and other	69,077	69,080
Intangible assets, net	17,762,272	18,998,409
Goodwill	9,360,884	9,443,894
Total assets	$179,096,694	$156,041,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,198,070	$2,793,911
Accrued expenses	4,875,167	5,537,881
Deferred revenue	15,463	180,433
Income taxes payable	232,704	770,276
Total current liabilities	7,321,404	9,282,501
Other long-term liabilities	1,031,414	1,133,544
Long-term deferred revenue	71,446	2,054,941
Deferred tax liability	8,278,135	7,936,864
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 14,798,147 and 14,289,308 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	147,981	142,893
Additional paid-in-capital	73,245,459	70,606,031
Accumulated currency translation adjustment	(1,915,950)	(1,699,095)
Retained earnings	90,916,805	66,584,202
Total stockholders’ equity	162,394,295	135,634,031
Total Liabilities and Stockholders’ Equity	$179,096,694	$156,041,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$21,267,156	$20,067,407	$35,618,561	$34,561,896
Licensing, milestone and contract revenue	5,007,504	760,970	24,666,386	1,513,492
Total revenue	26,274,660	20,828,377	60,284,947	36,075,388

Operating expenses:
Cost of product revenue	5,332,913	6,311,332	9,693,932	11,152,502
Research & development	1,873,158	1,829,052	4,160,873	3,411,962
Selling, general & administrative	3,865,876	3,400,679	7,356,861	7,347,793
Restructuring credits	-	(111,178)	-	(246,785)
Total operating expenses	11,071,947	11,429,885	21,211,666	21,665,472
Income from operations	15,202,713	9,398,492	39,073,281	14,409,916
Interest income (expense), net	5,935	(36,381)	6,402	(75,939)
Income before income taxes	15,208,648	9,362,111	39,079,683	14,333,977
Provision for income taxes	5,906,298	3,467,219	14,747,080	5,371,083
Net income	$9,302,350	$5,894,892	$24,332,603	$8,962,894

Basic net income per share:
Net income	$0.63	$0.44	$1.67	$0.67
Basic weighted average common shares outstanding	14,687,747	13,510,573	14,559,917	13,459,049
Diluted net income per share:
Net income	$0.60	$0.40	$1.57	$0.62
Diluted weighted average common shares outstanding	15,492,732	14,578,927	15,487,432	14,484,978

Net income	$9,302,350	$5,894,892	$24,332,603	$8,962,894
Other comprehensive income (loss)
Foreign currency translation adjustment	(190,739)	340,095	(216,855)	(409,355)
Comprehensive income	$9,111,611	$6,234,987	$24,115,748	$8,553,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,332,603	$8,962,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,366,411	2,270,895
Stock-based compensation expense	805,782	788,326
Deferred income taxes	(357,081)	(269,149)
Provision for inventory	147,693	229,885
Tax benefit from exercise of stock options	(6,825,828)	(7,596)
Changes in operating assets and liabilities:
Accounts receivable	(191,088)	1,796,522
Inventories	(3,030,077)	(2,324,269)
Prepaid expenses, other current and long-term assets	(10,624)	703,303
Long-term deposits and other	-	16,998
Accounts payable	(943,169)	878,228
Accrued expenses	(749,411)	(1,270,885)
Deferred revenue	(2,140,902)	(1,430,484)
Income taxes payable	7,014,770	(440,210)
Other long-term liabilities	(99,980)	(271,532)
Net cash provided by operating activities	20,319,099	9,632,926

Cash flows from investing activities:
Proceeds from sale of assets	-	246,785
Purchase of property and equipment	(677,358)	(109,871)
Net cash provided by (used in) investing activities	(677,358)	136,914

Cash flows from financing activities:
Proceeds from exercise of stock options	1,361,805	1,127,875
Tax benefit from exercise of stock options	6,825,828	7,596
Minimum tax withholding on share based awards	(6,348,900)	-
Principal payments on debt	-	(800,000)
Net cash provided by financing activities	1,838,733	335,471

Exchange rate impact on cash	65,928	(32,329)

Increase in cash and cash equivalents	21,546,402	10,072,982
Cash and cash equivalents at beginning of period	63,333,160	44,067,477
Cash and cash equivalents at end of period	$84,879,562	$54,140,459

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

The Company is subject to risks common to companies in the biotechnology and medical device industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary information and technology, commercialization of existing and new products, and compliance with the U.S. Food and Drug Administration (“FDA”) and foreign regulations and approval requirements, as well as the ability to grow the Company’s business.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S.”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2014, the results of its operations for the three and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

3.	Fair Value Measurements

We measure certain assets, such as fixed income investments, at fair value based upon exit price. Such valuation represents the amount that would be received on the sale of an asset in an orderly transaction between market participants. Fair value may be based on assumptions that market participants would use in pricing an asset. The Company does not have any liabilities required to be recorded at fair value.  To increase the comparability of fair value measurements, the following hierarchical levels of inputs to valuation methodologies are used:

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

 Cash equivalents in money market accounts measured and recorded at fair value on a recurring basis were $59,273,649 and $34,266,501 at June 30, 2014 and December 31, 2013, respectively, and were classified as Level 2 instruments.  Our cash equivalents were initially valued at the transaction price, and subsequently valued, at the end of each reporting period, utilizing market observable data.

4.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the three and six-month periods ended June 30, 2014 and 2013, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2014			2013
Risk free interest rate	1.16%	-	1.30%	0.65%
Expected volatility		53.28%		57.60%
Expected lives (years)		4		4
Expected dividend yield		0.00%		0.00%

	Six Months Ended June 30,
	2014			2013
Risk free interest rate	1.16%	-	1.33%	0.61%	-	0.70%
Expected volatility		53.28%			57.60%
Expected lives (years)		4			4
Expected dividend yield		0.00%			0.00%

The Company recorded $377,960 and $365,367 of share-based compensation expense for the three-month periods ended June 30, 2014 and 2013, respectively, for equity compensation awards. The Company recorded $805,782 and $788,326 of share-based compensation expense for the six-month periods ended June 30, 2014 and 2013, respectively, for equity compensation awards.  The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective recipients.

There were 9,000 and 132,240 stock options granted under the Plan during the three and six-month periods ended June 30, 2014, respectively.   There were no Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”) granted under the Plan during the three-month period ended June 30, 2014.  There were 9,365 RSUs granted to members of the Company’s Board of Directors under the Plan during the six-month period ended June 30, 2014.  There were 30,700 RSAs granted to Company employees under the Plan during the six-month period ended June 30, 2014. The stock options, RSAs and RSUs granted to employees and directors become exercisable or vest ratably over four years from the date of grant.

A portion of the stock options granted during the six-month period ended June 30, 2014 contained performance features, based on the level of growth in revenue and income from operations, as compared to established targets, in addition to time-based vesting conditions. The compensation costs associated with these grants was estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals.

As of June 30, 2014, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested stock options, stock appreciation rights (“SARs”), RSAs and RSUs granted under the Company’s incentive plan. This cost is expected to be recognized over a weighted-average period of 3.2 years.

The total intrinsic value of stock options and SARs exercised during the six-month periods ended June 30, 2014 and 2013 was $25,396,552 and $599,010 respectively. Cash received from the exercise of stock options during the three and six-month periods ended June 30, 2014 and 2013 were $294,106 and $30,859, and $1,361,805 and $1,127,875, respectively.  During the second quarter of 2014, the Company acquired and subsequently retired 133,774 common shares related to an employee SARs exercise, to meet minimum statutory tax withholding requirements.

There were 979,815 options and SARs outstanding under the Company’s incentive plan as of June 30, 2014 with a weighted-average exercise price of $13.31 per share, an aggregate intrinsic value of approximately $32.4 million, and a weighted-average remaining contractual term of 6.8 years. None of the options or SARs outstanding at June 30, 2014 or 2013, respectively, had cash-settlement features.

    The Company may satisfy the awards upon exercise, or upon fulfillment of the vesting requirements for other equity-based awards, with either authorized but unissued shares or shares reacquired by the Company. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Awards contain service conditions, generally become exercisable ratably over one to four years, have a ten year contractual term and sometimes contain performance conditions.

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

Basic and diluted earnings per share for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares used in the calculation of basic earnings per share	14,687,747	13,510,573	14,559,917	13,459,049
Effect of dilutive securities:
Stock options, SARs, and RSAs	804,985	1,068,354	927,515	1,025,929
Diluted shares used in the calculation of earnings per share	15,492,732	14,578,927	15,487,432	14,484,978

Equity awards of 67,820 and 113,301 shares were outstanding for the three and six-month periods ended June 30, 2014, respectively, and were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.  Equity awards of 469,618 and 459,969 shares were outstanding for the three and six-month periods ended June 30, 2013, respectively, and were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

6.	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$6,294,799	$5,926,030
Work-in-process	2,165,551	2,308,233
Finished goods	5,403,815	2,762,522
Total	$13,864,165	$10,996,785

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead.

7.	Intangible Assets and Goodwill

In connection with the acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”), the Company acquired various intangible assets and goodwill. The Company evaluated the various intangible assets and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangible assets. The in-process research and development (“IPR&D”) intangible assets initially have indefinite lives and are reviewed periodically to assess the project status, valuation, and disposition including write-off(s) for abandoned projects. Until such determination is made, they are not amortized.

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

Intangible assets as of June 30, 2014 and December 31, 2013 consist of the following:

		June 30, 2014			December 31, 2013
	Gross Value	Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$(1,053,173)	$(4,530,370)	$11,116,457	$11,753,003	15
In-process research & development	5,502,686	(264,887)	-	5,237,799	5,286,127	Indefinite
Distributor relationships	4,700,000	(427,583)	(3,861,212)	411,205	863,655	5
Patents	1,000,000	(60,231)	(256,332)	683,437	719,574	16
Elevess trade name	1,000,000	-	(686,626)	313,374	376,050	9
Total	$28,902,686	$(1,805,874)	$(9,334,540)	$17,762,272	$18,998,409

The aggregate amortization expense related to intangible assets was $536,226 and $514,425 for the three-month periods ended June 30, 2014 and 2013, respectively. The aggregate amortization expense related to intangible assets was $1,074,561 and $1,034,408 for the six-month periods ended June 30, 2014 and 2013, respectively.

Changes in the carrying value of goodwill for the three and six-month periods ended June 30, 2014 were as follows:

Goodwill	For the three months ended June 30, 2014	For the six months ended June 30, 2014

Balance, beginning	$9,434,289	$9,443,894
Effect of foreign currency adjustments	(73,405)	(83,010)
Balance, ending	$9,360,884	$9,360,884

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Payroll and benefits	$1,815,786	$2,728,616
Clinical trial costs	1,218,510	882,651
Professional fees	442,740	383,231
Research grants	605,132	610,498
Restructuring costs	16,208	24,638
Other	776,791	908,247
Total	$4,875,167	$5,537,881

9.	Commitments and Contingencies

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

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins to manufacture and sell MONOVISC in the United States. On March 7, 2014, Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion to dismiss with prejudice all of Genzyme’s claims against the Company and the case was terminated.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

10.	Mitek Monovisc Agreement

In December 2011, the Company entered into a fifteen-year licensing agreement (the “Mitek MONOVISC Agreement”) with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc., to exclusively market MONOVISC in the U.S. The Company received an upfront payment of $2,500,000 in December 2011. This non-refundable upfront payment did not have standalone value without Anika’s completion of development obligations which included obtaining regulatory approval of the product and resolving the patent litigation. As a result, we recognized the upfront payment over the development obligation period.  During the first quarter of 2014, the Company received FDA approval of MONOVISC and resolved the patent lawsuit with Genzyme Corporation. As a result of the full delivery of its development obligations under this agreement, the Company recognized approximately $2,200,000 which represents the remaining balance of deferred revenue relating to the initial $2,500,000 payment in accordance with current generally accepted principles on revenue recognition. In the first quarter of 2014, The Company also received a milestone payment of $17,500,000 as a result of achieving FDA approval for MONOVISC and resolving the patent litigation with Genzyme. This milestone payment was fully recognized as revenue during the three months ended March 31, 2014. On April 15, 2014 the first U.S. commercial sale of MONOVISC was made by our commercial partner, Depuy Synthes Mitek Sports Medicine. Under the terms of the Mitek MONOVISC Agreement, the Company earned and collected a milestone payment of $5 million, which is fully recognized as revenue in the second quarter of 2014.

11.	Income Taxes

Provisions for income taxes were $5,906,298 and $14,747,080 for the three and six-month periods ended June 30, 2014, respectively, based on effective tax rates of 39% and 38%. Provisions for income taxes were $3,467,219 and $5,371,083 for the three and six-month periods ended June 30, 2013, respectively, based on effective tax rates of 37% for both periods. The increase in income taxes over the three-month period ended June 30, 2014 was primarily due to increased net income, which reflected $5,000,000 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC. The increase in income taxes over the six-month period ended June 30, 2014 was primarily due to increased net income, which reflected $24,652,778 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC. See the previous discussion under Note 10. The increase in the effective tax rate for each of the periods ended 2014, as compared to the same periods ended in 2013, was driven primarily by the unavailability of the federal R&D tax credit in 2014, due to its expiration on December 31, 2013, and a relative decrease to certain estimated production activities deduction.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our filings from 2010 through the present tax year remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. Our filings from 2009 through the present tax year remain subject to examination by the appropriate governmental authorities in Italy.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, those deferred tax assets are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at June 30, 2014 or December 31, 2013.

12.	Segment and Geographic Information

The Company has one reportable operating segment, the results of which are disclosed in the accompanying unaudited condensed consolidated financial statements.

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Orthobiologics	$18,278,254	$16,506,226	$29,850,404	$27,789,773
Dermal	348,961	557,059	537,612	798,643
Surgical	1,376,530	1,830,022	3,128,549	2,818,886
Ophthalmic	363,411	464,340	571,996	1,392,798
Veterinary	900,000	709,760	1,530,000	1,761,796
	$21,267,156	$20,067,407	$35,618,561	$34,561,896

Total revenue by geographic location and as a percentage of overall total revenue, for the three and six-month periods ended June 30, 2014 and 2013 are as follows (prior period numbers have been reclassified to conform to current period presentation):

	Three Months Ended June 30,
	2014		2013
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$22,946,738	87%	$15,482,068	74%
Europe	1,793,841	7%	1,986,195	10%
Other	1,534,081	6%	3,360,114	16%
Total	$26,274,660	100%	$20,828,377	100%

	Six Months Ended June 30,
	2014		2013
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$54,480,556	90%	$27,765,515	77%
Europe	3,489,656	6%	3,569,963	10%
Other	2,314,735	4%	4,739,910	13%
Total	$60,284,947	100%	$36,075,388	100%

13.	Restructuring Credits

In December 2012, the Company announced the closure of its tissue engineering facility in Abano Terme, Italy due to the Company’s inability to meet strict regulatory standards established by the European Medicines Agency (“EMA”) for Advanced Therapy Medicinal Products, which became effective on January 1, 2013. The restructuring plan involved a workforce reduction as well as associated asset abandonments. The Company recorded restructuring and impairment charges in the fourth quarter of 2012 of approximately $2.5 million. Of the total restructuring and impairment charges related to the tissue engineering operation, approximately $1.2 million was related to the non-cash termination and related impairment of an IPR&D project, $0.3 million was related to the disposal of property and equipment, and $0.1 million was related to the disposal of inventory. We completed the restructuring plan and related activities in 2013. Certain previously impaired and written-off equipment was sold, resulting in a restructuring credit of $111,178 and $246,785  in the three and six-month periods ended June 30, 2013, respectively.

The following table summarizes restructuring accrual activity for the six-period ended June 30, 2014:

	Restructuring Accrual
	Employee Severance and Related Benefits	Activity Termination and Facility Closure Costs	Total
December 31, 2013	$21,709	$2,929	$24,638
Cash Proceeds, Disbursements	(6,827)	(1,424)	(8,251)
Foreign Exchange Impact	(159)	(20)	(179)
June 30, 2014	$14,723	$1,485	$16,208

14.	New Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period”, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than that provided under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, which disposal represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results, should be reported in the financial statements as a discontinued operation. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

•
Negotiations with potential and existing partners, including our performance under any of our existing and future distribution, license or supply agreements, and our expectations with respect to sales and sales threshold milestones pursuant to such agreements;

•	The level of our revenue or sales in particular geographic areas and/or for particular products, and the market share for any of our products;

•	Our expectations of product revenue results in future quarters and for the full year 2014;

•	Our current strategy, including our corporate objectives, research and development activities and collaboration activities;

•
Our expectations regarding our orthobiologics products, including existing products and expectations regarding new products, expanded uses of existing products, new distribution partnerships and revenue growth;

•	Our intention to increase our market share for orthobiologics products in domestic and international markets or otherwise penetrate growing markets for osteoarthritis of the knee and other joints;

•	Our expectations regarding next generation orthobiologics product development, clinical trials, regulatory approvals and commercial launches;

•
Our and Bausch & Lomb’s performance under the non-exclusive, three-year contract for the supply of AMVISC® and AMVISC® Plus ophthalmic viscoelastic products, our expectations regarding revenue from ophthalmic products, and the impact that such agreement’s expiration will have on our results of operations going forward.

•	Our ability to commercialize AnikaViscTM and AnikaViscTM Plus and our expectations regarding such commercialization and the potential profits generated thereby;

•	Our ability to license our aesthetics product to new distribution partners domestically and outside the U.S.;

•
Our ability, and the ability of our distribution partners, to market our aesthetics dermatology product; and our expectations regarding the distribution and sales of our ELEVESSTM product and the timing thereof;

•	Our expectations regarding development of aesthetics product line extensions;

•	Our expectations regarding HYVISC® sales;

•	Our expectations regarding product gross margin;

•	Our expectations regarding CINGALTM, including the expense associated therewith, the timing of, and our ability to obtain regulatory approvals for this product;

•	Our expectation for changes in operating expenses, including research and development, and selling, general and administrative expenses;

•	The rate at which we use cash, the amounts used and generated by operations, and our expectations regarding the adequacy and usage of such cash;

•	Our expectation for capital expenditures and future amounts of interest income and expense;

•	Possible negotiations or re-negotiations with existing or new distribution or collaboration partners;

•	Our ability to continue streamlining operations and improving our manufacturing capabilities;

•	Our ability to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and other sources, to the extent our current sources of funds are insufficient;

•	Our ability to manage the operations of Anika S.r.l. as a company generating continued profits;

•	The strength of the economies in which the Company operates or will operate, as well as the political stability of any of those geographic areas;

•	Our ability to effectively prioritize the many research and development projects underway;

•	Our ability to expand the therapeutic applications of our existing products and create new applications for our HA technology;

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

Anika’s proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to therapeutic use. Our patented technologies chemically modify the HA molecule to allow for longer residence time in the body.  Anika Therapeutics, Inc.’s wholly-owned subsidiary, Anika Therapeutics S.r.l., has over 20 products currently commercialized. These products are also all made from hyaluronic acid, based on two technologies: “HYAFF,” which is a solid form of HA, and ACP gel, an autocross-linked polymer of HA.  Both technologies are protected by an extensive portfolio of owned and licensed patents. We offer therapeutic products from these aforementioned technologies in the following areas:

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

During the first quarter of 2014, the Company received FDA approval of MONOVISC and resolved the patent lawsuit with Genzyme Corporation. The Company received a milestone payment of $17,500,000 under the Mitek MONOVISC Agreement related to FDA approval of MONOVISC and the successful resolution of the Genzyme patent litigation. As a result of the full delivery of our development obligations under this agreement, the Company also recognized the remaining balance of deferred revenue relating to the initial $2,500,000 non-refundable up front payment. Both amounts were fully recognized as revenue during the three months ended March 31, 2014.

A key product currently under development is CINGAL, which is based on our hyaluronic acid material with an added active therapeutic molecule designed to provide broad pain relief for a longer period of time. We have completed the formulation and biocompatibility studies of the product. During the second quarter of 2013, we commenced a multinational phase III clinical trial to obtain the clinical data necessary for a CE Mark submission and approval, and to support other product registrations including in the United States. Enrollment in the clinical trial was completed in February 2014, and we expect to be in a position to submit our CE Mark application by December 31, 2014, or shortly thereafter.

HYALOFAST is an innovative biodegradable matrix for human bone marrow mesenchymal stem cells used in connection with soft tissue regeneration. HYALOFAST received CE Mark approval in September 2009, and it is currently commercially available in Europe and certain international countries.  During the second quarter of 2014, we filed a pre-submission package to the FDA for HYALOFAST.

The technologies obtained through our acquisition of Anika S.r.l. have enhanced our research and development capabilities, and our pipeline of product candidates. Anika S.r.l. has research and development programs for new products including HYALOFAST and HYALOSPINE, an adhesion prevention gel for use after spinal surgery. Our research and development efforts may not be successful in (1) developing our existing product candidates, (2) expanding the therapeutic applications of our existing products, or (3) resulting in new applications for our HA technology. There is also a risk that we may choose not to pursue development of potential product candidates. We also may not be able to obtain regulatory approval for any new applications we develop.

Litigation and Other Legal Matters

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins to manufacture and sell MONOVISC in the United States. On March 7, 2014 Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion to dismiss with prejudice all of Genzyme’s claims against the Company and the case was terminated.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flows.

Results of Operations
Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Inc/(Dec)	2014	2013	Inc/(Dec)
Product revenue	$21,267,156	$20,067,407	6%	$35,618,561	$34,561,896	3%
Licensing, milestone and contract revenue	5,007,504	760,970	558%	24,666,386	1,513,492	1530%
Total revenue	26,274,660	20,828,377	26%	60,284,947	36,075,388	67%

Operating expenses:
Cost of product revenue	5,332,913	6,311,332	(16%)	9,693,932	11,152,502	(13%)
Research & development	1,873,158	1,829,052	2%	4,160,873	3,411,962	22%
Selling, general & administrative	3,865,876	3,400,679	14%	7,356,861	7,347,793	0%
Restructuring credits	-	(111,178)	(100%)	-	(246,785)	(100%)
Total operating expenses	11,071,947	11,429,885	(3%)	21,211,666	21,665,472	(2%)
Income from operations	15,202,713	9,398,492	62%	39,073,281	14,409,916	171%
Interest income (expense), net	5,935	(36,381)	(116%)	6,402	(75,939)	(108%)
Income before income taxes	15,208,648	9,362,111	62%	39,079,683	14,333,977	173%
Provision for income taxes	5,906,298	3,467,219	70%	14,747,080	5,371,083	175%
Net income	$9,302,350	$5,894,892	58%	$24,332,603	$8,962,894	171%
Product gross profit	$15,934,243	$13,756,075	16%	$25,924,629	$23,409,394	11%
Product gross margin	75%	69%		73%	68%

Product Revenue

Product revenue for the quarter ended June 30, 2014 was $21,267,156, an increase of 6%, as compared to $20,067,407 for the quarter ended June 30, 2013. Product revenue for the six-month period ended June 30, 2014 was $35,618,561, an increase of 3%, as compared to $34,561,896 for the six-month period ended June 30, 2013.  For the three months ended June 30, 2014, increases in product revenue from our Orthobiologics and Veterinary franchises were partially offset by timing related decreases in revenue from our Dermal, Ophthalmic and Surgical products.  The increases in the three and six-month periods ended June 30, 2014 from the prior year periods was primarily driven by MONOVISC product sales increases both domestically and internationally.

The following table presents product revenue by group for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Orthobiologics	$18,278,254	16,506,226	$1,772,028	11%
Dermal	348,961	557,059	(208,098)	(37%)
Surgical	1,376,530	1,830,022	(453,492)	(25%)
Ophthalmic	363,411	464,340	(100,929)	(22%)
Veterinary	900,000	709,760	190,240	27%
	$21,267,156	$20,067,407	$1,199,749	6%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Orthobiologics	$29,850,404	27,789,773	$2,060,631	7%
Dermal	537,612	798,643	(261,031)	(33%)
Surgical	3,128,549	2,818,886	309,663	11%
Ophthalmic	571,996	1,392,798	(820,802)	(59%)
Veterinary	1,530,000	1,761,796	(231,796)	(13%)
	$35,618,561	$34,561,896	$1,056,665	3%

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, sales increased 11% and 7% for the three and six-month periods ended June 30, 2014, as compared to the same periods in 2013.  The growth in the second quarter of 2014 reflected revenue from MONOVISC sales in the U.S as a result of the product launch.  We expect orthobiologics product revenue to increase in 2014 as compared to 2013, both domestically and internationally.

Dermal

Our dermal franchise consists of advanced wound care products and aesthetic dermal fillers. In July 2014, the Company entered nto a new agreement with Medline Industries Inc. to commercialize HYALOMATRIX in the U.S. on an exclusive basis through 2019.  For the three and six month periods ended June 30, 2014, dermal product sales decreased 37% and 33%, respectively to $348,961 and $537,612, as compared to the same periods in 2013. This decrease primarily reflects order timing by our distribution partners. Anika’s advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the full year 2014, we expect revenue from our dermal products to increase as compared to 2013.

Surgical

Our surgical franchise consists of products used to prevent post-surgical adhesions in abdominal-pelvic, spinal, and ear, nose and throat (“ENT”) disorders. Sales of our surgical products decreased 25% and increased 11% for the three and six-month periods ended June 30, 2014 to $1,376,530 and $3,128,549, respectively, as compared to the same periods in 2013. The year-to-date increase of surgical product revenue was primarily due to strong demand for our HYALOBARRIER product from our European and Asian partners. For the full year 2014, we expect revenue from our surgical products to increase as compared to 2013.

Ophthalmic

Our ophthalmic franchise consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic product sales decreased 22% and 59% to $363,411 and $571,996, respectively, for the three and six-month periods ended June 30, 2014, as compared to the same periods in 2013. The decrease was primarily attributable to Bausch & Lomb delaying its contractual minimum purchases until the fourth quarter of 2014. We expect the overall ophthalmic revenue to be lower in 2014, as compared to 2013, as a result of the terms of the current Bausch & Lomb supply agreement.  B&L’s current contract expires at the end of this year and will not be renewed.  Given that the ophthalmic franchise is not part of our core business, and that it has been steadily diminishing for the past few years, we do not expect this event to have a material impact on our results going forward.

Veterinary

Veterinary revenue from HYVISC increased by 27% to $900,000 and decreased by 13% to $1,530,000 for the three and six-month periods ended June 30, 2014,respectively, as compared to the same periods in 2013. The variation for the three and six month- periods were primarily due to order timing by our distribution partner, Boehringer Ingelheim Vetmedica. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three and six-month periods ended June 30, 2014 was $5,007,504 and $24,666,386, respectively, as compared to $760,970 and $1,513,492 for the same periods in 2013. Revenue for the quarter ended June 30, 2014 included a $5,000,000 milestone payment associated with our U.S. license agreement for MONOVISC. The year to date June 30, 2014 increase in licensing, milestone and contract revenue included a $17,500,000 milestone payment resulting from the resolution of the patent litigation with Genzyme and the FDA approval of MONOVISC, and the recognition of an approximately $2,200,000 remaining unamortized upfront payment previously received in December 2011.  These payments are related to development obligations under the license agreement. The FDA’s approval of our MONOVISC product during the quarter ended March 31, 2014 completed the delivery of our development obligations under the license agreement, and resulted in the immediate recognition of the $17.5 million milestone payment, as well as the full recognition of prior deferred revenue in the first quarter of 2014.  During the second quarter of 2014, a $5,000,000 milestone payment associated with the first commercial sale of MONOVISC in the U.S. was earned, received, and recognized as revenue.

Product gross profit and margin

Product gross margin for the three and six-month periods ended June 30, 2014 was $15,934,243 and $25,924,629, or 75% and 73% of the product revenue for each period, respectively. Product gross margin for the three and six-month periods ended June 30, 2013 was $13,756,075 and $23,409,394, or 69% and 68% of the product revenue for each period, respectively. The increase in product gross margin for the three and six-month periods ended June 30, 2014, as compared to the same periods in 2013, is attributable to a more favorable product mix, a material cost reduction, and continued efficiency gains at our Bedford, Massachusetts facility. This quarter’s product gross margin may not be indicative of the rest of the year due to dynamics including the future mix of our product sales, and other factors.

Research and development

Research and development expenses for the three and six-month periods ended June 30, 2014 were $1,873,158 and $4,160,873, respectively, or 7% of total revenue for both periods. This primarily reflects the completion of patient enrollment in our phase III Cingal clinical trial during the first quarter of 2014 and on-going patient follow-up activities, as compared to trial start-up activities in the same periods last year. Research and development spending is expected to increase in future quarters as we further develop new products based on our existing technology assets.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three and six-month periods ended June 30, 2014 were $3,865,876 and $7,356,861, respectively, representing 15% and 12% of total revenue. SG&A expenses increased for both the three and six-month periods ending June 30, 2014, as compared to the same periods in 2013, primarly as a result of increases in headcount related costs, external professional fees, and corporate goverance costs. Included in the first quarter of 2013 were certain non-recurring external professional fees and personnel costs. We expect general and administrative expenses to increase in 2014, as compared to 2013, reflective of the support required to grow our business both domestically and internationally.

Income taxes

Provisions for income taxes were $5,906,298 and $14,747,080 for the three and six-month periods ended June 30, 2014, based on effective tax rates of 39% and 38%, respectively. Provisions for income taxes were $3,467,219 and $5,371,083 for the three and six-month periods ended June 30, 2013, respectively, based on effective tax rates of 37% for both periods. The increase in income taxes over the three-month period ended June 30, 2014 was primarily due to increased net income, which reflected $5,000,000 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC. The increase in income taxes over the six-month period ended June 30, 2014 was primarily due to increased net income, which reflected $24,652,778 in milestone and contract revenue associated with our U.S. license agreement for MONOVISC.  The increase in the effective tax rate for each of the periods ended 2014, as compared to the same periods ended in 2013, was driven primarily by the unavailability of the federal R&D tax credit in 2014, due to its expiration on December 31, 2013, and a relative decrease to certain estimated production activities deduction

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our filings from 2010 through the present tax year remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. Our filings from 2009 through the present tax year remain subject to examination by the appropriate governmental authorities in Italy.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward. We have concluded that the positive evidence outweighs the negative evidence and, thus, those deferred tax assets are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at June 30, 2014 or December 31, 2013.

Liquidity and Capital Resources

We require cash to fund our operating expenses and capital expenditures. We expect that our requirements for cash to fund operations will increase as the scope of our operations expands. Historically, we have generated positive cash flow from operations, which together with our available cash and investments, have met our cash requirements. Cash and cash equivalents totaled approximately $84.9 million and $63.3 million at June 30, 2014 and December 31, 2013, respectively. Working capital totaled approximately $112.2 million at June 30, 2014 and $85.3 million at December 31, 2013. The Company believes it has adequate financial resources to support its business for the next twelve months.

Cash provided by operating activities was $20,319,099 for the six months ended June 30, 2014, as compared to cash provided by operating activities of $9,632,926 for the same period in the prior year. This increase in cash provided by operations was due primarily to a total of $22.5 million milestone payments received under the Mitek MONOVISC Agreement. This cash inflow is partially offset by an increase in inventory due to anticipated future sales demand.

Cash used in investing activities was $677,358 for the six months ended June 30, 2014 as compared to cash provided by investing activities of $136,914 for the same period in 2013. The increase in cash used in investing activities is the result of higher capital expenditures in 2014 as compared to the same period in 2013, as well as the proceeds received from the sale of property and equipment in the prior year period relating to our reorganization of Anika S.r.l. in the beginning of 2013.

Cash provided by financing activities was $1,838,733 for the six months ended June 30, 2014, as compared to cash provided by financing activities of $335,471 for the same period in 2013. The increase in cash provided by financing activities in the current year’s period is attributable to the increased tax benefits received in regards to employees’ exercise of stock options during the first six months of 2014, partially offset by minimum tax withholdings on share-based awards.

Critical Accounting Estimates

During the six months ended June 30, 2014, the Company received FDA approval of MONOVISC and the patent litigation related to MONOVISC was also resolved. As a result, the Company shortened the estimate of the performance period related to the Mitek MONOVISC Agreement. There were no other significant changes in our critical accounting estimates during the six months ended June 30, 2014, as compared to the estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period”, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than that provided under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, which disposal represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results, should be reported in the financial statements as a discontinued operation. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Contractual Obligations and Other Commercial Commitments

We have had no material changes outside the ordinary course to our contractual obligations disclosed in our Annual Report on Form 10-K for the period ended December 31, 2013.

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

Off-balance Sheet Arrangements

The Company does not use special purpose entities or other off-balance sheet financing techniques, except for operating leases, that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, we did not utilize any derivative financial instruments, market risk sensitive instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments, or ASC 815, Derivatives and Hedging. Our investments consist of money market funds primarily invested in certificates of deposit, commercial paper, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations that are carried on our books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of currency rate risk. We have three supplier contracts denominated in foreign currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of changes in currency exchange rates for these supplier contracts on our financial statements was immaterial for the three months ended June 30, 2014. The impact of exchange rates related to the consolidation of the balance sheet amounts for our Anika S.r.l. subsidiary resulted in an unfavorable currency translation adjustment of $216,855 during the first six months of 2014.

Our investment portfolio of cash equivalents is subject to interest rate fluctuations, changes in credit quality of the issuer or other factors.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2010, Genzyme Corporation filed a complaint against the Company in the United States District Court for the District of Massachusetts seeking unspecified damages and equitable relief. The complaint alleges that the Company has infringed U.S. Patent No. 5,143,724 by manufacturing MONOVISC in the United States for sale outside the United States and will infringe U.S. Patent Nos. 5,143,724 and 5,399,351 if the Company begins to manufacture and sell MONOVISC in the United States. On March 7, 2014, Genzyme and the Company filed a joint motion to lift the stay in Genzyme’s lawsuit against the Company and to dismiss with prejudice all of Genzyme’s claims. On March 10, 2014, the District Court granted the motion to dismiss with prejudice all of Genzyme’s claims against the Company and the case was terminated.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

To our knowledge there have been no material changes to the risk factors described in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth and in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

Exhibit No.	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D., and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

101*
The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on August 4, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

i.      Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013
ii.     Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and June 30, 2013 (unaudited)
iii.    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013 (unaudited)
iv.    Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: August 4, 2014	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

                                                                                                                                                                                                       22