Form 10-Q
period 2015-06-30
Anika Therapeutics, Inc.
filed 2015-08-04
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐  No  ☒

As of July 31, 2015 there were 14,632,113 outstanding shares of Common Stock, par value $.01 per share.

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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$103,920,222	$100,155,864
Investments	18,513,150	6,750,000
Accounts receivable, net of reserves of $133,820 and $146,618 at June 30, 2015 and December 31, 2014, respectively	19,166,116	17,152,028
Inventories	11,718,243	12,406,776
Prepaid income taxes	-	412,301
Current portion deferred income taxes	1,459,867	1,188,768
Prepaid expenses and other	947,939	959,305
Total current assets	155,725,537	139,025,042
Property and equipment, at cost	54,671,505	53,619,589
Less: accumulated depreciation	(23,148,636)	(21,950,706)
	31,522,869	31,668,883
Long-term deposits and other	69,016	69,042
Intangible assets, net	13,083,907	14,894,710
Goodwill	7,610,821	8,338,699
Total assets	$208,012,150	$193,996,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,657,683	$1,201,226
Accrued expenses	4,441,785	4,747,526
Deferred revenue	35,938	24,510
Income taxes payable	1,821,898	-
Total current liabilities	7,957,304	5,973,262
Other long-term liabilities	779,666	893,935
Long-term deferred revenue	74,371	102,192
Deferred tax liability	8,633,398	8,929,890
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 15,003,694 and 14,851,703 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	150,037	148,517
Additional paid-in-capital	80,505,021	77,539,699
Accumulated other comprehensive loss	(6,326,442)	(4,494,800)
Retained earnings	116,238,795	104,903,681
Total stockholders’ equity	190,567,411	178,097,097
Total Liabilities and Stockholders’ Equity	$208,012,150	$193,996,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$22,898,032	$21,267,156	$38,412,714	$35,618,561
Licensing, milestone and contract revenue	5,529	5,007,504	11,171	24,666,386
Total revenue	22,903,561	26,274,660	38,423,885	60,284,947

Operating expenses:
Cost of product revenue	5,274,059	5,332,913	9,587,499	9,693,932
Research & development	1,812,320	1,873,158	3,910,082	4,160,873
Selling, general & administrative	3,388,494	3,865,876	6,993,155	7,356,861
Total operating expenses	10,474,873	11,071,947	20,490,736	21,211,666
Income from operations	12,428,688	15,202,713	17,933,149	39,073,281
Interest income, net	23,907	5,935	47,630	6,402
Income before income taxes	12,452,595	15,208,648	17,980,779	39,079,683
Provision for income taxes	4,633,038	5,906,298	6,645,665	14,747,080
Net income	$7,819,557	$9,302,350	$11,335,114	$24,332,603

Basic net income per share:
Net income	$0.52	$0.63	$0.76	$1.67
Basic weighted average common shares outstanding	14,961,436	14,687,747	14,933,534	14,559,917
Diluted net income per share:
Net income	$0.51	$0.60	$0.74	$1.57
Diluted weighted average common shares outstanding	15,335,687	15,492,732	15,332,391	15,487,432

Net income	$7,819,557	$9,302,350	$11,335,114	$24,332,603
Other comprehensive income (loss):
Unrealized loss on securities, net of tax	(3,198)	-	(3,198)	-
Foreign currency translation adjustment	420,684	(190,739)	(1,828,444)	(216,855)
Total other comprehensive income (loss)	417,486	(190,739)	(1,831,642)	(216,855)
Comprehensive income	$8,237,043	$9,111,611	$9,503,472	$24,115,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,335,114	$24,332,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,827,070	2,366,411
Stock-based compensation expense	1,063,949	805,782
Deferred income taxes	(428,312)	(357,081)
Provision for inventory	67,863	147,693
Tax benefit from exercise of equity awards	(933,863)	(9,308,113)
Changes in operating assets and liabilities:
Accounts receivable	(2,389,372)	(191,088)
Inventories	496,543	(3,030,077)
Prepaid expenses, other current and long-term assets	458,857	(10,624)
Accounts payable	559,363	(943,169)
Accrued expenses	(263,692)	(749,411)
Deferred revenue	(5,480)	(2,140,902)
Income taxes payable	3,193,594	7,014,770
Other long-term liabilities	(97,679)	(99,980)
Net cash provided by operating activities	14,883,955	17,836,814

Cash flows from investing activities:
Proceeds from maturity of investments	10,250,000	-
Purchase of investments	(22,018,070)	-
Purchase of property and equipment	(1,133,972)	(677,358)
Net cash used in investing activities	(12,902,042)	(677,358)

Cash flows from financing activities:
Proceeds from exercise of equity awards	969,029	1,361,805
Tax benefit from exercise of stock options	933,863	9,308,113
Minimum tax withholdings on share-based awards	-	(6,348,900)
Net cash provided by financing activities	1,902,892	4,321,018

Exchange rate impact on cash	(120,447)	65,928

Increase in cash and cash equivalents	3,764,358	21,546,402
Cash and cash equivalents at beginning of period	100,155,864	63,333,160
Cash and cash equivalents at end of period	$103,920,222	$84,879,562

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2015, the results of its operations for the three- and six- month periods ended June 30, 2015 and 2014, and cash flows for the six- month periods ended June 30, 2015 and 2014.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

A revision was made to the condensed consolidated statement of cash flows for the six months ended June 30, 2014 to correctly reflect the tax benefit from exercise of certain equity awards. This revision had an impact on the statement of cash flows as a reduction of cash provided by operating activities of approximately $2.5 million with a corresponding increase to cash provided by financing activities related to the tax benefit from exercise of stock options for the six months ended June 30, 2014 of the same amount.  This revision had no impact on the statement of operations or cash position. The revision to the condensed consolidated statement of cash flows noted above represents amounts that are not deemed to be material, individually or in the aggregate, to the prior period condensed consolidated financial statements.

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently assessing the method and impact of the adoption of ASU 2014-09 will have on its consolidated financial statements.

4.	Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company’s investments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$3,018,070	$-	$(4,920)	$3,013,150
Bank certificates of deposit	15,500,000	-	-	15,500,000
	$18,518,070	$-	$(4,920)	$18,513,150

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Bank certificates of deposit	$6,750,000	$-	$-	$6,750,000

5.	Fair Value Measurements

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

The fair value hierarchy of the Company’s cash equivalents and investments at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$60,814,116	$-	$60,814,116	$-

Investments:
Corporate debt securities	$3,013,150	$-	$3,013,150	$-
Bank certificates of deposit	15,500,000	-	15,500,000	-
Total investments	$18,513,150	$-	$18,513,150	$-

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$69,551,754	$-	$69,551,754	$-
Bank certificates of deposit	3,000,000	-	3,000,000	-
Total cash & cash equivalents	$72,551,754	$-	$72,551,754	$-

Investments:
Bank certificates of deposit	$6,750,000	$-	$6,750,000	$-

6.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model. Fair value of restricted stock is measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the three- and six-month periods ended June 30, 2015 and 2014, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2015			2014
Risk free interest rate	1.15%	-	1.46%	1.16%	-	1.33%
Expected volatility	53.15%	-	54.65%		53.28%
Expected life (years)		4.5			4
Expected dividend yield		0.00%			0.00%

The Company recorded $509,352 and $377,960 of share-based compensation expense for the three-month periods ended June 30, 2015 and 2014, respectively, for equity compensation awards. The Company recorded $1,063,949 and $805,782 of share-based compensation expense for the six-month periods ended June 30, 2015 and 2014, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective recipients.

There were 7,500 and 111,625 stock options granted under the Anika Therapeutics, Inc. Second Amended and Restated Stock Option and Incentive Plan, as amended, (the “Plan”) during the three- and six-month periods ended June 30, 2015, respectively. There were no Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”) granted under the plan during the three-month period ended June 30, 2015. There were 23,375 RSAs granted under the Plan during the six-month period ended June 30, 2015. There were 9,678 RSUs granted to members of the Company’s Board of Directors under the Plan during the six month period ended June 30, 2015. The stock options, RSAs, and RSUs granted to employees and directors generally become exercisable or vest ratably over four years from the date of grant.

A portion of the stock options granted during the six-month period ended June 30, 2015 contained certain performance features, as compared to established targets, in addition to time-based vesting conditions. The compensation cost associated with these grants was estimated using the Black Scholes valuation method multiplied by the expected number of shares to be issued, which is adjusted based on the estimated probabilities of achieving the performance goals.

As of June 30, 2015, there was approximately $4.7 million of total unrecognized compensation cost related to non-vested stock options, SARs, RSAs, and RSUs granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 2.95 years.

The total intrinsic value of stock options and SARs exercised during the six-month periods ended June 30, 2015 and 2014 was $2,990,912 and $25,396,552, respectively. Cash received from the exercise of stock options during the three- and six-month periods ended June 30, 2015 and 2014 was $5,448 and $294,106, and $969,029 and $1,361,805, respectively. During the second quarter of 2014, the Company acquired and subsequently retired 133,774 common shares related to an employee SARs exercise, to meet minimum statutory tax withholding requirements.

There were 825,897 options and SARs outstanding under the Company’s incentive plans as of June 30, 2015 with a weighted-average exercise price of $17.86 per share, an aggregate intrinsic value of approximately $13.9 million, and a weighted-average remaining contractual term of 6.8 years. None of the options or SARs outstanding at June 30, 2015 or 2014, respectively, had cash-settlement features.

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

7.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, SARs, restricted shares, and restricted stock units using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares used in the calculation of basic earnings per share	14,961,436	14,687,747	14,933,534	14,559,917
Effect of dilutive securities:
Stock options, SARs, and RSAs	374,251	804,985	398,857	927,515
Diluted shares used in the calculation of earnings per share	15,335,687	15,492,732	15,332,391	15,487,432

Equity awards of 238,472 and 207,839 shares were outstanding for the three- and six-month periods ended June 30, 2015, respectively, and were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive. Equity awards of 67,820 and 113,301 shares were outstanding for the three- and six-month periods ended June 30, 2014, respectively, and were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

8.	Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$5,422,506	$6,161,363
Work-in-process	3,157,888	3,041,227
Finished goods	3,137,849	3,204,186
Total	$11,718,243	$12,406,776

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

9.	Intangible Assets and Goodwill

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

In January 2015 the Company received CE Mark approval for HYALOSPINE which is an innovative adhesion prevention gel for use after spinal surgery, and was a component of the IPR&D intangible assets initially identified. As a result of this approval the Company has reclassified $400,000 from IPR&D to developed technology and began amortization on the HYALOSPINE asset.

Intangible assets as of June 30, 2015 and December 31, 2014 consist of the following:

		June 30, 2015				December 31, 2014
	Gross Value	Current Period Completed Projects	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$16,700,000	$400,000	$(3,070,219)	$(5,483,088)	$8,546,693	$9,409,937	15
In-process research & development	5,502,686	(400,000)	(1,259,920)	-	3,842,766	4,652,874	Indefinite
Distributor relationships	4,700,000	-	(415,344)	(4,284,656)	-	-	5
Patents	1,000,000	-	(184,733)	(308,843)	506,424	581,199	16
Elevess trade name	1,000,000	-	-	(811,976)	188,024	250,700	9
Total	$28,902,686	$-	$(4,930,216)	$(10,888,563)	$13,083,907	$14,894,710

The aggregate amortization expense related to intangible assets was $265,508 and $536,226 for the three-month periods ended June 30, 2015 and 2014, respectively. The aggregate amortization expense related to intangible assets was $535,780 and $1,074,561 for the six-month periods ended June 30, 2015 and 2014, respectively.

Changes in the carrying value of goodwill for the six-month periods ended June 30, 2015 and 2014 were as follows:

Goodwill	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014

Balance, beginning	$8,338,699	$9,443,894
Effect of foreign currency adjustments	(727,878)	(1,105,195)
Balance, ending	$7,610,821	$8,338,699

10.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Compensation and related expenses	$2,260,469	$2,791,935
Professional fees	742,319	553,630
Clinical trial costs	421,502	508,042
Research grants	492,001	539,053
Other	525,494	354,866
Total	$4,441,785	$4,747,526

11.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at June 30, 2015 or December 31, 2014, respectively, and has no history of claims paid.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

12.	Mitek Monovisc Agreement

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

13.	Income Taxes

Provisions for income taxes were $4,633,038 and $6,645,665 for the three- and six-month periods ended June 30, 2015, respectively, based on effective tax rates of 37% for both periods. Provisions for income taxes were $5,906,298 and $14,747,080 for the three- and six-month periods ended June 30, 2014, respectively, based on effective tax rates of 39% and 38%. The decrease in income taxes over the three- and six-month periods ended June 30, 2014 was primarily due to decreased net income as a result of the approximately $24.7 million in milestone and contract revenue recognized for the six months ended June 30, 2014 associated with the Company’s U.S. license agreement for MONOVISC. See the previous discussion under Note 12. The decrease in the effective tax rate for each of the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was primarily due to an increase in the expected tax benefit of the domestic production deduction.

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

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward. The Company concluded that the positive evidence outweighs the negative evidence and, thus, those deferred tax assets are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance at June 30, 2015 or December 31, 2014.

14.	Segment and Geographic Information

The Company has one reportable operating segment, for the purposes of assessing performance and deciding how to allocate resources.

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Orthobiologics	$19,282,919	$18,278,254	$31,255,419	$29,850,404
Dermal	303,117	348,961	719,300	537,612
Surgical	1,647,005	1,376,530	3,036,600	3,128,549
Ophthalmic	414,991	363,411	919,463	571,996
Veterinary	1,250,000	900,000	2,481,932	1,530,000
	$22,898,032	$21,267,156	$38,412,714	$35,618,561

Total revenue by geographic location and as a percentage of overall total revenue, for the three- and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,
	2015		2014
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$19,217,696	84%	$22,946,738	87%
Europe	2,330,890	10%	1,793,841	7%
Other	1,354,975	6%	1,534,081	6%
Total	$22,903,561	100%	$26,274,660	100%

	Six Months Ended June 30,
	2015		2014
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$31,808,885	83%	$54,480,556	90%
Europe	4,317,214	11%	3,489,656	6%
Other	2,297,786	6%	2,314,735	4%
Total	$38,423,885	100%	$60,284,947	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations. Words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters are intended to identify such forward-looking statements. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance, and results related to current or anticipated products. You should carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, decreasing prices, changes in applicable tax rates, adverse regulatory action, health care policy changes, international operations, or disruption of our current plans and operations, as well as those factors described in Part II, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Consequently, no forward-looking statements can be guaranteed and actual results may vary materially, and you should take caution not to place undue reliance on such statements. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events, or otherwise.

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

Research and Development

Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, including HYALOFAST, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, including for CINGAL, and process development and scale-up manufacturing activities related to our existing and new products. Our development focus includes products for tissue protection, healing, and repair. Our investment in research and development has been important over the years, and it has varied considerably depending on the number, size, and timing of clinical trials and studies underway. We anticipate that we will continue to commit significant resources to research and development, including in relation to clinical trials, in the future.

Our wholly-owned subsidiary Anika S.r.l., enhances our research and development capabilities, our technology base, and our pipeline of product candidates. Anika S.r.l. has research and development programs underway for new products including for HYALOFAST, an innovative product for cartilage tissue repair, HYALOBONE, a bone void filler, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is currently commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an Investigational Device Exemption (“IDE”) to the FDA, which was approved in July 2015. Our current plan is to begin a phase III clinical trial for HYALOFAST during the second half of 2015. Another of our products, HYALOSPINE, is an innovative adhesion prevention gel for use after spinal surgery. We completed a HYALOSPINE pilot clinical study in 2012, submitted the CE Mark application in September 2013, and received the CE Mark approval in January 2015.

In February 2014, we received FDA approval for MONOVISC, and Mitek began selling the product in the United States in the second quarter of 2014. MONOVISC is the first FDA-approved, single-injection treatment for osteoarthritis that uses non-animal sourced HA. It is also our first osteoarthritis product based on our proprietary, cross-linked HA technology. We received CE Mark approval for MONOVISC in October 2007, and we began selling in Europe through our distribution network during the second quarter of 2008. In June 2015, we submitted an IDE to the FDA to conduct a phase III clinical trial to support the expanded use of MONOVISC for the treatment of pain associated with osteoarthritis of the hip, which was approved by the FDA in July 2015. The associated study will be sponsored by Mitek, and the current plan is for Mitek to begin enrolling patients in U.S. investigational sites in the second half of 2015.

Our second single-injection osteoarthritis product under development is CINGAL, which is based on our HA material with an added active therapeutic molecule designed to provide both short- and long-term pain relief to patients. During the second quarter of 2013, we commenced a phase III clinical trial to obtain the needed clinical data for a CE Mark submission and approval and to support other product registrations, including in the United States. We completed the CINGAL clinical trial and associated statistical analysis during the fourth quarter of 2014. In December 2014, we submitted an application for CE Mark approval of the product, and we submitted a Pre-Market Application to the FDA for U.S. marketing approval in February 2015. In May 2015, we also submitted an application for regulatory approval of CINGAL to Health Canada. During the first quarter of 2015, we commenced a retreatment study related to CINGAL with patients who had participated in the initial clinical trial, and we completed the study, as well as the associated statistical analysis, and reported safety data during the second quarter of this year. We are currently engaged in ongoing discussions with the FDA related to the regulatory process and timing for CINGAL. We expect to conduct a formal meeting with the FDA’s Office of Combination Products (“OCP”) during the fall of 2015 to present our data and provide the agency with clinical input. The most likely outcome of this meeting is that we will subsequently file a formal request for designation with OCP through which we expect to receive a definitive response related to the regulatory pathway for CINGAL.

In June 2015, we entered into an agreement with the Institute for Applied Life Sciences at the University of Massachusetts Amherst to collaborate on research to develop a therapy for rheumatoid arthritis. The purpose of this research is to develop a novel modality for the treatment of rheumatoid arthritis, and if successful, it is expected to yield a potential product candidate that we could move towards commercialization as early as 2017.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Inc/(Dec)	2015	2014	% Inc/(Dec)
Product revenue	$22,898,032	$21,267,156	8%	$38,412,714	$35,618,561	8%
Licensing, milestone and contract revenue	5,529	5,007,504	(100%)	11,171	24,666,386	(100%)
Total revenue	22,903,561	26,274,660	(13%)	38,423,885	60,284,947	(36%)

Operating expenses:
Cost of product revenue	5,274,059	5,332,913	(1%)	9,587,499	9,693,932	(1%)
Research & development	1,812,320	1,873,158	(3%)	3,910,082	4,160,873	(6%)
Selling, general & administrative	3,388,494	3,865,876	(12%)	6,993,155	7,356,861	(5%)
Total operating expenses	10,474,873	11,071,947	(5%)	20,490,736	21,211,666	(3%)
Income from operations	12,428,688	15,202,713	(18%)	17,933,149	39,073,281	(54%)
Interest income, net	23,907	5,935	303%	47,630	6,402	644%
Income before income taxes	12,452,595	15,208,648	(18%)	17,980,779	39,079,683	(54%)
Provision for income taxes	4,633,038	5,906,298	(22%)	6,645,665	14,747,080	(55%)
Net income	$7,819,557	$9,302,350	(16%)	$11,335,114	$24,332,603	(53%)
Product gross profit	$17,623,973	$15,934,243	11%	$28,825,215	$25,924,629	11%
Product gross margin	77%	75%		75%	73%

Product Revenue

Product revenue for the quarter ended June 30, 2015 was $22,898,032, an increase of 8%, as compared to $21,267,156 for the quarter ended June 30, 2014.  Product revenue for the six-month period ended June 30, 2015 was $38,412,714, an increase of 8%, as compared to $35,618,561 for the six-month period ended June 30, 2014. For the three months ended June 30, 2015, increases in product revenue from our Orthobiologics, Surgical, Veterinary, and Ophthalmic franchises were partially offset by decreases in revenue as a result of timing of orders for our Dermal products. Included in product revenue for the second quarter of 2015 was approximately $1.8 million of non-recurring revenue related to a high end-user average selling price for MONOVISC products sold to our U.S. partner, Mitek, prior to the fourth quarter of 2014. The amount was agreed with Mitek during the second quarter of 2015. Products sold to Mitek after the third quarter of 2014 are not impacted by this arrangement. Excluding the impact of this payment, product revenue for the second quarter of 2015 was at a similar level compared with the same period last year, which is in line with our previous expectations. For the six-month period ended June 30, 2015, we saw product revenue growth in all franchises, both domestically and internationally, with the exception of our Surgical franchise, which decreased slightly year-over-year.

The following table presents product revenue by group for the three- and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Orthobiologics	$19,282,919	$18,278,254	$1,004,665	5%
Dermal	303,117	348,961	(45,844)	(13%)
Surgical	1,647,005	1,376,530	270,475	20%
Ophthalmic	414,991	363,411	51,580	14%
Veterinary	1,250,000	900,000	350,000	39%
	$22,898,032	$21,267,156	$1,630,876	8%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Orthobiologics	$31,255,419	$29,850,404	1,405,015	5%
Dermal	719,300	537,612	181,688	34%
Surgical	3,036,600	3,128,549	(91,949)	(3%)
Ophthalmic	919,463	571,996	347,467	61%
Veterinary	2,481,932	1,530,000	951,932	62%
	$38,412,714	$35,618,561	$2,794,153	8%

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, sales increased 5% for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The growth in the second quarter of 2015 reflected a growing end-user demand, increased revenue from international ORTHOVISC and MONOVISC sales, as well as the non-recurring product revenue discussed in the prior section. These increases were partially offset by decreases in product sales to Mitek as a result of its plan to reduce inventory on hand, which is expected to be completed during the third quarter of 2015. We expect orthobiologics revenue to grow in 2015, led by increased MONOVISC revenue in the United States, as well as overall revenue growth from our viscosupplementation products both domestically and internationally.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on the HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the three- and six-month periods ended June 30, 2015, dermal product sales decreased 13% and increased 34%, respectively, as compared to the same periods in 2014. The increase for the six-month period primarily reflects revenue from the agreement we entered into in July 2014, with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2019. We expect advanced wound care revenue to increase in 2015 compared to 2014 primarily due to geographic expansion, and particularly in the U.S. market as a result of the grant of reimbursement eligibility by the Centers for Medicare and Medicaid Services for HYALOMATRIX in 11 states and Washington D.C.

Surgical

Our surgical franchise consists of products used to prevent post-surgical adhesions after abdominal-pelvic, spinal, and ear, nose, and throat (“ENT”) surgeries. Sales of our surgical products increased 20% and decreased 3% for the three- and six-month periods ended June 30, 2015 to $1,647,005 and $3,036,600, respectively, as compared to the same periods in 2014. The year to date decrease of surgical product revenue was primarily due to order timing by our distribution partners. For the full year 2015, we expect revenue from our surgical products to be slightly lower as compared to 2014, primarily due to an unfavorable foreign currency impact.

Ophthalmic

Our ophthalmic franchise consists of HA viscoelastic products used in ophthalmic surgery. Ophthalmic product sales increased 14% and 61% to $414,991 and $919,463, respectively, for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014. The increase was primarily attributable to order timing and strong first quarter demand from customers for our ophthalmic products in the United States. For the full year 2015, we expect ophthalmic revenue to decrease due to the termination of the Bausch & Lomb supply agreement for AMVISC, which expired as expected at the end of 2014. Operating margins under this agreement were low, and given that the ophthalmic franchise is not part of our core business, and that it has been steadily diminishing for the past few years, we do not expect this event to have a material impact on our results going forward.

Veterinary

Veterinary revenue from HYVISC increased by 39% and 62% to $1,250,000 and $2,481,932 for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014. The growth in HYVISC demand was a result of increased sales and marketing efforts by our distribution partner, Boehringer Ingelheim. We expect the overall veterinary revenue to be higher in 2015, as compared to 2014, due to increased demand for the product in the United States. We continue to look at other veterinary applications and opportunities to expand geographic territories.

Licensing, milestone, and contract revenue

Licensing, milestone, and contract revenue for the three- and six-month periods ended June 30, 2015 was $5,529 and $11,171 respectively as compared to $5,007,504 and $24,666,386 for the same periods in 2014. The year over year decrease was primarily the result of the recognition of licensing and milestone revenue during the three and six months ended June, 2014 of $5,000,000 and $22,5000,000, respectively, for milestone payments related to development obligations under the Mitek MONOVISC Agreement. It also included the recognition of approximately $2,200,000 unamoritized upfront payments previously received in December 2011. The FDA’s approval of our MONOVISC product during the quarter-ended March 31, 2014 completed the delivery of development obligations under the Mitek MONOVISC Agreement, and resulted in the immediate recognition of a $17,500,000 milestone payment, as well as the full recognition of prior deferred revenue, in the first quarter of 2014. During the second quarter of 2014, a $5,000,000 milestone payment associated with the first commercial sale of MONOVISC in the United States was also earned, received, and recognized as revenue. We expect that our licensing, milestone, and contract revenue will decrease in 2015 compared to 2014 in large part due to the multiple significant milestones achieved by us in 2014 in relation to our commercial agreement with Mitek.

Product gross profit and margin

Product gross profit for the three and six months ended June 30, 2015 was $17,623,973 and $28,825,215, or 77% and 75% of product revenue for each period, respectively. Product gross margin for the three- and six-month periods ended June 30, 2014 was $15,934,243 and $25,924,629, or 75% and 73% of the product revenue for each period, respectively. The increase in product gross margin for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, is attributable to more favorable revenue mix and continued efficiency gains at our Bedford, Massachusetts facility. This quarter’s product gross margin may not be indicative of the rest of the year due to dynamics such as future revenue mix.

Research and development

Research and development expenses for the three- and six-month periods ended June 30, 2015 were $1,812,320 and $3,910,082, or 8% and 10% of total revenue for both periods, a decrease of $60,838 and $250,791 compared to the same periods in 2014. The decrease in research and development expenses is primarily due to the timing and higher level of clinical activities related to the CINGAL pivotal study in the first quarter of 2014 compared with a smaller scale CINGAL retreatment study in 2015. Research and development spending is expected to increase in future quarters as we further develop new products and initiate new clinical trials based on our existing technology assets, including for HYALOFAST.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses for the three- and six-month periods ended June 30, 2015 were $3,388,494 and $6,993,155, representing 15% and 18% of total revenue, a decrease of $477,382 and $363,706 compared to the same periods last year, respectively. SG&A expenses decreased for the three- and six-month periods ending June 30, 2015 primarily as a result of the full amortization of certain intangible assets in December 31, 2014. We expect SG&A expenses to increase for the full year in 2015, as compared to 2014, reflective of the support required to grow our business both domestically and internationally.

Income taxes

Provisions for income taxes were $4,633,038 and $6,645,665 for the three- and six-month periods ended June 30, 2015, respectively, based on an effective tax rate of 37% for both periods. Provisions for income taxes were $5,906,298 and $14,747,080 for the three- and six-month periods ended June 30, 2014, respectively, based on effective tax rates of 39% and 38%. The decrease in the effective tax rate for each of the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014,was primarily due to an increase in the expected tax benefit of the domestic production deduction.

Liquidity and Capital Resources

We expect that our requirements for cash to fund operations and capital expenditures will increase as the scope of our operations expands. Historically, we have generated positive cash flow from operations, which together with our available cash and investments have met our cash requirements. Cash, cash equivalents, and investments totaled approximately $122.4 million and $106.9 million at June 30, 2015 and December 31, 2014, respectively. Working capital totaled approximately $147.8 million at June 30, 2015 and $133.1 million at December 31, 2014. We believe that we have adequate financial resources to support our business for at least the next twelve months.

Cash provided by operating activities was $14,883,955 for the six months ended June 30, 2015, as compared to cash provided by operating activities of $17,836,814 for the same period in the prior year. The decrease in cash provided by operations was due primarily to decreased net income in the first half of 2015 compared to the same period last year, which reflected $24.7 million in milestone and contract revenue associated with our U.S. license agreement for MONOVISC. Cash provided by operations was also impacted by an increase in net working capital requirements as compared to the same period in 2014 related to higher accounts receivable, due to the timing of sales during the year, offset by lower inventory levels.

Cash used in investing activities was $12,902,042 for the six months ended June 30, 2015, as compared to cash used in investing activities of $677,358 for the same period in 2014. The increase in cash used in investing activities is primarily the result of the purchase of investments offset by maturities of investments during the first half of 2015. We expect an increase in investing activities in 2015 as a result of our on-going project to establish additional manufacturing capabilities at the Bedford, Massachusetts facility to manufacture our HYAFF-based products currently manufactured by a third party. We expect to spend approximately $8 million in 2015 related to this activity.

Cash provided by financing activities was $1,902,892 for the six months ended June 30, 2015, as compared to cash provided by financing activities of $4,321,018 for the same period in 2014. The decrease in cash provided by financing activities in the first half of 2015 is attributable to the lower tax benefits received in regards to employees’ exercise of stock options compared to the first six months of 2014.

Critical Accounting Estimates

There were no other significant changes in our critical accounting estimates during the three months ended June 30, 2015, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and updated as necessary in Note 3 to the condensed consolidated financial statements included in this quarterly report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. We have had no material changes outside the ordinary course to our contractual obligations during the first six months of 2015.

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

Our market risks, and the ways we manage them, are summarized in the section captioned “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the first six months of 2015 to our market risks or to our management of such risks.

ITEM4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. During the first six months of 2015, there have been no material changes to the information provided in the section captioned “Part I, Item 3, Legal Proceedings” from our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on August [4], 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

  Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014
  Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (unaudited)
  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014 (unaudited)
  Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: August 4, 2015	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

