Form 10-Q
period 2016-03-31
Anika Therapeutics, Inc.
filed 2016-05-03
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐  No  ☒

As of April 28, 2016 there were 14,330,582 outstanding shares of Common Stock, par value $.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, MONOVISC, and ORTHOVISC are our registered trademarks. This Quarterly Report on Form 10-Q also contains registered marks, trademarks, and trade names that are the property of other companies and licensed to us.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data and per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$92,837	$110,707
Investments	23,000	27,751
Accounts receivable, net of reserves of $174 and $167 at March 31, 2016 and December 31, 2015, respectively	14,798	21,652
Inventories	15,765	14,938
Prepaid expenses and other current assets	1,500	1,385
Total current assets	147,900	176,433
Property and equipment, net	46,839	40,108
Long-term deposits and other	69	69
Intangible assets, net	11,859	11,656
Goodwill	7,790	7,482
Total Assets	$214,457	$235,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,263	$8,302
Accrued expenses and other current liabilities	5,999	4,778
Income taxes payable	1,603	4,198
Total current liabilities	10,865	17,278
Other long-term liabilities	739	781
Long-term deferred revenue	63	66
Deferred tax liability	7,422	6,775
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 14,768,325 and 15,036,808 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	148	150
Additional paid-in-capital	58,536	81,685
Accumulated other comprehensive loss	(5,873)	(6,649)
Retained earnings	142,557	135,662
Total stockholders’ equity	195,368	210,848
Total Liabilities and Stockholders’ Equity	$214,457	$235,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Product revenue	$22,278	$15,515
Licensing, milestone and contract revenue	5	5
Total revenue	22,283	15,520

Operating expenses:
Cost of product revenue	5,425	4,313
Research & development	2,159	2,098
Selling, general & administrative	3,990	3,605
Total operating expenses	11,574	10,016
Income from operations	10,709	5,504
Interest income, net	72	24
Income before income taxes	10,781	5,528
Provision for income taxes	3,886	2,012
Net income	$6,895	$3,516

Basic net income per share:
Net income	$0.46	$0.24
Basic weighted average common shares outstanding	14,875	14,905
Diluted net income per share:
Net income	$0.45	$0.23
Diluted weighted average common shares outstanding	15,307	15,330

Net income	$6,895	$3,516
Other comprehensive income (loss):
Foreign currency translation adjustment	776	(2,249)
Comprehensive income	$7,671	$1,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,895	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	914
Stock-based compensation expense	817	555
Deferred income taxes	555	(177)
Provision for inventory	82	30
Tax benefit from equity awards	(364)	(934)
Changes in operating assets and liabilities:
Accounts receivable	7,034	761
Inventories	(787)	(284)
Prepaid expenses, other current and long-term assets	(267)	477
Prepaid income taxes	-	(1,199)
Accounts payable	(3,629)	632
Accrued expenses and other current liabilities	(1,306)	(375)
Deferred revenue	(39)	112
Income taxes payable	(2,205)	-
Other long-term liabilities	(48)	(44)
Net cash provided by operating activities	7,680	3,984

Cash flows from investing activities:
Proceeds from maturity of investments	14,250	1,500
Purchase of investments	(9,499)	(7,250)
Purchase of property and equipment	(6,418)	(256)
Net cash used in investing activities	(1,667)	(6,006)

Cash flows from financing activities:
Repurchases of common stock	(25,000)	-
Proceeds from exercise of equity awards	668	964
Tax benefit from equity awards	364	934
Net cash (used in) provided by financing activities	(23,968)	1,898

Exchange rate impact on cash	85	(230)

Decrease in cash and cash equivalents	(17,870)	(354)
Cash and cash equivalents at beginning of period	110,707	100,156
Cash and cash equivalents at end of period	$92,837	$99,802
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$824	$24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. is a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions by providing innovative and differentiated therapeutic pain management solutions along the continuum of care, from palliative care to regenerative medicine. The Company has over two decades of expertise developing, manufacturing, and commercializing more than 20 products, in markets across the globe, based on the Company’s proprietary hyaluronic acid technology. The Company’s orthopedic medicine portfolio is comprised of marketed (ORTHOVISC and MONOVISC) and pipeline (CINGAL and HYALOFAST in the United States) products to alleviate pain and restore joint function by replenishing depleted HA and aiding cartilage repair and regeneration.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2016, the results of its operations for the three-month periods ended March 31, 2016 and 2015, and cash flows for the three-month periods ended March 31, 2016 and 2015.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

3.	Recent Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption not to occur before the original effective date. The Company is assessing the appropriate method for implementing ASU 2014-09, as well as the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 amends existing leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for virtually all leases. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation (Topic 718) Stock Compensation. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Early adoption is permitted. The Company is assessing the appropriate method for implementing ASU 2016-09 and the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Recently Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory. ASU 2015-11 more closely aligns the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The provisions of ASU 2015-11 are effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this amendment did not have a material impact on the Company’s financial position or results of operations.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. The Company early adopted the provisions of this ASU during the fourth quarter of year 2015 and applied it retrospectively. The adoption of ASU 2015-17 resulted in the reclassification of $1.8 million and $2.3 million of current deferred tax assets to a reduction in noncurrent deferred tax liabilities as of March 31, 2016 and December 31, 2015, respectively. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

4.	Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held bank certificates of deposit of $23.0 million and $25.8 million at March 31, 2016 and December 31, 2015, respectively. The Company also held corporate debt securities of $2.0 million at December 31, 2015. There were no unrealized gains or losses on the Company’s available-for-sale securities at March 31, 2016 or December 31, 2015.

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

The fair value hierarchy of the Company’s cash equivalents and investments at fair value is as follows:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$66,449	$-	$66,449	$-

Investments:
Bank certificates of deposit	$23,000	-	$23,000	-

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$61,385	$-	$61,385	$-
Bank certificates of deposit	250	-	250	-
Total cash equivalents	$61,635	$-	$61,635	$-

Investments:
Corporate debt securities	$2,001	$-	$2,001	$-
Bank certificates of deposit	25,750	-	25,750	-
Total investments	$27,751	$-	$27,751	$-

6.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the three-month periods ended March 31, 2016 and 2015, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2016			2015
Risk free interest rate	1.16%	-	1.40%	1.15%
Expected volatility	50.84%	-	51.61%	54.65%
Expected life (years)		4.5		4.5
Expected dividend yield		0.00%		0.00%

The Company recorded $0.8 million and $0.6 million of share-based compensation expense for the three-month periods ended March 31, 2016 and 2015, respectively, for equity compensation awards. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to the respective recipients.

During the three-month period ended March 31, 2016, the Company granted under the Plan a total of 288,705 stock options, 46,300 RSAs, and 11,805 RSUs. All of the RSUs were granted to directors of the Company and vest over a one year period. The stock options, and RSAs granted to employees generally become exercisable or vest ratably over four years from the date of grant.

A portion of the stock options granted during the three-month period ended March 31, 2016 contained certain performance features, as compared to established targets, in addition to time-based vesting conditions. For performance-based awards with financial achievement targets, the Company recognizes expense using the graded vesting methodology based on the number of shares expected to vest. Compensation cost associated with performance grants is estimated using the Black-Scholes valuation method multiplied by the expected number of shares to be issued, which is adjusted based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Shares used in the calculation of basic earnings per share	14,875	14,905
Effect of dilutive securities:
Stock options, SARs, and RSAs	432	425
Diluted shares used in the calculation of earnings per share	15,307	15,330

Equity awards of 0.3 million and 0.1 million shares were outstanding for the three-month periods ended March 31, 2016 and 2015, respectively, and were not included in the computation of diluted earnings per share because the awards’ impact on earnings per share was anti-dilutive.

On February 26, 2016, the Company entered into an accelerated stock repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $25.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement, the Company paid Morgan Stanley $25.0 million in cash and received an initial delivery of 377,155 shares of the Company’s common stock on February 29, 2016 based on a closing market price of $46.40 and the applicable contractual discount. This is approximately 70% of the total number of shares of expected to be repurchased under the ASR Agreement. These shares are held by the Company as authorized but unissued shares pursuant to Massachuetts law. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR Agreement.

As of March 31, 2016, the Company has approximately $7.5 million remaining under the ASR Agreement which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders' equity in the condensed consolidated balance sheet as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price will be determined at the end of the applicable purchase period, which is expected to occur in the third quarter of 2016. Upon settlement of the ASR Agreement, the Company may receive additional shares or be required to either pay additional cash or deliver shares of our common stock (at its option) to Morgan Stanley, based on the forward price. If the ASR Agreement had been settled as of March 31, 2016, based on the volume-weighted average price since the effective date of the ASR Agreement, Morgan Stanley would have been required to deliver approximately 0.2 million additional shares to the Company. However, the Company cannot predict the final number of shares to be received, or delivered, by it under the ASR Agreement, and, as such, these shares are not included in the calculation of diluted weighted-average common shares outstanding during the period because the effect is anti-dilutive.

8.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$6,059	$5,780
Work-in-process	5,647	5,656
Finished goods	4,059	3,502
Total	$15,765	$14,938

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

In connection with the 2009 acquisition of Anika Therapeutics S.r.l. (“Anika S.r.l.”), the Company acquired various intangible assets and goodwill. The Company evaluated the various intangible assets and related cash flows from these intangible assets, as well as the useful lives and amortization methods related to these intangible assets. The in-process research and development (“IPR&D”) intangible assets initially have indefinite lives and are reviewed periodically to assess the project status, valuation, and disposition, including write-off(s) for abandoned projects. Until such determination is made, they are not amortized.

Intangible assets as of March 31, 2016 and December 31, 2015 consist of the following:

		March 31, 2016			December 31, 2015
	Gross Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$17,100	$(2,882)	$(6,148)	$8,070	$7,959	15
In-process research & development	4,406	(1,193)	-	3,213	3,099	Indefinite
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(173)	(345)	482	473	16
Elevess trade name	1,000	-	(906)	94	125	9
Total	$28,206	$(4,663)	$(11,684)	$11,859	$11,656

The aggregate amortization expense related to intangible assets was $0.3 million for the three-month periods ended March 31, 2016 and 2015, respectively.

10.	Goodwill

Through March 31, 2016, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows (in thousands):

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2016	2015

Balance, beginning	$7,482	$8,339
Effect of foreign currency adjustments	308	(857)
Balance, ending	$7,790	$7,482

11.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Compensation and related expenses	$2,072	$3,082
Facility construction costs	2,069	415
Research grants	397	381
Professional fees	372	210
Clinical trial costs	123	252
Other	966	438
Total	$5,999	$4,778

12.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at March 31, 2016 or December 31, 2015, respectively, and has no history of claims paid.

The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

13.	Leases

On October 9, 2015, Anika S.r.l. entered into a build-to-suit lease agreement with Consorzio Zona Industriale E Porto Fluviale di Padova (“ZIP”), as landlord, pursuant to which Anika S.r.l. will lease a new European headquarters facility, consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. The lease has an initial term of fifteen years, which is expected to commence during the fourth quarter of 2016 once construction of the facility is completed. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. The Company has the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. Beginning on the commencement date, the lease provides for an initial yearly rent of approximately $0.4 million.

Construction of the new facility began in the first quarter of 2016 and is expected to be completed in late 2016. During the period of construction the Company is considered the deemed owner of the facility. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in the Company’s consolidated balance sheet. As of March 31, 2016, the Company has recorded a construction-in-process asset of approximately $0.3 million. This included $0.1 million incurred by ZIP for the construction of the new facility, which was recorded as a facility lease obligation on the balance sheet.

14.	Income Taxes

Provisions for income taxes were $3.9 million and $2.0 million for the three-month periods ended March 31, 2016 and 2015, respectively, based on effective tax rates of 36.1% and 36.4%. The increase in income taxes for the three-month period ended March 31, 2016 resulted from higher net income as compared to the same period last year. The net decrease in the effective tax rate for the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the expected tax credit for research and development expenditures.

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

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carryforward. The Company concluded that the positive evidence outweighs the negative evidence and, thus, those deferred tax assets are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance at March 31, 2016 or December 31, 2015.

15.	Segment and Geographic Information

The Company has one reportable operating segment, for the purposes of assessing performance and deciding how to allocate resources.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2016	2015
Orthobiologics	$19,587	$11,973
Surgical	1,318	1,390
Dermal	381	416
Other	992	1,736
Product Revenue	$22,278	$15,515

Total revenue by geographic location and as a percentage of overall total revenue for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016		2015
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$18,011	81%	$12,591	81%
Europe	2,565	11%	1,986	13%
Other	1,707	8%	943	6%
Total Revenue	$22,283	100%	$15,520	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations. Words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters are intended to identify such forward-looking statements. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance, and results related to current or anticipated products. You should carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, decreasing prices, changes in applicable tax rates, adverse regulatory action, health care policy changes, international operations, or disruption of our current plans and operations, as well as those factors described in Part II, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Consequently, no forward-looking statements can be guaranteed and actual results may vary materially, and you should take caution not to place undue reliance on such statements. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events, or otherwise.

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

Since our inception in 1992, we have utilized a commercial partnership model for the distribution of our products to end-users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In 2015, we made the strategic decision to commercialize our next generation viscosupplementation product, CINGAL, in the United States ourselves, initially through the engagement of a contract sales organization. Ultimately, we intend to transition the direct sales function into our company as part of a broader buildout of our commercial capabilities. We believe that the combination of the direct and distribution commercial models will maximize the revenue potential from our current and future product portfolio.

We began a strategic project in 2015 to move the manufacturing of our HYAFF-based products, which currently are manufactured by a third party in Italy, to our Bedford, Massachusetts facility. Our main purposes behind this strategic move are to improve the efficiency of our manufacturing process and to enhance our research and development capabilities, with the aim of accelerating future product development. We expect to expend approximately $15 million on this project through 2018.

Please see the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview” in our Annual Report on Form 10-K for the year ended December 31, 2015, for a description of each of the above therapeutic areas, including the individual products.

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

Our second single-injection osteoarthritis product under development is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients. We completed the CINGAL phase III clinical trial and associated statistical analysis during the fourth quarter of 2014. During the first half of 2015, we completed a CINGAL retreatment study with patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. We announced notification of approval for CINGAL from Health Canada in November 2015 for the treatment of pain in osteoarthritis of the knee. In March 2016, we received CE Mark approval of CINGAL as a viscoelastic supplement or as a replacement for synovial fluid in human joints. We expect the first commercial sale of CINGAL in both Canada and the European Union to occur in the second quarter of 2016. After discussions with the FDA related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. Since then, we have been in ongoing discussions with CDER to understand the requirements for submitting an NDA for CINGAL, and preliminary indications from CDER suggest that additional clinical work may be required. We will meet with the FDA to collaboratively discuss this topic.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, HYALOBONE, a bone void filler, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an Investigational Device Exemption for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in December 2015, and we are in the early stages of the phase III clinical trial for HYALOFAST. We are also currently proceeding with two other research and development programs. The first focuses on the potential of utilizing our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as those to the elbow, rotator cuff and Achilles tendon. We submitted a CE mark application for this treatment during the first quarter of 2016, and we are currently evaluating the requirements for a submission to the FDA. The second program is in the early pre-clinical stage, and it explores the possibility of using our HYAFF technology in synthetic bone grafts to repair and reconstruct hips, extremities, and the spine.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$22,278	$15,515	$6,763	44%
Licensing, milestone and contract revenue	5	5	-	0%
Total revenue	22,283	15,520	6,763	44%

Operating expenses:
Cost of product revenue	5,425	4,313	1,112	26%
Research & development	2,159	2,098	61	3%
Selling, general & administrative	3,990	3,605	385	11%
Total operating expenses	11,574	10,016	1,558	16%
Income from operations	10,709	5,504	5,205	95%
Interest income, net	72	24	48	200%
Income before income taxes	10,781	5,528	5,253	95%
Provision for income taxes	3,886	2,012	1,874	93%
Net income	$6,895	$3,516	$3,379	96%
Product gross profit	$16,853	$11,202	$5,651	50%
Product gross margin	76%	72%

Product Revenue

Product revenue for the quarter ended March 31, 2016 was $22.3 million, an increase of 44% as compared to $15.5 million for the quarter ended March 31, 2015. For the three months ended March 31, 2016, the increase in product revenue was driven by our orthobiologics franchise, which was partially offset by decreases in our dermal and other product revenue as a result of the timing of orders for our ophthalmic and veterinary products.

The following tables present product revenue by group for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$19,587	$11,973	$7,614	64%
Surgical	1,318	1,390	(72)	(5%)
Dermal	381	416	(35)	(8%)
Other	992	1,736	(744)	(43%)
Total	$22,278	$15,515	$6,763	44%

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, sales increased 64% for the three months ended March 31, 2016, as compared to the same period in 2015. The growth in the first quarter of 2016 reflected a significant increase in product purchases as compared with the same period in the prior year during which our U.S. commercial partner implemented a multi-month inventory reset program. Product sales to our U.S. commericial partner increased by approximately $5.8 million as compared to the first quarter of 2015. More importantly, we also experienced growing end-user demand during the first quarter of 2016, resulting in increased revenue from worldwide ORTHOVISC and worldwide MONOVISC sales. We expect orthobiologics revenue to continue to grow in 2016, led by increased MONOVISC revenue in the United States, the expected commercial launch of CINGAL in Canada and Europe, as well as overall revenue growth from our viscosupplementation products both domestically and internationally.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat, or ENT, disorders. Sales of our surgical products decreased 5% for the three-month period ended March 31, 2016 to $1.3 million, as compared to the same period in 2015. The decrease in surgical product revenue for the three-month period was primarily due to the unfavorable impact from foreign currency exchange rate fluctuations as compared with the same period in the prior year. We expect surgical product revenue to decrease moderately for the full-year 2016 compared to 2015 as a result of an inventory releveling by our U.S. ENT commercial partner.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on the HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the three-month period ended March 31, 2016, dermal product sales decreased 8% as compared to the same period in 2015. This decrease primarily reflects order timing by our distribution partners. We expect advanced wound care revenue to increase for the full-year 2016 as compared to 2015 primarily due to increased end-user demand and geographic expansion, particularly in the U.S., European, and Latin American markets.

Other

Other product revenue includes revenues from our ophthalmic and veterinary franchises. Product revenue from each of these franchises decreased for the three-month period ended March 31, 2016 as compared to the same period in 2015. We expect other product revenue to decrease for the full-year 2016, as compared to 2015, primarily as a result of lower veterinary revenue.

Product gross profit and margin

Product gross profit for the three months ended March 31, 2016 increased $5.7 million to $16.9 million, or 76% of product revenue, as compared to 72% of product revenue for the period ended March 31, 2015. The increase in product gross margin for the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily attributable to the overall product mix compared to the prior year, with increased sales of our higher-margin orthobiologics products as a percentage of our total product sales. This quarter’s product gross margin may not be indicative of the rest of the year due to dynamics such as future revenue mix.

Research and development

Research and development expenses for the three months ended March 31, 2016 was $2.2 million, or 10% of total revenue, representing an increase of $0.1 million as compared to the same period in 2015. The increase in research and development expenses was primarily due to the timing and higher level of clinical activities related to the CINGAL retreatment study in early 2015 and the HYALOFAST phase III study, which commenced in December 2015. Research and development spending is expected to increase in 2016, and for the foreseeable future, as compared to 2015, as we further develop new products and initiate new clinical trials based on our existing technology assets, including HYALOFAST, as well as increase development activities for other products in the pipeline.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses for the three-month period ended March 31, 2016 were $4.0 million, representing 18% of total revenue, an increase of $0.4 million as compared to the same period last year. SG&A expenses increased for the three-month period ending March 31, 2016 primarily as a result of increases in personnel related costs and external professional fees. We expect selling, general, and administrative expenses for 2016 will increase to reflect the support required to grow our business both domestically and internationally.

Income taxes

Provisions for income taxes were $3.9 million and $2.0 million for the three-month periods ended March 31, 2016 and 2015, respectively, based on effective tax rates of 36.1% and 36.4%. The increase in income taxes for the three-month period ended March 31, 2016 resulted from higher net income as compared to the same period last year. The net decrease in the effective tax rate for the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the expected tax credit for research and development expenditures.

Liquidity and Capital Resources

We expect that our requirements for cash to fund operations and capital expenditures will increase as the scope of our operations expands. Historically, we have generated positive cash flow from operations, which together with our available cash and investments have met our cash requirements. Cash, cash equivalents, and investments totaled approximately $115.8 million and $138.5 million at March 31, 2016 and December 31, 2015, respectively. Working capital totaled approximately $137.0 million at March 31, 2016 and $159.2 million at December 31, 2015. We believe that we have adequate financial resources to support our business for at least the next twelve months.

Cash provided by operating activities was $7.7 million for the three months ended March 31, 2016, as compared to cash provided by operating activities of $4.0 million for the same period in the prior year. The increase in cash provided by operations was due primarily to increased net income for the three months ended March 31, 2016 as compared to the same period last year. Cash provided by operations was also impacted by an increase in net working capital, as compared to the same period in 2015, related to lower accounts and income tax payables, which was partially offset by lower accounts receivables at March 31, 2016.

Cash used in investing activities was $1.7 million for the three months ended March 31, 2016, as compared to cash used in investing activities of $6.0 million for the same period in 2015. The decrease in cash used in investing activities was primarily the result of the purchase of investments offset by maturities of investments during the first quarter of 2016, as well as increased expenditures on capital equipment. We expect an increase in investing activities for the full year 2016 as a result of our on-going project to establish additional manufacturing capabilities at the Bedford, Massachusetts facility to manufacture our HYAFF-based products, which currently are manufactured by a third party in Italy. During the quarter ended March 31, 2016, we expended approximately $6.4 million for this project. We expect to expend approximately an additional $8.0 million on this project over the course of the next twelve to fifteen months.

Cash used in financing activities was $24.0 million for the three months ended March 31, 2016, as compared to cash provided by financing activities of $1.9 million for the same period in 2015. The increase in cash used in financing activities for the three months ended March 31, 2016 was primarily attributable to the Fixed Dollar Accelerated Share Repurchase Transaction to purchase $25.0 million of shares of our common stock. Pursuant to the terms of the ASR Agreement, we paid Morgan Stanley $25.0 million in cash and received an initial delivery of 377,155 shares of our common stock on February 29, 2016 based on the closing market price of $46.40 and the related applicable discount.

Critical Accounting Estimates

There were no other significant changes in our critical accounting estimates during the three months ended March 31, 2016, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and updated in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. We had no material changes outside the ordinary course to our contractual obligations as reported in our 2015 Annual Report on Form 10-K during the first three months of 2016.

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

Our market risks, and the ways we manage them, are summarized in the section captioned “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the first three months of 2016 to our market risks or to our management of such risks.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the quarter ended March 31, 2016 of shares of our common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
February 26 to 29, 2016	377,155		377,155	$7,500
March 1 to 31, 2016	-	-	-	-

(1)	On March 2, 2016, we publicly announced that on February 26, 2016 we had entered into the ASR Agreement to repurchase an aggregate of $25.0 million of our common stock. During the first quarter of 2016, 377,155 shares were delivered to us under the ASR Agreement, constituting the initial delivery of shares under the ASR Agreement. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price per share will be determined at the end of the applicable purchase period, which is expected to occur in or before August 2016. All shares were repurchased in accordance with the publicly announced program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

*10.1	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation entered into as of February 26, 2016 by and between Morgan Stanley & Co. LLC and Anika Therapeutics, Inc.
*10.2

Amendment No. 1 to Lease Agreement, dated June 18, 2010, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy

*10.3

Amendment No. 2 to Lease Agreement, dated September 20, 2010, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy

*10.4

Translation of Amendment No. 3 to Lease Agreement, dated April 16, 2012, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy

*10.5	Translation of Amendment No. 4 to Lease Agreement, dated February 22, 2016, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Charles H. Sherwood, Ph.D., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Charles H. Sherwood, Ph.D., and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 3, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2016 and March 31, 2015 (unaudited)
	iii.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015 (unaudited)
	iv.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: May 3, 2016	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

