Form 10-K
period 2016-12-31
Anika Therapeutics, Inc.
filed 2017-02-24
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

(781) 457-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2016, the last day of the Registrant’s most recently completed second fiscal quarter, was $769,977,665 based on the close price per share of common stock of $53.65 as of such date as reported on the NASDAQ Global Select Market. At February 21, 2017, there were issued and outstanding 14,638,862 shares of common stock, par value $0.01 per share.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORM 10-K

ANIKA THERAPEUTICS, INC.

For Fiscal Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please refer to "Risk Factors" for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We are a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative cartilage repair. We have over two decades of global expertise developing, manufacturing, and commercializing products based on our proprietary hyaluronic acid (“HA”) technology. Our orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

Our therapeutic offerings consist of products in the following areas: Orthobiologics, Dermal, Surgical, and Other, which includes our ophthalmic and veterinary products. All of our products are based on HA, a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.

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

Since our inception in 1992, we have utilized a commercial partnership model for the distribution of our products to end users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In 2015, we made the strategic decision to commercialize our next generation viscosupplementation product, CINGAL, in the United States by utilizing a direct sales model, initially through the engagement of a contract sales organization. Ultimately, we intend to transition the direct sales function into our company as part of a broader buildout of our commercial capabilities. We believe that the combination of the direct and distribution commercial models will maximize the revenue and profitability potential from our current and future product portfolio.

We began a strategic project in 2015 to move the manufacturing of our HYAFF-based products, which were previously manufactured by a third party in Italy, to our Bedford, Massachusetts facility. Our main purposes behind this strategic move are to gain control of supply chain management, to improve the efficiency of our manufacturing process, and to enhance our research and development capabilities, with the aim of accelerating future product development.

The following sections provide more specific information about our products and related activities:

Orthobiologics

Our orthobiologics products primarily consist of viscosupplementation and regenerative orthopedic products. These products are used in a wide range of treatments, from providing pain relief from osteoarthritis to regenerating damaged tissue such as cartilage. Osteoarthritis is a debilitating disease causing pain, swelling, and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors, including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which results in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue, and the cartilage layer attached to the bone deteriorates to the point where eventually the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis, before joint replacement surgery, include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs, and steroid injections.

Our viscosupplementation franchise includes ORTHOVISC, ORTHOVISC mini, MONOVISC, and CINGAL. ORTHOVISC is available in the United States, Canada, and other international markets for the treatment of osteoarthritis of the knee, and in Europe and certain international markets for the treatment of osteoarthritis in all joints. ORTHOVISC mini is available in Europe, and it is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all joints in Europe and certain international markets, and for the knee in the United States, Turkey, and Canada. ORTHOVISC has been marketed by us internationally since 1996, and it was approved by the FDA for sale in the United States in 2004. ORTHOVISC mini and MONOVISC became available in certain international markets in the second quarter of 2008. MONOVISC was approved by the FDA for sale in the United States in February 2014, and the related U.S. commercial introduction of the product occurred in April 2014. In the United States, our viscosupplementation franchise, consisting of our ORTHOVISC and MONOVISC products, continues to maintain a market leadership position. CINGAL, our second single-injection osteoarthritis product, received regulatory approval from Health Canada in November 2015 for the treatment of pain associated with osteoarthritis of the knee. In March 2016, we received CE Mark approval of CINGAL as a viscoelastic supplement or as a replacement for synovial fluid in human joints. We successfully achieved commercial launch of the product in Canada during May 2016 and in the European Union during June 2016. Upon achievement, if any, of such regulatory approval in the United States, we plan to commercialize the product through a direct sales model, initially through the engagement of a contract sales organization, with the ultimate goal of transitioning the direct sales function into our company as part of a broader buildout of our commercial capabilities. For additional information about CINGAL in the United States, see the section captioned “Business—Research and Development of Potential Products.”

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

In addition to the four viscosupplementation products discussed above, we also offer several additional products used in connection with orthopedic regenerative medicine. These products are based on the HYAFF technology and are currently available in Europe, South America, and Asia. They include HYALOFAST, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery; HYALONECT, a woven gauze used as a graft wrap; and HYALOSS MATRIX, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer HYALOGLIDE, an ACP gel used in tenolysis treatment, with the potential for use in flexor tendon adhesion prevention and for use in the shoulder for prevention of adhesive capsulitis with additional clinical data. This product is commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. In addition to these products, we received CE Mark approval in December 2016 for a product which utilizes our proprietary HA technology to treat pain associated with lateral epicondylitis, better known as tennis elbow. Outside of the United States, this product will be marketed under the trade name ORTHOVISC-T. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received CE Mark approval in December 2016. We expect to initially commercialize this treatment through our European, and certain other, distribution partners in the first half of 2017. Additionally, in the second quarter of 2016, we submitted an Investigational Device Exemption (“IDE”) to the FDA to conduct a Phase III clinical trial for this treatment, and the IDE was approved by the FDA in June 2016. In total, orthobiologics products accounted for 87%, 84%, and 82% of our product revenue in 2016, 2015, and 2014 respectively.

Dermal

Our dermal products consist of advanced wound care products, based on the HYAFF technology, and an aesthetic dermal filler, based on our proprietary chemically modified cross-linked HA technology. Products utilizing our HYAFF technology are used for the treatment of skin wounds, ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies to aid healing, and scaffolds used as skin substitutes. Leading products include HYALOMATRIX and HYALOFILL, for the treatment of complex wounds such as burns and ulcers. The dermal products are commercialized through a network of distributors, primarily in the United States, Europe, Latin America, and the Middle East. Several of the products are also cleared for sale in the United States including HYALOMATRIX, HYALOFILL, HYALOGRAN, and HYALOMATRIX 3D. We previously entered into a distribution agreement for the sale of advanced wound care products in nine South American countries, including Argentina, Brazil, Mexico, and Chile, on an exclusive basis through 2018. We have also entered into an agreement with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2019.

Our aesthetic dermatology product is a dermal filler based on our proprietary, chemically modified, cross-linked HA, and it is commercialized in certain European Union countries, Canada, South Korea, and select countries in the Middle East. Internationally, this product is marketed under the ELEVESS name. In the United States, the trade name is HYDRELLE, although the product is not currently marketed in the United States.

Surgical

Our surgical business consists of products used to prevent post-surgical adhesions after abdominal-pelvic, spinal, and ear, nose, and throat (“ENT”) surgeries. HYALOBARRIER is a clinically proven post-operative adhesion barrier for use in the abdominopelvic area. The product is currently commercialized in Europe, the Middle East, and certain Asian countries through a distribution network, but it is not approved for sale in the United States. HYALOSPINE, a product designed to prevent post-surgical adhesions following spinal surgery, was CE Mark approved in January 2015. INCERT, approved for sale and commercialized through a network of distributors in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product, for the prevention of spinal post-surgical adhesions. There are currently no plans at this time to distribute INCERT in the United States.

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

Other

Our other products include our ophthalmic and veterinary products, which are legacy products and not a part of our core business. Our ophthalmic business includes injectable, high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These products coat, lubricate, and protect sensitive tissue such as the endothelium, and they function to maintain the shape of the eye, thereby facilitating ophthalmic surgical procedures. Our veterinary product, HYVISC, is a high molecular weight injectable HA product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine osteoarthritis. HYVISC has viscoelastic properties that lubricate and protect the tissues in horse joints. HYVISC is distributed by Boehringer Ingelheim Vetmedica, Inc. (“Boehringer”) in the United States and in selected countries in the Middle East.

See Note 15 “Revenue by Product Group, by Significant Customer and by Geographic Location; Geographic Information” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion regarding our segments and geographic sales.

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

Research and Development of Potential Products

Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities for our existing and new products. Our development focus includes products for tissue protection, repair, and regeneration. For the years ended December 31, 2016, 2015 and 2014, these expenses were $10.7 million, $9.0 million, and $8.1 million, respectively. We anticipate that we will continue to commit significant resources to, and increase our aggregate spending on, research and development activities, including in relation to clinical trials, in the future.

Our second single-injection osteoarthritis product under development in the United States is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients. We completed an initial CINGAL phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. This initial phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the FDA related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. Since then, we have been in ongoing discussions with CDER to understand the requirements for submitting a New Drug Application (“NDA”) for CINGAL. We held a meeting with CDER at the end of September 2016 to align on an approval framework and on submission requirements for this NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our strong, existing CINGAL pivotal study data. We submitted an Investigational New Drug Application (“IND”) in late 2016, and discussions with CDER to this point indicate that they do not have objections to our clinical protocol design. As a result, we plan to commence this second phase III clinical trial in the first quarter of 2017 with the first patient to be treated in the second quarter of 2017.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, HYALOBONE, a bone void filler, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an IDE for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in a clinical trial in December 2015, and we are advancing site initiations and patient enrollment activities. In the second quarter of 2016, a supplement to the HYALOFAST IDE was approved to expand the inclusion criteria for the clinical study. The purpose of this supplement is to allow us to increase enrollment rates with the ultimate goal of decreasing the time needed to complete the clinical trial. We are also currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. Outside of the United States, this product will be marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an IDE to the FDA to conduct a phase III clinical trial for this treatment, which was approved by the FDA in June 2016 and which we plan to commence during the second half of 2017. We also have other research and development programs underway focused on expanding the indications of our current products, including one program being conducted and funded by our U.S. MONOVISC distribution partner, Mitek, seeking to expand MONOVISC’s indication to include treatment of pain associated with osteoarthritis of the hip.

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

See also the section captioned “Risk Factors—Risks Related to Our Business and Industry—Failure to obtain, or any delay in obtaining, FDA or other U.S. and foreign governmental approvals for our products may have a material adverse effect on our business, financial condition and results of operations” for a discussion regarding the impact of government regulations on our product development activities.

Patent and Proprietary Rights

Our products and trademarks, including our corporate name, product names, and logos, are proprietary. We rely on a combination of patent protection, trade secrets and trademark laws, license agreements, and confidentiality and other contractual provisions to protect our proprietary information.

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. In the United States, we own 21 patents, 1 of which is co-owned with other parties, license 14 patents, and have 5 patent applications currently pending. These U.S. patents have expiration dates through 2030. Internationally, we own 151 patents, 7 of which are co-owned with other parties, license 81 patents, and have 9 patent applications currently pending. Outside of the United States, we own, co-own, license, or have filed for patents in 28 jurisdictions. Our international patents have expiration dates through 2032. In 2016, we were granted 1 new patent in Canada. Many of these patents, including all licensed patents, belong to the Anika S.r.l. patent estate, which is extensive and partly intertwined with its former parent company, Fidia Farmaceutici S.p.A. (“Fidia”), through a patent licensing agreement that provides Anika S.r.l. with access to certain of Fidia’s patents to the extent required to support Anika S.r.l.’s products. In 2016, 9 of the patents belonging to the Anika S.r.l. patent estate expired in the United States and 47 expired internationally. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interests and when the cost of seeking such protection is not inordinate relative to the potential benefits.

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

See also the section captioned “Risk Factors—Risks Related to Our Intellectual Property— We may be unable to adequately protect our intellectual property rights, which could have a material impact on our business and future financial results” for a discussion of the risks we face with respect to protecting intellectual property developed by us.

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

Government Regulation

The clinical development, manufacturing, and marketing of our products are subject to governmental regulation in the United States, the European Union and other territories worldwide. Various statutes, regulations, directives, and guidelines, including the Food, Drug, and Cosmetic Act in the United States, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labeling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising, and promotion of our products. Product development and approval within these various regulatory frameworks takes a number of years and involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA and other applicable regulatory bodies.

Medical products regulated by the FDA are generally classified as drugs, biologics, or medical devices. Medical devices intended for human use are classified into three categories (Class I, II or III) on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness. Class II devices are cleared for marketing under the premarket notification 510(k) regulatory pathway, which may include clinical testing. Class III devices require pre-market approval based on valid scientific evidence of safety and effectiveness, including evidence elicited through appropriate clinical testing. Drugs and biologic products undergo rigorous preclinical testing prior to beginning clinical trials. Clinical trials for new drugs or biologic products include Phase I trials in healthy volunteers to understand safety, dosage tolerance, and pharmacokinetics, Phase II trials in a limited patient population to identify initial efficacy and side effects, and Phase III pivotal trials to statistically evaluate the safety and efficacy of the product. The failure to adequately demonstrate the quality, safety, and efficacy of a product under development can delay or prevent regulatory approval of the product. In order to gain marketing approval, we must submit to the relevant regulatory authority for review information on the quality aspects of the product as well as the non-clinical and clinical data. The FDA undertakes this review in the United States.

In the European Union, medical devices must be CE Marked in order to be marketed. CE marking a device involves working with a Notified Body, and in some cases a Competent Authority, to demonstrate that the device meets all applicable requirements of the Medical Devices Directive and that our Quality Management System is compliant. Drug approval in the European Union follows one of several possible processes: (i) a centralized procedure involving members of the European Medicines Agency’s Committee for Medicinal Products for Human Use; (ii) a “mutual recognition procedure” in which an individual country's regulatory agency approves the product followed by “mutual recognition” of this approval by regulatory agencies of other countries; or (iii) a decentralized procedure in which the approval is sought through the regulatory agencies of multiple countries at the same time.

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

As a condition of approval, the relevant regulatory agency requires that the product continues to meet applicable regulatory requirements related to quality, safety, and efficacy, and it requires strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to the labeling. Compelling new “adverse” data may result in a product approval being withdrawn at any stage following review by an agency and discussion with the product manufacturer.

The branch of the FDA responsible for product marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved drug products. We are also subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Similar review and regulation of advertising and marketing practices exists in the other geographic areas where we operate.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, including, without limitation, issuing an FDA Form 483 notice of inspectional observations or a warning letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, pursuing product seizures, consent decrees or other injunctive relief, or criminal prosecution through the Department of Justice. The FDA can also require us to repair, replace or refund the cost of products that we manufactured or distributed. Outside the US, regulatory agencies may exert a range of similar powers.

See also the sections captioned “Risk Factors—Risks Related to Our Business and Industry—Failure to obtain, or any delay in obtaining, FDA or other U.S. and foreign governmental approvals for our products may have a material adverse effect on our business, financial condition and results of operations,” “Risk Factors—Risks Related to Our Business and Industry—Once obtained, we cannot guarantee that FDA or international product approvals will not be withdrawn or that relevant agencies will not require other corrective action, and any withdrawal or corrective action could materially affect our business and financial results,” “Risk Factors—Risks Related to Our Business and Industry—Our operations and products are subject to extensive regulation, compliance with which is costly and time consuming, and our failure to comply may result in substantial penalties, including recalls of our products,” and “Risk Factors—Risks Related to Our Business and Industry—Any changes in FDA or international regulations related to product approval, including those that apply retroactively, could adversely affect our competitive position and materially affect our business and financial results” for a discussion regarding the potential impact of government regulations on our business and financial results.

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

We compete with other market participants primarily on the efficacy of our products, our products’ reputation for safety, our focus on HA-based products, and the breadth of our HA-based product portfolio. Other factors that impact competition in our industry are the timing and scope of regulatory approvals, the availability of raw material and finished product supply, marketing and sales capability, reimbursement coverage, product pricing, and patent protection. Some of the principal factors that may affect our ability to compete in the HA development and commercialization markets include:

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

We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval, or commenced human clinical studies, either in the United States or in certain foreign countries. All of our products face substantial competition. There exist major worldwide competing products, made from HA and other materials, for use in orthopedics, surgical adhesion prevention, advanced wound care, ENT, cosmetic dermatology, and ophthalmic surgery. There is a risk that we will be unable to compete effectively against our current or future competitors. Additionally, legislation and regulation aimed at curbing rising healthcare costs has resulted in a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. In turn, this has led to greater and more intense competition in the provision of products and services to market participants. Important market makers, like group purchasing organizations, have increased their negotiating leverage, and if these market makers demand significant price concessions or if we are excluded as a supplier by these market makers, our product revenue could be adversely impacted.

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

Employees

As of December 31, 2016, we had 122 employees, 21 of whom were located outside the United States. We consider our relations with our employees to be good. None of our U.S. employees are represented by labor unions, but most of the employees based in Italy are represented by unions, adding complexity and additional risks to the wage and employment decision processes.

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

Available Information

Our Annual Reports on Form 10-K, including our consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge in the “SEC Filings” section of our website located at http://www.anikatherapeutics.com, as soon as reasonably practicable after the reports are filed with or furnished to the SEC. The information on our website is not part of this Annual Report on Form 10-K. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Several of our current products, and any future products we may develop, will require clinical trials to determine their safety and efficacy for United States and international marketing approval by regulatory bodies, including the FDA. Product development and approval within the FDA framework takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA will accept submissions related to our new products or the expansion of the indications of our current products, and, even if submissions are accepted, there can be no guarantee that the FDA will grant approval for our new products, including CINGAL, HYALOFAST, or other line extensions of our current products, or for the expansion of indications of our current products on a timely basis, if at all. In addition to regulations enforced by the FDA, we are subject to other existing and future federal, state, local, and foreign regulations applicable to product approval, which may vary significantly across jurisdictions. Additional approval of existing products may be required when changes to such products may affect the safety and effectiveness, including for new indications for use, labeling changes, process or manufacturing changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications. Failure to obtain regulatory approvals of our products, including any changes to existing products, could have an adverse material impact on our business, financial condition, and results of operations.

Even if ultimately granted, FDA and international regulatory approvals may be subject to significant, unanticipated delays throughout the regulatory approval process. Internally, we make assumptions regarding product approval timelines, both in the United States and internationally, in our business planning, and any delay in approval could materially affect our competitive position in the relevant product market and our projections related to future business results.

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

Our success will be dependent, in part, upon the efforts of our marketing and distribution partners and the terms and conditions of our relationships with such partners. One partner, Mitek accounted for 75% of our product revenue in fiscal year 2016. We cannot assure you that our partners, including Mitek, will not seek to renegotiate their current agreements on terms less favorable to us or terminate such agreements. A failure to renew these partnerships on terms satisfactory to us, or at all, could result in a material adverse effect on our operating results.

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

Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, third-party payers, and end-users. Such acceptance may depend upon the extent to which the medical community and end-users perceive our products as safer, more effective, or more cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it may also be necessary for us to develop marketing partners or viable commercial strategies for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

Our manufacturing processes involve inherent risks, and disruption could materially adversely affect our business, financial condition, and results of operations.

The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure, or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for certain key raw materials and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our HA products. Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw materials, specifically HA, will continue be available at current levels or will be sufficient to meet our future needs. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find sufficient alternative suppliers in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

We are currently in the process of transferring the manufacturing responsibilities for our HYAFF products from our previous contract manufacturer in Italy to our facility in Bedford, MA. This process requires us to take several steps including, but not limited to, building excess inventory of the products, installing the necessary equipment, including certain pieces of our equipment removed from our contract manufacturer’s facility, in our Bedford, MA facility, and validating the equipment and achieving regulatory approval of the manufacturing processes in accordance with all applicable law and regulations. There is no guarantee that any of these activities will not become delayed or otherwise disrupted, which could lead to a supply interruption for the HYAFF products. Such an interruption could ultimately have a material adverse effect on our business, financial condition, and results of operations.

Our Italian subsidiary, Anika Therapeutics S.r.l. (“Anika S.r.l.”) is moving from its current facility in Abano Terme, Italy to a new facility in Padova, Italy, and there is no guarantee that this facility move will not result in an interruption of our business.

Anika S.r.l. currently occupies warehousing, and administrative space in Abano Terme, Italy. In October 2015, Anika S.r.l. entered into a build-to-suit lease agreement to lease a new warehousing, research and development, and administrative facility in Padova, Italy. We expect that we will move into this new facility in the first quarter of 2017. There is no guarantee that this move will be completed smoothly and in a timely manner due to, among other things, unexpected construction delays or unexpected difficulties related to the lessor achieving necessary permitting, and any delay has the potential to cause a disruption to our business activities. If there is a business disruption or the move is delayed, this could ultimately have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2016, we had long-lived assets, including goodwill, of $69.8 million. If the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services, or a downturn in our financial performance or future outlook, we may be required to record an impairment charge on such assets.

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

Customer, vendor, and employee uncertainty about the effects of any acquisitions could harm us.

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

We may not be able to realize the expected benefits of any completed acquisitions, including growth synergies and cost savings from the integration of acquired businesses or assets with our existing operations and technologies, as rapidly as expected, or at all. In addition, the integration and reorganization processes for our acquisitions may be complex, costly, and time consuming and include unanticipated issues, expenses, and liabilities. We may have difficulty in developing, manufacturing, and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Moreover, we may lose key clients or employees of acquired businesses as a result of the change in ownership to us. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges, such as write-offs or restructuring charges, impairment of goodwill or acquired In-Process Research and Development, which could adversely affect our operating results. The failure to achieve the expected benefits of any acquisition may harm our business, financial condition, and results of operations.

The acquisitions we have made or may make in the future may make us the subject of lawsuits from either an acquired company’s stockholders, an acquired company’s previous stockholders, or our current stockholders.

We may be the subject of lawsuits from either an acquired company’s stockholders, an acquired company’s previous stockholders, or our current stockholders. These lawsuits could result from the actions of the acquisition target prior to the date of the acquisition, from the acquisition transaction itself, or from actions after the acquisition. Defending potential lawsuits could cost us significant expense and distract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of, or the inability to renew, certain insurance coverage that would be necessary to protect our assets.

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

In addition, third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA, or the applicable foreign regulatory agency, has granted marketing approval. Also, the U.S. Congress, certain state legislatures, and certain foreign governments and regulatory agencies have considered reforms, including, among other items, the potential repeal of the Affordable Care Act in the United States, which may affect current reimbursement practices and create additional uncertainty about the pricing of our products, including the potential implementation of controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us. Outside the United States, the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Domestic and international reimbursement laws and regulations may change from time to time. Lack of adequate coverage and reimbursement provided by governments and other third party payers for our products and services, including continuing coverage for MONOVISC and ORTHOVISC in the United States, and any change of classification by the Centers for Medicare and Medicaid Services for ORTHOVISC and MONOVISC, could have a material adverse effect on our business, financial condition, and results of operations.

We may seek financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash, cash equivalents, and investments of $124.8 million at December 31, 2016. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

We are highly dependent on the members of our management and technical staff, the loss of one or more of whom could have a material adverse effect on us. We have experienced a number of management changes in recent years, and there can be no assurances that such management changes will not adversely affect our business. We believe that our future success will depend in large part upon our ability to attract and retain technical and highly skilled managerial, professional, and technical personnel. We face significant competition for such personnel from competitive companies, research and academic institutions, government entities, and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. During the years ended December 31, 2016, 2015, and 2014, 19%, 18%, and 13%, respectively, of our product sales were to international distributors. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

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

Approximately 9% of our business during fiscal year 2016 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. Thus, currency fluctuations among the U.S. dollar and the other currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

A significant portion of our revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived the majority of our revenues from a small number of customers who resell our products to end-users, and most of these customers are significantly larger companies than us. For the year ended December 31, 2016, five customers accounted for 83% of product revenue, with Mitek alone accounting for 75% of product revenue. We expect to continue to be dependent on a small number of large customers, especially Mitek, for the majority of our revenues for the foreseeable future. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development, and manufacturing space. We entered into this lease in January 2007, and the lease commenced in May 2007 for an initial term of ten and a half years. We have an option under the lease to extend its terms for up to four periods beyond the original expiration date subject to the condition that we notify the landlord that we are exercising each option at least one year prior to the expiration of the original or then current term. The first three renewal options each extend the term an additional five years with the final renewal option extending the term six years. In October 2016, we exercised the first of our four extension options in accordance with the terms of the lease, which extended the lease term for a period of five years beginning in November 2017. In February 2017, the extension, including the determination of a new annual base rent, was finalized.

Anika S.r.l. currently leases approximately 28,000 square feet of laboratory, warehouse, and office space in Abano Terme, Italy from Fidia. The lease commenced in December 2009 for an initial term of six years, with the current lease being a subsequent six year lease-term that Anika may terminate at any time by providing six months’ notice. In December 2016, following discussions between Anika S.r.l. and Fidia, Anika S.r.l. notified Fidia of its intention to terminate this lease agreement as of March 2017.

In October 2015, Anika S.r.l. entered into a build-to-suit lease agreement for a new European headquarters facility consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. This lease has an initial term of fifteen years, which is expected to commence during the first quarter of 2017, in accordance with an amendment to the lease agreement executed in February 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. Anika S.r.l. may elect to early withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. The lease provides for an initial yearly rent of approximately $0.3 million.

In 2016, we had aggregate facility lease expenses of approximately $1.2 million. We believe that the capacity of our Bedford, Massachusetts corporate headquarters is sufficient to satisfy our needs for the foreseeable future. We also believe that upon Anika S.r.l.’s move into its new facility, the property will be sufficient to satisfy the needs of Anika S.r.l. for the foreseeable future.

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

Year Ended December 31, 2016	High	Low
First Quarter	$47.24	$35.07
Second Quarter	53.68	42.36
Third Quarter	54.96	45.52
Fourth Quarter	50.19	41.38

Year Ended December 31, 2015	High	Low
First Quarter	$45.35	$37.05
Second Quarter	41.30	31.36
Third Quarter	39.24	30.93
Fourth Quarter	43.82	30.94

At December 31, 2016, the closing price per share of our common stock was $48.96 as reported on the NASDAQ Global Select Market, and there were 140 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater, due to shares being held by intermediaries.

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

Accelerated Share Repurchase Program

On February 26, 2016, we entered into an accelerated stock repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $25.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement, we paid Morgan Stanley $25.0 million in cash and received an initial delivery of 0.4 million shares of our common stock on February 29, 2016 based on a closing market price of $46.40 per share and the applicable contractual discount.

On August 26, 2016, we settled the approximately $7.5 million remaining under the ASR Agreement, which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders' equity in the condensed consolidated balance sheet as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price was determined at the end of the applicable purchase period, which was August 26, 2016. Based on the volume-weighted average price since the effective date of the ASR Agreement less the applicable contractual discount, Morgan Stanley delivered 0.1 million additional shares to us on August 31, 2016. In total, 0.5 million shares were repurchased under the ASR Agreement at an average repurchase price of $47.08 per share. These shares are held by us as authorized but unissued shares pursuant to Massachusetts law. The initial and final delivery of shares resulted in immediate reductions of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.

Performance Graph

Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on December 31, 2010 in our common stock and each of the indices. Past performance is not indicative of future results.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Anika Therapeutics, Inc.	$100.00	$101.43	$389.39	$415.71	$389.39	$499.59
NASDAQ Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
NASDAQ Biotechnology Index	$100.00	$131.91	$218.45	$292.93	$326.39	$255.62

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2016 and 2015 and the Statement of Operations Data for each of the three years ended December 31, 2016, 2015, and 2014 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2014, 2013, and 2012, and the Statement of Operations Data for each of the two years in the period ended December 31, 2013 and 2012 have been derived from audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

	Years ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:	(in thousands, except per share data)
Product revenue	$102,932	$87,696	$75,474	$71,774	$68,010
Licensing, milestone and contract revenue	447	5,303	30,121	3,307	3,348
Total revenue	103,379	92,999	105,595	75,081	71,358
Cost of product revenue	24,027	21,053	20,930	22,765	28,989
Product gross profit	78,905	66,643	54,544	49,009	39,021
Product gross margin	77%	76%	72%	68%	57%
Total operating expenses	52,772	44,865	44,148	42,474	51,643
Net income	32,547	30,758	38,319	20,575	11,757
Diluted net income per common share	$2.15	$2.01	$2.51	$1.39	$0.82
Diluted common shares outstanding	15,116	15,321	15,269	14,826	14,345

	Years ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and investments	$124,761	$138,458	$106,906	$63,333	$44,067
Working capital*	161,641	159,155	131,863	84,650	60,900
Total assets	240,246	235,748	192,808	156,042	142,069
Long-term liabilities	8,674	7,622	8,737	11,125	18,691
Retained earnings	168,209	135,662	104,904	66,584	46,010
Stockholders' equity	222,773	210,848	178,098	135,634	108,925

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

Management Overview

We are a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative cartilage repair. We have over two decades of global expertise developing, manufacturing, and commercializing products based on our proprietary HA technology. Our orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

Our therapeutic offerings consist of products in the following areas: Orthobiologics, Dermal, Surgical, and Other, which includes our ophthalmic and veterinary products. All of our products are based on HA, a naturally occurring, biocompatible polymer found throughout the body. Due to its unique biophysical and biochemical properties, HA plays an important role in a number of physiological functions such as the protection and lubrication of soft tissues and joints, the maintenance of the structural integrity of tissues, and the transport of molecules to and within cells.

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

Since our inception in 1992, we have utilized a commercial partnership model for the distribution of our products to end users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In 2015, we made the strategic decision to commercialize our next generation viscosupplementation product, CINGAL, in the United States by utilizing a direct sales model, initially through the engagement of a contract sales organization. Ultimately, we intend to transition the direct sales function into our company as part of a broader buildout of our commercial capabilities. We believe that the combination of the direct and distribution commercial models will maximize the revenue and profitability potential from our current and future product portfolio.

We began a strategic project in 2015 to move the manufacturing of our HYAFF-based products, which were previously manufactured by a third party in Italy, to our Bedford, Massachusetts facility. Our main purposes behind this strategic move are to gain control of our supply chain management, to improve the efficiency of our manufacturing process, and to enhance our research and development capabilities, with the aim of accelerating future product development.

The following sections provide more information about our products:

Orthobiologics

Our orthobiologics business contributed 87% of our product revenue for the year ended December 31, 2016. Our orthobiologics products primarily consist of viscosupplementation and regenerative orthopedic products. Our viscosupplementation products include ORTHOVISC, ORTHOVISC mini, and MONOVISC, each of which is commercialized in various territories worldwide, and CINGAL, which we launched internationally in Canada and the European Union in the second quarter of 2016 after receiving Health Canada and CE Mark approval. ORTHOVISC is available in the United States, Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe and other international markets for the treatment of osteoarthritis in all joints. It has been marketed by us in the United States since 2004 and internationally since 1996 through various distribution agreements. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our first single injection osteoarthritis treatment indicated for all joints in Europe and certain international markets, and for the knee in the United States, Turkey, and Canada. ORTHOVISC mini and MONOVISC both became available in certain international markets through our network of distributors during the second quarter of 2008, and the commercial introduction of MONOVISC in the United States occurred in April 2014. We are currently seeking regulatory approval for CINGAL, our second single-injection osteoarthritis product, in the United States.

We currently offer several orthopedic products used in connection with regenerative medicine. The products currently available in Europe and certain international markets include HYALOFAST, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery; HYALONECT, a woven gauze used as a bone graft wrap; and HYALOSS, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer HYALOGLIDE, an ACP gel used in tenolysis treatment that, with additional clinical data, may demonstrate potential for flexor tendon adhesion prevention and for the treatment of adhesive capsulitis prevention in the shoulder. This product is commercialized through a network of distributors, primarily in Europe, the Middle East, and Korea. We believe that the U.S. market offers excellent expansion potential to increase revenue for these products, and this will continue to be a focus area for us moving forward.

Our strategy is to continue to add new products, to expand the indications for use of both our current and any new products, and to expand our commercial reach. The orthobiologics area has been our fastest growing area, growing from 58% of our product revenue in 2010 to 87% of our product revenue in 2016. We continue to seek new distribution partnerships around the world, in concert with entering new markets with other appropriate sales strategies, and we expect total orthobiologics product sales to increase in 2017 compared to 2016 based mainly on increased sales to existing and new partners, as well as additional CINGAL product launches in certain international countries and the commercial introduction of our ORTHOVISC-T product in certain jurisdictions. Additionally, if we achieve FDA approval of CINGAL, we plan to utilize a direct sales model to commercialize the product in the United States initially through the engagement of a contract sales organization with the ultimate goal of transitioning the direct sales function to our company as part of a broader buildout of our commercial capabilities.

Dermal

Our dermal products contributed 3% to our product revenue for the year ended December 31, 2016 and consist of advanced wound care products, which are based on the HYAFF technology, and an aesthetic dermal filler. We offer products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies, and scaffolds used as skin substitutes. Leading products include HYALOMATRIX and HYALOFILL for the treatment of complex wounds, such as burns and ulcers, and for use in connection with the regeneration of skin. Our dermal products are commercialized through a network of distributors, primarily in Europe, Latin America, and the Middle East. Several of the products are also cleared for sale in the United States including HYALOMATRIX, HYALOFILL, HYALOGRAN, and HYALOMATRIX 3D. We have a commercial partnership agreement with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2019.

Our aesthetic dermatology product is a dermal filler based on our proprietary, chemically modified, cross-linked HA, and it is approved in certain European Union countries, Canada, the United States, South Korea, and certain countries in South America and the Middle East. Internationally, this product is marketed under the ELEVESS trade name. In the United States, the trade name is HYDRELLE, although the product is not currently marketed in the United States.

Surgical

Our surgical group consists of products used to prevent surgical adhesions and to treat ENT disorders. For the year ended December 31, 2016, sales of surgical products contributed 5% of our product revenue. HYALOBARRIER is a clinically proven post-operative adhesion barrier for use in the abdomino-pelvic area. The product is currently commercialized in Europe, the Middle East, and certain Asian countries through a distribution network, but it is not approved in the United States. INCERT, approved for sale in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product used for the prevention of post-surgical spinal adhesions. There are no plans at this time to distribute INCERT in the United States.

We also offer several products used in connection with the treatment of ENT disorders. The lead products are MEROGEL, a woven fleece nasal packing, and MEROGEL INJECTABLE, a thick, viscous hydrogel composed of cross-linked HA, a biocompatible agent that creates a moist wound-healing environment. We partner with Medtronic for the worldwide distribution of these products.

Other

Our other products include our ophthalmic and veterinary products, which constituted 5% of our product revenue for the year ended December 31, 2016. These legacy products are not a part of our core business. Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. Sales of ophthalmic products contributed 2% of our product revenue and sales of HYVISC, our veterinary product used for the treatment of equine osteoarthritis, contributed 3% to product revenue for the year ended December 31, 2016.

Research and Development

Our research and development efforts primarily consist of the development of new medical applications for our HA-based or other technologies, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities for our existing and new products. Our development focus includes products for tissue protection, repair, and regeneration. For the years ended December 31, 2016, 2015 and 2014, these expenses were $10.7 million, $9.0 million, and $8.1 million, respectively. We anticipate that we will continue to commit significant resources to, and increase our aggregate spending on, research and development activities, including in relation to clinical trials, in the future.

Our second single-injection osteoarthritis product under development in the United States is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients. We completed an initial CINGAL phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. This initial phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the FDA related to the regulatory pathway for CINGAL, we conducted a formal meeting with OCP to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to CDER as the lead agency center for premarket review and regulation. Since then, we have been in ongoing discussions with CDER to understand the requirements for submitting an NDA for CINGAL. We held a meeting with CDER at the end of September 2016 to align on an approval framework and on submission requirements for this NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our strong, existing CINGAL pivotal study data. We submitted an IND in late 2016, and discussions with CDER to this point indicate that they do not have objections to our clinical protocol design. As a result, we plan to commence this second phase III clinical trial in the first quarter of 2017 with the first patient to be treated in the second quarter of 2017.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, HYALOBONE, a bone void filler, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an IDE for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in a clinical trial in December 2015, and we are advancing site initiations and patient enrollment activities. In the second quarter of 2016, a supplement to the HYALOFAST IDE was approved to expand the inclusion criteria for the clinical study. The purpose of this supplement is to allow us to increase enrollment rates with the ultimate goal of decreasing the time needed to complete the clinical trial. We are also currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. Outside of the United States, this product will be marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an IDE to the FDA to conduct a phase III clinical trial for this treatment, which was approved by the FDA in June 2016 and which we plan to commence during the second half of 2017. We also have other research and development programs underway focused on expanding the indications of our current products, including one program being conducted and funded by our U.S. MONOVISC distribution partner, Mitek, seeking to expand MONOVISC’s indication to include treatment of pain associated with osteoarthritis of the hip.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. Under ASC 605-25, Multiple Element Arrangements, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable upfront fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as we complete our performance obligations.

Inventories

Inventories are stated at the lower of standard cost or net realizable value, with cost being determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit.

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

To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Our annual assessment for impairment of goodwill as of November 30, 2016 indicated that the fair value of our reporting unit exceeded the carrying value of the reporting unit.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair value for IPR&D projects using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. During the fourth quarter of 2015 we performed an impairment review of our IPR&D projects as we reassessed our research and development strategy. We recorded an impairment charge of $0.7 million due to the decision to discontinue further development efforts needed to commercialize our Hemostatic Patch in-process development project. Our annual assessment for impairment of IPR&D indicated that the fair value of our other IPR&D assets as of November 30, 2016 exceeded their respective carrying values.

Through December 31, 2016, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. We continue to monitor and evaluate the financial performance of our business, including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

Long-Lived Assets

Long-lived assets primarily include property and equipment, and intangible assets with finite lives. Our intangible assets are comprised of purchased developed technologies, distributor relationships, patents, and a trade name. The distributor relationships and trade name were fully amortized as of December 31, 2016. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from 5 to 16 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

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

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Statement of Operations Detail

	Years Ended December 31,
	2016	2015	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$102,932	$87,696	$15,236	17%
Licensing, milestone and contract revenue	$447	5,303	$(4,856)	(92%)
Total revenue	103,379	92,999	10,380	11%

Operating expenses:
Cost of product revenue	24,027	21,053	2,974	14%
Research & development	10,732	8,987	1,745	19%
Selling, general & administrative	18,013	14,825	3,188	22%
Total operating expenses	52,772	44,865	7,907	18%
Income from operations	50,607	48,134	2,473	5%
Interest income, net	263	120	143	119%
Income before income taxes	50,870	48,254	2,616	5%
Provision for income taxes	18,323	17,496	827	5%
Net income	$32,547	$30,758	$1,789	6%
Product gross profit	$78,905	$66,643	$12,262	18%
Product gross margin	77%	76%

Total revenue. Total revenue for the year ended December 31, 2016 increased by $10.4 million, as compared to the prior year, to $103.4 million. This increase was primarily due to the growth of our orthobiologics franchise, specifically an increase in global MONOVISC revenue, which was partially offset by our receipt of $5 million of milestone revenue in 2015 for the achievement of a target MONOVISC U.S. end user sales threshold.

Product revenue by product line. Product revenue for the year ended December 31, 2016 was $102.9 million, an increase of $15.2 million, or 17%, compared to the prior year. Product revenue increases in our Orthobiologics and Dermal franchises were partially offset by moderate decreases in product revenue in our Surgical and Other franchises. Included in product revenue for the year ended December 31, 2015 was approximately $1.8 million and $0.5 million of non-recurring revenue recorded in the second and third quarter of 2015, respectively, related to a high end-user average selling price for MONOVISC products sold to our U.S. partner, Mitek, prior to the fourth quarter of 2014. Products sold to Mitek after the third quarter of 2014 are not impacted by this arrangement, which will not result in additional related revenue.

	Years Ended December 31,
	2016	2015	$ Inc/(Dec)	% Inc/(Dec)

Orthobiologics	$89,695	$73,247	$16,448	22%
Dermal	2,759	2,266	493	22%
Surgical	5,427	5,812	(385)	(7%)
Other	5,051	6,371	(1,320)	(21%)
	$102,932	$87,696	$15,236	17%

Revenue from our orthobiologics franchises increased $16.4 million, or 22%, in 2016 as compared to 2015. The growth in 2016 reflected a growing end-user demand, continued market penetration, increased revenue from worldwide MONOVISC sales, and CINGAL revenue associated with the product’s commercial launch in Canada and Europe. ORTHOVISC and MONOVISC revenue in the U.S. also increased 22% in 2016 as compared to 2015, while international viscosupplementation product revenue in 2016 increased 23% year-over-year. The increase in international viscosupplementation revenue in 2016 was driven primarily by increased sales of MONOVISC resulting from a robust and growing end-user demand. We expect orthobiologics revenue to continue to grow in 2017, led by increased global MONOVISC revenue, the continued territorial expansion of CINGAL, overall revenue growth from our viscosupplementation franchise both domestically and internationally, and the introduction of our injectable HA treatment utilized to treat the pain symptoms associated with chronic overuse injuries such as tennis elbow in the European Union and select other geographies.

Dermal revenue increased $0.5 million, or 22%, in 2016 as compared to 2015. The increase primarily reflects revenue from the agreement we entered into in July 2014 with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2019. We expect dermal revenue to increase in 2017 as compared to 2016 primarily due to increased end user demand and geographic expansion related to our advanced would care products, particularly in the U.S., European, and Latin American markets.

Sales of our surgical products decreased slightly in 2016 as compared to 2015. The decrease of surgical product revenue was primarily due to a decrease in sales generated by our ENT products and unfavorable impact from foreign currency exchange rate fluctuations compared with the same periods in the prior year. Our surgical franchise consists primarily of our anti-adhesion products, including INCERT and HYALOBARRIER, and our ENT offerings, of which MEROGEL is the leading product. We are partnered with Medtronic for the worldwide distribution of our ENT products. We expect surgical product revenue to increase modestly in 2017 as compared to 2016 primarily due to increased worldwide sales of our ENT products.

Other product revenue includes revenues from ophthalmic and veterinary products. The other product revenue decreased in 2016 from 2015 due to a decrease in sales generated by our veterinary and ophthalmic franchises. We expect other revenue to increase in 2017 as compared to 2016, primarily driven by higher ophthalmic revenue.

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the year ended December 31, 2016 was $0.4 million, compared to $5.3 million for 2015. The year over year decrease was primarily the result of the recognition of licensing and milestone revenue for the year ended December 31, 2015 of $5.0 million for the achievement of a milestone payment under the Mitek MONOVISC Agreement. During the fourth quarter of 2015, we collected and fully recognized revenue for a milestone payment of $5.0 million as a result of U.S. MONOVISC 12-month end-user sales exceeding $50 million. We expect that our licensing, milestone and contract revenue will increase in 2017 compared to 2016 in large part due to an expected milestone achievement by us in 2017 in relation to our commercial agreement with Mitek for MONOVISC in the United States.

Product gross profit and margin. Product gross profit for the year ended December 31, 2016 was $78.9 million, or 77% of product revenue, as compared with $66.6 million, or 76% of product revenue, for the year ended December 31, 2015. The increase in product gross profit was primarily due to improvements in the overall revenue mix compared to the prior year, with increased sales of our higher-margin products as a percentage of our total product sales.

Research and development. Research and development expenses for the year ended December 31, 2016 increased by $1.7 million, or 19%, as compared to the prior year, mainly due to an increase in expenses for our HYALOFAST phase III clinical trial. Included in our 2015 results was a $0.7 million expense resulting from an impairment charge related to IPR&D that was recorded in connection with our acquisition of Anika S.r.l. The charge resulted from a decision to discontinue development of the acquired Hemostatic Patch in-process development project.  Research and development expense as a percentage of total revenue was 10% for the years ended 2016 and 2015. Research and development spending is expected to increase in 2017 and thereafter compared to 2016 as we further develop new products and line extensions and initiate new clinical trials based on our existing technology assets, including CINGAL and HYALOFAST, as well as increase development activities for other products and line extensions in the pipeline.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2016 increased by $3.2 million, or 22%, as compared to 2015. The increase was primarily a result of increased headcount and external professional fees. We expect selling, general and administrative expenses for 2017 will increase to reflect the support, including the implementation of improved operational and financial technology platforms, required to grow our business both domestically and internationally.

Income taxes. Provisions for income taxes were $18.3 million and $17.5 million for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate in 2016 of 0.3%, as compared to 2015, is primarily due to an increased benefit from research and development credits.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Years ended December 31,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
State tax expense, net of federal benefit	4.5%	4.8%
Permanent items, including nondeductible expenses	0.5%	(0.3%)
State investment tax credit	(0.1%)	0.0%
Federal, state and foreign research and development credits	(0.9%)	(0.4%)
Foreign rate differential	(0.1%)	0.1%
Domestic production deduction	(2.9%)	(2.9%)
Effective income tax rate	36.0%	36.3%

The decrease in permanent items, including nondeductible expenses, was mainly due to the impact on Anika S.r.l.’s long-term deferred tax assets for the decrease in Italy’s tax rate, effective January 1, 2017. The increase in the federal, state and foreign research and development credit was mainly due to increased qualified research and development expenses.

As of December 31, 2016, we had gross net operating losses (“NOL”) for income tax purposes in Italy of $5.2 million with no expiration date. In connection with the preparation of the financial statements, we performed an analysis to ascertain if it was more likely than not that we would be able to utilize, in future periods, the net deferred tax assets associated with our NOL carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2016 or 2015.

Substantially all of our filings from 2013 through the present tax year remain subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities for U.S. federal and state tax purposes. Our 2014 tax filing has been audited by the IRS and closed. Our filings from 2010 through the present tax year remain subject to examination by the appropriate governmental authorities in Italy.

Net income. For the year ended December 31, 2016, net income was $32.5 million, or $2.15 per diluted share, compared to $30.8, or $2.01 per diluted share, for the same period in the prior year. The increase in net income and diluted earnings per share was primarily a result of increased worldwide product revenue and improved operating margin.

Year ended December 31, 2015 compared to year ended December 31, 2014

Statement of Operations Detail

	Years Ended December 31,
	2015	2014	$ Inc/(Dec)	%Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$87,696	$75,474	$12,222	16%
Licensing, milestone and contract revenue	5,303	30,121	(24,818)	(82%)
Total revenue	92,999	105,595	(12,596)	(12%)

Operating expenses:
Cost of product revenue	21,053	20,930	123	1%
Research & development	8,987	8,144	843	10%
Selling, general & administrative	14,825	15,074	(249)	(2%)
Total operating expenses	44,865	44,148	717	2%
Income from operations	48,134	61,447	(13,313)	(22%)
Interest income (expense), net	120	58	62	107%
Income before income taxes	48,254	61,505	(13,251)	(22%)
Provision for income taxes	17,496	23,186	(5,690)	(25%)
Net income	$30,758	$38,319	$(7,561)	(20%)
Product gross profit	$66,643	$54,544	$12,099	22%
Product gross margin	76%	72%

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

Product revenue by product line. Product revenue for the year ended December 31, 2015 was $87.7 million, an increase of $12.2 million, or 16%, compared to the prior year. Product revenue increases in our Orthobiologics and Other franchises were partially offset by moderate decreases in revenue as a result of the unfavorable impact from foreign currency exchange rate fluctuations. The increases were also offset by decreases related to a former ophthalmic product supply agreement, which expired as expected at the end of 2014. Included in product revenue for the year ended December 31, 2015 was approximately $1.8 million and $0.5 million of non-recurring revenue recorded in the second and third quarter of 2015, respectively, related to a high end-user average selling price for MONOVISC products sold to our U.S. partner, Mitek, prior to the fourth quarter of 2014. Products sold to Mitek after the third quarter of 2014 are not impacted by this arrangement, which will not result in additional related revenue.

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

Dermal revenue increased $0.9 million, or 70%, in 2015 compared to 2014. The increase as compared to 2014 primarily reflected revenue from the agreement we entered into in July 2014 with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2019.

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

Licensing, milestone and contract revenue. Licensing, milestone and contract revenue for the year ended December 31, 2015 was $5.3 million, compared to $30.1 million for 2014. The year over year decrease was primarily the result of the recognition of licensing and milestone revenue for the year ended December 31, 2014 of $27.5 million for milestone payments related to development obligations under the Mitek MONOVISC Agreement. It also included the recognition of approximately $2.2 million unamortized upfront payments previously received in December 2011. The FDA’s approval of our MONOVISC product during the first quarter in 2014 completed the delivery of development obligations under the Mitek MONOVISC Agreement, and it resulted in the immediate recognition of a $17.5 million milestone payment, as well as the full recognition of prior deferred revenue in that quarter. During the second quarter of 2014, a $5.0 million milestone payment associated with the first commercial sale of MONOVISC in the United States was also earned, received, and recognized as revenue. We also received a unique J-Code from the Centers for Medicare and Medicaid Services for MONOVISC during the fourth quarter of 2014 and, as a result, we collected a milestone payment of $5.0 million which was fully earned and recognized as revenue. For the year ended December 31, 2014, we recognized a total of $29.7 million in milestone revenue related to MONOVISC. During the fourth quarter of 2015, we collected and fully recognized revenue for a milestone payment of $5.0 million as a result of U.S. MONOVISC annual end-user sales exceeding $50 million.

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

As of December 31, 2015, we had a gross NOL for income tax purposes in Italy of $6.3 million with no expiration date. In connection with the preparation of the financial statements, we performed an analysis to ascertain if it was more likely than not that we would be able to utilize, in future periods, the net deferred tax assets associated with our NOL carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2015 or 2014.

Net income. For the year ended December 31, 2015, net income was $30.8 million, or $2.01 per diluted share, compared to $38.3 million, or $2.51 per diluted share, for the same period in the prior year. The decrease in net income and diluted earnings per share was primarily a result of the approximately $29.7 million in milestone and contract revenue recognized for the year ended December 31, 2014 associated with our U.S. license agreement for MONOVISC.

Concentration of Risk

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2016, five customers accounted for 83% of product revenue, with Mitek alone accounting for 75% of product revenue. We expect to continue to be dependent on a small number of large customers, especially Mitek, for the majority of our revenues for the foreseeable future, even with our implementation of a direct sales model for CINGAL in the United States. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

See Note 15, Revenue by Product Group, by Significant Customer and by Geographic Location; Geographic Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding significant customers.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents and investments totaled $124.8 million and $138.5 million, and working capital totaled $161.6 million and $159.2 million, at December 31, 2016 and December 31, 2015, respectively. We believe that we have adequate financial resources to support our business for at least the twelve months from the issuance date of our financial statements.

Cash provided by operating activities was $23.8 million, $39.1 million and $40.0 million for 2016, 2015, and 2014, respectively. The decrease in cash provided by operations was due primarily to decreases in accounts payable and income taxes payable due to timing of payments. Cash provided by operations was also impacted by an increase in net working capital requirements as compared to the same period in 2015 related to higher accounts receivable and inventory purchases due to increased revenue and production.

Cash used in investing activities was $6.8 million, $30.2 million, and $8.3 million for 2016, 2015, and 2014, respectively. The decrease in cash used in investing activities in 2016, as compared to the same period in the prior year, is a result of maturities of investments and increased capital purchases associated with our Bedford, Massachusetts headquarters and manufacturing facility. The increased capital purchases are part of our on-going project to establish additional manufacturing capabilities at the Bedford, Massachusetts facility to manufacture our HYAFF-based products, which were previously manufactured by a third party in Italy. We have incurred $21.6 million of capital expenditures as of December 31, 2016 and expect to expend a total of approximately $25 million on this project with an estimated completion date in the second half of 2017.

Cash used in financing activities was $23.3 million for 2016, whereas cash provided by financing activities of $1.9 million and $5.3 million for 2015 and 2014, respectively. The decrease in cash provided by financing activities compared to the same period in the prior year was primarily attributable to the $25.0 million accelerated share repurchase program initiated in February 2016 and concluded in August 2016. For a description of the accelerated share repurchase program, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities─Accelerated Share Repurchase Program.”

Contractual Obligations and Other Commercial Commitments

The table below summarizes our non-cancelable operating leases, purchase commitments and contractual obligations related to future periods which are not reflected in our consolidated balance sheet at December 31, 2016. Purchase commitments relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases (1)	$11,837	$1,454	$3,736	$3,784	$2,863
Purchase Commitments	16,533	16,329	204	-	-
Year Ended December 31, 2016	$28,370	$17,783	$3,940	$3,784	$2,863

(1)	Included in this line is a lease we entered into in January 2007, pursuant to which we lease our corporate headquarters facility, which consists of approximately 134,000 square feet of general office, research and development, and manufacturing space located in Bedford, Massachusetts. The lease has an initial term of ten and one-half years, and commenced in May 2007. In February 2017, the Company finalized the exercise of its first option under the lease to extend the terms from November 1, 2017 through October 31, 2022, including the determination of a new annual base rent of $1.5 million which is included in the disclosure above. No other terms of this lease were altered. The Company has an option under this lease to extend its lease-term for up to three additional periods subject to the condition that the Company notify the landlord that the Company is exercising each option at least one year prior to the expiration of the original or then-current term. The next two renewal options each extend the term an additional five years, while the final renewal option extends the term by six years. Also included in this line is a lease entered into pursuant to which Anika S.r.l. leases its Italian facility, which consists of approximately 28,000 square feet of space. The lease commenced in December 2009 for a period of six years with certain extension options. In October 2015, Anika S.r.l, entered into a build-to-suit lease agreement for a new European headquarters facility consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. This lease has an initial term of fifteen years, which is expected to commence during the first quarter of 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. The Company has the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. As such, lease commitments through the ninth year are included in the table above. The lease provides for an initial yearly rent of approximately $0.3 million. In December 2016, Anika S.r.l. notified Fidia of its intention to terminate the lease agreement originally executed in December 2009 for the facility that serves as the current headquarters for Anika S.r.l. as of March 2017. See the section captioned “Item 2—Properties” in this Annual Report on Form 10-K for additional discussion regarding these leases.
(2)	Included in this line are purchase commitments for materials, clinical trials and other day to day business requirements.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primary Market Risk Exposures

We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating and other needs, and obtain competitive returns subject to prevailing market conditions without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of high quality securities, including money market funds, corporate bonds, and bank certificates of deposits. The investments are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio of cash equivalents and investments is subject to interest rate fluctuations, changes in credit quality of the issuer and other factors.

Foreign Exchange Risk

Our primary market risk exposures are in the area of currency exchange rate risk. We have two major supplier contracts denominated in foreign currencies, and a significant portion of Anika S.r.l.’s revenue, and all of its operating expenses, are denominated in Euros. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuation for the two contracts on our financial statements was immaterial in 2016. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2017

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$104,261	$110,707
Investments	20,500	27,751
Accounts receivable, net of reserves of $194 and $167 at December 31, 2016 and December 31, 2015, respectively	27,598	21,652
Inventories	15,983	14,938
Prepaid expenses and other current assets	2,098	1,385
Total current assets	170,440	176,433
Property and equipment, net	52,296	40,108
Long-term deposits and other	69	69
Intangible assets, net	10,227	11,656
Goodwill	7,214	7,482
Total assets	$240,246	$235,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,303	$8,302
Accrued expenses and other current liabilities	6,496	4,778
Income taxes payable	-	4,198
Total current liabilities	8,799	17,278
Other long-term liabilities	2,078	781
Long-term deferred revenue	48	66
Deferred tax liability	6,548	6,775
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.01 par value; 60,000 and 30,000 shares authorized, 14,627 and 15,037 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	146	150
Additional paid-in-capital	61,735	81,685
Accumulated other comprehensive loss	(7,317)	(6,649)
Retained earnings	168,209	135,662
Total stockholders’ equity	222,773	210,848
Total liabilities and stockholders’ equity	$240,246	$235,748

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Product Revenue	$102,932	$87,696	$75,474
Licensing, milestone and contract revenue	447	5,303	30,121
Total revenue	103,379	92,999	105,595

Operating expenses:
Cost of product revenue	24,027	21,053	20,930
Research & development	10,732	8,987	8,144
Selling, general & administrative	18,013	14,825	15,074
Total operating expenses	52,772	44,865	44,148
Income from operations	50,607	48,134	61,447
Interest income, net	263	120	58
Income before income taxes	50,870	48,254	61,505
Provision for income taxes	18,323	17,496	23,186
Net income	$32,547	$30,758	$38,319

Basic net income per share:
Net income	$2.22	$2.06	$2.61
Basic weighted average common shares outstanding	14,682	14,934	14,678
Diluted net income per share:
Net income	$2.15	$2.01	$2.51
Diluted weighted average common shares outstanding	15,116	15,321	15,269

Net income	$32,547	$30,758	$38,319
Other comprehensive loss:
Foreign currency translation adjustment	(668)	(2,154)	(2,796)
Comprehensive income	$31,879	$28,604	$35,523

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock				Accumulated Other	Total
	Number of Shares	$.01 Par Value	Additional Paid in Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity
Balance, December 31, 2013	14,289	$143	$70,606	$66,585	$(1,699)	$135,635
Issuance of common stock for equity awards	697	7	2,048	-	-	2,055
Tax benefit related to equity awards	-	-	9,626	-	-	9,626
Stock-based compensation expense	-	-	1,607	-	-	1,607
Retirement of common stock for minimum tax withholdings	(134)	(1)	(6,347)	-	-	(6,348)
Net income	-	-	-	38,319	-	38,319
Other comprehensive loss	-	-	-	-	(2,796)	(2,796)
Balance, December 31, 2014	14,852	$149	$77,540	$104,904	$(4,495)	$178,098
Issuance of common stock for equity awards	185	1	1,073	-	-	1,074
Tax benefit related to equity awards	-	-	847	-	-	847
Stock-based compensation expense	-	-	2,225	-	-	2,225
Net income	-	-	-	30,758	-	30,758
Other comprehensive loss	-	-	-	-	(2,154)	(2,154)
Balance, December 31, 2015	15,037	$150	$81,685	$135,662	$(6,649)	$210,848
Issuance of common stock for equity awards	121	1	1,006	-	-	1,007
Tax benefit related to equity awards	-	-	647	-	-	647
Stock-based compensation expense	-	-	3,392	-	-	3,392
Repurchase of common stock	(531)	(5)	(24,995)	-	-	(25,000)
Net income	-	-	-	32,547	-	32,547
Other comprehensive loss	-	-	-	-	(668)	(668)
Balance, December 31, 2016	14,627	$146	$61,735	$168,209	$(7,317)	$222,773

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$32,547	$30,758	$38,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,734	3,775	4,706
Stock-based compensation expense	3,392	2,225	1,607
Deferred income taxes	(65)	(747)	815
Provision for doubtful accounts	52	38	-
Provision for inventory	654	210	378
Non-cash impairment charges for IPR&D	-	697	-
Tax benefit from equity awards	(647)	(847)	(9,626)
Changes in operating assets and liabilities:
Accounts receivable	(6,201)	(4,996)	898
Inventories	(1,738)	(2,939)	(1,974)
Prepaid expenses, other current and long-term assets	(898)	89	585
Accounts payable	(5,059)	5,625	(750)
Accrued expenses and other current liabilities	1,566	(199)	(1,189)
Deferred revenue	(50)	(15)	(2,014)
Income taxes payable	(3,552)	5,484	8,436
Other long-term liabilities	66	(94)	(213)
Net cash provided by operating activities	23,801	39,064	39,978

Cash flows from investing activities:
Proceeds from maturity of investments	46,500	24,250	20,000
Purchase of investments	(39,249)	(45,251)	(26,750)
Purchase of property and equipment, net	(14,014)	(9,225)	(1,553)
Net cash used in investing activities	(6,763)	(30,226)	(8,303)

Cash flows from financing activities:
Repurchase of common stock	(25,000)	-	-
Proceeds from exercise of equity awards	1,007	1,074	2,055
Tax benefit from equity awards	647	847	9,626
Minimum tax withholdings on share-based awards	-	-	(6,349)
Net cash (used in) provided by financing activities	(23,346)	1,921	5,332

Exchange rate impact on cash	(138)	(208)	(184)

Increase (Decrease) in cash and cash equivalents	(6,446)	10,551	36,823
Cash and cash equivalents at beginning of period	110,707	100,156	63,333
Cash and cash equivalents at end of period	$104,261	$110,707	$100,156
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,826	$12,724	$13,778
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,257	$1,949	$52
Build-to-suit lease agreement	$1,723	$30	$-

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

 Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

1. Nature of Business

Anika Therapeutics, Inc. is a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative cartilage repair. The Company has over two decades of global expertise developing, manufacturing, and commercializing products based on the Company’s proprietary HA technology. The Company’s orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the monthly average exchange rates prevailing throughout the year. The translation adjustments resulting from this process are included as a component of accumulated currency translation adjustment which resulted in a loss from foreign currency translation of $0.7 million, $2.2 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company recognized a loss from foreign currency transactions of $0.3 million, $0.4 million, and $0.6 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are directly observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions market participants would use in pricing the instrument.

The Company’s financial assets have been classified as Level 2. The Company’s financial assets (which include cash equivalents and investments) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends, and changes in the Company’s customer payment terms. A summary of activity in the allowance for doubtful accounts is as follows:

	December 31,
	2016	2015	2014
Balance, beginning of the year	$167	$147	$593
Amounts provided	52	38	-
Amounts written off	(16)	(3)	(377)
Translation adjustments	(9)	(15)	(69)
Balance, end of the year	$194	$167	$147

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

Product revenue also includes royalties. Royalty revenue is based on distributors’ sales and recognized in the same period distributors record their sale of products manufactured by the Company. On a quarterly basis the Company records royalty revenue based upon sales provided to it by its distributor customers.

Pursuant to the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, a medical device excise tax (“MDET”) became effective on January 1, 2013 for sales of certain medical devices. Some of the Company’s product sales are subject to the provisions of the MDET. The Company has elected to recognize any amounts related to the MDET under the gross method as allowed under ASC 605-45. For the periods ended December 31, 2015 and 2014, amounts included in revenues and costs of goods sold for the MDET were immaterial. On December 18, 2015, President Obama signed the Consolidated Appropriations Act of 2016, which suspends the 2.3 percent MDET beginning on January 1, 2016, with the suspension ending on December 31, 2017.

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

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. Non substantive milestones are recognized when there are no further obligations by the Company.

The terms of the agreements typically include non-refundable license fees, funding of research and development and payments based upon achievement of certain milestones. The Company adopted ASU 2009-13, Revenue Recognition in January 2011, which amends ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable up-front fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds and bank certificates of deposit with an original maturity of less than 90 days.

Investments

The Company’s investments consist of bank certificates of deposit with an original maturity of more than 90 days. The Company has designated all investments as available-for-sale, and therefore such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest income, net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company considers securities with maturities of three months or less from the purchase date to be cash equivalents.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior the expected recovery of the investment's amortized cost basis. During the years ended December 31, 2016 and 2015, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

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

As of December 31, 2016 and 2015, DePuy Synthes Mitek Sports Medicine (“Mitek”), represented 66% and 60%, respectively, of the Company’s accounts receivable balance, no other single customer accounted for more than 10% of accounts receivable in either period.

Inventories

Inventories are stated at the lower of standard cost or net realizable value, with cost being determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit.

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

When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $16.0 million and $14.9 million as of December 31, 2016 and 2015, respectively, is stated net of inventory reserves of approximately $0.9 million and $0.9 million, respectively. If actual demand for the Company’s products deteriorates, or if market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Equipment and software are typically amortized over two to ten years, and furniture and fixtures over five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income. Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. Construction-in-process is not depreciated until such time as the relevant assets are completed and put into use. Construction-in-process at December 31, 2016 and 2015 primarily represents the costs of machinery and equipment under installation.

Goodwill and Acquired Intangible Assets

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to the acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value.

Goodwill and IPR&D are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors the Company considers important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company’s annual assessment for impairment of goodwill as of November 30, 2016 indicated that the fair value of its reporting unit exceeded the carrying value of the reporting unit.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. The Company estimates the fair value for IPR&D projects using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. During the fourth quarter of 2015, the Company performed an impairment review of its IPR&D projects as it reassessed its research and development strategy. The Company recorded an impairment charge of $0.7 million due to the decision to discontinue further development efforts needed to commercialize the Hemostatic Patch in-process development project. The Company’s annual assessment for impairment of IPR&D indicated that the fair value of its other IPR&D assets as of November 30, 2016 exceeded their respective carrying values.

Long-Lived Assets

Long-lived assets primarily include property and equipment, and intangible assets with finite lives. The Company’s intangible assets are comprised of purchased developed technologies, distributor relationships, patents and trade names. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately five to sixteen years. The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Research and Development

Research and development costs consist primarily of clinical trials, salaries and related expenses for personnel, and fees paid to outside consultants and outside service providers, including costs associated with licensing, milestone and contract revenue. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company has stock-based compensation plans under which various types of equity-based awards are granted, including restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance units, and stock options. The Company measures the compensation cost of award recipients’ services received in exchange for an award of equity instruments based on the grant date fair value of the underlying award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note 12 for a description of the types of stock-based awards granted, the compensation expense related to such awards, and detail of equity-based awards outstanding.

For performance-based awards with financial achievement targets, the Company recognizes expense using the graded vesting methodology based on the number of shares expected to vest. Compensation cost associated with these grants was estimated using the Black-Scholes valuation method multiplied by the expected number of shares to be issued, which is adjusted based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized, and any previously recognized compensation cost is reversed. The Company recorded approximately $0.3 million and $0.4 million related to performance-based awards in 2016 and 2015, respectively. There was no expense recognized on performance based awards in 2014 as satisfaction of the performance conditions were not considered probable.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive loss, which includes foreign currency translation adjustments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as it intends to indefinitely reinvest undistributed earnings of its foreign subsidiary. Accumulated other comprehensive loss is reported as a component of stockholders' equity.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the criteria established by ASC 280, Segment Reporting, the Company has one reportable operating segment, the results of which are disclosed in the accompanying consolidated financial statements.

Contingencies

In the normal course of business, we are involved in various legal proceedings and other matters such as contractual disputes, which are complex in nature and have outcomes that are difficult to predict. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We consider all relevant factors when making assessments regarding these contingencies. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

Subsequent Events

Events occurring subsequent to December 31, 2016 have been evaluated for potential recognition or disclosure in the consolidated financial statements. See Note 11, Commitments and Contingencies, to the consolidated financial statements for information regarding the February 2, 2017 lease extension of the Company’s headquarters facility located in Bedford, Massachusetts.

Recent Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption not to occur before the original effective date. The Company is assessing the appropriate method for implementing ASU 2014-09, as well as the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 amends existing leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for virtually all leases. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is assessing ASU 2016-02 and the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation (Topic 718) Stock Compensation. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective as of January 1, 2017. The Company is assessing ASU 2016-09 and the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments (Topic 326) Credit Losses. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or footnote disclosures.

Recently Adopted

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to assess an entity’s ability to continue as a going concern at each annual and interim reporting period, and requires additional disclosures in certain circumstances. This guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted the new standard in the fourth quarter and performed the required assessment. The adoption of this standard did not have an impact on the Company’s disclosures. The Company believe that we have adequate financial resources to support our business for at least the twelve months from the issuance date of our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory. ASU 2015-11 more closely aligns the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of standard cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The provisions of ASU 2015-11 are effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard for the interim reporting period ended March 31, 2016. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

3. Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held bank certificates of deposits of $20.5 million and $25.8 million at December 31, 2016 and 2015, respectively. The Company also held corporate debt securities of $2.0 million at December 31, 2015. There were no unrealized gains or losses on the Company’s available-for-sale securities at December 31, 2016 or 2015.

4. Fair Value Measurements

The Company’s investments are all classified within Level 2 of the fair value hierarchy. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk.

The fair value hierarchy of the Company’s cash equivalents and investments at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$68,352	$-	$68,352	$-
Bank certificates of deposit	750	-	750	-
Total cash equivalents	69,102	-	69,102	-

Investments:
Bank certificates of deposit	$20,500	$-	$20,500	$-

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$61,385	$-	$61,385	$-
Bank certificates of deposit	250	-	250	-
Total cash equivalents	$61,635	$-	$61,635	$-

Investments:
Corporate debt securities	$2,001	$-	$2,001	$-
Bank certificates of deposit	25,750	-	25,750	-
Total investments	$27,751	$-	$27,751	$-

The Company did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

5. Earnings per Share (“EPS”)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested RSA’s, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, stock appreciation rights (“SARs”), RSA’s, and RSU’s using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
Shares used in the calculation of basic earnings per share	14,682	14,934	14,678
Effect of dilutive securities:
Stock options, SAR's, RSA's and RSU's	434	387	591
Diluted shares used in the calculation of earnings per share	15,116	15,321	15,269

Stock options to purchase 0.4 million shares, 0.2 million shares, and 0.1 million shares for the years ended December 31, 2016, 2015, and 2014, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

At December 31, 2016, 2015, and 2014, 0.1 million shares, 0.1 million shares, and 30 thousand shares of issued and outstanding unvested RSA’s, respectively, were excluded from the basic earnings per share.

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

6. Inventories

Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$5,884	$5,780
Work-in-process	5,559	5,656
Finished goods	4,540	3,502
Total	$15,983	$14,938

7. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2016	2015
Equipment and software	$27,456	$24,512
Furniture and fixtures	1,126	1,240
Leasehold improvements	27,796	27,622
Construction in progress	22,695	11,274
Subtotal	79,073	64,648
Less accumulated depreciation	(26,777)	(24,540)
Total	$52,296	$40,108

The Construction in progress asset as of December 31, 2016 increased in comparison to December 31, 2015 primarily as a result of increased capital purchases associated with the Company’s Bedford, Massachusetts headquarters and manufacturing facility. This is part of the Company’s on-going project to establish additional manufacturing capabilities at the Bedford, Massachusetts facility to manufacture our HYAFF-based products, which were previously manufactured by a third party in Italy. The Construction in progress asset will be depreciated once it goes into production.

Depreciation expense was $2.7 million, $2.7 million, and $2.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

8. Acquired Intangible Assets, Net

In November 2007, in connection with the termination of the agreement with Galderma which originally granted to Galderma the worldwide rights to commercialize, distribute, and market the ELEVESS product, the Company reacquired the worldwide rights and control of the future development and marketing of ELEVESS. The intangible asset realized during this process was the ELEVESS trade name which is fully amortized as of December 31, 2016.

On December 30, 2009, in connection with the acquisition of Anika S.r.l., the Company purchased various intangible assets. The Company finalized the purchase price allocation relative to this acquisition during the fourth quarter of 2010.

In January 2015, the Company received CE Mark approval for HYALOSPINE which is an innovative adhesion prevention gel for use after spinal surgery, and was a component of the IPR&D intangible assets initially identified. As a result of this approval the Company has reclassified $0.4 million from IPR&D to developed technology and began amortization on the HYALOSPINE asset.

In 2015, the Company recorded an impairment charge totaling $0.7 million to write-off in-process research and development that was recorded in connection with its acquisition of Anika S.r.l. Subsequent to an evaluation in the fourth quarter of the ongoing research and development efforts surrounding the Hemostatic Patch IPR&D project, the Company determined it would discontinue further development efforts needed to commercialize this technology. As a result of this decision, an impairment charge was recorded. These amounts are included in research and development expenses on our consolidated statements of operations.

The Company performed an annual assessment of IPR&D intangible assets as of November 30, 2016.  Based upon that assessment, for the fiscal year 2016 there were no events or changes in circumstances that would result in a change in the carrying value of IPR&D.

Total amortization expense was $1.1 million, $1.1 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense on intangible assets is expected to be approximately $0.9 million in 2017, $0.9 million annually through 2021, and approximately $2.8 million in aggregate thereafter.

Intangible assets consist of the following:

		December 31, 2016			December 31, 2015
	Gross Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$17,100	$(3,442)	$(6,816)	$6,842	$7,959	15
In-process research & development	4,406	(1,433)	-	2,973	3,099	Indefinite
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(207)	(381)	412	473	16
Elevess trade name	1,000	-	(1,000)	-	125	9
Total	$28,206	$(5,497)	$(12,482)	$10,227	$11,656

9. Goodwill

The Company completed its annual impairment review as of November 30, 2016 and concluded that no impairment in the carrying value exists as of that date with respect to goodwill. Through December 31, 2016, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

	December 31,
	2016	2015

Balance, beginning	$7,482	$8,339
Effect of foreign currency adjustments	(268)	(857)
Balance, ending	$7,214	$7,482

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
Compensation and related expenses	$3,089	$3,082
Facility construction costs	804	415
Research grants	463	381
Clinical trial costs	227	252
Professional fees	802	210
Deferred Rent	231	-
Other	880	438
Total	$6,496	$4,778

11. Commitments and Contingencies

Leasing Arrangements

The Company’s headquarters facility is located in Bedford, Massachusetts, where the Company leases approximately 134,000 square feet of administrative, manufacturing, and R&D space. This lease was entered into on January 4, 2007, and the lease commenced on May 1, 2007 for an initial term of ten and one-half years. On February 2, 2017, the Company finalized the exercise of its first option under the lease to extend the terms from November 1, 2017 through October 31, 2022, including the determination of a new annual base rent of $1.5 million which is included in the future lease commitments table below. No other terms of the Lease were altered. The Company has an option under the lease to extend its terms for up to three additional periods subject to the condition that the Company notify the landlord that the Company is exercising each option at least one year prior to the expiration of the original or then current term. The next two renewal options each extend the term an additional five years, while the final renewal option extends the term by six years. The Company’s administrative and R&D personnel moved into the Bedford facility in November of 2007. The Bedford facility was fully validated and approved by applicable regulatory authorities in 2012.

On October 9, 2015, Anika S.r.l, entered into a build-to-suit lease agreement with Consorzio Zona Industriale E Porto Fluviale di Padova (“ZIP”), as landlord, pursuant to which Anika S.r.l. will lease a new European headquarters facility, consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. The Lease has an initial term of fifteen years, which is expected to commence during the first quarter of 2017 once construction of the facility is completed. The Lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. The Company has the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. Beginning on the commencement date, the Lease provides for an initial yearly rent of approximately $0.3 million.

Construction of the new facility began in the first quarter of 2016 and is expected to be completed in early 2017. During the period of construction, the Company is considered the deemed owner of the facility and as a result at December 31, 2016 has recorded a construction-in-process asset of approximately $1.7 million, and an offsetting facility lease obligation associated with the new facility.

Anika S.r.l. leases approximately 28,000 square feet of laboratory, warehouse, and office space in Abano Terme, Italy. On December 29, 2016 Anika S.r.l. notified the landlord of its intention to terminate the lease agreement originally executed on December 30, 2009 for the facility that serves as the current headquarters for Anika S.r.l. as of March 31, 2017.

Rental expense in connection with the various facility leases totaled $1.3 million, $1.3 million and $1.4 million for the year ended December 31, 2016, 2015 and 2014, respectively.

The Company’s future lease commitments as of December 31, 2016 are as follows:

2017	$1,454
2018	1,878
2019	1,858
2020	1,888
2021 and thereafter	4,759
Total	$11,837

Warranty and Guarantor Arrangements

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at December 31, 2016 or 2015, respectively, and has no history of claims paid.

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

At the 2011 Annual Meeting of Stockholders on June 7, 2011, the shareholders of the Company approved the Anika Therapeutics, Inc. Second Amended and Restated Stock Option and Incentive Plan (the “2003 Plan”), which, among other things, increased the number of shares reserved for issuance under the Company’s predecessor stock option and incentive plan by 800,000 to 3,150,000 shares. Pursuant to this amendment and restatement to the 2003 Plan approved by the Company’s shareholders, each share award issued after June 7, 2011 other than stock options or stock appreciation rights will reduce the number of total shares available for grant by 1.9 shares.

At the 2013 Annual Meeting of Stockholders on June 18, 2013, the shareholders of the Company approved an additional amendment to the Amended 2003 Plan, which, among other things, increased the number of shares reserved for issuance under the Company’s stock option and incentive plan by 650,000 to 3,800,000 shares. Pursuant to this amendment and restatement to the 2003 Plan approved by the Company’s shareholders, each share award issued after June 18, 2013 other than stock options or stock appreciation rights will reduce the number of total shares available for grant by 1.5 shares. There are 0.9 million shares available for future grant at December 31, 2016.

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

The Company uses historical data on the exercise of stock options and other factors to evaluate and estimate the expected term of share-based awards. The Company also evaluates actual forfeiture rates periodically and adjusts the expected forfeiture rate assumption within the model accordingly. The expected volatility assumption is evaluated against the historical volatility of the Company’s common stock over a four-year average, and it is adjusted if there are material swings in historical volatility. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant.

The fair value of each stock option during 2016, 2015, and 2014 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2016			2015			2014
Risk free interest rate	0.94%	-	1.55%	1.15%	-	1.46%	1.16%	-	1.39%
Expected volatility	47.33%	-	51.61%	53.15%	-	54.65%	53.28%	-	57.05%
Expected life (years)		4.5			4.5			4.0
Expected dividend yield		0.00%			0.00%			0.00%

The Company recorded $3.4 million, $2.2 million, and $1.6 million of stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively, for stock options, SAR’s, RSA’s and RSU’s. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	December 31,
	2016	2015	2014
Cost of product revenue	$148	$42	$61
Research & development	467	269	202
Selling, general & administrative	2,777	1,914	1,344
Total stock-based compensation expense	$3,392	$2,225	$1,607

Combined stock options and SAR’s activity under the Company’s plans is summarized as follows for the years ended December 31, 2016 and 2015, respectively:

	2016		2015
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Options and SAR's outstanding at beginning of year	762,260	$18.75	851,287	$14.85
Granted	354,275	$40.77	111,625	$39.25
Cancelled	(58,841)	$30.05	(85,349)	$19.77
Expired	(3,310)	$11.37	(8,825)	$20.03
Exercised	(74,815)	$15.46	(106,478)	$10.96
Stock options and SAR's outstanding at end of year	979,569	$26.15	762,260	$18.75

Of the 979,569 stock options and SAR’s outstanding at December 31, 2016, 903,076 are vested or are expected to vest, with a weighted-average exercise price of approximately $24.92 as well as an aggregate intrinsic value of approximately $21.7 million related to these awards. The weighted average remaining contractual term of the vested and expected to vest stock options and SAR’s was 6.8 years as of December 31, 2016.

As of December 31, 2016, total unrecognized compensation costs related to non-vested stock options and SAR’s was approximately $5.0 million and is expected to be recognized over a weighted average period of 2.8 years.

There were 144,316 incentive stock options exercisable at December 31, 2016 with a weighted-average exercise price of $10.22 and a weighted-average remaining contractual term of 4.7 years for these awards.

There were 281,093 non-qualified stock options exercisable at December 31, 2016 with a weighted-average exercise price of $15.61 and a weighted-average remaining contractual term of 5.7 years.

There were 7,065 performance awards exercisable at December 31, 2016 with a weighted-average exercise price of $39.69 and a weighted-average remaining contractual term of 8.1 years for these awards.

There were 40,250 SAR’s exercisable at December 31, 2016 with a weighted-average exercise price of $6.94 and a weighted-average remaining contractual term of 2.8 years for these awards.

The aggregate intrinsic value of stock options and SAR’s fully vested at December 31, 2016 and 2015 was $16.7 million and $11.6 million, respectively. The aggregate intrinsic value of stock options and SAR’s outstanding at December 31, 2016 and 2015 was $22.3 million and $15.2 million, respectively.

The total intrinsic value of stock options and SAR’s exercised was $2.1 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively.

The total fair value of stock options and SAR’s vested during the years ended December 31, 2016 and 2015 was approximately $1.3 and $1.1 million, respectively.

The Company received $1.0 million and $1.1 million for exercises of stock options during the years ended December 31, 2016 and 2015, respectively.

The RSA and RSU activity for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at Beginning of year	150,384	$34.29	109,614	$23.91
Granted	87,158	$38.11	81,080	$37.84
Cancelled	(4,950)	$36.20	(10,635)	$32.02
Expired	-	$-	-	$-
Vested/Released	(25,515)	$33.35	(29,675)	$19.31
Nonvested at end of year	207,077	$36.44	150,384	$34.29

The total fair value of RSA’s and RSU’s vested during the years ended December 31, 2016 and 2015 was $1.0 million and $1.2 million.

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

The current exercise price per Right is $75.00. The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, shares of the Company’s common stock, or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of:

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

14. Employee Benefit Plan

U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make 140% matching contributions up to a limit of 5% of an employee’s eligible compensation. In addition, the Company may make annual discretionary contributions. The Company made matching contributions of $0.6 million , $0.4 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

15. Revenue by Product Group, by Significant Customer and by Geographic Location; Geographic Information

Product revenue by product group is as follows:

	Years Ended December 31,
	2016		2015		2014
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Orthobiologics	$89,695	87%	$73,247	84%	$61,957	82%
Dermal	2,759	3%	2,266	2%	1,334	2%
Surgical	5,427	5%	5,812	7%	5,855	8%
Other	5,051	5%	6,371	7%	6,328	8%
	$102,932	100%	$87,696	100%	$75,474	100%

Product revenue from our sole significant customer, Mitek, as a percentage of our total product revenue was 75%, 72%, and 72% for the years ended December 31, 2016, 2015, and 2014, respectively.

In December 2011, the Company entered into a fifteen-year licensing agreement (the “Mitek MONOVISC Agreement”) with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc., to exclusively market MONOVISC in the U.S. The Company received an upfront payment of $2.5 million in December 2011. This non-refundable upfront payment did not have standalone value without Anika’s completion of development obligations, which included obtaining regulatory approval of the product and resolving the related patent litigation. As a result, the Company recognized the upfront payment over the development obligation period. During the first quarter of 2014, the Company received FDA approval of MONOVISC and resolved the patent lawsuit with Genzyme Corporation. As a result of the full delivery of its development obligations under this agreement, the Company recognized approximately $2.2 million, which represented the remaining balance of deferred revenue relating to the initial $2.5 million payment. In the first quarter of 2014, the Company also received a milestone payment of $17.5 million as a result of achieving FDA approval for MONOVISC and resolving the patent litigation with Genzyme. This milestone payment was fully recognized as revenue during the three months ended March 31, 2014. On April 15, 2014 the first U.S. commercial sale of MONOVISC was made by the Company’s commercial partner, Mitek. Under the terms of the Mitek MONOVISC Agreement, the Company earned and collected a milestone payment of $5 million, which was fully recognized as revenue in the second quarter of 2014. On November 10, 2014, the Center for Medicare & Medicaid Services ("CMS") assigned a unique Healthcare Common Procedure Coding System ("HCPCS") code, or J-Code, to MONOVISC. The issuance of this code by CMS set national Medicare reimbursement rates for the product. The new J-Code became effective on January 1, 2015. As a result of CMS assigning the J-Code, the Company collected a milestone payment of $5.0 million, which was fully recognized as revenue in the fourth quarter of 2014. During the fourth quarter of 2015, the Company collected and fully recognized revenue for a milestone payment of $5.0 million as a result of U.S. MONOVISC 12 month rolling end-user sales exceeding $50 million. For the year ended December 31, 2015, the Company recognized a total of $5.0 million in milestone revenue related to MONOVISC. The Company did not recognize any milestone revenue associated with this contract for the year ended December 31, 2016.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue are as follows:

	Years Ended December 31,
	2016		2015		2014
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$83,972	81%	$76,621	82%	$92,259	87%
Europe	10,953	11%	8,756	9%	6,215	6%
Other	8,454	8%	7,622	9%	7,121	7%
Total	$103,379	100%	$92,999	100%	$105,595	100%

The Company recorded licensing, milestone, and contract revenue of $0.4 million, $5.3 million and $30.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Substantially all licensing, milestone, and contract revenue was derived in the United States for each year presented.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. See Note 11, Commitments and Contingencies, for more information regarding the build-to-suit lease agreement with Zip resulting in an increase in net property and equipment in Italy. Net tangible long-lived assets by principal geographic areas are as follows:

	Years Ended December 31,
	2016	2015
United States	$49,140	$39,732
Italy	3,156	376
Total	$52,296	$40,108

16. Income Taxes

Income Tax Expense

The components of the Company’s income before income taxes and its provision for (benefit from) income taxes consist of the following:

	Years ended December 31,
	2016	2015	2014
Income before income taxes
Domestic	$50,181	$48,608	$63,232
Foreign	689	(354)	(1,727)
	$50,870	$48,254	$61,505

	Years ended December 31,
	2016	2015	2014
Provision for (benefit from) income taxes:
Current provision:
Federal	$14,982	$14,572	$18,301
State	3,265	3,635	3,895
Foreign	302	249	192
	18,549	18,456	22,388
Deferred provision:
Federal	(70)	(370)	1,153
State	(84)	(33)	122
Foreign	(72)	(557)	(477)
	(226)	(960)	798
Total provision	$18,323	$17,496	$23,186

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forward, foreign	$1,253	$1,567
Stock-based compensation expense	1,882	1,043
Foreign currency exchange	677	762
Accrued expenses and other	308	510
Inventory reserve	640	547
Deferred tax assets	$4,760	$4,429

	December 31,
	2016	2015
Deferred tax liabilities:
Acquisition-related Intangibles	$(2,932)	$(3,738)
Depreciation	(8,376)	(7,466)
Deferred tax liabilities	$(11,308)	$(11,204)

Net deferred tax liabilities	$(6,548)	$(6,775)

Tax Rate

The reconciliation between the U.S. federal statutory rate and the Company’s effective rate is summarized as follows:

	Years ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	4.5%	4.8%	4.9%
Permanent items, including nondeductible expenses	0.5%	(0.3%)	0.1%
State investment tax credit	(0.1%)	0.0%	(0.1%)
Federal, state and foreign research and development credits	(0.9%)	(0.4%)	(0.7%)
Foreign rate differential	(0.1%)	0.1%	0.2%
Domestic production deduction	(2.9%)	(2.9%)	(1.7%)
Effective income tax rate	36.0%	36.3%	37.7%

As of December 31, 2016, the Company had NOL’s for income tax purposes in Italy of $5.2 million that do not expire.

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2016 and 2015, respectively.

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Substantially all of the Company’s filings from 2013 through the present tax year remain subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities for U.S. federal and state tax purposes. The Company’s 2014 tax filing has been audited by the IRS and closed. The Company currently has a tax audit in progress in Italy which it does not anticipate will have a material impact on its financial statements.  The Company’s filings from 2010 through the present tax year remain subject to examination by the appropriate governmental authorities in Italy.

The Company does not anticipate experiencing any significant increases or decreases in its unrecognized tax benefits within the twelve months following December 31, 2016.

The Company incurred expenses related to stock-based compensation in 2016, 2015, and 2014 of $3.4 million, $2.2 million, and $1.6 million, respectively. Accounting for the tax effects of certain stock-based awards requires that the Company establish a deferred tax asset as the compensation expense is recognized for financial reporting prior to recognizing the related tax deduction upon exercise of the awards. The gross tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $1.2 million, $1.1 million, and $3.1 million in 2016, 2015, and 2014, respectively.

Upon the settlement of certain stock-based awards (i.e., exercise, vesting, forfeiture, or cancellation), the actual tax deduction is compared with cumulative financial reporting compensation cost, and any excess tax deduction related to these awards is considered a windfall tax benefit. Such benefits are tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls, and they will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. The Company follows the with-and-without approach for the direct effects of windfall/shortfall items and to determine the timing of the recognition of any related benefits. The Company recorded a net windfall of $0.6 million, $0.9 million, and $9.6 million in 2016, 2015, and 2014, respectively.

17. Quarterly Financial Data (Unaudited)

Year 2016	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Product revenue	$28,296	$25,783	$26,575	$22,278
Total revenue	28,726	25,789	26,581	22,283
Cost of product revenue	7,539	4,998	6,065	5,425
Gross profit on product revenue	20,757	20,785	20,510	16,853
Net income	$8,085	$8,952	$8,615	$6,895
Per common share information:
Basic net income per share	$0.56	$0.61	$0.59	$0.46
Basic common shares outstanding	14,538	14,625	14,679	14,875
Diluted net income per share	$0.54	$0.59	$0.57	$0.45
Diluted common shares outstanding	14,979	15,077	15,111	15,307

Year 2015	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Product revenue	$25,607	$23,676	$22,898	$15,515
Total revenue	30,894	23,681	22,904	15,520
Cost of product revenue	6,290	5,176	5,274	4,313
Gross profit on product revenue	19,317	18,500	17,624	11,202
Net income	$11,042	$8,380	$7,820	$3,516
Per common share information:
Basic net income per share	$0.74	$0.56	$0.52	$0.24
Basic common shares outstanding	14,965	14,967	14,961	14,905
Diluted net income per share	$0.72	$0.55	$0.51	$0.23
Diluted common shares outstanding	15,353	15,316	15,336	15,330

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2016 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance, and it may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control—Integrated Framework.

Based on its assessment and those criteria, our management believes that our company maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of Form 10-K.

	(1) Financial Statements

	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets	41
	Consolidated Statements of Operations and Comprehensive Income	42
	Consolidated Statements of Stockholder’s Equity	43
	Consolidated Statements of Cash Flows	44
	Notes to Consolidated Financial Statements	45-64

	(2) Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index (b) below.

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

	Restated Articles of Organization, as amended, of Anika Therapeutics, Inc. (with date of filing with Secretary of State of the Commonwealth of Massachusetts):
3.1a	(a) Restated Articles of Organization (April 29, 1993)		10-K	March 13, 2015	3.1a
3.1b	(b) Certificate of Correction (November 10, 1993)		10-K	March 13, 2015	3.1b
3.1c	(c) Certificate of Vote of Directors Establishing a Series of a Class of Stock (May 18, 1995)		10-K	March 13, 2015	3.1c
3.1d	(d) Articles of Amendment (January 9, 1997)		10-QSB	January 14, 1997	3.1
3.1e	(e) Certificate of Vote of Directors Establishing a Series of a Class of Stock (April 7, 1998)		10-K	March 13, 2015	3.1e
3.1f	(f) Articles of Amendment (June 3, 1998)		10-QSB	August 13, 1998	3.1
3.1g	(g) Articles of Amendment (April 4, 2008)		10-K	March 9, 2009	3.7
3.1h	(h) Articles of Amendment (June 8, 2016)		10-Q	August 1, 2016	3.1h
3.2	Amended and Restated Bylaws of Anika Therapeutics, Inc.		10-Q	August 14, 2002	3.6
4.1	Shareholder Rights Agreement, dated as of April 7, 2008, between Anika Therapeutics, Inc. and American Stock Transfer & Trust Company		8-A12B	April 7, 2008	4.1
10.1	Lease, dated January 3, 2007, between Anika Therapeutics, Inc. and Farley White Wiggins, LLC, relating to 32 Wiggins Avenue, Bedford, Massachusetts		8-K	January 10, 2007	10.1
10.1a	Amendment No. 1 to Lease, dated February 1, 2007, between Anika Therapeutics, Inc. and Farley White Wiggins, LLC, relating to 32 Wiggins Avenue, Bedford, Massachusetts	X
10.2	Lease Agreement, dated December 30, 2009, between Fidia Farmaceutici S.p.A. and Fidia Advanced Biopolymers S.r.l., relating to Via Ponte della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		8-K	January 6, 2010	10.2
10.2a	Amendment No. 1 to Lease Agreement, dated June 18, 2010, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.2
10.2b	Amendment No. 2 to Lease Agreement, dated September 20, 2010, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.3
10.2c	Translation of Amendment No. 3 to Lease Agreement, dated April 16, 2012, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.4

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.2d	Translation of Amendment No. 4 to Lease Agreement, dated February 22, 2016, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.5
10.3	Translation of Lease Agreement, dated October 9, 2015, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517		8-K	October 14, 2015	10.1
10.3a	Translation of Amendment No. 1 to Lease Agreement, dated February 2, 2017, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517	X
	Credit Agreement with Bank of America, N.A.:
10.4a	(a) Credit Agreement, dated as of January 31, 2008, among Anika Therapeutics, Inc., Anika Securities, Inc. and Bank of America, N.A., as administrative agent		8-K	February 6, 2008	10.1
10.4b	(b) Consent and First Amendment, dated as of December 30, 2009, by and among Anika Therapeutics, Inc., Anika Securities, Inc. and Bank of America, N.A., as administrative agent		8-K	January 6, 2010	10.4
10.4c	(c) Pledge Agreement on a Quota of Fidia Advanced Biopolymers S.r.l., dated March 12, 2010, by Anika Therapeutics, Inc. in favor of Bank of America, N.A., as agent bank		10-Q	May 10, 2010	10.1
10.5	Sale and Purchase Agreement, dated December 30, 2009, by and between Fidia Farmaceutici S.p.A. and Anika Therapeutics, Inc.		8-K	January 6, 2010	2.1
10.6	Tolling Agreement, dated December 30, 2009, between Fidia Farmaceutici S.p.A. and Fidia Advanced Biopolymers S.r.l.		8-K	January 6, 2010	10.3
10.6a	Amendment No. 1 to Tolling Agreement, dated January 1, 2012, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.)	X
10.7	Registration Rights Agreement, dated December 30, 2009, between Anika Therapeutics, Inc. and Fidia Farmaceutici S.p.A.		8-K	January 6, 2010	10.1
*10.8	License Agreement, dated as of December 20, 2003, by and between Anika Therapeutics, Inc. and Ortho Biotech Products, L.P.		10-K	March 30, 2004	10.38
*10.9	License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc.		8-K	December 22, 2011	10.1
	2003 Stock Option and Incentive Plan:
†10.10a	(a) Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 5, 2011)		8-K	June 10, 2011	10.1
†10.10b	(b) Amendment to Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 11, 2013)		8-K	June 21, 2013	10.1

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

†10.10c	(c) Form of Incentive Stock Option Agreement		8-K	October 5, 2004	10.3
†10.10d	(d) Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	October 5, 2004	10.4
†10.10e	(e) Form of Performance Share Award Agreement		8-K	February 6, 2008	10.3
†10.10f	(f) Form of Restricted Deferred Stock Unit Award Agreement for Non-Employee Directors		10-K	March 9, 2009	10.25
†10.10g	(g) Form of Restricted Stock Award Agreement for Employees		10-K	March 12, 2008	10.27
†10.10h	(h) Form of Stock Appreciation Right Agreement for Employees		10-Q	May 9, 2006	10.1
†10.10i	(i) Form of Stock Appreciation Right Agreement for Non-Employee Directors		10-Q	May 9, 2006	10.2
†10.11	Anika Therapeutics, Inc. Senior Executive Incentive Compensation Plan		8-K	February 6, 2008	10.2
†10.12	Anika Therapeutics, Inc. Non-Employee Director Compensation Policy		10-K	March 12, 2008	10.28
†10.13a	Employment Agreement, dated March 22, 2010, between Anika Therapeutics, Inc. and Sylvia Cheung		10-K	May 5, 2014	10.42
†10.13b	Amendment No. 1 to the Employment Agreement, dated December 8, 2010, by and between Anika Therapeutics, Inc. and Sylvia Cheung		10-K	May 5, 2014	10.43
†10.14a	Employment Agreement, dated September 10, 2009, between Anika Therapeutics, Inc. and Frank J. Luppino		8-K	September 14, 2009	10.1
†10.14b	Amendment No. 1 to Employment Agreement, dated December 1, 2010, by and between Anika Therapeutics, Inc. and Frank J. Luppino		10-K	March 16, 2011	10.35
†10.15a	Employment Agreement, dated September 10, 2009, between Anika Therapeutics, Inc. and William J. Mrachek		8-K	September 14, 2009	10.2
†10.15b	Amendment No. 1 to Employment Agreement, dated December 1, 2010, by and between Anika Therapeutics, Inc. and William J. Mrachek		10-K	March 16, 2011	10.36
†10.16	Employment Agreement, dated October 17, 2008, between Anika Therapeutics, Inc. and Kevin Quinlan		8-K	October 22, 2008	10.2
†10.17a	Employment Agreement, dated October 17, 2008, between Anika Therapeutics, Inc. and Charles H. Sherwood, Ph.D.		8-K	October 22, 2008	10.1
†10.17b	Amendment No. 1 to Employment Agreement, dated December 8, 2010, by and between Anika Therapeutics, Inc. and Charles H. Sherwood, Ph.D.		10-K	March 16, 2011	10.33
†10.18	Separation Agreement, effective November 26, 2014, by and between Anika Therapeutics, Inc. and Carol Barnett		10-K	March 13, 2015	10.16
†10.19	Separation Agreement, effective November 7, 2014, by and between Anika Therapeutics, Inc. and John W. Sheets		10-K	March 13, 2015	10.17
†10.20	Consulting Agreement, effective December 8, 2015, by and between Anika Therapeutics, Inc. and John C. Moran		8-K	December 9, 2015	10.1
10.21	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation entered into as of February 26, 2016 by and between Morgan Stanley & Co. LLC and Anika Therapeutics, Inc.		10-Q	May 3, 2016	10.1

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

21.1	List of Subsidiaries of Anika Therapeutics, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
***101	The following materials from the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2015, formatted in xBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013; and (v) Notes to Consolidated Financial Statements	X

†	Management contract or compensatory plan or arrangement.
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

ANIKA THERAPEUTICS, INC.

Date: February 24, 2017	By:	/s/ CHARLES H. SHERWOOD, PH.D.
Charles H. Sherwood, Ph.D.
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D.	President and Chief Executive Officer Director
Charles H. Sherwood, Ph.D.	(Principal Executive Officer)	February 24, 2017

/s/ SYLVIA CHEUNG	Chief Financial Officer
Sylvia Cheung	(Principal Accounting Officer)	February 24, 2017

/s/ JOSEPH L. BOWER	Director
Joseph L. Bower		February 24, 2017

/s/ RAYMOND J. LAND	Director
Raymond J. Land		February 24, 2017

/s/ GLENN R. LARSEN, PH.D.	Director
Glenn R. Larsen		February 24, 2017

/s/ JEFFERY S. THOMPSON	Director
Jeffery S. Thompson		February 24, 2017

/s/ STEVEN E. WHEELER	Director
Steven E. Wheeler		February 24, 2017