Form 10-Q
period 2017-03-31
Anika Therapeutics, Inc.
filed 2017-05-04
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 27, 2017 there were 14,654,590 outstanding shares of Common Stock, par value $.01 per share.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$119,368	$104,261
Investments	19,250	20,500
Accounts receivable, net of reserves of $196 and $194 at March 31, 2017 and December 31, 2016, respectively	21,079	27,598
Inventories	16,180	15,983
Prepaid expenses and other current assets	1,173	2,098
Total current assets	177,050	170,440
Property and equipment, net	51,593	52,296
Long-term deposits and other	1,234	69
Intangible assets, net	10,162	10,227
Goodwill	7,328	7,214
Total assets	$247,367	$240,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,050	$2,303
Accrued expenses and other current liabilities	4,167	6,496
Total current liabilities	10,217	8,799
Other long-term liabilities	400	2,126
Deferred tax liability	6,722	6,548
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $.01 par value; 60,000 shares authorized, 14,655 and 14,627 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	146	146
Additional paid-in-capital	63,719	61,735
Accumulated other comprehensive loss	(7,025)	(7,317)
Retained earnings	173,188	168,209
Total stockholders’ equity	230,028	222,773
Total liabilities and stockholders’ equity	$247,367	$240,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Product revenue	$23,381	$22,278
Licensing, milestone and contract revenue	5	5
Total revenue	23,386	22,283

Operating expenses:
Cost of product revenue	6,083	5,425
Research & development	4,230	2,159
Selling, general & administrative	5,067	3,990
Total operating expenses	15,380	11,574
Income from operations	8,006	10,709
Interest income, net	58	72
Income before income taxes	8,064	10,781
Provision for income taxes	2,571	3,886
Net income	$5,493	$6,895

Basic net income per share:
Net income	$0.38	$0.46
Basic weighted average common shares outstanding	14,576	14,875
Diluted net income per share:
Net income	$0.37	$0.45
Diluted weighted average common shares outstanding	15,043	15,307

Net income	$5,493	$6,895
Other comprehensive income (loss):
Foreign currency translation adjustment	292	776
Comprehensive income	$5,785	$7,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,493	$6,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,014	942
Share-based compensation expense	1,182	817
Deferred income taxes	385	555
Provision for inventory	264	82
Changes in operating assets and liabilities:
Accounts receivable	6,601	7,034
Inventories	(431)	(787)
Prepaid expenses and other current assets	1,115	(267)
Accounts payable	2,020	(3,629)
Accrued expenses and other current liabilities	(1,532)	(1,306)
Income taxes payable	(5)	(2,205)
Long-term deposits and other	(371)	-
Other long-term liabilities	(275)	(87)
Net cash provided by operating activities	15,460	8,044

Cash flows from investing activities:
Proceeds from maturity of investments	12,500	14,250
Purchase of investments	(11,250)	(9,499)
Purchase of property and equipment	(1,675)	(6,418)
Net cash used in investing activities	(425)	(1,667)

Cash flows from financing activities:
Repurchases of common stock	-	(25,000)
Proceeds from exercise of equity awards	41	668
Net cash provided by (used in) financing activities	41	(24,332)

Exchange rate impact on cash	31	85

Decrease in cash and cash equivalents	15,107	(17,870)
Cash and cash equivalents at beginning of period	104,261	110,707
Cash and cash equivalents at end of period	$119,368	$92,837
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,081	$824
Build-to-suit lease agreement	$-	$135

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

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. The year-end consolidated balance sheet is derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2017, the results of its operations for the three-month periods ended March 31, 2017 and 2016, and cash flows for the three-month periods ended March 31, 2017 and 2016.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported Condensed Consolidated Statement of Operations and Comprehensive Income.

3.             Recent Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued a one-year deferral of ASU 2014-09 making it effective for annual reporting periods beginning on or after December 15, 2017, while also providing for early adoption not to occur before the original effective date. The Company is preparing for the adoption of ASU 2014-09, including assessing the impact of the adoption on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 amends existing lease accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for virtually all leases. The new guidance will also require significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is assessing ASU 2016-02 and the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods occurring after that date, and will be applied prospectively. Early adoption of this standard is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or footnote disclosures.

Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation (Topic 718) Stock Compensation. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective as of January 1, 2017. For the three-month period ended March 31, 2017, the Company began recognizing excess tax benefits and tax deficiencies related to share-based payments in the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of the provision for income taxes on a prospective basis. Such excess tax benefits and tax deficiencies were previously recorded in equity. The Company also began presenting tax-related cash flows resulting from share-based payments as operating activities in the Condensed Consolidated Statements of Cash Flows, and revised restrospectively prior periods to reflect this provision. Accordingly, the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 was revised by increasing net cash provided by operating activities by $0.4 million and by decreasing net cash used in financing activities by $0.4 million. Lastly, as of January 1, 2017, the Company elected to recognize forfeitures as they occur rather than estimate forfeitures each period on a modified retrospective basis. See Notes 6 and 14 for additional information regarding the impacts on the condensed consolidated financial statements.

4.            Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held bank certificates of deposit of $19.3 million and $20.5 million at March 31, 2017 and December 31, 2016, respectively. There were no unrealized gains or losses on the Company’s available-for-sale securities at March 31, 2017 or December 31, 2016.

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

The fair value hierarchy of the Company’s cash equivalents and investments at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$68,415	$-	$68,415	$-
Bank certificates of deposit	2,000	-	2,000	-
Total cash equivalents	$70,415	$-	$70,415	$-

Investments:
Bank certificates of deposit	$19,250	$-	$19,250	$-

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$68,352	$-	$68,352	$-
Bank certificates of deposit	750	-	750	-
Total cash equivalents	$69,102	$-	$69,102	$-

Investments:
Bank certificates of deposit	$20,500	$-	$20,500	$-

6.            Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the three-month periods ended March 31, 2017 and 2016, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017			2016
Risk free interest rate	1.70%	-	1.78%	1.16%	-	1.40%
Expected volatility	43.47%	-	44.30%	50.84%	-	51.61%
Expected life (years)		4.0			4.5
Expected dividend yield		0.00%			0.00%

The Company recorded $1.2 million and $0.8 million of share-based compensation expense for the three-month periods ended March 31, 2017 and 2016, respectively, for equity compensation awards. The Company presents the expenses related to share-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$97	$13
Research & development	10	102
Selling, general & administrative	1,075	702
Total share-based compensation expense	$1,182	$817

During the three-month period ended March 31, 2017, the Company granted under the Anika Therapeutics Second Amended and Restated 2003 Stock Option and Incentive Plan, as amended, (the “Plan”) a total of 0.4 million shares of stock options. The stock options granted to employees become exercisable or vest ratably over a three-year period. In addition, the Company executed it’s annual grant of RSUs to non-employee directors, and these RSUs vest over a one-year period.

A portion of the stock options granted during the three-month period ended March 31, 2017 contained certain performance criteria in addition to time-based vesting conditions. For performance-based awards with financial achievement targets, the Company recognizes expense using the graded vesting methodology based on the number of shares expected to vest. Compensation cost associated with performance grants is estimated using the Black-Scholes valuation method multiplied by the expected number of shares to be issued, which is adjusted based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

In connection with the adoption of ASU 2016-09, as of January 1, 2017, the Company elected to recognize forfeitures as they occur rather than estimate forfeitures each period, which was applied on a modified retrospective basis. Accordingly, the Company recognized a cumulative adjustment to retained earnings at the beginning of period ended March 31, 2017, resulting in a reduction of $0.5 million.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Shares used in the calculation of basic earnings per share	14,576	14,875
Effect of dilutive securities:
Stock options, SARs, and RSAs	467	432
Diluted shares used in the calculation of earnings per share	15,043	15,307

Stock options to purchase 0.6 million shares and 0.3 million shares for the three-month periods ended March 31, 2017 and 2016, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

On February 26, 2016, the Company entered into an accelerated stock repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $25.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement, the Company paid Morgan Stanley $25.0 million in cash and received delivery of 0.4 million shares of the Company’s common stock on February 29, 2016 based on a closing market price of $46.40 per share and the applicable contractual discount.

On August 26, 2016, the Company settled the approximately $7.5 million remaining under the ASR Agreement, which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders' equity in the condensed consolidated balance sheets as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price was determined at the end of the applicable purchase period, which was August 26, 2016. Based on the volume-weighted average price since the effective date of the ASR Agreement less the applicable contractual discount, Morgan Stanley delivered 0.1 million additional shares to the Company on August 31, 2016. In total, 0.5 million shares were repurchased under the ASR Agreement at an average repurchase price of $47.08 per share. These shares are held by the Company as authorized but unissued shares pursuant to Massachusetts law. The initial and final delivery of shares resulted in immediate reductions of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.

8.            Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$5,902	$5,884
Work-in-process	5,615	5,559
Finished goods	4,663	4,540
Total	$16,180	$15,983

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

Intangible assets as of March 31, 2017 and December 31, 2016 consist of the following:

		March 31, 2017			December 31, 2016
	Gross Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value	Useful Life
Developed technology	$17,100	$(3,335)	$(7,030)	$6,735	$6,842	15
In-process research & development	4,406	(1,386)	-	3,020	2,973	Indefinite
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(200)	(393)	407	412	16
Elevess trade name	1,000	-	(1,000)	-	-	9
Total	$28,206	$(5,336)	$(12,708)	$10,162	$10,227

The aggregate amortization expense related to intangible assets was $0.2 million and $0.3 million for the three-month periods ended March 31, 2017 and 2016, respectively

10.          Goodwill

Through March 31, 2017, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2017	2016

Balance, beginning	$7,214	$7,482
Effect of foreign currency adjustments	114	(268)
Balance, ending	$7,328	$7,214

11.          Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Compensation and related expenses	$1,818	$3,089
Facility construction costs	80	804
Research grants	373	463
Clinical trial costs	565	227
Professional fees	764	802
Deferred rent	118	231
Other	449	880
Total	$4,167	$6,496

12.          Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties at March 31, 2017 or December 31, 2016, respectively, and has no history of claims paid.

The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

13.          Leases

On October 9, 2015, Anika S.r.l. entered into a build-to-suit lease agreement with Consorzio Zona Industriale E Porto Fluviale di Padova (“ZIP”), as landlord, pursuant to which Anika S.r.l. will lease a new European headquarters facility, consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. The lease has an initial term of fifteen years, which commenced on March 1, 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. The Company has the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. Beginning on the commencement date, the lease provides for an initial yearly rent of approximately $0.3 million.

Construction of the new facility commenced during the first quarter of 2016. During the period of construction the Company was the deemed owner of the facility. Accordingly, the landlord's costs of constructing the facility were capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in the Company’s consolidated balance sheet. When the construction concluded on March 1, 2017, the Company removed the construction-in-process asset of $3.1 million and related liability from its condensed consolidated balance sheet. The Company commissioned ZIP for additional tenant improvements of $0.8 million, which are recorded within Long-term deposits and other on the condensed consolidated balance sheet and which will be amortized over the life of the lease. The lease is accounted for as an operating lease based on the Company’s assessment of the applicable accounting principles.

14.          Income Taxes

Provisions for income taxes were $2.6 million and $3.9 million for the three-month periods ended March 31, 2017 and 2016, respectively, based on effective tax rates of 31.9% and 36.1%.  The decrease in income taxes for the three-month period ended March 31, 2017 resulted from lower income before income taxes as compared to the same period in the prior year along with the decrease in the effective tax rate. The net decrease in the effective tax rate for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to the increase in the expected research and development and state investment tax credits.  In addition, the Company realized windfall tax benefits related to share-based payments in connection with the adoption of ASU 2016-09 during the period. The amount of excess tax benefits recognized as a discrete period income tax benefit was $0.3 million which decreased the effective tax rate for the interim period by 4.0%.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Substantially all of the Company’s filings from 2013 through the present tax year remain subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities for U.S. federal and state tax purposes. The Company’s 2014 filing has been audited by the IRS and closed. The Company’s filings from 2011 through the present tax year remain subject to examination by the appropriate governmental authorities in Italy. The Company’s 2012 filing has been audited by the Italian tax authorities and closed.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. The Company has concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, the Company has did not record a valuation allowance at March 31, 2017 or December 31, 2016.

15.          Segment and Geographic Information

The Company has one reportable operating segment, for the purposes of assessing performance and deciding how to allocate resources.

Product revenue by product group is as follows:

	Three Months Ended March 31,
	2017	2016
Orthobiologics	$20,227	$19,587
Surgical	1,296	1,318
Dermal	425	381
Other	1,433	992
Product Revenue	$23,381	$22,278

Total revenue by geographic location and as a percentage of overall total revenue for the three-month period ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017		2016
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$18,930	81%	$18,011	81%
Europe	2,829	12%	2,565	11%
Other	1,627	7%	1,707	8%
Total Revenue	$23,386	100%	$22,283	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands, except per share amounts or as otherwise noted)

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to those factors described in Part II, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative cartilage repair. We have over two decades of global expertise developing, manufacturing, and commercializing our products based on our proprietary hyaluronic acid (“HA”) technology. Our orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

We began a strategic project in 2015 to move the manufacturing of our HYAFF-based products, which were previously manufactured under an existing contract manufacturing agreement with a third party in Italy, to our Bedford, Massachusetts facility. Our main purposes behind this strategic move are to improve the efficiency of our manufacturing process and to enhance our research and development capabilities, with the aim of accelerating future product development. We expect to expend approximately $25 million on this project. Since project inception through March 31, 2017, we have expended approximately $22.5 million on the project, and we have completed all planned project milestones to date. We expect the project to be fully completed before the end of 2017.

Please see the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview” in our Annual Report on Form 10-K for the year ended December 31, 2016, for a description of each of the above therapeutic areas, including the individual products.

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

Our second single-injection osteoarthritis product under development in the United States is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients. We completed an initial CINGAL phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints relative to placebo set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. This initial phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the U.S. Food and Drug Administration (“FDA”) related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. Since then, we have been in ongoing discussions with CDER to understand the requirements for submitting a New Drug Application (“NDA”) for CINGAL. We held a meeting with CDER in September 2016 to align on an approval framework and on submission requirements for this NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our existing CINGAL pivotal study data. We submitted an Investigational New Drug Application (“IND”) in late 2016, and discussions with CDER indicated no objections to our clinical protocol design. As a result, we commenced work on this second phase III clinical trial in the first quarter of 2017, with the first patient to be treated in the second quarter of 2017.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, HYALOBONE, a bone void filler, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an Investigational Device Exemption (“IDE”) for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in a clinical trial in December 2015, and we are advancing site initiations and patient enrollment activities. In the second quarter of 2016, a supplement to the HYALOFAST IDE was approved to expand the inclusion criteria for the clinical study. The purpose of this supplement is to allow us to increase enrollment rates with the ultimate goal of decreasing the time needed to complete the clinical trial. In addition, we are currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. Outside of the United States, this product will be marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an IDE to the FDA to conduct a phase III clinical trial for this treatment, which was approved by the FDA in June 2016. We also have other research and development programs underway focused on expanding the indications of our current products, including one program being conducted and funded by our U.S. MONOVISC distribution partner, DePuy Synthes Mitek Sports Medicine (“Mitek”), seeking to expand MONOVISC’s indication to include treatment of pain associated with osteoarthritis of the hip.

In June 2015, we entered into an agreement with the Institute for Applied Life Sciences at the University of Massachusetts Amherst to collaborate on research to develop a therapy for rheumatoid arthritis. The purpose of this research is to develop a novel modality for the treatment of rheumatoid arthritis and, if successful, it is expected to yield a potential product candidate that we could begin to move towards commercialization through additional pre-clinical studies as early as 2017.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$23,381	$22,278	$1,103	5%
Licensing, milestone and contract revenue	5	5	-	0%
Total revenue	23,386	22,283	1,103	5%

Operating expenses:
Cost of product revenue	6,083	5,425	658	12%
Research & development	4,230	2,159	2,071	96%
Selling, general & administrative	5,067	3,990	1,077	27%
Total operating expenses	15,380	11,574	3,806	33%
Income from operations	8,006	10,709	(2,703)	(25%)
Interest income, net	58	72	(14)	(19%)
Income before income taxes	8,064	10,781	(2,717)	(25%)
Provision for income taxes	2,571	3,886	(1,315)	(34%)
Net income	$5,493	$6,895	$(1,402)	(20%)
Product gross profit	$17,298	$16,853	$445	3%
Product gross margin	74%	76%

Product Revenue

Product revenue for the three-month period ended March 31, 2017 was $23.4 million, an increase of 5% as compared to $22.3 million for the three-month period ended March 31, 2016. For the three-month period ended March 31, 2017, the increase in product revenue was mainly driven by the growth of our orthobiologics and other franchises with such increase being partially offset by a decrease in revenue from our surgical franchise.

The following tables present product revenue by product group for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$20,227	$19,587	$640	3%
Surgical	1,296	1,318	(22)	(2%)
Dermal	425	381	44	12%
Other	1,433	992	441	44%
Total	$23,381	$22,278	$1,103	5%

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, sales increased 3% for the three-month period ended March 31, 2017, as compared to the same period in 2016. The growth in the three-month period ending March 31, 2017 was primarily due to a 24% increase in worldwide MONOVISC revenue, with domestic and international MONOVISC revenue increased by 26% and 15%, respectively, as compared to the same period in 2016. MONOVISC maintained its strong growth trajectory as end-user demand continued to shift from our multi-injection ORTHOVISC product to our single-injection MONOVISC product both domestically and internationally. CINGAL and ORTHOVISC-T, both of which launched internationally during the second half of 2016, also contributed to the growth of orthobiologics revenue during the period. We expect orthobiologics revenue to continue to grow for the remainder of 2017, led by increased MONOVISC revenue in domestic and international markets, the commercial availability of CINGAL in Canada and Europe, as well as overall revenue growth from our viscosupplementation products both domestically and internationally.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat (“ENT”) disorders. Sales of our surgical products decreased 2% to $1.3 million during the three-month period ended March 31, 2017, as compared to the same period in 2016. The decrease in surgical product revenue for the three-month period was primarily due to a decrease in sales of our surgical/anti-adhesion products, which was partially offset by an increase in sales to our worldwide ENT commercial partner. We expect surgical product revenue to increase modestly in 2017, as compared to 2016, primarily due to increased worldwide sales of our ENT products.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on our HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the three-month period ended March 31, 2017, dermal product sales increased 12%, as compared to the same period in 2016. This increase reflects rising domestic and international end-user demand, as well as order timing by our distribution partners. We expect dermal revenue to increase in 2017 as compared to 2016 primarily due to increased end-user demand and geographic expansion related to our advanced would care products, particularly in the U.S., European, and Latin American markets.

Other

Other product revenue includes revenues from our ophthalmic and veterinary franchises. Other product revenue increased by $0.4 million or 44% as compared to the same period in 2016 primarily due to increased demand for our veterinary product HYVISC. We expect other revenue to increase in 2017 as compared to 2016, driven primarily by our veterinary product.

Product gross profit and margin

Product gross profit for the three-month period ended March 31, 2017 increased $0.4 million to $17.3 million, representing 74% of product revenue. Product gross profit for the three months ended March 31, 2016 was $16.9 million, or 76% of product revenue for the period. The decrease in product gross margin for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily attributable to certain inventory write-offs as a result of a product component part change during the period. This current product gross margin may not be indicative of the rest of the year due to dynamics such as future revenue mix and production volume variability.

Research and development

Research and development expenses for the three-month period ended March 31, 2017 were $4.2 million, or 18% of total revenue for the period, an increase of $2.1 million, as compared to the same period in 2016. The increase in research and development expenses was primarily due to a higher level of regulatory and clinical activities, including our HYALOFAST and CINGAL phase III clinical studies. Furthermore, we also increased our pre-clinical product development activities with respect to certain product candidates in our research and development pipeline. Research and development spending is expected to increase in 2017 and thereafter, as compared to 2016, as we further develop new products and line extensions and initiate new clinical trials based on our existing technology assets, including CINGAL and HYALOFAST, as well as increase development activities for other products and line extensions in the pipeline.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses for the three-month period ended March 31, 2017 were $5.1 million, representing 22% of total revenue for the period, an increase of $1.1 million as compared to the same period in 2016. SG&A expenses increased for the three-month period ending March 31, 2017 primarily as a result of increases in personnel related costs, external professional fees, and marketing initiatives to support the CINGAL and ORTHOVISC-T international launches. We expect SG&A expenses for 2017 will increase to reflect the support, including the implementation of improved operational and financial technology platforms, required to grow our business both domestically and internationally.

Income taxes

Provisions for income taxes were $2.6 million and $3.9 million for the three-month periods ended March 31, 2017 and 2016, respectively, based on effective tax rates of 31.9% and 36.1%.  The decrease in income taxes for the three-month period ended March 31, 2017 resulted from lower income before income taxes as compared to the same period in the prior year along with the decrease in the effective tax rate. The net decrease in the effective tax rate for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to the increase in the expected research and development and state investment tax credits.  In addition, the Company realized windfall tax benefits related to share-based payments in connection with the adoption of ASU 2016-09 during the period.  The amount of excess tax benefits recognized as a discrete period income tax benefit was $0.3 million, which decreased the effective tax rate for the interim period by 4.0%.

Liquidity and Capital Resources

We expect that our requirements for cash to fund operations and capital expenditures will increase as the scope of our operations expands. Historically, we have generated positive cash flow from operations, which together with our available cash and investments have met our cash requirements. Cash, cash equivalents, and investments totaled approximately $138.6 million and $124.8 million at March 31, 2016 and December 31, 2016, respectively. Working capital totaled approximately $166.8 million at March 31, 2017 and $161.6 million at December 31, 2016. We believe that we have adequate financial resources to support our business for at least the next twelve months beyond release of the financial statements.

Cash provided by operating activities was $15.5 million for the three-month period ended March 31, 2017, as compared to cash provided by operating activities of $8.0 million for the same period in 2016. The increase in cash provided by operations for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily related to an increase in accounts payable and a decrease in income taxes payable due to the timing of payments.

Cash used in investing activities was $0.4 million for the three-month period ended March 31, 2017, as compared to cash used in investing activities of $1.7 million for the same period in 2016. The decrease in cash used in investing activities was primarily the result of declining expenditures for the buildout of our Bedford, Massachusetts facility, which the Company expects to complete in the second half of 2017.

Cash provided by financing activities was $41 thousand for the three-month period ended March 31, 2017, as compared to cash used by financing activities totaling $24.3 million for the same period in 2016. The decrease in cash used in financing activities for the three-month period ended March 31, 2017 was primarily attributable to the Fixed Dollar Accelerated Share Repurchase Transaction to repurchase $25.0 million of shares of our common stock in February 2016.

Critical Accounting Estimates

There were no other significant changes in our critical accounting estimates during the three months ended March 31, 2017 to augment the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and is updated in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016. We had no material changes outside the ordinary course to our contractual obligations reported in our 2016 Annual Report on Form 10-K during the first three months of 2017.

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

Our market risks, and the ways we manage them, are summarized in the section captioned “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the first three months of 2017 to our market risks or to our management of such risks.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 4, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2017 and March 31, 2016 (unaudited)
	iii.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016 (unaudited)
	iv.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: May 4, 2017	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

