Form 10-Q
period 2017-06-30
Anika Therapeutics, Inc.
filed 2017-07-28
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 20, 2017 there were 14,658,440 outstanding shares of Common Stock, par value $.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data and per share data)

(unaudited)

ASSETS	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	117,874	104,261
Investments	25,000	20,500
Accounts receivable, net of reserves of $210 and $194 at June 30, 2017 and December 31, 2016, respectively	30,450	27,598
Inventories, net	17,584	15,983
Prepaid expenses and other current assets	1,973	2,098
Total current assets	192,881	170,440
Property and equipment, net	52,272	52,296
Long-term deposits and other	1,389	69
Intangible assets, net	10,626	10,227
Goodwill	7,836	7,214
Total assets	$265,004	$240,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,465	$2,303
Accrued expenses and other current liabilities	5,673	6,496
Income taxes payable	2,303	-
Total current liabilities	13,441	8,799
Other long-term liabilities	422	2,126
Deferred tax liability	7,003	6,548
Commitments and contingencies (Note 12)	-
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $.01 par value; 60,000 shares authorized, 14,658 and 14,627 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	146	146
Additional paid-in-capital	65,171	61,735
Accumulated other comprehensive loss	(5,736)	(7,317)
Retained earnings	184,557	168,209
Total stockholders’ equity	244,138	222,773
Total liabilities and stockholders’ equity	$265,004	$240,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$28,340	$26,575	$51,721	$48,853
Licensing, milestone and contract revenue	5,122	6	5,127	11
Total revenue	33,462	26,581	56,848	48,864

Operating expenses:
Cost of product revenue	6,315	6,065	12,398	11,490
Research and development	4,449	2,792	8,679	4,951
Selling, general and administrative	4,972	4,255	10,039	8,245
Total operating expenses	15,736	13,112	31,116	24,686
Income from operations	17,726	13,469	25,732	24,178
Interest income, net	16	49	74	121
Income before income taxes	17,742	13,518	25,806	24,299
Provision for income taxes	6,373	4,903	8,944	8,789
Net income	$11,369	$8,615	$16,862	$15,510

Basic net income per share:
Net income	$0.78	$0.59	$1.16	$1.05
Basic weighted average common shares outstanding	14,588	14,679	14,582	14,778
Diluted net income per share:
Net income	$0.76	$0.57	$1.12	$1.02
Diluted weighted average common shares outstanding	15,044	15,111	15,046	15,210

Net income	$11,369	$8,615	$16,862	$15,510
Other comprehensive income (loss):
Foreign currency translation adjustment	1,289	(536)	1,581	238
Comprehensive income	$12,658	$8,079	$18,443	$15,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$16,862	$15,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,022	1,901
Stock-based compensation expense	2,465	1,478
Deferred income taxes	589	(252)
Provision for doubtful accounts	(1)	52
Provision for inventory	287	181
Changes in operating assets and liabilities:
Accounts receivable	(2,449)	(2,932)
Inventories	(1,741)	(2,438)
Prepaid expenses, other current and long-term assets	(155)	186
Accounts payable	2,362	(4,252)
Accrued expenses and other current liabilities	(182)	446
Income taxes	2,303	(3,169)
Other long-term liabilities	(631)	351
Net cash provided by operating activities	21,731	7,062

Cash flows from investing activities:
Proceeds from maturity of investments	20,000	27,750
Purchase of investments	(24,500)	(22,499)
Purchase of property and equipment	(3,917)	(9,869)
Net cash used in investing activities	(8,417)	(4,618)

Cash flows from financing activities:
Repurchases of common stock	-	(25,000)
Proceeds from exercise of equity awards	209	922
Net cash provided by (used in) financing activities	209	(24,078)

Exchange rate impact on cash	90	52

Increase (decrease) in cash and cash equivalents	13,613	(21,582)
Cash and cash equivalents at beginning of period	104,261	110,707
Cash and cash equivalents at end of period	$117,874	$89,125
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,193	$2,128
Build-to-suit lease agreement	$-	$482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.       Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative cartilage repair. The Company has over two decades of global expertise developing, manufacturing, and commercializing products based on the Company’s proprietary Hyaluronic Acid (“HA”) technology. The Company’s orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

2.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2016 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2017, the results of its operations for the three- and six-month periods ended June 30, 2017 and 2016, and cash flows for the six-month periods ended June 30, 2017 and 2016.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported Condensed Consolidated Statement of Operations and Comprehensive Income.

3.       Recent Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued a one-year deferral of ASU 2014-09 making it effective for annual reporting periods beginning on or after December 15, 2017, while also providing for early adoption not to occur before the original effective date. The Company currently intends to adopt the new standard on a modified retrospective basis with the cumulative effect of the change reflected in retained earnings as of January 1, 2018 and to not restate prior periods. The Company has commenced work to assess the impact of the new revenue standard on its principal revenue streams. The Company has not made a determination as to the impact the adoption will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods occurring after that date, and will be applied prospectively. Early adoption of this standard is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or footnote disclosures.

Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective as of January 1, 2017. Since January 1, 2017, the Company has recognized excess tax benefits and tax deficiencies related to share-based payments in the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of the provision for income taxes on a prospective basis. Such excess tax benefits and tax deficiencies were previously recorded in equity. The Company also began presenting tax-related cash flows resulting from share-based payments as operating activities in the Condensed Consolidated Statements of Cash Flows, and revised retrospectively prior periods to reflect this provision. Accordingly, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 was revised by increasing net cash provided by operating activities by $0.4 million and by decreasing net cash used in financing activities by $0.4 million. Lastly, as of January 1, 2017, the Company elected to recognize forfeitures as they occur rather than estimate forfeitures each period on a modified retrospective basis. See Notes 6 and 14 for additional information regarding the impacts on the condensed consolidated financial statements.

4.       Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held bank certificates of deposit of $25.0 million and $20.5 million at June 30, 2017 and December 31, 2016, respectively. There were no unrealized gains or losses on the Company’s available-for-sale securities at June 30, 2017 or December 31, 2016.

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

The fair value hierarchy of the Company’s cash equivalents and investments at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$66,244	$-	$66,244	$-

Investments:
Bank certificates of deposit	$25,000	$-	$25,000	$-

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$68,352	$-	$68,352	$-
Bank certificates of deposit	750	-	750	-
Total cash equivalents	$69,102	$-	$69,102	$-

Investments:
Bank certificates of deposit	$20,500	$-	$20,500	$-

6.       Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are measured by the grant-date price of the Company’s shares. The fair value of each stock option award during the six-month periods ended June 30, 2017 and 2016, respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2017			2016
Risk free interest rate	1.65%	-	1.78%	0.94%	-	1.40%
Expected volatility	42.54%	-	44.30%	49.47%	-	51.61%
Expected life (years)		4			4.5
Expected dividend yield		0.00%			0.00%

The Company recorded $1.3 million and $0.7 million of share-based compensation expense for the three-month period ended June 30, 2017 and 2016, respectively, for equity compensation awards. The Company recorded $2.5 million and $1.5 million of share-based compensation expense for the six-month periods ended June 30, 2017 and 2016, respectively, for equity compensation awards. The Company presents the expenses related to share-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenue	$102	$12	$199	$25
Research and development	153	41	163	143
Selling, general and administrative	1,029	608	2,103	1,310
Total stock-based compensation expense	$1,284	$661	$2,465	$1,478

On June 13, 2017, the Company’s shareholders approved the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the Anika Therapeutics, Inc. Second Amended and Restated 2003 Stock Option and Incentive Plan, as amended, (the “2003 Plan”), as the plan under which future grants to employees, directors, officers, and consultants will be made. The 2017 Plan was originally approved by the Company’s Board of Directors on March 31, 2017. The terms of the 2017 Plan provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance awards that may be settled in cash, stock, or other property. Subject to adjustment for specified types of changes in our capitalization, no more than 1.2 million shares of common stock may be issued under the 2017 Plan.

During the three-month period ended June 30, 2017, a total of 2,500 stock options were granted under the 2017 Plan and a total of 3,000 stock options were granted under the 2003 Plan. During the six-month period ended June 30, 2017, a total of 2,500 stock options were granted under the 2017 Plan and a total of 0.4 million stock options were granted under the 2003 Plan. The stock options granted to employees become exercisable or vest ratably over a three-year period. In addition, the Company executed its annual grant of RSUs to non-employee directors, and these RSUs vest over a one-year period.

A portion of the stock options granted under the 2003 Plan during the six-month period ended June 30, 2017 contained certain performance criteria in addition to time-based vesting conditions. For performance-based awards with financial achievement targets, the Company recognizes expense using the graded vesting methodology based on the number of shares expected to vest. Compensation cost associated with performance grants is estimated using the Black-Scholes valuation method multiplied by the expected number of shares to be issued, which is adjusted based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

In connection with the adoption of ASU 2016-09, as of January 1, 2017, the Company elected to recognize forfeitures as they occur rather than estimate forfeitures each period, which was applied on a modified retrospective basis. Accordingly, the Company recognized a cumulative adjustment to retained earnings at the beginning of period ended June 30, 2017, resulting in a reduction of $0.5 million.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares used in the calculation of basic earnings per share	14,588	14,679	14,582	14,778
Effect of dilutive securities:
Stock options, SARs, and RSAs	456	432	464	432
Diluted shares used in the calculation of earnings per share	15,044	15,111	15,046	15,210

Equity awards of 0.7 million shares were outstanding for the three- and six-month periods ended June 30, 2017 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Equity awards of 0.3 million shares were outstanding for the three- and six-month periods ended June 30, 2016 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

8.       Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$6,287	$5,884
Work-in-process	6,466	5,559
Finished goods	4,831	4,540
Total	$17,584	$15,983

9.       Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 consist of the following:

			June 30, 2017			December 31, 2016
	Gross Value	Useful Life	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Net Book Value
Developed technology	$17,100	15	$(2,879)	$(7,251)	$6,970	$6,842
In-process research & development	4,406	Indefinite	(1,174)	-	3,232	2,973
Distributor relationships	4,700	5	(415)	(4,285)	-	-
Patents	1,000	16	(172)	(404)	424	412
Elevess trade name	1,000	9	-	(1,000)	-	-
Total	$28,206		$(4,640)	$(12,940)	$10,626	$10,227

The aggregate amortization expense related to intangible assets was $0.2 million and $0.3 million for the three-month periods ended June 30, 2017 and 2016, respectively. The aggregate amortization expense related to intangible assets was $0.5 million and $0.6 million for the six-month periods ended June 30, 2017 and 2016, respectively.

10.      Goodwill

Through June 30, 2017, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016
Balance, beginning	$7,214	$7,482
Effect of foreign currency adjustments	622	(268)
Balance, ending	$7,836	$7,214

11.       Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Compensation and related expenses	$2,977	$3,089
Facility construction costs	-	804
Research grants	399	463
Professional fees	1,015	802
Clinical trial costs	659	227
Deferred Rent	68	231
Other	555	880
Total	$5,673	$6,496

12.       Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties at June 30, 2017 or December 31, 2016 and has no history of claims paid.

The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

13.       Leases

On October 9, 2015, Anika S.r.l. entered into a build-to-suit lease agreement with Consorzio Zona Industriale E Porto Fluviale di Padova (“ZIP”), as landlord, pursuant to which Anika S.r.l. leases a new European headquarters facility, consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. The lease has an initial term of fifteen years, which commenced on March 1, 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. The Company has the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. Beginning on the commencement date, the lease provides for an initial yearly rent of approximately $0.3 million.

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

14.       Income Taxes

Provisions for income taxes were $6.4 million and $8.9 million for the three- and six-month periods ended June 30, 2017, based on effective tax rates of 35.9% and 34.7%, respectively.  Provisions for income taxes were $4.9 million and $8.8 million for the three- and six-month periods ended June 30, 2016, based on effective tax rates of 36.3% and 36.2%, respectively. The increase in income taxes for the three- and six-month periods ended June 30, 2017 resulted from increased income before income taxes offset by a net decrease in the effective tax rate as compared to the same period in the prior year. The net decrease in the effective tax rate for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the increase in the expected research and development and state investment tax credits.  In addition, the Company realized windfall tax benefits related to share-based payments in connection with the adoption of ASU 2016-09 during the period. The amount of excess tax benefits recognized as a discrete period income tax benefit was nominal and $0.3 million for the three- and six-month periods ended June 30, 2017, respectively, which decreased the effective tax rate for the interim period by 0.0% and 1.2%, respectively. Prior to the adoption of ASU 2016-09 excess tax benefits and deficiencies were previously recorded in equity. The amount of excess tax benefits recognized through additional paid-in-capital was $0.1 million and $0.4 million for the three- and six-month periods ended June 30, 2016, respectively.

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

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. The Company has concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance at June 30, 2017 or December 31, 2016.

15.       Depuy Synthes Mitek Sports Medicine Monovisc Agreement

In December 2011, the Company entered into a fifteen-year licensing agreement with DePuy Synthes Mitek Sports Medicine, to exclusively market MONOVISC in the U.S. The Company fully recognized revenue for a milestone payment of $5.0 million as a result of MONOVISC achieving $100.0 million in U.S. end-user sales within a consecutive 12-month period ending in June 2017.

16.       Segment and Geographic Information

The Company has one reportable operating segment, for the purposes of assessing performance and determining the allocation of resources.

Product revenue by product group is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Orthobiologics	$24,468	$23,304	$44,695	$42,891
Surgical	1,335	1,433	2,631	2,751
Dermal	453	582	878	963
Other	2,084	1,256	3,517	2,248
Product Revenue	$28,340	$26,575	$51,721	$48,853

Total revenue by geographic location and as a percentage of overall total revenue for the three- and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
	2017		2016
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$27,447	82%	$21,895	82%
Europe	4,060	12%	2,977	11%
Other	1,955	6%	1,709	7%
Total Revenue	$33,462	100%	$26,581	100%

	Six Months Ended June 30,
	2017		2016
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$46,377	82%	$39,906	82%
Europe	6,889	12%	5,542	11%
Other	3,582	6%	3,416	7%
Total Revenue	$56,848	100%	$48,864	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We began a strategic project in 2015 to move the manufacturing of our HYAFF-based products, which were previously manufactured under an existing contract manufacturing agreement with a third party in Italy, to our Bedford, Massachusetts facility. Our main purposes behind this strategic move are to improve the efficiency of our manufacturing process and to enhance our research and development capabilities, with the aim of accelerating future product development. We expect to expend approximately $25.0 million on this project. Since project inception through June 30, 2017, we have expended approximately $22.5 million on the project, and we have completed key planned project milestones to date. We expect the project to be fully completed before the end of 2017.

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

Our second single-injection osteoarthritis product under development in the United States is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients. We completed an initial CINGAL phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints relative to the placebo set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. This initial phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the U.S. Food and Drug Administration (“FDA”) related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. Since then, we have been in ongoing discussions with CDER to understand the requirements for submitting a New Drug Application (“NDA”) for CINGAL. We held a meeting with CDER in September 2016 to align on an approval framework and on submission requirements for this NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our existing CINGAL pivotal study data. We submitted an Investigational New Drug Application (“IND”) in late 2016, and discussions with CDER indicated no objections to our clinical protocol design. As a result, we commenced work on this second Phase III clinical trial in the first quarter of 2017, and the first patient was treated in the second quarter of 2017. We expect to complete enrollment of this clinical trial by the end of 2017.

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

In June 2015, we entered into an agreement with the Institute for Applied Life Sciences at the University of Massachusetts Amherst to collaborate on research to develop a therapy for rheumatoid arthritis. The purpose of this research is to develop a novel modality for the treatment of rheumatoid arthritis and, if successful, it is expected to yield a potential product candidate that we could begin to move towards commercialization through additional pre-clinical studies as early as the second half of 2017.

Results of Operations

Three- and Six-Months Ended June 30, 2017 Compared to Three- and Six-Months Ended June 30, 2016

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)	2017	2016	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)				(in thousands, except percentages)
Product revenue	$28,340	$26,575	$1,765	7%	$51,721	$48,853	$2,868	6%
Licensing, milestone and contract revenue	5,122	6	5,116	*	5,127	11	5,116	*
Total revenue	33,462	26,581	6,881	26%	56,848	48,864	7,984	16%

Operating expenses:
Cost of product revenue	6,315	6,065	250	4%	12,398	11,490	908	8%
Research and development	4,449	2,792	1,657	59%	8,679	4,951	3,728	75%
Selling, general and administrative	4,972	4,255	717	17%	10,039	8,245	1,794	22%
Total operating expenses	15,736	13,112	2,624	20%	31,116	24,686	6,430	26%
Income from operations	17,726	13,469	4,257	32%	25,732	24,178	1,554	6%
Interest income, net	16	49	(33)	(67%)	74	121	(47)	(39%)
Income before income taxes	17,742	13,518	4,224	31%	25,806	24,299	1,507	6%
Provision for income taxes	6,373	4,903	1,470	30%	8,944	8,789	155	2%
Net income	$11,369	$8,615	$2,754	32%	$16,862	$15,510	$1,352	9%
Product gross profit	$22,025	$20,510	$1,515	7%	$39,323	$37,363	$1,960	5%
Product gross margin	78%	77%			77%	77%

* Percentage increase has been omitted due to magnitude.

Product Revenue

Product revenue for the three-month period ended June 30, 2017 was $28.3 million, an increase of 7% as compared to $26.6 million for the three-month period ended June 30, 2016. Product revenue for the six-month period ended June 30, 2017 was $51.7 million, an increase of 6% as compared to $48.9 million for the six-month period ended June 30, 2016. For the three- and six-month periods ended June 30, 2017, the increase in product revenue was mainly driven by the growth of our orthobiologics franchise and the growth of our veterinary product in the other franchise category with such increase being partially offset by a decrease in revenue from our surgical and dermal franchises.

The following tables present product revenue by product group for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$24,468	$23,304	$1,164	5%
Surgical	1,335	1,433	(98)	(7%)
Dermal	453	582	(129)	(22%)
Other	2,084	1,256	828	66%
Total	$28,340	$26,575	$1,765	7%

	Six Months Ended June 30,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$44,695	$42,891	$1,804	4%
Surgical	2,631	2,751	(120)	(4%)
Dermal	878	963	(85)	(9%)
Other	3,517	2,248	1,269	56%
Total	$51,721	$48,853	$2,868	6%

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, sales increased 5% and 4% for the three- and six-month periods ended June 30, 2017, respectively, as compared to the same periods in 2016. The growth in the three-month period ended June 30, 2017 was primarily due to an increase in global MONOVISC revenue. Domestically, both ORTHOVISC and MONOVISC unit volumes increased during the three-month period ended June 30, 2017. MONOVISC maintained its strong growth trajectory as end-user demand continued to shift from multi-injection treatments to more convenient single-injection options both domestically and internationally. CINGAL and ORTHOVISC-T, both of which launched internationally during the second half of 2016, also contributed to the growth of orthobiologics revenue during the period. We expect orthobiologics revenue to continue to grow for the remainder of 2017, led by increased MONOVISC revenue in domestic and international markets, including in India, where regulatory approval was achieved in the second quarter of 2017, and Australia, where we expect regulatory approval in the second half of 2017, the commercial availability of CINGAL in Canada and Europe, as well as overall revenue growth from our viscosupplementation products both domestically and internationally.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat (“ENT”) disorders. Sales of our surgical products decreased 7% and 4% for the three- and six-month periods ended June 30, 2017 to $1.3 million and $2.6 million, respectively, as compared to the same periods in 2016. The decrease in surgical product revenue for the three- and six-month periods was primarily due to a decrease in unit sales of our gynecological/anti-adhesion surgical products based on order timing by our distribution partners, which was partially offset by an increase in unit sales to our worldwide ENT commercial partner. We expect surgical product revenue to increase modestly in 2017, as compared to 2016, primarily due to increased worldwide sales of our ENT products.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on our HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the three- and six-month periods ended June 30, 2017, dermal product sales decreased 22% and 9%, respectively, as compared to the same periods in 2016. This decrease reflects order timing by our distribution partners. We expect dermal revenue to increase in 2017 as compared to 2016 primarily due to increased end-user demand and geographic expansion related to our advanced would care products, particularly in the U.S., European, and Latin American markets.

Other

Other product revenue includes revenues from our ophthalmic and veterinary franchises. Product revenue from each of these franchises increased for the three- and six-month periods ended June 30, 2017 as compared to the same periods in 2016. We expect other revenue to increase in 2017 as compared to 2016, driven primarily by our veterinary product.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the three- and six-month periods ended June 30, 2017 was $5.1 million, as compared to $6 thousand and $11 thousand for the same periods in 2016, respectively. Revenue for the quarter ended June 30, 2017 included a $5.0 million milestone payment associated with our U.S. license agreement with Mitek for MONOVISC. The Company fully recognized revenue the milestone payment as a result of MONOVISC achieving $100.0 million in U.S. end-user sales within a consecutive 12-month period ending in June 2017.

Product gross profit and margin

Product gross profit for the three- and six-month periods ended June 30, 2017 increased $1.5 million and $2.0 million to $22.0 and $39.3 million, respectively, representing 78% and 77% of product revenue. Product gross profit for the three- and six- months ended June 30, 2016 was $20.5 million and $37.4 million, respectively, or 77% of product revenue for both periods. The increase in product gross margin for the six-month period ended June 30, 2017, as compared to the same period in 2016, was primarily attributable to a more favorable revenue mix offset by certain inventory write-offs as a result of a product component part change during the period. This current product gross margin may not be indicative of the rest of the year due to dynamics such as future revenue mix and production volume variability.

Research and development

Research and development expenses for the three- and six-month periods ended June 30, 2017 were $4.4 million and $8.7 million, representing 13.3% and 15.3% of total revenue for the respective periods, an increase of $1.7 million and $3.7 million, respectively, as compared to the same periods in 2016. The increase in research and development expenses was primarily due to a higher level of clinical and regulatory activities, including our HYALOFAST and CINGAL phase III clinical studies. Furthermore, we also increased our pre-clinical product development activities with respect to certain product candidates in our research and development pipeline. Research and development spending is expected to increase in 2017 and thereafter, as compared to 2016, as we further develop new products and line extensions and initiate new clinical trials based on our existing technology assets, including CINGAL and HYALOFAST, as well as increase development activities for other products and line extensions in the pipeline.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three- and six-month periods ended June 30, 2017 were $5.0 million and $10.0 million, representing 14.9% and 17.7% of total revenue for the periods, an increase of $0.7 million and $1.8 million, respectively, as compared to the same periods in 2016. SG&A expenses increased for the three- and six-month periods ended June 30, 2017 primarily as a result of increases in personnel related costs, external professional fees, and marketing initiatives to support the CINGAL and ORTHOVISC-T international launches. We expect SG&A expenses for 2017 will increase to reflect the support, including the implementation of improved operational and financial technology platforms, required to grow our business both domestically and internationally.

Income taxes

Provisions for income taxes were $6.4 million and $8.9 million for the three- and six-month periods ended June 30, 2017, based on effective tax rates of 35.9% and 34.7%, respectively.  Provisions for income taxes were $4.9 million and $8.8 million for the three- and six-month periods ended June 30, 2016, based on effective tax rates of 36.3% and 36.2%, respectively. The increase in income taxes for the three- and six-month periods ended June 30, 2017 resulted from increased income before income taxes offset by a net decrease in the effective tax rate as compared to the same period in the prior year. The net decrease in the effective tax rate for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the increase in the expected research and development and state investment tax credits.  In addition, the Company realized windfall tax benefits related to share-based payments in connection with the adoption of ASU 2016-09 during the period. The amount of excess tax benefits recognized as a discrete period income tax benefit was nominal and $0.3 million for the three- and six-month periods ended June 30, 2017, respectively, which decreased the effective tax rate for the interim period by 0.0% and 1.2%, respectively. Prior to the adoption of ASU 2016-09 excess tax benefits and deficiencies were previously recorded in equity. The amount of excess tax benefits recognized through additional paid-in-capital was $0.1 million and $0.4 million for the three- and six-month periods ended June 30, 2016, respectively.

Liquidity and Capital Resources

We expect that our requirements for cash to fund operations and capital expenditures will increase as the scope of our operations expands. Historically, we have generated positive cash flow from operations, which together with our available cash and investments have met our cash requirements. Cash, cash equivalents, and investments totaled $142.9 million and $124.8 million at June 30, 2017 and December 31, 2016, respectively. Working capital totaled $179.4 million at June 30, 2017 and $161.6 million at December 31, 2016. We believe that we have adequate financial resources to support our business for at least the next twelve months beyond release of the financial statements.

Cash provided by operating activities was $21.7 million for the six-month periods ended June 30, 2017, as compared to cash provided by operating activities of $7.1 million for the same period in 2016. The increase in cash provided by operations for the six-month period ended June 30, 2017, as compared to the same period in 2016, was primarily related to an increase in accounts payable and income taxes payable due to the timing of payments.

Cash used in investing activities was $8.4 million for the six-month period ended June 30, 2017, as compared to cash used in investing activities of $4.6 million for the same period in 2016. The increase in cash used in investing activities was primarily the result of the purchase of investments offset by maturities of investments during the first half of 2017. Furthermore, expenditures for the buildout of our Bedford, Massachusetts facility are declining and the Company expects to be fully completed before the end of 2017.

Cash provided by financing activities was $0.2 million for the six-month period ended June 30, 2017, as compared to cash used by financing activities totaling $24.1 million for the same period in 2016. The decrease in cash used in financing activities for the six-month period ended June 30, 2017 was primarily attributable to the Fixed Dollar Accelerated Share Repurchase Transaction to repurchase $25.0 million of shares of our common stock in February 2016.

Critical Accounting Estimates

There were no other significant changes in our critical accounting estimates during the six months ended June 30, 2017 to augment the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and is updated in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016. We had no material changes outside the ordinary course to our contractual obligations reported in our 2016 Annual Report on Form 10-K during the first six months of 2017.

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

Our market risks, and the ways we manage them, are summarized in the section captioned “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the first six months of 2017 to our market risks or to our management of such risks.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.22a	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K, filed with SEC on June 19, 2017.

10.22b	Form of Notice of Grant of Incentive Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 99.2 to Form 8-K, filed with SEC on June 19, 2017.

10.22c	Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 99.3 to Form 8-K, filed with SEC on June 19, 2017.

10.22d	Form of Notice of Grant of Restricted Stock Award, including Terms and Conditions of Restricted Stock Award, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 99.4 to Form 8-K, filed with SEC on June 19, 2017.

10.22e	Form of Notice of Grant of Restricted Stock Unit, including Terms and Conditions of Restricted Stock Unit, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 99.5 to Form 8-K, filed with SEC on June 19, 2017.

10.23	Negotiated Settlement Agreement and General Release, dated July 13, 2017, by and between Stephen Mascioli, M.D., MPH and Anika Therapeutics, Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with SEC on July 14, 2017.

10.24	Employment Agreement, dated July 27, 2017, by and between Anika Therapeutics, Inc. and Joseph Darling, incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with SEC on July 27, 2017.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

*31.1	Certification of Charles H. Sherwood, Ph.D., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

**32.1	Certification of Charles H. Sherwood, Ph.D., and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on July 28, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three- and Six-Month Periods Ended June 30, 2017 and June 30, 2016 (unaudited)
	iii.	Condensed Consolidated Statements of Cash Flows for the Six-Month Period Ended June 30, 2017 and June 30, 2016 (unaudited)
	iv.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: July 28, 2017	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

