Form 10-K
period 2017-12-31
Anika Therapeutics, Inc.
filed 2018-02-27
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2017, the last day of the Registrant’s most recently completed second fiscal quarter, was $702,114,713 based on the close price per share of common stock of $49.34 as of such date as reported on the NASDAQ Global Select Market.

At February 9, 2018, there were issued and outstanding 14,693,928 shares of common stock, par value $0.01 per share.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, ANIKAVISC, CINGAL, HYAFF, HYDRELLE, HYVISC, INCERT, MONOVISC, and ORTHOVISC are our registered trademarks, and HYALOSS, ELEVESS, OPTIVISC, and SHELLGEL are our trademarks. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names that are the property of other companies and licensed to us.

FORM 10-K

ANIKA THERAPEUTICS, INC.

For Fiscal Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

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

PART I

ITEM 1. BUSINESS

Overview

We are a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative tissue repair. We have over two decades of global expertise developing, manufacturing, and commercializing products based on our proprietary hyaluronic acid (“HA”) technology. Our orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

Since our inception as a Massachusetts corporation in 1992, we have utilized a commercial partnership model for the distribution of our products to end users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In 2015, we made the strategic decision to commercialize our next generation viscosupplementation product, CINGAL, in the United States by utilizing a direct sales model, initially through the engagement of a contract sales organization. Ultimately, we intend to transition the direct sales function into our company as part of a broader buildout of our commercial capabilities. We believe that the combination of the direct and distribution commercial models will maximize the revenue and profitability potential from our current and future product portfolio.

In the fourth quarter of 2017, we completed all planned activities related to the strategic project we began in 2015 to insource the manufacturing of our HYAFF-based products to our Bedford, Massachusetts global headquarters facility. Final costs totaled $23.0 million for this project. These products were previously manufactured by a third-party contract manufacturer in Italy. Our main purposes behind this strategic initiative are to enhance our research and development capabilities with the aim of accelerating future product development and to improve the efficiency of our manufacturing processes.

The following sections provide more specific information about our products and related activities:

Orthobiologics

Our Orthobiologics products primarily consist of viscosupplementation and regenerative orthopedic products. These products are used in a wide range of treatments, from providing pain relief from osteoarthritis to regenerating damaged tissue such as cartilage. Osteoarthritis is a debilitating disease causing pain, swelling, and restricted movement in joints. It occurs when the cartilage in a joint gradually deteriorates due to the effects of mechanical stress, which can be caused by a variety of factors, including the normal aging process. In an osteoarthritic joint, particular regions of articulating surfaces are exposed to irregular forces, which results in the remodeling of tissue surfaces that disrupt the normal equilibrium or mechanical function. As osteoarthritis advances, the joint gradually loses its ability to regenerate cartilage tissue, and the cartilage layer attached to the bone eventually deteriorates to the point that the bone becomes exposed. Advanced osteoarthritis often requires surgery and the possible implantation of artificial joints. The current treatment options for osteoarthritis, prior to joint replacement surgery, include viscosupplementation, analgesics, non-steroidal anti-inflammatory drugs, and steroid injections.

Our viscosupplementation franchise includes ORTHOVISC, ORTHOVISC mini, MONOVISC, and CINGAL. ORTHOVISC is available in the United States, Canada, and other international markets for the treatment of osteoarthritis of the knee, and in Europe and certain international markets for the treatment of osteoarthritis in all synovial joints. ORTHOVISC mini is available in Europe, and it is designed for the treatment of osteoarthritis in small joints. MONOVISC is our single injection osteoarthritis treatment indicated for all synovial joints in Europe and certain international markets, including India and Australia, and for the knee in the United States, Turkey, and Canada. ORTHOVISC has been marketed by us internationally since 1996, and it was approved by the FDA for sale in the United States in 2004. ORTHOVISC mini and MONOVISC became available in certain international markets in the second quarter of 2008. MONOVISC was approved by the FDA for sale in the United States in February 2014, and the related U.S. commercial introduction of the product occurred in April 2014. In the United States, our viscosupplementation franchise, consisting of our ORTHOVISC and MONOVISC products, continues to maintain a market leadership position. CINGAL, our second single-injection osteoarthritis product, received regulatory approval from Health Canada in November 2015 for the treatment of pain associated with osteoarthritis of the knee. In March 2016, we received CE Mark approval of CINGAL as a viscoelastic supplement or as a replacement for synovial fluid in human joints. We successfully achieved commercial launch of the product in Canada during May 2016 and in the European Union during June 2016. CINGAL is also distributed in certain countries in Asia. Upon achievement, if any, of regulatory approval in the United States, we plan to commercialize the product through a direct sales model, initially through the engagement of a contract sales organization, with the ultimate goal of transitioning the direct sales function into our company as part of a broader buildout of our commercial capabilities. For additional information about CINGAL in the United States, see the section captioned “Business—Research and Development of Potential Products.”

In the United States, ORTHOVISC is indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative, non-pharmacologic therapy and to simple analgesics, such as acetaminophen. ORTHOVISC is a sterile, clear, viscous solution of hyaluronan dissolved in physiological saline and dispensed in a single-use syringe. A complex sugar of the glycosaminoglycan family, hyaluronan is a high-molecular-weight polysaccharide composed of repeating disaccharide units of sodium glucuronate and N-acetyl glucosamine. ORTHOVISC is injected into joints in a series of three intra-articular injections one week apart. ORTHOVISC became available for sale in the United States on March 1, 2004, and it is marketed by DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) under the terms of an initial ten-year licensing, distribution, supply, and marketing agreement which was entered into in December 2003 (the “Mitek ORTHOVISC Agreement”). The Mitek ORTHOVISC Agreement has been extended for two additional five-year terms, and it will now expire on December 20, 2023, unless it is further extended by Mitek. Outside of the U.S., we have a number of distribution relationships servicing international markets including Canada, Europe, the Middle East, Latin America, and Asia. We will continue to seek to establish distribution relationships in other key markets. See the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview” and “Risk Factors.”

In the United States, MONOVISC is also indicated for the treatment of pain caused by osteoarthritis of the knee in patients who have failed to respond adequately to conservative, non-pharmacologic therapy and to simple analgesics, such as acetaminophen. MONOVISC is a sterile, clear, viscous solution of partially cross-linked sodium hyaluronate in a phosphate buffered saline solution. A treatment of MONOVISC is comprised of one injection of the product delivered directly into the affected joint. MONOVISC became available for sale in the United States in April 2014, and it is also marketed by Mitek under the terms of a fifteen-year licensing, distribution, supply, and marketing agreement, which was entered into on December 21, 2011 (the “Mitek MONOVISC Agreement”). Outside of the United States, we have a number of distribution relationships servicing international markets including Canada, Europe, the Middle East, Latin America, Asia, Australia, and certain other international countries. We continue to seek to establish distribution relationships in other key markets. See the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview” and “Risk Factors.”

In addition to the four viscosupplementation products discussed above, we also offer several additional products used in connection with orthopedic regenerative medicine. These products are based on the HYAFF technology and are currently available in Europe, South America, Asia, and certain other international markets. They include HYALOFAST, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery; HYALONECT, a resorbable knitted fabric mesh for use in orthopedic and trauma reconstructive procedures to maintain the relative position of engrafted bone tissue or bone fragments from comminuted fractures; and HYALOSS MATRIX, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer HYALOGLIDE, an ACP gel used in tenolysis treatment, with the potential for use in flexor tendon adhesion prevention and for use in the shoulder for prevention of adhesive capsulitis with additional clinical data. This product is commercialized through a network of distributors, primarily in Europe and the Middle East. We also received CE Mark approval in December 2016 for a product which utilizes our proprietary HA technology to treat pain associated with lateral epicondylitis, better known as tennis elbow. Outside of the United States, this product is marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an Investigational Device Exemption (“IDE”) to the FDA to conduct a Phase III clinical trial for this treatment, and the IDE was approved by the FDA in June 2016. In addition to these products, we also received 510(k) clearance for an injectable HA-based bone repair treatment in December 2017. In total, Orthobiologics products accounted for 87%, 87%, and 84% of our product revenue in 2017, 2016, and 2015 respectively.

Dermal

Our dermal products consist of advanced wound care products, based on the HYAFF technology, and an aesthetic dermal filler, based on our proprietary chemically modified, cross-linked HA technology. Products utilizing our HYAFF technology are used for the treatment of skin wounds, ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies to aid healing, and scaffolds used as skin substitutes. Leading products include HYALOMATRIX and HYALOFILL, for the treatment of complex wounds such as burns and ulcers. The dermal products are commercialized through a network of distributors, primarily in the United States, Europe, Latin America, and the Middle East. Products cleared for sale in the United States include HYALOMATRIX, HYALOFILL, HYALOGRAN, HYALOSAFE, and HYALOMATRIX 3D. In 2014, we entered into an agreement with Medline Industries, Inc. with a current expiration date of December 31, 2022 to commercialize HYALOMATRIX in the United States.

Our aesthetic dermatology product is a dermal filler based on our proprietary, chemically modified, cross-linked HA, and it is commercially available in select countries in the Middle East. Internationally, this product is marketed under the ELEVESS name. In the United States, the trade name is HYDRELLE, although the product is not currently marketed in the United States.

Surgical

Our surgical business consists of products used to prevent post-surgical adhesions after abdominal-pelvic, spinal, and ear, nose, and throat (“ENT”) surgeries. HYALOBARRIER is a clinically proven, post-operative adhesion barrier for use in the abdominopelvic area. The product is currently commercialized in Europe, the Middle East, and certain African and Asian countries through a distribution network, but it is not approved for sale in the United States. INCERT, approved for sale and commercialized through a network of distributors in Europe and Malaysia, is a chemically modified, cross-linked HA product, for the prevention of spinal post-surgical adhesions. There are currently no plans at this time to distribute INCERT in the United States.

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

Research and Development of Potential Products

Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities for our existing and new products. Our development focus includes products for tissue protection, repair, and regeneration. For the years ended December 31, 2017, 2016 and 2015, these expenses were $18.8 million, $10.7 million, and $9.0 million, respectively. We anticipate that we will continue to commit significant resources to, and increase our aggregate spending on, research and development activities, including in relation to preclinical activities and clinical trials, in the future.

Our second single-injection osteoarthritis product under development in the United States is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid, and it is designed to provide both short- and long-term pain relief to patients. We completed an initial CINGAL phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints relative to placebo set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. This initial phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approvals of the product. The commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the U.S. Food and Drug Administration (“FDA”) related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. We held a meeting with CDER in September 2016 to align on an approval framework and on submission requirements for a New Drug Application (“NDA”) for CINGAL, including the execution of an additional Phase III clinical trial to supplement our existing CINGAL pivotal study data. We submitted an Investigational New Drug Application (“IND”) in late 2016, and discussions with CDER indicated no objections to our clinical protocol design. As a result, we commenced work on this second Phase III clinical trial in the first quarter of 2017, and the first patient was treated in the second quarter of 2017. Enrollment of 576 patients in this second Phase III clinical trial was completed during October 2017. We expect to complete the six-month follow-up in this Phase III clinical trial during the second quarter of 2018 and to submit our NDA to FDA as expeditiously as possible thereafter. We have also initiated an additional three-month extended follow-up study in conjunction with the second Phase III clinical trial to investigate the efficacy of CINGAL over this longer period, and the first patients were enrolled in this follow-up study in the fourth quarter of 2017. This extended follow-up study will not impact the timeline for submission of the NDA for CINGAL following the completion of the second Phase III clinical trial.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an Investigational Device Exemption (“IDE”) for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in a clinical trial in December 2015, and we are advancing site initiations and patient enrollment activities. In the second quarter of 2016, a supplement to the HYALOFAST IDE was approved to expand the inclusion criteria for the clinical study. The purpose of this supplement is to allow us to increase enrollment rates with the ultimate goal of decreasing the time needed to complete the clinical trial. In addition, we are currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. We expect to begin enrolling patients in a post-market clinical study in relation to the CE Mark for this product before the end of the second quarter of 2018. Outside of the United States, this product will be marketed under the trade name ORTHOVISC-T. In the second quarter of 2016, we submitted an IDE to the FDA to conduct a phase III clinical trial for this treatment, which was approved by the FDA in June 2016. We also have other research and development programs underway focused on expanding the indications of our current products, including one program being conducted and funded by our U.S. MONOVISC distribution partner, Mitek, seeking to expand MONOVISC’s indication to include the treatment of pain associated with osteoarthritis of the hip. In the third quarter of 2017, we also submitted an application to the FDA for 510(k) clearance of an injectable HA-based bone repair treatment. The 510(k) clearance was received from FDA in December 2017. In addition to other early stage research and developments initiatives we are currently undertaking, we are working to expand our regenerative medicine pipeline with a new product candidate in the form of an implant for rotator cuff repair utilizing our proprietary solid HA.

In June 2015, we entered into an agreement with the Institute for Applied Life Sciences at the University of Massachusetts Amherst to collaborate on research to develop a novel modality for the treatment of rheumatoid arthritis. The agreement with the University of Massachusetts Amherst was extended in January 2018, and the next phase of the research will focus on optimizing the drug delivery system with the goal of advancing a novel therapeutic candidate into clinical trials to support regulatory submission. We also recently entered into an agreement with the University of Liverpool to develop an injectable mesenchymal stem cell therapy for the treatment of age-related osteoarthritis with the goal of bringing a therapeutics candidate through clinical trials to market to meet an unmet therapeutic need.

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

See also the section captioned “Risk Factors—Risks Related to Our Business and Industry—Failure to obtain, or any delay in obtaining, FDA or other U.S. and foreign governmental approvals for our products may have a material adverse effect on our business, financial condition and results of operations.” for a discussion regarding the impact of government regulations on our product development activities.

Patent and Proprietary Rights

Our products and trademarks, including our corporate name, product names, and logos, are proprietary. We rely on a combination of patent protection, trade secrets and trademark laws, license agreements, and confidentiality and other contractual provisions to protect our proprietary information.

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. In the United States, we own 20 patents, 1 of which is co-owned with other parties, license 12 patents, and have 4 patent applications currently pending. These U.S. patents have expiration dates through 2030. Internationally, we own 167 patents, 7 of which are co-owned with other parties, license 79 patents, and have 12 patent applications currently pending. Outside of the United States, we own, co-own, license, or have filed for patents in 34 jurisdictions. Our international patents have expiration dates through 2032. In 2017, we were granted 18 new patents in Austria, Belgium, Brazil, Czech Republic, Denmark, France, Germany, Great Britain, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Spain, Sweden, and Switzerland. Many of these patents, including all licensed patents, belong to the Anika S.r.l. patent estate, which is extensive and partly intertwined with its former parent company Fidia Farmaceutici S.p.A. (“Fidia”) through a patent licensing agreement that provides Anika S.r.l. with access to certain of Fidia’s patents to the extent required to support Anika S.r.l.’s products. In 2017, 2 of the patents belonging to the Anika S.r.l. patent estate expired in the United States, and 4 expired internationally. We intend to seek patent protection for products and processes developed in the course of our activities when we believe such protection is in our best interests and when the cost of seeking such protection is not inordinate relative to the potential benefits.

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

See also the section captioned “Risk Factors—Risks Related to Our Intellectual Property—We may be unable to adequately protect our intellectual property rights, which could have a material impact on our business and future financial results” for a discussion of the risks we face with respect to protecting intellectual property we develop.

We have granted Mitek an exclusive and non-transferable, royalty-bearing license to develop, commercialize, and sell ORTHOVISC and MONOVISC in the United States pursuant to the Mitek ORTHOVISC Agreement and the Mitek MONOVISC Agreement. These agreements include a license to manufacture and have manufactured such products in the event that we are unable to supply Mitek with ORTHOVISC or MONOVISC in accordance with the terms of the relevant agreement. We have also granted Mitek the exclusive, royalty free right to use the trademarks ORTHOVISC and MONOVISC in connection with the marketing, distribution, and sale of the licensed products within the United States.

Government Regulation

The clinical development, manufacturing, and marketing of our products are subject to governmental regulation in the United States, the European Union, and other territories worldwide. Various statutes, regulations, directives, and guidelines, including the Food, Drug, and Cosmetic Act in the United States, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labeling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising, and promotion of our products. Product development and approval within these various regulatory frameworks takes a number of years and involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA and other applicable regulatory bodies.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, including, without limitation, issuing an FDA Form 483 notice of inspectional observations or a warning letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, pursuing product seizures, consent decrees or other injunctive relief, or criminal prosecution through the Department of Justice. The FDA can also require us to repair, replace, or refund the cost of products that we manufactured or distributed. Outside the United States, regulatory agencies may exert a range of similar powers.

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

Competition

We compete with many companies including large pharmaceutical firms and specialized medical products companies across all of our product lines. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations, and more experience in the regulatory processes than we have. We also compete with academic institutions, government agencies, and other research organizations, which may be involved in the research and development and commercialization of products. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

We compete with other market participants primarily on the efficacy of our products, our products’ reputation for safety, our focus on HA-based products, and the breadth of our HA-based product portfolio. Other factors that impact competition in our industry are the timing and scope of regulatory approvals, the availability of raw material and finished product supply, marketing and sales capability, reimbursement coverage, product pricing, and patent protection. Some of the principal factors that may affect our ability to compete in the HA development and commercialization markets include:

•	The quality and breadth of our continued development of our technology portfolio;

•	Our ability to complete successful clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors;

•	The successful execution of our commercial strategies, including our direct commercialization initiative for CINGAL;

•	Our ability to recruit and retain skilled employees; and

•	The availability of capital resources to fund strategic activities related to the significant expansion of our business or product portfolio.

We are aware of several companies that are developing and/or marketing products utilizing HA for a variety of human applications. In some cases, competitors have already obtained product approvals, submitted applications for approval, or commenced human clinical studies, either in the United States or in certain foreign countries. All of our products face substantial competition. There exist major worldwide competing products, made from HA and other materials, for use in orthopedics, surgical adhesion prevention, advanced wound care, ENT, cosmetic dermatology, ophthalmic surgery, and the treatment of equine osteoarthritis. There is a risk that we will be unable to compete effectively against our current or future competitors. Additionally, legislation and regulation aimed at curbing rising healthcare costs has resulted in a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. In turn, this has led to greater and more intense competition in the provision of products and services to market participants. Important market makers, like group purchasing organizations, have increased their negotiating leverage, and if these market makers demand significant price concessions or if we are excluded as a supplier by these market makers, our product revenue could be adversely impacted.

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

Employees

As of December 31, 2017, we had 123 employees, 21 of whom were located outside the United States. We consider our relations with our employees to be good. None of our U.S. employees are represented by labor unions, but certain employees based in Italy are represented by unions, adding complexity and additional risks to the wage and employment decision processes.

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

Available Information

Our Annual Reports on Form 10-K, including our consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge in the “SEC Filings” section of our website located at http://www.anikatherapeutics.com, as soon as reasonably practicable after the reports are filed with or furnished to the SEC. The information on our website is not part of this Annual Report on Form 10-K. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

For the first time, we are implementing a direct sales model to market and promote one of our products, CINGAL, in the United States, initially through a contract sales organization, with the ultimate goal of transitioning the direct sales function into our company as part of a broader buildout of our commercial capabilities. We may also use this direct model to commercialize other of our products in the United States in the future. Our success in utilizing this sales model will initially depend in part on our ability to successfully develop and implement the necessary internal and external resources to manage the contract sales organization and the sales of the product. Our longer term success will depend on our ability to transition the direct sales function into our company and to manage all resources associated with this function. We cannot assure you that there will not be unforeseen roadblocks or delays in finalizing the contracts related to, and implementing, the relationship with the contract sales organization, nor we can we assure you that we will not face setbacks in transitioning the direct sales function into our organization. The initial implementation timeline of this direct sales model is also dependent on CINGAL obtaining FDA approval in a timely manner, of which there is no guarantee. Failure to implement our direct sales model in a timely fashion or to successfully manage the implementation or transition process could materially impact our competitive position, business, and financial results.

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

We may rely on third parties to support certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our products, and our business could be substantially harmed.

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

Our success will be dependent, in part, upon the efforts of our marketing and distribution partners and the terms and conditions of our relationships with such partners. One partner, Mitek accounted for 73% of our product revenue in fiscal year 2017. We cannot assure you that our partners, including Mitek, will not seek to renegotiate their current agreements on terms less favorable to us or terminate such agreements. A failure to renew these partnerships on terms satisfactory to us, or at all, could result in a material adverse effect on our operating results.

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

Our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals, physicians, other health care providers, third-party payers, and end-users. Such acceptance may depend upon the extent to which the medical community and end-users perceive our products as safer, more effective, or more cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it may also be necessary for us to develop marketing partners or viable commercial strategies for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

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

We lease properties in the United States and Italy, and there is no guarantee that these leaseholds will be without issue or sufficient to support future growth.

We lease approximately 134,000 square feet of administrative, research and development, and manufacturing space in Bedford, MA and approximately 33,000 square feet of office, research and development, training, and warehousing space in Padova, Italy. The current term of the Bedford lease extends to 2022, and the current term of the Padova lease extends to 2032, each with several options for renewal. Please see Item 2 – Properties for additional information on our current leases. The nature of these leaseholds presents certain risks. We must maintain a positive working relationship with the respective owners as a dispute with either owner over payment, maintenance, or any other matter could be disruptive to our business. Additionally, there is a possibility that changes to our business or the geographic location of the facilities could make either location less suitable to our operations. Any renegotiation or termination of either lease could result in substantial cost or business interruption to our operations. Additionally, there is no guarantee that our current space will be sufficient to support our future growth or that any future relocation or expansion of our operations would be completed smoothly or in a timely manner due to, among other things, unexpected construction delays or unexpected difficulties related to the achievement of necessary permitting. Any business disruption as a result of any of these factors could have a material impact on our business, financial condition, and results of operations.

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

As of December 31, 2017, we had long-lived assets, including goodwill and IPR&D, of $76.3 million. If the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services, or a downturn in our financial performance or future outlook, we may be required to record an impairment charge on such assets.

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

We may engage in acquisitions as a part of our future growth strategy, which exposes us to a variety of risks that could adversely affect our business operations.

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

We may consider the acquisition of other businesses. However, we may not locate suitable acquisition targets or have the opportunity to make acquisitions of such targets on favorable terms in the future, which could negatively impact the growth of our business. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the continued tightening of the global credit markets. We expect that our competitors, many of which have significantly greater resources than we do, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue.

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

We may seek additional financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

We had cash, cash equivalents, and investments of $157.3 million at December 31, 2017. In addition, and subject to certain constraints, we have $50.0 million of credit available to us under our Senior Revolving Credit Facility as of December 31, 2017. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including:

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

We are highly dependent on the members of our management and technical staff, the loss of one or more of whom could have a material adverse effect on us. We have experienced a number of management changes in recent years, and there can be no assurances that any future management changes will not adversely affect our business. We believe that our future success will depend in large part upon our ability to attract and retain technical and highly skilled executive, managerial, professional, and technical personnel. We face significant competition for such personnel from competitive companies, research and academic institutions, government entities, and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. During the years ended December 31, 2017, 2016, and 2015, 20%, 19%, and 18%, respectively, of our product sales were to international distributors. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

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

Approximately 5% of our business during 2017 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. Thus, currency fluctuations among the U.S. dollar and the other currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

A significant portion of our revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived the majority of our revenues from a small number of customers who resell our products to end-users, and most of these customers are significantly larger companies than us. For the year ended December 31, 2017, five customers accounted for 83% of product revenue, with Mitek alone accounting for 73% of product revenue. We expect to continue to be dependent on a small number of large customers, especially Mitek, for the majority of our revenues for the foreseeable future. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

Information security breaches or business system disruptions, including our ongoing phased implementation of our enterprise resource planning (ERP) system, may adversely affect our business.

We rely on our information technology infrastructure and management information systems to effectively run our business. While we have not previously experienced a material information security breach caused by illegal hacking, computer viruses, or acts of vandalism or terrorism, we may in the future be subject to such a breach. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy, or other laws and exposure to litigation, any of which could harm our business and operating results. In addition, there may be other challenges and risks as we upgrade and standardize our business systems, including with respect to our newly implemented ERP system and the planned system enhancements thereto, which could adversely affect our business, financial condition, or results of operations.

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

Our efforts to enforce our intellectual property rights may not be successful. We rely on a combination of copyright, trademark, patent, and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. Our success will depend, in part, on our ability to obtain and enforce patents and trademarks, to protect trade secrets, to obtain licenses to technology owned by third parties when necessary, and to conduct our business without infringing on the proprietary rights of others. The patent positions of pharmaceutical, medical product, and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection or commercial advantage or will not be circumvented by others. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others, and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that, in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or patent review process could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, we could be subject to significant liabilities to such third party, and we could be required to license technologies from such third party in order to continue production of the products. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents, or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development, and manufacturing space. We entered into this lease in January 2007, and the lease commenced in May 2007 for an initial term of ten and a half years. In October 2016, we exercised the first option under the lease to extend its term for five years. There are three additional renewal periods, each of which is subject to the condition that we notify the landlord of our exercise of such option at least one year prior to the expiration of the then current term. Two additional renewal options each extend the term an additional five years, and the final renewal option extends the term an additional six years.

In October 2015, Anika S.r.l. entered into a build-to-suit lease agreement for a new European headquarters facility consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. This lease, which has an initial term of fifteen years, commenced in February 2017 in accordance with the lease agreement, as amended in February 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. Anika S.r.l. may elect to early withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. The lease provides for an initial yearly rent of approximately $0.3 million.

Prior to April 2017, Anika S.r.l. leased approximately 28,000 square feet of laboratory, warehouse, and office space in Abano Terme, Italy from Fidia. The lease commenced in December 2009. In December 2016, following discussions between Anika S.r.l. and Fidia, Anika S.r.l. notified Fidia of its intention to terminate this lease agreement as of March 2017, in accordance with the terms of the lease.

In 2017, we had aggregate facility lease expenses of approximately $1.8 million. We believe that the capacity of our Bedford, Massachusetts corporate headquarters is sufficient to satisfy our needs for the immediately foreseeable future. We also believe that Anika S.r.l.’s leased facility in Padova, Italy will be sufficient to satisfy its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these proceedings to have a material adverse effect on our financial position, results of operations, or cash flow.

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

Year Ended December 31, 2017	High	Low
First Quarter	$52.23	$41.72
Second Quarter	49.68	43.04
Third Quarter	58.21	45.71
Fourth Quarter	59.94	52.14

Year Ended December 31, 2016	High	Low
First Quarter	$47.24	$35.07
Second Quarter	53.68	42.36
Third Quarter	54.96	45.52
Fourth Quarter	50.19	41.38

At December 31, 2017, the closing price per share of our common stock was $53.91 as reported on the NASDAQ Global Select Market, and there were 135 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater, due to shares being held by intermediaries.

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

On August 26, 2016, we settled the approximately $7.5 million remaining under the ASR Agreement, which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders' equity in the consolidated balance sheet as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price was determined at the end of the applicable purchase period, which was August 26, 2016. Based on the volume-weighted average price since the effective date of the ASR Agreement less the applicable contractual discount, Morgan Stanley delivered 0.1 million additional shares to us on August 31, 2016. In total, 0.5 million shares were repurchased under the ASR Agreement at an average repurchase price of $47.08 per share. These shares are held by us as authorized but unissued shares pursuant to Massachusetts law. The initial and final delivery of shares resulted in immediate reductions of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.

Performance Graph

Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on December 31, 2012 in our common stock and each of the indices. Past performance is not indicative of future results.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Anika Therapeutics, Inc.	$100.00	$383.90	$409.86	$383.90	$492.56	$542.35
NASDAQ Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
NASDAQ Biotechnology Index	$100.00	$165.61	$222.08	$247.44	$193.79	$234.60

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included elsewhere in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2017 and 2016 and the Statement of Operations Data for each of the three years ended December 31, 2017, 2016, and 2015 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2015, 2014, and 2013, and the Statement of Operations Data for each of the two years in the period ended December 31, 2014 and 2013 have been derived from audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

	Years ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:	(in thousands, except per share data)
Product revenue	$107,783	$102,932	$87,696	$75,474	$71,774
Licensing, milestone and contract revenue	5,637	447	5,303	30,121	3,307
Total revenue	113,420	103,379	92,999	105,595	75,081
Cost of product revenue	27,364	24,027	21,053	20,930	22,765
Product gross profit	80,419	78,905	66,643	54,544	49,009
Product gross margin	75%	77%	76%	72%	68%
Total operating expenses	67,691	52,772	44,865	44,148	42,474
Net income	31,816	32,547	30,758	38,319	20,575
Diluted net income per common share	$2.11	$2.15	$2.01	$2.51	$1.39
Diluted common shares outstanding	15,068	15,116	15,321	15,269	14,826

	Years ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments	$157,256	$124,761	$138,458	$106,906	$63,333
Working capital	193,254	161,641	159,155	131,863	84,650
Total assets	282,617	240,246	235,748	192,808	156,042
Long-term liabilities	6,054	8,674	7,622	8,737	11,125
Retained earnings	199,511	168,209	135,662	104,904	66,584
Stockholders' equity	263,491	222,773	210,848	178,098	135,634

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

Management Overview

We are a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative tissue repair. We have over two decades of global expertise developing, manufacturing, and commercializing products based on our proprietary HA technology. Our orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

In the fourth quarter of 2017, we completed all planned activities related to the strategic project we began in 2015 to insource the manufacturing of our HYAFF-based products to our Bedford, Massachusetts facility at a total cost of $23.0 million. These products were previously manufactured by a third-party contract manufacturer in Italy. Our main purposes behind this strategic move are to enhance our research and development capabilities with the aim of accelerating future product development and to improve the efficiency of our manufacturing processes.

The following sections provide more information about our products:

Orthobiologics

Our orthobiologics business contributed 87% of our product revenue for the year ended December 31, 2017. Our orthobiologics products primarily consist of viscosupplementation and regenerative orthopedic products. Our viscosupplementation products include ORTHOVISC, ORTHOVISC mini, and MONOVISC, each of which is commercialized in various territories worldwide, and CINGAL, which we launched internationally in Canada and the European Union in the second quarter of 2016 after receiving Health Canada and CE Mark approval. ORTHOVISC is available in the United States, Canada, and some international markets for the treatment of osteoarthritis of the knee, and in Europe and other international markets for the treatment of osteoarthritis in all synovial joints. It has been marketed by us in the United States since 2004 and internationally since 1996 through various distribution agreements. ORTHOVISC mini is available in Europe and is designed for the treatment of osteoarthritis in small joints. MONOVISC is our first single injection osteoarthritis treatment indicated for all synovial joints in Europe and certain international markets, and for the knee in the United States, Turkey, and Canada. ORTHOVISC mini and MONOVISC both became available in certain international markets through our network of distributors during the second quarter of 2008, and the commercial introduction of MONOVISC in the United States occurred in April 2014. We are currently seeking regulatory approval for CINGAL, our second single-injection osteoarthritis product, in the United States.

We currently offer several orthopedic products used in connection with regenerative medicine. The products currently available in Europe and certain international markets include HYALOFAST, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery; HYALONECT, a resorbable knitted fabric mesh for use in orthopedic and trauma reconstructive procedures to maintain the relative position of engrafted bone tissue or bone fragments from comminuted fractures; and HYALOSS, HYAFF fibers used to mix blood/bone grafts to form a paste for bone regeneration. We also offer HYALOGLIDE, an ACP gel used in tenolysis treatment that, with additional clinical data, may demonstrate potential for flexor tendon adhesion prevention and for the treatment of adhesive capsulitis prevention in the shoulder. This product is commercialized through a network of distributors, primarily in Europe and the Middle East. We believe that the U.S. market offers excellent expansion potential to increase revenue for these products, and this will continue to be a focus area for us moving forward.

In addition to the products discussed above, we received CE Mark approval in December 2016 for a product which utilizes our proprietary HA technology to treat pain associated with lateral epicondylitis, better known as tennis elbow. Outside of the United States, this product is marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an IDE to the FDA to conduct a Phase III clinical trial for this treatment, and the IDE was approved by the FDA in June 2016. We also received 510(k) clearance for an injectable HA-based bone repair treatment in December 2017.

Our strategy is to continue to add new products, to expand the indications for use of both our current and any new products, and to expand our commercial reach. The orthobiologics area has been our fastest growing area, generating 88% growth from 2012 to 2017. We continue to seek new distribution partnerships around the world, in concert with entering new markets with other appropriate sales strategies, and we expect total orthobiologics product sales to increase in 2018 compared to 2017 based mainly on increased sales to existing and new partners, as well as additional MONOVISC and CINGAL product launches in certain international countries. Additionally, if we achieve FDA approval of CINGAL, we plan to utilize a direct sales model to commercialize the product in the United States initially through the engagement of a contract sales organization with the ultimate goal of transitioning the direct sales function to our company as part of a broader buildout of our commercial capabilities.

Dermal

Our dermal products contributed 3% to our product revenue for the year ended December 31, 2017 and consist of advanced wound care products, which are based on the HYAFF technology, and an aesthetic dermal filler. We offer products for the treatment of skin wounds ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions including debridement agents, advanced therapies, and scaffolds used as skin substitutes. Leading products include HYALOMATRIX and HYALOFILL for the treatment of complex wounds, such as burns and ulcers, and for use in connection with the regeneration of skin. Our dermal products are commercialized through a network of distributors, primarily in the United States, Europe, Latin America, and the Middle East. Products cleared for sale in the United States include HYALOMATRIX, HYALOFILL, HYALOGRAN, HYALOSAFE, and HYALOMATRIX 3D. We have a commercial partnership agreement with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2022.

Our aesthetic dermatology product is a dermal filler based on our proprietary, chemically modified, cross-linked HA, and it is primarily commercialized in certain countries in the Middle East. Internationally, this product is marketed under the ELEVESS trade name. In the United States, the trade name is HYDRELLE, although the product is not currently marketed in the United States.

Surgical

Our surgical group consists of products used to prevent surgical adhesions and to treat ENT disorders. For the year ended December 31, 2017, sales of surgical products contributed 5% of our product revenue. HYALOBARRIER is a clinically proven post-operative adhesion barrier for use in the abdomino-pelvic area. The product is currently commercialized in Europe, the Middle East, and certain African and Asian countries through a distribution network, but it is not approved in the United States. INCERT, approved for sale in Europe, Turkey, and Malaysia, is a chemically modified, cross-linked HA product used for the prevention of post-surgical spinal adhesions. There are no plans at this time to distribute INCERT in the United States.

We also offer several products used in connection with the treatment of ENT disorders. The lead products are MEROGEL, a woven fleece nasal packing, and MEROGEL INJECTABLE, a thick, viscous hydrogel composed of cross-linked HA, a biocompatible agent that creates a moist wound-healing environment. We partner with Medtronic for the worldwide distribution of these products.

Other

Our other products include our ophthalmic and veterinary products, which constituted 5% of our product revenue for the year ended December 31, 2017. These legacy products are not a part of our core business. Our ophthalmic business includes HA viscoelastic products used in ophthalmic surgery. Sales of ophthalmic products contributed 1% of our product revenue and sales of HYVISC, our veterinary product used for the treatment of equine osteoarthritis, contributed 4% of our product revenue for the year ended December 31, 2017.

Research and Development

Our research and development efforts primarily consist of the development of new medical applications for our HA-based or other technologies, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities for our existing and new products. Our development focus includes products for tissue protection, repair, and regeneration. For the years ended December 31, 2017, 2016, and 2015, these expenses were $18.8 million, $10.7 million, and $9.0 million, respectively. We anticipate that we will continue to commit significant resources in the near future to research and development activities, including in relation to preclinical activities and clinical trials. These activities are aimed at the delivery of a steady cascade of new product development and launches over the next several years.

Our second single-injection osteoarthritis product under development in the United States is CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients. We completed an initial CINGAL phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the phase III clinical trial and reported safety data related to the retreatment study. This initial phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the FDA related to the regulatory pathway for CINGAL, we conducted a formal meeting with OCP to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to CDER as the lead agency center for premarket review and regulation. We held a meeting with CDER at the end of September 2016 to align on an approval framework and on submission requirements for an NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our strong, existing CINGAL pivotal study data. We submitted an IND in late 2016, and discussions with CDER to this point indicate that they do not have objections to our clinical protocol design. As a result, we commenced work on this second Phase III clinical trial in the first quarter of 2017, and the first patient was treated in the second quarter of 2017. Enrollment of the 576 patients in this second Phase III clinical trial was completed during October 2017. We expect to complete the six-month follow-up for this Phase III clinical trial during the second quarter of 2018 and to submit our NDA to FDA as expeditiously as possible thereafter. We have also initiated an additional three-month extended follow-up study in conjunction with the second Phase III clinical trial to investigate the efficacy of CINGAL over this longer period, and the first patients were enrolled in this follow-up study in the fourth quarter of 2017. This extended follow-up study will not impact the timeline for submission of the NDA for CINGAL following the completion of the second Phase III clinical trial.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, and other early stage regenerative medicine development programs. HYALOFAST received CE Mark approval in September 2009, and it is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an IDE for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in a clinical trial in December 2015, and we are advancing site initiations and patient enrollment activities. In the second quarter of 2016, a supplement to the HYALOFAST IDE was approved to expand the inclusion criteria for the clinical study. The purpose of this supplement is to allow us to increase enrollment rates with the ultimate goal of decreasing the time needed to complete the clinical trial. We are also currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. We expect to begin enrolling patients in a post-market clinical study in relation to the CE Mark for this product before the end of the second quarter of 2018. Outside of the United States, this product will be marketed under the trade name ORTHOVISC-T. In the second quarter of 2016, we submitted an IDE to the FDA to conduct a phase III clinical trial for this treatment, which was approved by the FDA in June 2016. We also have other research and development programs underway focused on expanding the indications of our current products, including one program being conducted and funded by our U.S. MONOVISC distribution partner, Mitek, seeking to expand MONOVISC’s indication to include the treatment of pain associated with osteoarthritis of the hip. In third quarter of 2017, we also submitted an application to the FDA for 510(k) clearance of an injectable HA-based bone repair treatment. The 510(k) clearance was received from the FDA in December 2017. In addition to other early stage research and developments initiatives we are currently undertaking, we are working to expand our regenerative medicine pipeline with a new product candidate in the form of an implant for rotator cuff repair utilizing our proprietary solid HA.

In June 2015, we entered into an agreement with the Institute for Applied Life Sciences at the University of Massachusetts Amherst to collaborate on research to develop a therapy for rheumatoid arthritis. The purpose of this research is to develop a novel modality for the treatment of rheumatoid arthritis. The agreement with the University of Massachusetts Amherst was extended in January 2018, and the next phase of the research will focus on optimizing the drug delivery system with the goal of advancing a novel therapeutic candidate into clinical trials to support regulatory submission. We also recently entered into an agreement with the University of Liverpool to develop an injectable mesenchymal stem cell therapy for the treatment of age-related osteoarthritis with the goal of bringing a therapeutics candidate through clinical trials to market to meet an unmet therapeutic need.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Product Revenue

Revenue from product sales is recognized when title and risk of loss have passed to the customer, which is typically upon shipment to the customer. Amounts billed or collected prior to recognition of revenue are classified as deferred revenue. When determining whether risk of loss has transferred to customers on product sales, or if the sales price is fixed or determinable, we evaluate both the contractual terms and conditions of our distribution and supply agreements as well, as our business practices.

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

Inventories

Inventories are stated at the lower of standard cost and net realizable value, with approximate cost determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit.

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

To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Our annual assessment for impairment of goodwill as of November 30, 2017 indicated that the fair value of our reporting unit exceeded the carrying value of the reporting unit.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair value for IPR&D projects using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. During the fourth quarter of 2015, we performed an impairment review of our IPR&D projects as we reassessed our research and development strategy. We recorded an impairment charge of $0.7 million due to the decision to discontinue further development efforts needed to commercialize our Hemostatic Patch in-process development project. Our annual assessment for impairment of IPR&D indicated that the fair value of our other IPR&D assets as of November 30, 2017 exceeded their respective carrying values.

Through December 31, 2017, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. We continue to monitor and evaluate the financial performance of our business, including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. Our intangible assets are comprised of purchased developed technologies, distributor relationships, patents, and a trade name. The distributor relationships and trade name were fully amortized as of December 31, 2017. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from 5 to 16 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Stock-Based Compensation

We measure the compensation cost of award recipients’ services received in exchange for an award of equity instruments based on the grant-date fair value of the underlying award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. For performance based awards with financial achievement targets, we recognize expense using the graded vesting methodology based on the number of shares expected to vest. Compensation cost associated with performance grants is estimated using the Black-Scholes valuation method multiplied by the expected number of shares to be issued, which is adjusted based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. See Note 12, Equity Incentive Plan, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the types of stock-based awards granted, the compensation expense related to such awards, and detail of equity-based awards outstanding. See Note 16, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details related to the tax benefit recognized in the consolidated statement of operations for stock-based compensation.

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carry-forwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the consolidated statement of operations.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Statement of Operations Detail

	Years Ended December 31,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$107,783	$102,932	$4,851	5%
Licensing, milestone and contract revenue	5,637	447	5,190	1,161%
Total revenue	113,420	103,379	10,041	10%

Operating expenses:
Cost of product revenue	27,364	24,027	3,337	14%
Research & development	18,787	10,732	8,055	75%
Selling, general & administrative	21,540	18,013	3,527	20%
Total operating expenses	67,691	52,772	14,919	28%
Income from operations	45,729	50,607	(4,878)	(10%)
Interest income, net	473	263	210	80%
Income before income taxes	46,202	50,870	(4,668)	(9%)
Provision for income taxes	14,386	18,323	(3,937)	(21%)
Net income	$31,816	$32,547	$(731)	(2%)
Product gross profit	$80,419	$78,905	$1,514	2%
Product gross margin	75%	77%

Total revenue

Total revenue for the year ended December 31, 2017 increased by $10.0 million, as compared to the prior year, to $113.4 million. This increase was primarily due to the growth of our orthobiologics franchise, specifically an increase in global MONOVISC revenue and our achievement of $5.0 million of milestone revenue in 2017 for reaching a target MONOVISC U.S. end-user sales threshold set forth in the Mitek MONOVISC Agreement.

Product revenue

Product revenue for the year ended December 31, 2017 was $107.8 million, an increase of $4.9 million, or 5.0%, compared to the prior year. Product revenue increases in our Orthobiologics and Other franchises were partially offset by a moderate decrease in our Surgical product revenue. The following table presents comparative product revenue analysis by product franchise:

	Years Ended December 31,
	2017	2016	$ Inc/(Dec)	% Inc/(Dec)

Orthobiologics	$93,816	$89,695	$4,121	5%
Dermal	2,755	2,759	(4)	(0%)
Surgical	5,262	5,427	(165)	(3%)
Other	5,950	5,051	899	18%
	$107,783	$102,932	$4,851	5%

Orthobiologics

Our orthobiologics franchise consists of our joint health and orthopedic products. Overall, revenue from our orthobiologics franchises increased $4.1 million, or 5%, in 2017 as compared to 2016. The growth in 2017 reflected growing end-user demand, continued market penetration, and increased revenue from worldwide MONOVISC and CINGAL sales. The increase in viscosupplementation revenue in 2017 was driven primarily by increased sales of MONOVISC resulting from a robust and growing end-user demand. We expect orthobiologics revenue to continue to grow in 2018, led by MONOVISC revenue in domestic and international markets, including revenue from sales in India, Australia, New Zealand, and Taiwan, as well as increased revenue from CINGAL internationally.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on our HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. Dermal revenue had no significant change in 2017 as compared to 2016. The revenue, in part, is derived from the agreement we entered into with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2022. We expect dermal revenue to increase modestly in 2018 as compared to 2017.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat (“ENT”) disorders. Sales of our surgical products decreased $0.2 million, or 3%, in 2017 as compared to 2016. The decrease of surgical product revenue was primarily due to a decrease in sales generated by our ENT products. Our surgical franchise consists primarily of our anti-adhesion products, including INCERT and HYALOBARRIER, and our ENT offerings, of which MEROGEL is the leading product. We are partnered with Medtronic for the worldwide distribution of our ENT products. We expect surgical product revenue to increase modestly in 2018 as compared to 2017 primarily due to increased worldwide sales of our surgical anti-adhesions products.

Other

Other product revenue includes revenues from ophthalmic and veterinary products. The other product revenue increased in 2017 from 2016 due to a recovery from weak 2016 sales volume for these franchises. We expect other revenue to increase in 2018 as compared to 2017, primarily driven by continued increases in ophthalmic revenue.

Licensing, milestone and contract revenue

Licensing, milestone and contract revenue for the year ended December 31, 2017 was $5.6 million, compared to $0.4 million for 2016. The year-over-year increase was primarily the result of the recognition of milestone revenue during the year ended December 31, 2017. During the second quarter of 2017, we fully recognized revenue for a milestone payment of $5.0 million under Mitek MONOVISC Agreement as a result of U.S. MONOVISC 12-month end-user sales exceeding $100 million. We expect that our licensing, milestone and contract revenue in 2018 will be approximately equal to such revenue received in 2017.

Product gross profit and margin

Product gross profit for the year ended December 31, 2017 was $80.4 million, or 75% of product revenue, as compared with $78.9 million, or 77% of product revenue, for the year ended December 31, 2016. The increase in product gross profit was primarily due to the increased volume compared to the prior year, while the decrease in product gross margin was due to inventory write-offs in 2017, as well as initial start-up costs associated with our insourcing of the manufacturing of HYAFF-based products to the Company’s Bedford facility. We expect gross margin to remain at similar levels in 2018 with potential opportunities for improvement due to increased sales volume and manufacturing process improvements.

Research and development

Research and development expenses for the year ended December 31, 2017 increased by $8.1 million, or 75%, as compared to the prior year, mainly due to an increase in expenses for our HYALOFAST and CINGAL phase III clinical trials. We also increased our pre-clinical product development activities, including with respect to achieving a 510(k) clearance of an HA-based, injectable, calcium phosphate bone graft substitute material. Research and development expense as a percentage of total revenue was 17% in 2017 and 10% in 2016. Research and development spending is expected to increase in 2018 compared to 2017 as we further develop new products and line extensions and initiate new clinical trials based on our existing technology assets, including CINGAL and HYALOFAST, as well as increase early-stage activities for other products and line extensions in the pipeline, such as our research collaborations with the University of Massachusetts Amherst and the University of Liverpool.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2017 increased by $3.5 million, or 20%, as compared to 2016. The increase was primarily as a result of increased personnel related costs, external professional fees, and additions to our allowance for doubtful accounts. We expect selling, general and administrative expenses for 2018 will increase to reflect the support, including CINGAL pre-launch expenses and the implementation of improved operational and financial technology platforms, required to grow our business both domestically and internationally.

Income taxes

Provisions for income taxes were $14.4 million and $18.3 million for the years ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 of 4.9%, as compared to 2016, is primarily due to the revaluation of the deferred tax liability as a result of the Tax Cuts and Jobs Act tax reform legislation and an increased benefit from research and development activities. In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act, the Company has recorded a reasonable estimate of the impact on the consolidated financial statements. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation and implementation guidance of the 2017 Tax Act.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Years ended December 31,
	2017	2016
Statutory federal income tax rate	35.0%	35.0%
State tax expense, net of federal benefit	4.8%	4.5%
Impact of rate change on deferred taxes	(4.9)%	0.0%
Permanent items, including nondeductible expenses	0.6%	0.5%
State investment tax credit	(0.7)%	(0.1)%
Federal, state and foreign research and development credits	(1.4)%	(0.9)%
Foreign rate differential	0.5%	(0.1)%
Domestic production deduction	(2.8)%	(2.9)%
Effective income tax rate	31.1%	36.0%

As of December 31, 2017, we had gross net operating losses (“NOL”) for income tax purposes in Italy of $4.0 million with no expiration date. In connection with the preparation of the financial statements, we performed an analysis to ascertain if it was more likely than not that we would be able to utilize, in future periods, the net deferred tax assets associated with our NOL carry-forward. We have concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, we have not recorded a valuation allowance at December 31, 2017 or 2016.

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2014 through 2016 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2011 through 2016 tax years remain subject to examination by the appropriate governmental authorities for Italy.

Net income

For the year ended December 31, 2017, net income was $31.8 million, or $2.11 per diluted share, compared to $32.5 million, or $2.15 per diluted share, for the same period in the prior year. The decrease in net income and diluted earnings per share was primarily a result of increased expenses for our HYALOFAST and CINGAL phase III clinical trials and increases in personnel related costs, external professional fees, and additions to our allowance for doubtful accounts. These increased expenses are offset by increased total revenue and a decreased effective federal income tax rate as a result of the 2017 Income Tax Reform Legislation.

Year ended December 31, 2016 compared to year ended December 31, 2015

Statement of Operations Detail

	Years Ended December 31,
	2016	2015	$ Inc/(Dec)	%Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$102,932	$87,696	$15,236	17%
Licensing, milestone and contract revenue	447	5,303	(4,856)	(92%)
Total revenue	103,379	92,999	10,380	11%

Operating expenses:
Cost of product revenue	24,027	21,053	2,974	14%
Research & development	10,732	8,987	1,745	19%
Selling, general & administrative	18,013	14,825	3,188	22%
Total operating expenses	52,772	44,865	7,907	18%
Income from operations	50,607	48,134	2,473	5%
Interest income (expense), net	263	120	143	119%
Income before income taxes	50,870	48,254	2,616	5%
Provision for income taxes	18,323	17,496	827	5%
Net income	$32,547	$30,758	$1,789	6%
Product gross profit	$78,905	$66,643	$12,262	18%
Product gross margin	77%	76%

Total revenue

Total revenue for the year ended December 31, 2016 increased by $10.4 million to $103.4 million compared to the prior year. This increase was primarily due to the growth of our orthobiologics franchise, specifically an increase in global MONOVISC revenue, which was partially offset by our receipt of $5 million of milestone revenue in 2015 for the achievement of a target MONOVISC U.S. end user sales threshold.

Product revenue

Product revenue for the year ended December 31, 2016 was $102.9 million, an increase of $15.2 million, or 17%, compared to the prior year. Product revenue increases in our Orthobiologics and Dermal franchises were partially offset by moderate decreases in product revenue in our Surgical and Other franchises. Included in product revenue for the year ended December 31, 2015 was approximately $1.8 million and $0.5 millions of non-recurring revenue recorded in the second and third quarter of 2015, respectively, related to a high end-user average selling price for MONOVISC products sold to our U.S. partner, Mitek, prior to the fourth quarter of 2014. Products sold to Mitek after the third quarter of 2014 are not impacted by this arrangement, which will not result in additional related revenue.

	Years Ended December 31,
	2016	2015	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$89,695	$73,247	$16,448	22%
Dermal	2,759	2,266	493	22%
Surgical	5,427	5,812	(385)	(7%)
Other	5,051	6,371	(1,320)	(21%)
	$102,932	$87,696	$15,236	17%

Orthobiologics

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

Dermal

Dermal revenue increased $0.5 million, or 22%, in 2016 as compared to 2015. The increase primarily reflects revenue from the agreement we entered into with Medline Industries, Inc. to commercialize HYALOMATRIX in the United States on an exclusive basis through 2022.

Surgical

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

Other

Other product revenue includes revenues from ophthalmic and veterinary products. The other product revenue decreased in 2016 from 2015 due to a decrease in sales generated by our veterinary and ophthalmic franchises.

Licensing, milestone and contract revenue

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

Product gross profit and margin

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

Research and development

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

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2016 increased by $3.2 million, or 22%, as compared to 2015. The increase was primarily a result of increased headcount and external professional fees.

Income taxes

Provisions for income taxes were $18.3 million and $17.5 million for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate in 2016 of 0.3%, as compared to 2015, is primarily due to an increased benefit from research and development credits.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	Years ended December 31,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
State tax expense, net of federal benefit	4.5%	4.8%
Impact of rate change on deferred taxes	0.0%	0.0%
Permanent items, including nondeductible expenses	0.5%	(0.3%)
State investment tax credit	(0.1%)	0.0%
Federal, state and foreign research and development credits	(0.9%)	(0.4%)
Foreign rate differential	(0.1%)	0.1%
Domestic production deduction	(2.9%)	(2.9%)
Effective income tax rate	36.0%	36.3%

The decrease in permanent items, including nondeductible expenses, was mainly due to the impact on Anika S.r.l.’s long-term deferred tax assets for the decrease in Italy’s tax rate, effective January 1, 2017. The increase in the federal, state, and foreign research and development credit was mainly due to increased qualified research and development expenses.

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

Net income

For the year ended December 31, 2016, net income was $32.5 million, or $2.15 per diluted share, compared to $30.8 million, or $2.01 per diluted share, for the same period in the prior year. The increase in net income and diluted earnings per share was primarily a result of increased worldwide product revenue and improved operating profit.

Concentration of Risk

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users and most of whom are significantly larger companies than us. For the year ended December 31, 2017, five customers accounted for 83% of product revenue, with Mitek alone accounting for 73% of product revenue. We expect to continue to be dependent on a small number of large customers, especially Mitek, for the majority of our revenues for the foreseeable future, even with our implementation of a direct sales model for CINGAL in the United States. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments totaled $157.3 million and $124.8 million, and working capital totaled $193.3 million and $161.6 million, at December 31, 2017 and December 31, 2016, respectively. In addition, we have $50.0 million of available credit under our Senior Revolving Credit Facility as of December 31, 2017. We believe that we have adequate financial resources to support our business for at least the twelve months from the issuance date of our financial statements.

Cash provided by operating activities was $40.8 million, $24.4 million, and $39.9 million for 2017, 2016, and 2015, respectively. The increase in cash provided by operations was due primarily to increases in accounts payable and decreases in accounts receivable offset in part by increases in inventory.

Cash used in investing activities was $12.5 million, $6.8 million, and $30.2 million for 2017, 2016, and 2015, respectively. The increase in cash used in investing activities in 2017 as compared to 2016 was mainly the result of increased purchase of investments in 2017. In the fourth quarter of 2017, we completed all planned activities related to the strategic project at a cost of $23.0 million that we began in 2015 to insource the manufacturing of our HYAFF-based products to our Bedford, Massachusetts facility. Cash used in property and equipment investing activities decreased year-over-year in 2017 as the largest portion of the investment in this strategic project was made in 2016.

Cash provided (used) by financing activities was $0.3 million, ($24.0) million, and $1.1 million for 2017, 2016, and 2015, respectively. Cash provided by financing activities in 2017 was attributable to proceeds from the exercise of stock options. The increase in cash used in financing activities in 2016 as compared to 2015 was primarily attributable to the $25.0 million accelerated share repurchase program initiated in February 2016 and concluded in August 2016. For a description of the accelerated share repurchase program, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Accelerated Share Repurchase Program.”

Contractual Obligations and Other Commercial Commitments

The table below summarizes our non-cancelable operating leases, purchase commitments, and contractual obligations related to future periods which are not reflected in our consolidated balance sheet at December 31, 2017. Purchase commitments relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Leases (1)	$10,583	$1,879	$3,797	$3,596	$1,311
Purchase Commitments (2)	22,053	19,286	2,767	-	-
Year Ended December 31, 2017	$32,636	$21,165	$6,564	$3,596	$1,311

(1)

Includes a lease we entered into in January 2007, pursuant to which we lease our corporate headquarters facility, which consists of approximately 134,000 square feet of general office, research and development, and manufacturing space located in Bedford, Massachusetts. The lease has an initial term of ten and one-half years, and commenced in May 2007. In February 2017, we finalized the exercise of its first option under the lease to extend the terms from November 1, 2017 through October 31, 2022, including the determination of a new annual base rent of $1.5 million which is included in the disclosure above. No other terms of this lease were altered. We have an option under this lease to extend its lease-term for up to three additional periods subject to the condition that the Company notify the landlord that we are exercising each option at least one year prior to the expiration of the original or then-current term. The next two renewal options each extend the term an additional five years, while the final renewal option extends the term by six years. This schedule does not include the amounts that would be due if the company exercised the renewal options.

Also includes a lease entered into pursuant to which Anika S.r.l. leases its Italian facility. In October 2015, Anika S.r.l, entered into a build-to-suit lease agreement for a new European headquarters facility consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. This lease has an initial term of fifteen years which commenced in February 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. We have the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. As such, lease commitments through the ninth year are included in the table above. The lease provides for an initial yearly rent of approximately $0.3 million. See the section captioned “Item 2—Properties” in this Annual Report on Form 10-K for additional discussion regarding these leases.

(2)	Includes purchase commitments for materials, clinical trials, and other day to day business requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primary Market Risk Exposures

We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating and other needs, and obtain competitive returns subject to prevailing market conditions without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of high quality securities, including money market funds and bank certificates of deposits. The investments are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio of cash equivalents and investments is subject to interest rate fluctuations, changes in credit quality of the issuer, and other factors.

Foreign Exchange Risk

Our primary market risk exposures are in the area of currency exchange rate risk. A significant portion of Anika S.r.l.’s revenue and operating expenses are denominated in Euros. We are utilizing clinical vendors which are located in various countries outside of the United States and invoice us in their local currency. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. In addition, we have one major supplier contract denominated in a foreign currency. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash, accounts payable, and accounts receivable denominated in non-functional currencies. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuations for the contract on our financial statements was immaterial in 2017. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anika Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and of cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Anika Therapeutics, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2017

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$133,256	$104,261
Investments	24,000	20,500
Accounts receivable, net of reserves of $1,914 and $194 at December 31, 2017 and December 31, 2016, respectively	23,825	27,598
Inventories, net	22,035	15,983
Prepaid expenses and other current assets	3,211	2,098
Total current assets	206,327	170,440
Property and equipment, net	56,183	52,296
Other long-term assets	1,254	69
Intangible assets, net	10,635	10,227
Goodwill	8,218	7,214
Total assets	$282,617	$240,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,747	$2,303
Accrued expenses and other current liabilities	6,326	6,496
Total current liabilities	13,073	8,799
Other long-term liabilities	660	2,126
Deferred tax liability	5,393	6,548
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 14,688 and 14,627 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	147	146
Additional paid-in-capital	68,617	61,735
Accumulated other comprehensive loss	(4,784)	(7,317)
Retained earnings	199,511	168,209
Total stockholders’ equity	263,491	222,773
Total liabilities and stockholders’ equity	$282,617	$240,246

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Product Revenue	$107,783	$102,932	$87,696
Licensing, milestone and contract revenue	5,637	447	5,303
Total revenue	113,420	103,379	92,999

Operating expenses:
Cost of product revenue	27,364	24,027	21,053
Research & development	18,787	10,732	8,987
Selling, general & administrative	21,540	18,013	14,825
Total operating expenses	67,691	52,772	44,865
Income from operations	45,729	50,607	48,134
Interest income, net	473	263	120
Income before income taxes	46,202	50,870	48,254
Provision for income taxes	14,386	18,323	17,496
Net income	$31,816	$32,547	$30,758

Basic net income per share:
Net income	$2.18	$2.22	$2.06
Basic weighted average common shares outstanding	14,575	14,682	14,934
Diluted net income per share:
Net income	$2.11	$2.15	$2.01
Diluted weighted average common shares outstanding	15,068	15,116	15,321

Net income	$31,816	$32,547	$30,758
Foreign currency translation adjustment	2,533	(668)	(2,154)
Comprehensive income	$34,349	$31,879	$28,604

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, December 31, 2014	14,852	$149	$77,540	$104,904	$(4,495)	$178,098
Issuance of common stock for equity awards	185	1	1,073	-	-	1,074
Tax benefit related to equity awards	-	-	847	-	-	847
Stock-based compensation expense	-	-	2,225	-	-	2,225
Net income	-	-	-	30,758	-	30,758
Other comprehensive loss	-	-	-	-	(2,154)	(2,154)
Balance, December 31, 2015	15,037	$150	$81,685	$135,662	$(6,649)	$210,848
Issuance of common stock for equity awards	121	1	1,006	-	-	1,007
Tax benefit related to equity awards	-	-	647	-	-	647
Stock-based compensation expense	-	-	3,392	-	-	3,392
Repurchase of common stock	(531)	(5)	(24,995)	-	-	(25,000)
Net income	-	-	-	32,547	-	32,547
Other comprehensive loss	-	-	-	-	(668)	(668)
Balance, December 31, 2016	14,627	$146	$61,735	$168,209	$(7,317)	$222,773
Issuance of common stock for equity awards	61	1	313	-	-	314
Stock-based compensation expense	-	-	5,807			5,807
Cumulative effect of change in accounting for stock-based compensation	-	-	762	(514)	-	248
Net income	-	-	-	31,816	-	31,816
Other comprehensive income	-	-	-	-	2,533	2,533
Balance, December 31, 2017	14,688	$147	$68,617	$199,511	$(4,784)	$263,491

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$31,816	$32,547	$30,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,290	3,734	3,775
Loss on disposal of fixed assets	150	-	-
Stock-based compensation expense	5,807	3,392	2,225
Deferred income taxes	(1,198)	(65)	(747)
Provision for doubtful accounts	1,609	52	38
Provision for inventory	695	654	210
Non-cash impairment charges for IPR&D	-	-	697
Changes in operating assets and liabilities:
Accounts receivable	2,674	(6,201)	(4,996)
Inventories	(6,521)	(1,738)	(2,939)
Prepaid expenses, other current and long-term assets	(1,454)	(898)	89
Accounts payable	3,890	(5,059)	5,625
Accrued expenses and other current liabilities	(605)	1,566	(199)
Income taxes payable	367	(3,552)	5,484
Other long-term liabilities	(708)	16	(109)
Net cash provided by operating activities	40,812	24,448	39,911

Cash flows from investing activities:
Proceeds from maturity of investments	41,500	46,500	24,250
Purchase of investments	(45,000)	(39,249)	(45,251)
Purchase of property and equipment, net	(8,980)	(14,014)	(9,225)
Net cash used in investing activities	(12,480)	(6,763)	(30,226)

Cash flows from financing activities:
Repurchase of common stock	-	(25,000)	-
Proceeds from exercise of equity awards	314	1,007	1,074
Net cash (used in) provided by financing activities	314	(23,993)	1,074

Exchange rate impact on cash	349	(138)	(208)

Increase (Decrease) in cash and cash equivalents	28,995	(6,446)	10,551
Cash and cash equivalents at beginning of period	104,261	110,707	100,156
Cash and cash equivalents at end of period	$133,256	$104,261	$110,707
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,088	$22,826	$12,724
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,891	$1,257	$1,949
Build-to-suit lease agreement	$-	$1,723	$30

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

1. Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global, integrated orthopedic medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative tissue repair. The Company has over two decades of global expertise developing, manufacturing, and commercializing products based on the Company’s proprietary Hyaluronic Acid (“HA”) technology. The Company’s orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for the period. The translation adjustments resulting from this process are included in stockholders’ equity as a component of accumulated other comprehensive loss which resulted in a gain (loss) from foreign currency translation of $2.5 million, ($0.7) million, and ($2.2) million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company recognized a gain (loss) from foreign currency transactions of $0.7 million, ($0.3) million, and ($0.4) million during the years ended December 31, 2017, 2016, and 2015, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company’s financial assets have been classified as Levels 1 and 2. The Company’s financial assets (which include cash equivalents and investments) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data.

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

	December 31,
	2017	2016	2015
Balance, beginning of the year	$194	$167	$147
Amounts provided	1,609	52	38
Amounts written off	(6)	(16)	(3)
Translation adjustments	117	(9)	(15)
Balance, end of the year	$1,914	$194	$167

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

Product revenue also includes royalties. Royalty revenue is based on distributors’ sales and is recognized in the same period distributors record their sale of products manufactured by the Company. On a quarterly basis the Company records royalty revenue based upon sales provided to it by its distributor customers.

Pursuant to the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, a medical device excise tax (“MDET”) became effective on January 1, 2013 for sales of certain medical devices. Some of the Company’s product sales are subject to the provisions of the MDET. The Company elected to recognize any amounts related to the MDET under the gross method as allowed under ASC 605-45. Amounts included in revenues and costs of goods sold for the MDET in 2015 were immaterial. There were no amounts reported for 2016 and 2017 as the 2.3% MDET has been suspended by Congress from January 1, 2016 through 2020.

Licensing, Milestone and Contract Revenue

Licensing, milestone and contract revenue consists of revenue recognized on initial and milestone payments, as well as contractual amounts received from partners. The Company’s business strategy includes entering into collaborative license, development, and/or supply agreements with partners for the development and commercialization of the Company’s products. Under the milestone method, the Company recognizes a consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

1.	The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

2.	The consideration relates solely to past performance; and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

The terms of the agreements typically include non-refundable license fees, funding of research and development, and payments based upon achievement of certain milestones. The Company adopted ASU 2009-13, Revenue Recognition in January 2011, which amended ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”) to require the establishment of a selling price hierarchy for determining the allocable selling price of an item. Under ASC 605-25, as amended by ASU 2009-13, in order to account for an element as a separate unit of accounting, the element must have objective and reliable evidence of selling price of the undelivered elements. In general, non-refundable up-front fees and milestone payments that do not relate to other elements are recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds, mutual funds, and bank certificates of deposit with an original maturity of less than 90 days.

Investments

The Company’s investments consist of bank certificates of deposit with an original maturity of more than 90 days. The Company has designated all investments as available-for-sale, and therefore such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest income, net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company considers securities with maturities of three months or less from the purchase date to be cash equivalents.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior the expected recovery of the investment's amortized cost basis. During the years ended December 31, 2017 and 2016, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their cost basis.

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

As of December 31, 2017 and 2016, DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”), represented 68% and 66%, respectively, of the Company’s accounts receivable balance, no other single customer accounted for more than 10% of accounts receivable in either period.

Inventories

Inventories are stated at the lower of standard cost and net realizable value, with approximate cost determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit.

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

When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $22.0 million and $16.0 million as of December 31, 2017 and 2016, respectively, is stated net of inventory reserves of approximately $1.7 million and $0.9 million, respectively. If actual demand for the Company’s products deteriorates, or if market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are typically:

Asset	Estimated useful life (in years)
Computer equipment and software	3 - 5 years
Furniture and fixtures	5 - 7 years
Equipment	5-15 years
Leasehold improvements	Shorter of useful life or term of lease

Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. Fully depreciated assets are retained in the accounts until they are no longer used and no further charge for depreciation is made in respect of these assets. When an item is sold, retired or removed from service, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

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

To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company’s annual assessment for impairment of goodwill as of November 30, 2017 indicated that the fair value of its reporting unit exceeded the carrying value of the reporting unit.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. The Company estimates the fair value for IPR&D projects using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. During the fourth quarter of 2015, the Company performed an impairment review of its IPR&D projects as it reassessed its research and development strategy. In 2015, the Company recorded an impairment charge of $0.7 million due to the decision to discontinue further development efforts needed to commercialize the Hemostatic Patch in-process development project. The Company’s annual assessment for impairment of IPR&D indicated that the fair value of its other IPR&D assets as of November 30, 2017 and 2016 exceeded their respective carrying values.

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. The Company’s intangible assets are comprised of purchased developed technologies, patents, and trade names. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately five to sixteen years. The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Research and Development

Research and development costs consist primarily of clinical trials, salaries and related expenses for personnel, and fees paid to outside consultants and outside service providers, including costs associated with licensing, milestone and contract revenue. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants various types of equity-based awards, including restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance options, and stock options. The Company measures the compensation cost of award recipients’ services received in exchange for an award of equity instruments based on the grant date fair value of the underlying award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

For performance-based options with financial and business milestone achievement targets, the Company recognizes expense using the graded vesting methodology over the service period. Compensation cost associated with performance-based options is based on the probable outcome of the performance conditions. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related stock-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized, and any previously recognized compensation cost is reversed. The Company recorded $0.8 million, $0.3 million, and $0.4 million related to performance-based options in 2017, 2016, and 2015, respectively.

See Note 12, Equity Incentive Plan, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the types of stock-based awards granted, the compensation expense related to such awards, and detail of equity-based awards outstanding.

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

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the criteria established by ASC 280, Segment Reporting, the Company has one operating and reportable segment.

Contingencies

In the normal course of business, the Company is involved from time-to-time in various legal proceedings and other matters such as contractual disputes, which are complex in nature and have outcomes that are difficult to predict. The Company records accruals for loss contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company considers all relevant factors when making assessments regarding these contingencies. Although the outcomes of any potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of any potential legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

Subsequent Events

Events occurring subsequent to December 31, 2017 have been evaluated for potential recognition or disclosure in the consolidated financial statements. As a result of the evaluation, no subsequent events were required to be recognized or disclosed.

Recent Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued a one-year deferral making it effective for annual reporting periods by public business entities beginning on or after December 15, 2017 while also providing for early adoption not to occur before the original effective date. The Company adopted the new standard on a modified retrospective basis on January 1, 2018.

The Company developed an implementation plan to assess the impact of the new guidance on its operations, financial results, and related disclosures. To date, the Company has substantially completed its assessment of the potential areas of the balance sheet and financial statement components impacted. The Company has prepared its accounting policy memorandum and assessment of the quantitative impact of adoption, including the impact of the new guidance on its results of operations and internal controls. Based on procedures performed to date, the Company has concluded that the adoption of the new standard will not have a material impact on its annual revenues. The Company does not anticipate a material adjustment to beginning retained earnings as of the adoption on January 1, 2018.

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

Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation (Topic 718) Stock Compensation. The ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. ASU 2016-09 is effective as of January 1, 2017. Since January 1, 2017, the Company has recognized excess tax benefits and tax deficiencies related to share-based payments in the Consolidated Statements of Operations and Comprehensive Income as a component of the provision for income taxes on a prospective basis. Such excess tax benefits and tax deficiencies were previously recorded in equity. The Company also began presenting tax-related cash flows resulting from share-based payments as operating activities in the Consolidated Statements of Cash Flows and retrospectively revised prior periods to reflect this provision. Accordingly, the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, was revised by increasing net cash provided by operating activities by $0.6 million and $0.8 million and by decreasing net cash used in financing activities by $0.6 million and $0.8 million, respectively. Lastly, as of January 1, 2017, the Company elected to recognize forfeitures as they occur rather than estimate forfeitures each period on a modified retrospective basis. Accordingly, the Company recognized a cumulative $0.5 million reduction to retained earnings at the beginning of 2017. Previously, the Company used historical data on the exercise of stock options and other factors to evaluate and estimate the expected term of share-based awards to evaluate actual forfeiture rates periodically and adjusted the expected forfeiture rate assumption within the model. See Note 16, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the impacts on the consolidated financial statements.

3. Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held bank certificates of deposits of $24.0 million and $20.5 million at December 31, 2017 and 2016, respectively. There were no unrealized gains or losses on the Company’s available-for-sale securities at December 31, 2017 or 2016.

4. Fair Value Measurements

The Company’s investments are all classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued based quoted prices in active markets. Level 2 are based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. For cash and cash equivalents, current receivables, accounts payable, interest accrual and short-term debts, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below.

The fair value hierarchy of the Company’s cash equivalents and investments at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market fund	$5,893	$5,893	$-	$-
Bank certificates of deposit	500	-	500	-
Total cash equivalents	$6,393	$5,893	$500	$-

Investments:
Bank certificates of deposit	$24,000	$-	$24,000	$-

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	(Level 3)
Cash equivalents:
Money market funds	$68,352	$-	$68,352	$-
Bank certificates of deposit	750	-	750	-
Total cash equivalents	$69,102	$-	$69,102	$-

Investments:
Bank certificates of deposit	20,500	-	20,500	-
Total investments	$20,500	$-	$20,500	$-

The Company did not have transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company’s exchange traded money market fund is reported as a Level 1 cash equivalent, previously it was reported as Level 2 cash equivalent.

5. Earnings per Share (“EPS”)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested RSA’s, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, stock appreciation rights (“SAR’s”), RSA’s, and RSU’s using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	Years Ended December 31,
	2017	2016	2015
Shares used in the calculation of basic earnings per share	14,575	14,682	14,934
Effect of dilutive securities:
Stock options, SAR's, RSA's and RSU's	493	434	387
Diluted shares used in the calculation of earnings per share	15,068	15,116	15,321

Stock options to purchase 0.5 million shares, 0.4 million shares, and 0.2 million shares for the years ended December 31, 2017, 2016, and 2015, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. The anti-dilutive restricted shares for the years 2017, 2016 and 2015 were not significant.

At December 31, 2017, 2016, and 2015, 0.1 million shares of issued and outstanding unvested RSA’s were excluded from the basic earnings per share.

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

On August 26, 2016, the Company settled the approximately $7.5 million remaining under the ASR Agreement, which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders' equity in the consolidated balance sheet as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price was determined at the end of the applicable purchase period, which was August 26, 2016. Based on the volume-weighted average price since the effective date of the ASR Agreement less the applicable contractual discount, Morgan Stanley delivered 0.1 million additional shares to the Company on August 31, 2016. In total, 0.5 million shares were repurchased under the ASR Agreement at an average repurchase price of $47.08 per share. These shares are held by the Company as authorized but unissued shares pursuant to Massachusetts law. The initial and final delivery of shares resulted in immediate reductions of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.

6. Inventories

Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$11,296	$5,884
Work-in-process	6,062	5,559
Finished goods	4,677	4,540
Total	$22,035	$15,983

7. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2017	2016
Equipment and software	$37,137	$27,456
Furniture and fixtures	1,947	1,126
Leasehold improvements	31,459	27,796
Construction in progress	5,830	22,695
Subtotal	76,373	79,073
Less accumulated depreciation	(20,190)	(26,777)
Total	$56,183	$52,296

Construction-in-progress at December 31, 2017, primarily represents the costs incurred for the implementation of a new ERP that was placed in service in January 2018. Construction-in-progress at December 31, 2016 primarily represented the costs being incurred in our strategic project that we began in 2015 to insource the manufacturing of our HYAFF-based products to our Bedford, Massachusetts facility, which was placed in service in December 2017. In 2017 we retired $9.8 million of fully depreciated assets that were no longer in use.

Depreciation expense was $3.3 million, $2.7 million, and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

8. Acquired Intangible Assets, Net

Intangible assets consist of the following:

		December 31, 2017			December 31, 2016
	Gross Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$17,100	$(2,550)	$(7,723)	$6,827	$(3,442)	$(6,816)	$6,842	15
In-process research & development	4,406	(1,015)		3,391	(1,433)	-	2,973	Indefinite
Distributor relationships	4,700	(415)	(4,285)	-	(415)	(4,285)	-	5
Patents	1,000	(152)	(431)	417	(207)	(381)	412	16
Elevess trade name	1,000	-	(1,000)	-	-	(1,000)	-	9
Total	$28,206	$(4,132)	$(13,439)	$10,635	$(5,497)	$(12,482)	$10,227

On December 30, 2009, in connection with the acquisition of Anika S.r.l., the Company purchased various intangible assets.

In 2015, the Company recorded an impairment charge totaling $0.7 million to write-off in-process research and development that was recorded in connection with its acquisition of Anika S.r.l. Subsequent to an evaluation in the fourth quarter of the ongoing research and development efforts surrounding the Hemostatic Patch IPR&D project, the Company determined it would discontinue further development efforts needed to commercialize this technology. As a result of this decision, an impairment charge was recorded. These amounts are included in research and development expenses on the Company’s consolidated statements of operations.

The Company performed an annual assessment of IPR&D intangible assets as of November 30, 2017.  Based upon that assessment, for the fiscal year 2017 there were no events or changes in circumstances that would result in a change in the carrying value of IPR&D.

Total amortization expense was $1.0 million, $1.1 million, and $1.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense on intangible assets is expected to be approximately $1.0 million in 2018, $1.0 million annually through 2021, and approximately $3.1 million in aggregate thereafter.

9. Goodwill

The Company completed its annual impairment review as of November 30, 2017 and concluded that no impairment in the carrying value exists as of that date with respect to goodwill. Through December 31, 2017, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

	December 31,
	2017	2016

Balance, beginning	$7,214	$7,482
Effect of foreign currency adjustments	1,004	(268)
Balance, ending	$8,218	$7,214

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
Compensation and related expenses	$2,893	$3,089
Facility construction costs	-	804
Research grants	419	463
Clinical trial costs	2,318	227
Professional fees	448	802
Deferred rent	-	231
Other	248	880
Total	$6,326	$6,496

11. Commitments and Contingencies

Leasing Arrangements

On October 9, 2015, our Italian subsidiary, Anika Therapeutics S.r.l. (“Anika S.r.l.”) entered into a build-to-suit lease agreement with Consorzio Zona Industriale E Porto Fluviale di Padova (“ZIP”) as landlord, pursuant to which Anika S.r.l. leases a new European headquarters facility, consisting of approximately 33,000 square feet of general office, research and development, training, and warehousing space located in Padova, Italy. The lease has an initial term of fifteen years, which commenced on March 1, 2017. The lease will automatically renew for up to three additional six-year terms, subject to certain terms and conditions. The Company has the ability to withdraw from this lease subject to certain financial penalties after six years and with no penalties after the ninth year. Beginning on the commencement date, the lease provides for an initial yearly rent of approximately $0.3 million.

Construction of the new facility commenced during the first quarter of 2016. During the period of construction, the Company was the deemed owner of the facility. Accordingly, the landlord's costs of constructing the facility were capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in the Company’s consolidated balance sheet. When the construction concluded on March 1, 2017, the Company removed the construction-in-process asset of $3.1 million and related liability from its consolidated balance sheet. The Company commissioned ZIP for additional tenant improvements of $0.8 million, which are recorded within Other long-term assets. The lease is accounted for as an operating lease based on the Company’s assessment of the applicable accounting principles.

Prior to April 2017, Anika S.r.l. leased approximately 28,000 square feet of laboratory, warehouse, and office space in Abano Terme, Italy that served as headquarters for Anika S.r.l. On December 29, 2016 Anika S.r.l. notified the landlord of its intention to terminate the lease agreement as of March 31, 2017.

Rental expense in connection with the various facility leases totaled $1.8 million, $1.3 million, and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increased expense in 2017 is primarily a result of finalizing the exercise of our first option under the lease to extend the terms from November 1, 2017 through October 31, 2022, including the determination of a new annual base rent for the Company’s headquarters facility in Bedford, Massachusetts.

The Company’s future lease commitments as of December 31, 2017 are as follows:

2018	$1,879
2019	1,880
2020	1,916
2021	1,924
2022	1,673
2023 and thereafter	1,311
Total	$10,583

Warranty and Guarantor Arrangements

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligence or acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company has no accrued warranties at December 31, 2017 or 2016, respectively, and has no history of claims paid.

Legal Proceedings

The Company is involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of potential legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

12. Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. Stock Option and Incentive Plan, as amended, (the “2003 Plan”) provides for grants of nonqualified and incentive stock options, common stock, RSA’s, RSU’s, and SAR’s to employees, directors, officers, and consultants. The 2003 Plan was originally approved by the Board of Directors on April 4, 2003, approved by the Company’s shareholders on June 4, 2003, and reserved 1,500,000 shares of common stock for grant pursuant to its terms.

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

At the 2011 Annual Meeting of Stockholders on June 7, 2011, the shareholders of the Company approved the Anika Therapeutics, Inc. Second Amended and Restated Stock Option and Incentive Plan (the “2003 Plan”), which, among other things, increased the number of shares reserved for issuance under the Company’s predecessor stock option and incentive plan by 800,000 to 3,150,000 shares. Pursuant to this amendment and restatement to the 2003 Plan approved by the Company’s shareholders, each share award issued after June 7, 2011 other than stock options or SAR’s will reduce the number of total shares available for grant by 1.9 shares.

At the 2013 Annual Meeting of Stockholders on June 18, 2013, the shareholders of the Company approved an additional amendment to the Amended 2003 Plan, which, among other things, increased the number of shares reserved for issuance under the Company’s stock option and incentive plan by 650,000 to 3,800,000 shares. Pursuant to this amendment and restatement to the 2003 Plan approved by the Company’s shareholders, each share award issued after June 18, 2013 other than stock options or SAR’s will reduce the number of total shares available for grant by 1.5 shares.

On June 13, 2017, the Company’s shareholders approved the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2003 Plan, as the plan under which future grants to employees, directors, officers, and consultants will be made. The 2017 Plan was originally approved by the Company’s Board of Directors on March 31, 2017. The terms of the 2017 Plan provide for the grant of incentive stock options, nonqualified stock options, SAR’s, RSA’s, RSU’s, and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s shareholders, each share award other than stock options or SAR’s will reduce the number of total shares available for grant by 2.0 shares. Subject to adjustment for specified types of changes in our capitalization, no more than 1.2 million shares of common stock may be issued under the 2017 Plan. There are 1.1 million shares available for future grant at December 31, 2017.

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

The expected volatility assumption is evaluated against the historical volatility of the Company’s common stock over a four-year average, and it is adjusted if there are material changes in historical volatility. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant.

The fair value of each stock option during 2017, 2016, and 2015 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2017			2016			2015
Risk free interest rate	1.60%	-	1.86%	0.94%	-	1.55%	1.15%	-	1.46%
Expected volatility	38.74%	-	44.31%	47.33%	-	51.61%	53.15%	-	54.65%
Expected life (years)		4.0			4.5			4.5
Expected dividend yield		0.00%			0.00%			0.00%

Stock Options and Restricted Stock

During the year ended December 31, 2017, a total of 85,109 stock options and 26,306 RSA’s were granted under the 2017 Plan, and a total of 407,635 stock options were granted under the 2003 Plan. The stock options granted to employees become exercisable or vest ratably over a three-year period. In January 2017, the Company executed its annual grant under the 2003 Plan of 9,970 RSU’s to non-employee directors; these RSU’s vest over a one-year period.

The Company recorded $5.8 million, $3.4 million, and $2.2 million of stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively, for stock options, SAR’s, RSA’s and RSU’s. The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	2017	2016	2015
Cost of product revenue	$439	$148	$42
Research & development	564	467	269
Selling, general & administrative	4,804	2,777	1,914
Total stock-based compensation expense	$5,807	$3,392	$2,225

Combined stock options and SAR’s activity under the Company’s plans is summarized as follows for the years ended December 31, 2017 and 2016, respectively:

	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
	Shares	Share	Shares	Share
Options and SAR's outstanding at beginning of year	979,569	$26.15	762,260	$18.75
Granted	440,688	$50.22	354,275	$40.77
Cancelled	(74,527)	$45.56	(58,841)	$30.05
Expired	(589)	$32.86	(3,310)	$11.37
Exercised	(17,941)	$20.56	(74,815)	$15.46
Options and SAR's outstanding at end of year	1,327,200	$33.70	979,569	$26.15

All the 1,327,200 stock options and SAR’s outstanding at December 31, 2017 are vested or are expected to vest, with a weighted-average exercise price of $33.70 as well as an aggregate intrinsic value of $27.6 million related to these awards. The weighted average remaining contractual term of the vested and expected to vest stock options and SAR’s was 7.0 years as of December 31, 2017.

As of December 31, 2017, total unrecognized compensation costs related to non-vested stock options and SAR’s was approximately $7.6 million and is expected to be recognized over a weighted average period of 2.1 years.

The exercisable options and SAR’s at December 31, 2017 are as follows:

	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
Incentive stock options	182,472	$14.12	4.3
Nonqualified stock options	374,211	$20.18	5.3
Performance options	32,598	$38.79	7.7
SAR's	35,250	$6.36	2.1

The aggregate intrinsic value of stock options and SAR’s fully vested at December 31, 2017 and 2016 was $22.0 million and $16.7 million, respectively. The aggregate intrinsic value of stock options and SAR’s outstanding at December 31, 2017 and 2016 was $27.6 million and $22.3 million, respectively.

The total intrinsic value of stock options and SAR’s exercised was $0.5 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively.

The total fair value of stock options and SAR’s vested during the years ended December 31, 2017 and 2016 was approximately $2.1 and $1.3 million, respectively.

The Company received $0.3 million and $1.0 million for exercises of stock options during the years ended December 31, 2017 and 2016, respectively.

The RSA and RSU activity for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at Beginning of year	207,077	$36.44	150,384	$34.29
Granted	67,567	$52.03	87,158	$38.11
Cancelled	-	$-	(4,950)	$36.20
Expired	-	$-	-	$-
Vested/Released	(45,418)	$35.32	(25,515)	$33.35
Unvested at end of year	229,226	$42.47	207,077	$36.44

The total fair value of RSA’s and RSU’s vested during the years ended December 31, 2017 and 2016 was $2.3 million and $1.0 million.

13. Employee Benefit Plan

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make 140% matching contributions up to a limit of 5% of an employee’s eligible compensation. In addition, the Company may make annual discretionary contributions. The Company made matching contributions of $0.6 million, $0.6 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

15. Revenue by Product Group, by Significant Customer and by Geographic Location; Geographic Information

Product revenue by product group is as follows:

	Years Ended December 31,
	2017		2016		2015
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Orthobiologics	$93,816	87%	$89,695	87%	$73,247	84%
Dermal	2,755	3%	2,759	3%	2,266	2%
Surgical	5,262	5%	5,427	5%	5,812	7%
Other	5,950	5%	5,051	5%	6,371	7%
	$107,783	100%	$102,932	100%	$87,696	100%

Product revenue from our sole significant customer, Mitek, as a percentage of our total product revenue was 73%, 75%, and 72% for the years ended December 31, 2017, 2016, and 2015, respectively.

ORTHOVISC became available for sale in the United States on March 1, 2004, and it is marketed exclusively by Mitek under the terms of an initial ten-year licensing, distribution, supply, and marketing agreement entered into in December 2003. The agreement was extended by Mitek for additional five-year terms in 2012 and in 2017, with the current agreement to expire on December 20, 2023.

In December 2011, the Company entered into a fifteen-year licensing agreement with Mitek to exclusively market MONOVISC in the United States. The agreement provides certain milestone payments to the Company when rolling end-user sales of U.S. MONOVISC exceed certain target sales goals. For the years ended December 31, 2017, 2016, and 2015, the Company recognized milestone revenue of $5.0 million, $0.0 million, and $5.0 million, respectively, as a result of MONOVISC achieving end-user sales in 2015 of $50 million within a consecutive 12-month period, and end-user sales in 2017 of $100 million within a consecutive 12-month period. Under the terms of the agreement, there are additional milestone revenue that may be achieved in future years.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue are as follows:

	Years Ended December 31,
	2017		2016		2015
	Total	Percentage of	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$92,905	82%	$83,972	81%	$76,621	82%
Europe	12,435	11%	10,953	11%	8,756	9%
Other	8,080	7%	8,454	8%	7,622	9%
Total	$113,420	100%	$103,379	100%	$92,999	100%

The Company recorded licensing, milestone, and contract revenue of $5.6 million, $0.4 million, and $5.3 million for the years ended December 31, 2017, 2016, and 2015, respectively; substantially all was derived in the United States with the exception of 2016 which was derived in the Middle East and Latin America.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net tangible long-lived assets by principal geographic areas are as follows:

	Years Ended December 31,
	2017	2016
United States	$52,828	$49,140
Italy	3,355	3,156
Total	$56,183	$52,296

16. Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”) tax reform legislation. This legislation makes significant changes to the U.S. tax law, including a reduction in the corporate tax rate from the current rate of 35% to 21% starting in 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the future rate. This revaluation resulted in a $2.3 million income tax benefit in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the 2017 Tax Act did not have a material impact on the 2017 consolidated financial statements.

In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act, the Company has recorded a reasonable estimate of the impact on the consolidated financial statements. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation and implementation guidance of the 2017 Tax Act. The Company does not expect a significant adjustment to the recorded amounts.

Income Tax Expense

The components of the Company’s income before income taxes and its provision for (benefit from) income taxes consist of the following:

	Years ended December 31,
	2017	2016	2015
Income before income taxes
Domestic	$48,446	$50,181	$48,608
Foreign	(2,244)	689	(354)
	$46,202	$50,870	$48,254

	Years ended December 31,
	2017	2016	2015
Provision for (benefit from) income taxes:
Current provision:
Federal	$12,608	$14,982	$14,572
State	2,737	3,265	3,635
Foreign	31	302	249
	15,376	18,549	18,456
Deferred provision:
Federal	(426)	(70)	(370)
State	(68)	(84)	(33)
Foreign	(496)	(72)	(557)
	(990)	(226)	(960)
Total provision	$14,386	$18,323	$17,496

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forward, foreign	$959	$1,253
Stock-based compensation expense	2,309	1,882
Foreign currency exchange	265	677
Accrued expenses and other	496	308
Inventory reserve	740	640
Deferred tax assets	$4,769	$4,760

	December 31,
	2017	2016
Deferred tax liabilities:
Acquisition-related Intangibles	$(2,743)	$(2,932)
Depreciation	(7,419)	(8,376)
Deferred tax liabilities	$(10,162)	$(11,308)

Net deferred tax liabilities	$(5,393)	$(6,548)

Tax Rate

The reconciliation between the U.S. federal statutory rate and the Company’s effective rate is summarized as follows:

	Years ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	4.8%	4.5%	4.8%
Impact of rate change on deferred taxes	(4.9%)	0.0%	0.0%
Permanent items, including nondeductible expenses	0.6%	0.5%	(0.3%)
State investment tax credit	(0.7%)	(0.1%)	0.0%
Federal, state and foreign research and development credits	(1.4%)	(0.9%)	(0.4%)
Foreign rate differential	0.5%	(0.1%)	0.1%
Domestic production deduction	(2.8%)	(2.9%)	(2.9%)
Effective income tax rate	31.1%	36.0%	36.3%

As of December 31, 2017, the Company had NOL’s for income tax purposes in Italy of $4.0 million that do not expire.

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2017 and 2016, respectively. The Company does not anticipate experiencing any significant increases or decreases in its unrecognized tax benefits within the twelve months following December 31, 2017.

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2014 through 2016 tax years remain subject to examination by the IRS and other taxing authorities for U.S. federal and state tax purposes. The 2011 through 2016 tax years remain subject to examination by the appropriate governmental authorities for Italy.

Upon the settlement of certain stock-based awards (i.e., exercise, vesting, forfeiture, or cancellation), the actual tax deduction is compared with cumulative financial reporting compensation cost, and any excess tax deduction related to these awards is considered a windfall tax benefit. With the adoption of ASU 2016-09 in 2017, the Company records windfall tax benefits to income tax expense. Prior to the adoption of ASU 2016-09, such benefits were tracked in a “windfall tax benefit pool” as part of additional paid-in capital. The Company follows the with-and-without approach for the direct effects of windfall/shortfall items and to determine the timing of the recognition of any related benefits. The Company recorded a windfall tax benefit in income tax expense of $0.4 million in 2017. The amount of excess tax benefits previously recognized through additional paid-in capital was $0.6 million and $0.9 million in 2016 and 2015, respectively.

17. Revolving Credit Agreement

On October 24, 2017, the Company, as borrower, entered into a new five-year agreement with Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, for a $50.0 million senior revolving line of credit (the “Credit Agreement”). Subject to certain conditions, the Company may request up to an additional $50.0 million in commitments for a maximum aggregate commitment of $100.0 million, which requests must be approved by the Revolving Lenders (as defined in the Credit Agreement). Loans under the Credit Agreement generally bear interest equal to, at the Company’s option, either: (i) LIBOR plus the Applicable Margin, as defined below, or the (ii) Base Rate, defined as the highest of: (a) the Federal Funds Rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) the one month LIBOR adjusted daily plus 1.0%, plus the Applicable Margin. The Applicable Margin ranges from 0.25% to 1.75% based on the Company’s consolidated leverage ratios at the time of the borrowings under the Credit Agreement. The Company has agreed to pay a commitment fee in an amount that is equal to 0.25% per annum on the actual daily unused amount of the credit facility and that is due and payable quarterly in arrears. Loan origination costs are included in Other long-term assets and are being amortized over the five-year term of the Credit Agreement. As of December 31, 2017, there are no outstanding borrowings under the Credit Agreement and the Company is in compliance with the terms of the Credit Agreement.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the Lenders (as defined in the Credit Agreement). The covenants include restrictions governing the Company’s leverage ratio and interest coverage ratio, its incurrence of liens and indebtedness, and its entry into certain merger and acquisition transactions or dispositions and other matters, all subject to certain exceptions. The financial covenants require the Company not to exceed certain maximum leverage and interest coverage ratios. The Lenders have been granted a first priority lien and security interest in substantially all of the Company’s assets, except for certain intangible assets.

18. Quarterly Financial Data (Unaudited)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2017	December 31	September 30	June 30	March 31
Product revenue	$28,884	$27,178	$28,340	$23,381
Total revenue	29,388	27,184	33,462	23,386
Cost of product revenue	8,716	6,250	6,315	6,083
Gross profit on product revenue	20,168	20,928	22,025	17,298
Net income	$8,067	$6,887	$11,369	$5,493
Per common share information:
Basic net income per share	$0.55	$0.47	$0.78	$0.38
Basic common shares outstanding	14,596	14,579	14,588	14,576
Diluted net income per share	$0.53	$0.46	$0.76	$0.37
Diluted common shares outstanding	15,141	15,115	15,044	15,043

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Year 2016	December 31	September 30	June 30	March 31
Product revenue	$28,296	$25,783	$26,575	$22,278
Total revenue	28,726	25,789	26,581	22,283
Cost of product revenue	7,539	4,998	6,065	5,425
Gross profit on product revenue	20,757	20,785	20,510	16,853
Net income	$8,085	$8,952	$8,615	$6,895
Per common share information:
Basic net income per share	$0.56	$0.61	$0.59	$0.46
Basic common shares outstanding	14,538	14,625	14,679	14,875
Diluted net income per share	$0.54	$0.59	$0.57	$0.45
Diluted common shares outstanding	14,979	15,077	15,111	15,307

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2017 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control—Integrated Framework.

Based on its assessment and those criteria, our management believes that our company maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Anika Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

	Restated Articles of Organization, as amended, of Anika Therapeutics, Inc. (with date of filing with Secretary of State of the Commonwealth of Massachusetts):

3.1a	(a) Restated Articles of Organization (April 29, 1993)		10-K	March 13, 2015	3.1a
3.1b	(b) Certificate of Correction (November 10, 1993)		10-K	March 13, 2015	3.1b
3.1c	(c) Certificate of Vote of Directors Establishing a Series of a Class of Stock (May 18, 1995)		10-K	March 13, 2015	3.1c
3.1d	(d) Articles of Amendment (January 9, 1997)		10-QSB	January 14, 1997	3.1
3.1e	(e) Certificate of Vote of Directors Establishing a Series of a Class of Stock (April 7, 1998)		10-K	March 13, 2015	3.1e
3.1f	(f) Articles of Amendment (June 3, 1998)		10-QSB	August 14, 1998	3.1
3.1g	(g) Articles of Amendment (April 4, 2008)		10-K	March 9, 2009	3.7
3.1h	(h) Articles of Amendment (June 8, 2016)		10-Q	August 1, 2016	3.1h
3.2	Amended and Restated Bylaws of Anika Therapeutics, Inc.		10-Q	August 14, 2002	3.6
4.1	Shareholder Rights Agreement, dated as of April 7, 2008, between Anika Therapeutics, Inc. and American Stock Transfer & Trust Company		8-A12B	April 7, 2008	4.1
10.1	Lease, dated January 3, 2007, between Anika Therapeutics, Inc. and Farley White Wiggins, LLC, relating to 32 Wiggins Avenue, Bedford, Massachusetts		8-K	January 10, 2007	10.1
10.1a	Amendment No. 1 to Lease, dated February 1, 2007, between Anika Therapeutics, Inc. and Farley White Wiggins, LLC, relating to 32 Wiggins Avenue, Bedford, Massachusetts		10-K	February 24, 2017	10.a
10.2	Lease Agreement, dated December 30, 2009, between Fidia Farmaceutici S.p.A. and Fidia Advanced Biopolymers S.r.l., relating to Via Ponte della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		8-K	January 6, 2010	10.2
10.2a	Amendment No. 1 to Lease Agreement, dated June 18, 2010, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.2
10.2b	Amendment No. 2 to Lease Agreement, dated September 20, 2010, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.3
10.2c	Translation of Amendment No. 3 to Lease Agreement, dated April 16, 2012, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.4
10.2c	Translation of Amendment No. 3 to Lease Agreement, dated April 16, 2012, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.4

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.2d	Translation of Amendment No. 4 to Lease Agreement, dated February 22, 2016, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.) relating to Via Ponte Della Fabbrica 3/A and 3/B Abano Terme, Padua, Italy		10-Q	May 3, 2016	10.5
10.3	Translation of Lease Agreement, dated October 9, 2015, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517		8-K	October 14, 2015	10.1
10.3a	Translation of Amendment No. 1 to Lease Agreement, dated February 2, 2017, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517		10-K	February 24, 2017	10.3a
	Credit Agreement with Bank of America, N.A.:
10.4a	(a) Credit Agreement, dated as of October 24, 2017, among Anika Therapeutics, Inc., certain subsidiaries of Anika Therapeutics, Inc. as are or may from time to time become parties to the Credit Agreement, Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, and the lenders party thereto.		10-Q	October 27, 2017	10.1
10.4b	(b) Security and Pledge Agreement, dated as of October 24, 2017, among Anika Therapeutics, Inc., certain subsidiaries of Anika Therapeutics, Inc. listed on the signature pages thereto, and Bank of America, N.A., as administrative agent.		10-Q	October 27, 2017	10.2
10.5	Sale and Purchase Agreement, dated December 30, 2009, by and between Fidia Farmaceutici S.p.A. and Anika Therapeutics, Inc.		8-K	January 6, 2010	2.1
10.6	Tolling Agreement, dated December 30, 2009, between Fidia Farmaceutici S.p.A. and Fidia Advanced Biopolymers S.r.l.		8-K	January 6, 2010	10.3
10.6a	Amendment No. 1 to Tolling Agreement, dated January 1, 2012, between Fidia Farmaceutici S.p.A. and Anika Therapeutics S.r.l. (formerly Fidia Advanced Biopolymers S.r.l.)		10-K	February 24, 2017	10.6a
10.7	Registration Rights Agreement, dated December 30, 2009, between Anika Therapeutics, Inc. and Fidia Farmaceutici S.p.A.		8-K	January 6, 2010	10.1
*10.8	License Agreement, dated as of December 20, 2003, by and between Anika Therapeutics, Inc. and Ortho Biotech Products, L.P.		10-K	March 30, 2004	10.38
*10.9	License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc.		8-K	December 22, 2011	10.1
	2003 Stock Option and Incentive Plan:
†10.10a	(a) Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 5, 2011)		8-K	June 10, 2011	10.1
†10.10b	(b) Amendment to Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 11, 2013)		8-K	June 21, 2013	10.1

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

†10.10c	(c) Form of Incentive Stock Option Agreement		8-K	October 5, 2004	10.3
†10.10d	(d) Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	October 5, 2004	10.4
†10.10e	(e) Form of Performance Share Award Agreement		8-K	February 6, 2008	10.3
†10.10f	(f) Form of Restricted Deferred Stock Unit Award Agreement for Non-Employee Directors		10-K	March 9, 2009	10.25
†10.10g	(g) Form of Restricted Stock Award Agreement for Employees		10-K	March 12, 2008	10.27
†10.10h	(h) Form of Stock Appreciation Right Agreement for Employees		10-Q	May 9, 2006	10.1
†10.10i	(i) Form of Stock Appreciation Right Agreement for Non-Employee Directors		10-Q	May 9, 2006	10.2
†10.11	Anika Therapeutics, Inc. Senior Executive Incentive Compensation Plan		8-K	February 6, 2008	10.2
†10.12	Anika Therapeutics, Inc. Non-Employee Director Compensation Policy		10-K	March 12, 2008	10.28
†10.13a	Employment Agreement, dated March 22, 2010, between Anika Therapeutics, Inc. and Sylvia Cheung		10-K	May 5, 2014	10.42
†10.13b	Amendment No. 1 to the Employment Agreement, dated December 8, 2010, by and between Anika Therapeutics, Inc. and Sylvia Cheung		10-K	May 5, 2014	10.43
†10.14a	Employment Agreement, dated September 10, 2009, between Anika Therapeutics, Inc. and Frank J. Luppino		8-K	September 14, 2009	10.1
†10.14b	Amendment No. 1 to Employment Agreement, dated December 1, 2010, by and between Anika Therapeutics, Inc. and Frank J. Luppino		10-K	March 16, 2011	10.35
†10.15a	Employment Agreement, dated September 10, 2009, between Anika Therapeutics, Inc. and William J. Mrachek		8-K	September 14, 2009	10.2
†10.15b	Amendment No. 1 to Employment Agreement, dated December 1, 2010, by and between Anika Therapeutics, Inc. and William J. Mrachek		10-K	March 16, 2011	10.36
†10.16	Employment Agreement, dated October 17, 2008, between Anika Therapeutics, Inc. and Kevin Quinlan		8-K	October 22, 2008	10.2
†10.17a	Employment Agreement, dated October 17, 2008, between Anika Therapeutics, Inc. and Charles H. Sherwood, Ph.D.		8-K	October 22, 2008	10.1
†10.17b	Amendment No. 1 to Employment Agreement, dated December 8, 2010, by and between Anika Therapeutics, Inc. and Charles H. Sherwood, Ph.D.		10-K	March 16, 2011	10.33
†10.18	Separation Agreement, effective November 26, 2014, by and between Anika Therapeutics, Inc. and Carol Barnett		10-K	March 13, 2015	10.16
†10.19	Separation Agreement, effective November 7, 2014, by and between Anika Therapeutics, Inc. and John W. Sheets		10-K	March 13, 2015	10.17
†10.20	Consulting Agreement, effective December 8, 2015, by and between Anika Therapeutics, Inc. and John C. Moran		8-K	December 9, 2015	10.1
10.21	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation entered into as of February 26, 2016 by and between Morgan Stanley & Co. LLC and Anika Therapeutics, Inc.		10-Q	May 3, 2016	10.1
10.22	Negotiated Settlement Agreement and General Release, dated July 13, 2017, by and between Stephen Masciolo, M.D., MPH and Anika Therapeutic, Inc.		8-K	July 14, 2017	10.1
10.23	Employment Agreement, dated July 27, 2017, by and between Anika Therapeutics, Inc. and Joseph Darling		8-K	July 27, 2017	10.1
	2017 Stock Option and Incentive Plan:
†10.24a	(a) Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan		8-K	June 19, 2017	99.1
†10.24b	(b) Form of Notice of Grant of Incentive Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan.		8-K	June 19, 2017	99.2
†10.24c	(c) Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan		8-K	June 19, 2017	99.3
†10.24d	(d) Form of Notice of Grant of Restricted Stock Award, including Terms and Conditions of Restricted Stock Award, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan.		8-K	June 19, 2017	99.4
†10.24e	(e) Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan.		8-K	June 19, 2017	99.5

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

21.1	List of Subsidiaries of Anika Therapeutics, Inc.	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
***101	The following materials from the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2017, formatted in xBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; and (v) Notes to Consolidated Financial Statements	X

†	Management contract or compensatory plan or arrangement.
*	Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Anika Therapeutics, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
***	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: February 26, 2018	By:	/s/ CHARLES H. SHERWOOD, PH.D.
Charles H. Sherwood, Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. SHERWOOD, PH.D.	Chief Executive Officer, Director
Charles H. Sherwood, Ph.D.	(Principal Executive Officer)	February 26, 2018

/s/ SYLVIA CHEUNG	Chief Financial Officer
Sylvia Cheung	(Principal Accounting Officer and Principal Financial Officer)	February 26, 2018

/s/ JOSEPH L. BOWER	Director
Joseph L. Bower		February 26, 2018

/s/ RAYMOND J. LAND	Director
Raymond J. Land		February 26, 2018

/s/ GLENN R. LARSEN, PH.D.	Director
Glenn R. Larsen, Ph.D.		February 26, 2018

/s/ JEFFERY S. THOMPSON	Director
Jeffery S. Thompson		February 26, 2018

/s/ STEVEN E. WHEELER	Director
Steven E. Wheeler		February 26, 2018

