Form 10-Q
period 2019-03-31
Anika Therapeutics, Inc.
filed 2019-05-06
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	ANIK	NASDAQ Global Select Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 22, 2019, there were 14,206,920 outstanding shares of Common Stock, par value $.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

ASSETS	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$95,514	$89,042
Investments	71,222	69,972
Accounts receivable, net of reserves of $1,210 and $1,525 at March 31, 2019 and December 31, 2018, respectively	18,265	20,775
Inventories, net	22,617	21,300
Prepaid expenses and other current assets	2,077	1,854
Total current assets	209,695	202,943
Property and equipment, net	53,051	54,111
Right-of-use assets	23,748	–
Other long-term assets	4,003	4,897
Intangible assets, net	8,467	9,191
Goodwill	7,695	7,851
Total assets	$306,659	$278,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,571	$3,143
Accrued expenses and other current liabilities	8,031	8,146
Total current liabilities	11,602	11,289
Other long-term liabilities	366	550
Deferred tax liability	3,388	3,542
Lease liabilities	22,232	–
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	–	–
Common stock, $.01 par value; 60,000 shares authorized, 14,214 and 14,210 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	142	142
Additional paid-in-capital	52,030	50,763
Accumulated other comprehensive loss	(5,841)	(5,526)
Retained earnings	222,740	218,233
Total stockholders’ equity	269,071	263,612
Total liabilities and stockholders’ equity	$306,659	$278,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Product revenue	$24,717	$21,258
Licensing, milestone and contract revenue	6	6
Total revenue	24,723	21,264

Operating expenses:
Cost of product revenue	7,311	7,845
Research & development	4,258	5,161
Selling, general & administrative	7,672	16,090
Total operating expenses	19,241	29,096
Income (loss) from operations	5,482	(7,832)
Interest and other income, net	498	95
Income (loss) before income taxes	5,980	(7,737)
Provision for (benefit from) income taxes	1,473	(1,051)
Net income (loss)	$4,507	$(6,686)

Basic net income (loss) per share:
Net income (loss)	$0.32	$(0.46)
Basic weighted average common shares outstanding	14,185	14,679
Diluted net income (loss) per share:
Net income (loss)	$0.31	$(0.46)
Diluted weighted average common shares outstanding	14,314	14,679

Net income (loss)	$4,507	$(6,686)
Foreign currency translation adjustment	(315)	620
Comprehensive income (loss)	$4,192	$(6,066)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands)

	For the three months ended March 31, 2019
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2019	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	7	–	5	–	–	5
Retirement of common stock for minimum tax withholdings	(3)	–	(124)	–	–	(124)
Stock-based compensation expense	–	–	1,386	–	–	1,386
Net income	–	–	–	4,507	–	4,507
Other comprehensive loss	–	–	–	–	(315)	(315)
Balance, March 31, 2019	14,214	$142	$52,030	$222,740	$(5,841)	$269,071

	For the three months ended March 31, 2018
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2018	14,688	$147	$68,617	$199,511	$(4,784)	$263,491
Issuance of common stock for equity awards	89	1	511	–	–	512
Retirement of common stock for minimum tax withholdings	(32)	(1)	(1,735)	–	–	(1,736)
Stock-based compensation expense	–	–	7,565	–	–	7,565
Net loss	–	–	–	(6,686)	–	(6,686)
Other comprehensive income	–	–	–	–	620	620
Balance, March 31, 2018	14,745	$147	$74,958	$192,825	$(4,164)	$263,766

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,507	$(6,686)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,477	1,473
Amortization of right-of-use assets	297	–
Loss on disposal of fixed assets	721	142
Loss on impairment of intangible asset	281	–
Stock-based compensation expense	1,386	7,565
Deferred income taxes	(124)	(75)
Provision for inventory	381	3,246
Accretion to amortized cost of investments	(363)	–
Changes in operating assets and liabilities:
Accounts receivable	2,489	5,730
Inventories	(1,617)	(3,924)
Prepaid expenses, other current and long-term assets	(182)	509
Accounts payable	496	(180)
Lease liabilities	(269)	–
Accrued expenses, other current and long-term liabilities	(1,928)	3,270
Income taxes	910	(1,478)
Net cash provided by operating activities	8,462	9,592

Cash flows from investing activities:
Proceeds from maturity of investments	58,094	15,250
Purchase of investments	(58,981)	(12,500)
Purchase of property and equipment	(1,030)	(2,543)
Net cash (used in) provided by investing activities	(1,917)	207

Cash flows from financing activities:
Cash paid for tax withheld on vested restricted stock awards	(124)	(1,735)
Proceeds from exercise of equity awards	5	512
Net cash (used in) financing activities	(119)	(1,223)

Exchange rate impact on cash	46	(35)

Increase in cash and cash equivalents	6,472	8,541
Cash and cash equivalents at beginning of period	89,042	133,256
Cash and cash equivalents at end of period	$95,514	$141,797
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2019	$24,110	$–
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$246	$207

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2018 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, results in the recognition of lease assets and lease liabilities by lessees on the Company’s balance sheets for virtually all leases. ASU 2016-02 supersedes most previous lease accounting guidance and is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method in which it did not restate prior periods. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations. See Note 12 for further details.

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

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. As of March 31, 2019, deferred revenue was $67 thousand.

The Company has agreements with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) that include the grant of certain licenses, performance of development services, and supply of product. Revenues from the agreements with Mitek represent 72% and 76% of total Company revenues for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. The Company has agreements with other customers that may include the delivery of a license and supply of product.

The following tables provide the disaggregated revenue by major product group and primary geographical market. Product revenue by product group was as follows:

	Three Months Ended March 31,
	2019	2018
Orthobiologics	$21,748	$19,489
Surgical	1,392	1,245
Dermal	129	(539)
Other	1,448	1,063
Product Revenue	$24,717	$21,258

Total revenue by geographic location was as follows:

	Three Months Ended March 31,
	2019		2018
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$20,089	81%	$16,910	80%
Europe	2,526	10%	2,391	11%
Other	2,108	9%	1,963	9%
Total Revenue	$24,723	100%	$21,264	100%

On May 2, 2018, the Company publicly disclosed a voluntary recall of certain lots of its HYAFF-based products, HYALOFAST, HYALOGRAFT C, and HYALOMATRIX. The Company initiated the recall after internal quality testing, which indicated that the products were at risk of not maintaining certain measures throughout their entire shelf life. While there was no indication of any safety or efficacy issue related to the products at the time, the Company removed the products from the field as a precautionary measure. During the three-month period ended March 31, 2018, the Company recorded a revenue reserve for this voluntary recall of $1.1 million of which $0.9 million was related to revenue recorded in prior periods. The adjustments related to the initial revenue reserve subsequent to March 31, 2018 were immaterial. The revenue reserves impacted Dermal and Orthobiologics product groups and all geographic locations.

4.	Investments

All of the Company’s investments are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held investments, including U.S. treasury bills totaling $71.2 million and $70.0 million as of March 31, 2019 and December 31, 2018, respectively. Unrealized gains and losses as well as the associated tax impact on the Company’s available-for-sale securities were immaterial as of March 31, 2019 and December 31, 2018.

5.	Fair Value Measurements

The Company’s investments are all classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash and cash equivalents, current receivables, accounts payable, and interest accrual, the carrying amounts approximate fair value because of the short maturity of these instruments, and therefore fair value information is not included in the table below.

The fair value hierarchy of the Company's cash equivalents and investments at fair value was as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$2,147	$2,147	$–	$–	$2,147

Investments:
U.S. treasury bills	$71,221	$71,221	$–	$–	$71,221

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$4,984	$4,984	$–	$–	$4,984

Investments:
U.S. treasury bills	$69,972	$69,972	$–	$–	$69,972

6.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are measured by the grant-date price of the Company’s shares. Fair value of performance restricted stock units (“PSUs”) is measured by the grant-date price of the Company’s shares with corresponding compensation cost recognized over the requisite service period. Compensation cost is recognized based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related compensation cost that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

The fair value of each stock option award during the three-month periods ended March 31, 2019 and 2018 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019			2018
Risk free interest rate	2.44%	-	2.54%	2.15%	-	2.37%
Expected volatility	44.34%	-	44.41%	38.74%	-	40.81%
Expected life (years)		3.5			4.5
Expected dividend yield		0.00%			0.00%

The Company recorded $1.4 million and $7.6 million of stock-based compensation expense for the three-month periods ended March 31, 2019 and 2018, respectively. Upon the retirement of the Company’s former Chief Executive Officer on March 9, 2018, all of his outstanding stock-based compensation awards vested in full and became exercisable in accordance with their terms, resulting in a one-time expense of $6.2 million that was fully recognized during the three-month period ended March 31, 2018.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended March 31,
	2019	2018
Cost of product revenue	$92	$(216)
Research & development	177	210
Selling, general & administrative	1,117	7,571
Total stock-based compensation expense	$1,386	$7,565

The following table sets forth share information for stock-based compensation awards granted and exercised during the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Grants:
Stock Options	104,292	192,300
RSAs	–	64,578
RSUs	165,507	8,130
PSUs	114,500	–
Exercises:
Stock Options	500	11,425
SARs	–	–

During the three-month period ended March 31, 2019, the Company granted stock-based compensation awards in the form of stock options, PSUs and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 30% of the total performance conditions, will be measured based on achievement in the 2019 fiscal year, while the financial targets, amounting to 70% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2021 fiscal year. The Company recorded $0.1 million of stock-based compensation expense associated with PSUs for the three-month period ended March 31, 2019.

7.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, SARs, RSAs, RSUs, and PSUs using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Shares used in the calculation of basic earnings per share	14,185	14,679
Effect of dilutive securities:
Stock options, SARs, RSAs, RSUs and PSUs	129	–
Diluted shares used in the calculation of earnings per share	14,314	14,679

Stock options to purchase 1.0 million shares for the three-month period ended March 31, 2019 were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For the three months ended March 31, 2018, the net loss available to common stockholders is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The assumed exercise of stock options at March 31, 2018 would have been anti-dilutive.

8.	Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$12,751	$13,688
Work-in-process	5,972	4,626
Finished goods	7,536	6,819
Total	$26,259	$25,133

Inventories	$22,617	$21,300
Other long-term assets	3,642	3,833

Other long-term assets include $3.6 million and $3.8 million of inventory expected to remain on hand beyond one year as of March 31, 2019 and December 31, 2018, respectively.

9.	Intangible Assets

Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following:

		March 31, 2019				December 31, 2018
	Gross Value	Accumulated Currency Translation Adjustment	Impairment	Accumulated Amortization	Net Book Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$17,100	$(2,929)	$(281)	$(8,927)	$4,963	$(2,824)	$(8,672)	$5,604	15
In-process research & development	4,406	(1,232)		-	3,174	(1,168)	-	3,238	Indefinite
Distributor relationships	4,700	(415)		(4,285)	-	(415)	(4,285)	-	5
Patents	1,000	(176)		(494)	330	(169)	(482)	349	16
Elevess trade name	1,000	-		(1,000)	-	-	(1,000)	-	9
Total	$28,206	$(4,752)	$(281)	$(14,706)	$8,467	$(4,576)	$(14,439)	$9,191

The aggregate amortization expense related to intangible assets was $0.3 million for the three-month periods ended March 31, 2019 and 2018.

The Company recorded a $0.3 million impairment charge for the HYALOSPINE developed technology asset in the three-month period ended March 31, 2019. HYALOSPINE was an adhesion prevention gel for use after spinal surgery, and received initial CE Mark approval in January 2015. In March 2019, the Company made the decision not to renew the CE Mark as the product was not aligned with the Company’s core strategic focus. As a result, an impairment charge was recorded. This amount is included in selling, general & administrative expenses on our condensed consolidated statements of operations.

Through March 31, 2019, except as set forth in this paragraph, there have not been any other events or changes in circumstances that indicate that the carrying value of the other acquired intangible assets may not be recoverable. The Company was notified by the distributor of MEROGEL INJECTIBLE that it would not continue to order the product from the Company or market the product. As a result, the depreciation schedule of the remaining $0.1 million of net book value was accelerated. The Company continues to monitor and evaluate the financial performance of its business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its recorded amount.

10.	Goodwill

The Company completed its annual impairment review as of November 30, 2018 and concluded that no impairment in the carrying value of goodwill exists as of that date. Through March 31, 2019, there have been no events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

March 31, 2019
Balance at January 1, 2019	$7,851
Effect of foreign currency adjustments	(156)
Balance at March 31, 2019	$7,695

11.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Compensation and related expenses	$2,563	$4,446
Professional fees	1,810	1,989
Research grants	392	400
Clinical trial costs	419	577
Income taxes payable	1,296	385
Lease liability - current	1,075	–
Other	476	349
Total	$8,031	$8,146

Included in Compensation and related expenses as of March 31, 2019 are the accrued and unpaid costs related to the retirement of the Company’s former Chief Executive Officer as of March 9, 2018. On the same date, the Company and the former Chief Executive Officer entered into a release agreement related to terms in his employment agreement. Under the terms of these agreements, the former Chief Executive Officer is entitled to receive from the Company, as a result of his retirement, aggregate benefits of $1.7 million over the 18-month period subsequent to March 9, 2018, among other benefits. The unpaid amounts under these agreements are included in accrued expenses. As more fully described in Note 6, all of the former Chief Executive Officer’s outstanding equity awards vested in full and became exercisable upon his retirement.

12.	Operating Leases

The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective adoption method, which did not require it to restate prior periods. The Company has elected the transition relief package of practical expedients permitted within Topic 842. Accordingly, the Company has not reassessed the classification of its existing leases as of the transition date, whether existing contracts at the transition date contain a lease, or whether unamortized initial direct costs before the transition adjustments would have met the definition of initial direct costs at lease commencement. The Company also applied practical expedients to not separate lease and nonlease components for all new leases as well as leases commencing before the effective date if certain criteria are met, and does not record leases on its balance sheet with terms of twelve months or less. Lease expense associated with leases with terms of twelve months or less are immaterial and recognized as incurred. The Company has included options to extend in the terms of its leases where it is reasonably certain that it will exercise these options.

At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the expected lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the right-of-use asset.

The Company leases approximately 134,000 square feet of administrative, research and development, and manufacturing space in Bedford, Massachusetts, and approximately 33,000 square feet of office, research and development, training, and warehousing space in Padova, Italy. The current term of the Bedford lease extends to 2022 with several extension options, and the current term of the Padova lease extends to 2026.

The Company identified and assessed significant assumptions in recognizing the right-of-use asset and lease liability on January 1, 2019 as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the transition date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease.

Lease and nonlease components. The Company is required to pay variable fees for operating expenses in addition to monthly base rent for certain operating leases. The amounts of additional rent associated with these fees are considered nonlease components. The Company has elected the practical expedient which allows nonlease components in a contract to be accounted for as part of a single lease component to which they relate. Any variable components of these operating costs are excluded from lease payments and are recognized in the period incurred.

Extension Options. The terms of the Company’s leases include options to extend the lease term. As of the transition date to Topic 842 the Company has included extension options reasonably certain to be exercised in the lease term.

The components of lease expense and other information are as follows:

For the three months ending March 31, 2019
Lease cost
Operating lease cost	$522
Short-term lease cost	2
Variable Lease Cost	52
Total lease cost	$576

Other information
Operating cash flows from operating leases	$497
Weighted-average remaining lease term (in years)	17.6
Weighted-average discount rate	4.1%

Future minimum commitments due under these lease agreements as of March 31, 2019 are as follows:

Years ending December 31,	Operating Lease Obligation
2019 (remaining 9 months)	$1,490
2020	2,025
2021	2,024
2022	1,981
2023	1,965
Thereafter	23,530
Present value adjustment	(9,708)
Present value of lease payments	23,307
Less current portion included in Accrued expenses and other current liabilities	(1,075)
Lease liabilities	$22,232

13.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2019 or December 31, 2018, and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

14.	Income Taxes

The provision for income taxes was $1.5 million for the three-month period ended March 31, 2019, based on an effective tax rate of 24.6%. The benefit from income taxes was $1.1 million for the three-month period ended March 31, 2018, based on an effective tax benefit rate of (13.6%). The net increase in the effective tax rate for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to the windfall tax benefit the Company realized in March 2018 due to limitations on the deductibility of executive compensation for accelerated stock vesting upon the retirement of its former Chief Executive Officer on March 9, 2018. The Company realized an immaterial shortfall for the three-month period ended March 31, 2019.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy.  The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assesses whether it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. The Company has concluded that the positive evidence outweighs the negative evidence and, thus, the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance as of March 31, 2019 or December 31, 2018.

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

Please also refer to those factors described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Since our inception in 1992, we have utilized a commercial partnership model for the distribution of our products to end-users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. For near-term and long-term opportunities in the U.S. market, especially with respect to surgical products utilized in an operating room environment, we have evaluated a potential hybrid commercial approach that would see us balance a small direct model with an optimal form of strategic partnership, an approach we intend to utilize for the commercialization of our injectable, HA-based surgical bone repair product. For longer-term future products in the U.S. market, we intend to evaluate the appropriate commercial model for each instance on a case-by-case basis, based on market dynamics, product type and other factors. These models could include direct sales, distribution partnerships, or a hybrid of those forms. We believe that the combination of the direct and distribution commercial models will maximize the revenue potential from our current and future product portfolio.

Please see the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview” in our Annual Report on Form 10-K for the year ended December 31, 2018, for a description of each of the above therapeutic areas, including the individual products.

On May 2, 2018, we publicly disclosed a voluntary recall of certain production lots of our HYAFF-based products, HYALOFAST, HYALOGRAFT C, and HYALOMATRIX. We communicated with all affected distributors in advance of that announcement, and we are taking all required or otherwise appropriate actions with respect to applicable regulatory bodies. We initiated the recall following internal quality testing, which indicated that the products were at risk of not maintaining certain measures throughout their entire shelf life. While there was no indication of any safety or efficacy issue related to the products, we are committed to the highest standards of quality and removed the products from the field as a precautionary measure. During the fourth quarter of 2018, we resolved this matter and resumed shipment of these products.

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

Our third generation, single-injection osteoarthritis product under development in the United States, CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients, is a main pipeline product and a component of our growth strategy. We completed an initial CINGAL Phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints relative to placebo set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the Phase III clinical trial and reported safety data related to the retreatment study. This initial Phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the U.S. Food and Drug Administration (“FDA”) related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. We then held discussions with CDER to understand the requirements for submitting a New Drug Application (“NDA”) for CINGAL. We held a meeting with CDER in September 2016 to align on an approval framework and on submission requirements for this NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our existing CINGAL pivotal study data. We submitted an IND in late 2016, and discussions with CDER indicated that they did not have objections to our clinical protocol design. As a result, we commenced work on this second Phase III clinical trial (“CINGAL 16-02 Study”) in the first quarter of 2017, and the first patient was treated in the second quarter of 2017. Enrollment of the 576 patients in this second Phase III clinical trial was completed during October 2017, and we completed the six-month patient follow-up in April 2018. We received and analyzed the data from the CINGAL 16-02 Study during the second quarter of 2018, and, while substantial pain reduction associated with CINGAL was evident at each measurement point, we determined based on statistical analysis that it did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between CINGAL and the approved steroid component of CINGAL at the six-month time point. In the third quarter of 2017, we initiated an additional three-month extended follow-up study in conjunction with the CINGAL 16-02 Study to investigate the efficacy of CINGAL over this longer period. The first patients were enrolled in this follow-up study in the fourth quarter of 2017 and we completed the nine-month patient follow-up in the third quarter of 2018. We recently met with the FDA to discuss the potential approval pathway for CINGAL in the United States moving forward in light of the work we have previously done. In the meeting, the FDA indicated that an additional Phase III clinical trial would be necessary to support U.S. marketing approval for CINGAL, and we are continuing to align with the FDA on the parameters and requirements for this additional clinical trial. Concurrently, we are refreshing our primary market research in advance of making our final decision on how to proceed with respect to seeking U.S. marketing approval for CINGAL from the FDA.

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

In the third quarter of 2017, we submitted an application to the FDA for 510(k) clearance of an injectable, HA-based surgical bone repair product that is reabsorbed by the body and replaced by the growth of new bone during the healing process. The 510(k) clearance was received from the FDA in December 2017, and we expect to make this bone repair product commercially available in the United States during the second half of 2019 utilizing the previously-described hybrid commercial approach. In addition to other early stage research and development initiatives we are currently undertaking, we are working to expand our regenerative medicine pipeline with a new product candidate in the form of an implant for rotator cuff repair utilizing our proprietary solid HA, which could be used to repair partial and full-thickness rotator cuff tears. We finalized development of an initial product prototype during the fourth quarter of 2018, and we are performing preclinical testing of and developing the surgical instrumentation for the potential product.

We are also currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. We began work towards a post-market clinical study in relation to the CE Mark for this product in the fourth quarter of 2018. Outside of the United States, this product is marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an IDE to the FDA to conduct a Phase III clinical trial for this treatment, which was approved by the FDA in June 2016. Notwithstanding that approval and in light of recent changes to the regulatory environment for HA-based products, in the first quarter of 2019, the FDA requested that we submit this product to OCP for designation, which we did early in the second quarter of 2019. We also have several other research and development programs underway focused on expanding the indications of our current products, including MONOVISC. During 2019, we will also be performing post-market clinical work in relation to the CE Mark for MONOVISC.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$24,717	$21,258	$3,459	16%
Licensing, milestone and contract revenue	6	6	–	0%
Total revenue	24,723	21,264	3,459	16%

Operating expenses:
Cost of product revenue	7,311	7,845	(534)	(7%)
Research & development	4,258	5,161	(903)	(17%)
Selling, general & administrative	7,672	16,090	(8,418)	(52%)
Total operating expenses	19,241	29,096	(9,855)	(34%)
Income (loss) from operations	5,482	(7,832)	13,314	170%
Interest and other income, net	498	95	403	424%
Income (loss) before income taxes	5,980	(7,737)	13,717	177%
Provision for (benefit from) income taxes	1,473	(1,051)	2,524	240%
Net income (loss)	$4,507	$(6,686)	$11,193	167%
Product gross profit	$17,406	$13,413	$3,993	30%
Product gross margin	70%	63%

Product Revenue

Product revenue for the three-month period ended March 31, 2019 was $24.7 million, an increase of 16%, or $3.5 million, as compared to $21.3 million for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, the increase in product revenue was mainly driven by growth in viscosupplement revenue domestically and internationally, as well as higher sales of our HYAFF-based products.

The following tables present product revenue by product group:

	Three Months Ended March 31,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$21,748	$19,489	$2,259	12%
Surgical	1,392	1,245	147	12%
Dermal	129	(539)	668	124%
Other	1,448	1,063	385	36%
Total	$24,717	$21,258	$3,459	16%

Orthobiologics

Our orthobiologics franchise consists of orthopedic pain management and regenerative therapies. Overall, sales increased by 12%, or $2.3 million, for the three-month period ended March 31, 2019, as compared to the same period in 2018, largely as a result of increased revenue from our viscosupplement products both domestically and internationally. Domestically, the increased viscosupplement revenue was primarily driven by order timing. Growth in our international viscosupplement revenue largely resulted from a year-over-year increase in sales of our single-injections products during the quarter. Despite the increase in the quarter ended March 31, 2019 as compared to same period in the prior year, we expect orthobiologics product revenue in 2019 to decrease as compared to 2018, primarily due to the ORTHOVISC and MONOVISC pricing declines in the U.S. viscosupplement market, offset in part by growth in international CINGAL revenue and the commercial launch of our injectable, HA-based surgical bone repair product in the U.S. via the previously-described hybrid commercial approach.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat (“ENT”) disorders. Sales of our surgical products increased by 12%, or $0.1 million, during the three-month period ended March 31, 2019, as compared to the same period in 2018. The increase in surgical product revenue for the three-month period was primarily due to an increase in sales to our worldwide ENT commercial partner, which was partially offset by a decrease in sales of our surgical anti-adhesion products. We expect surgical product revenue to increase in 2019 as compared to 2018 primarily due to increased worldwide revenue associated with sales of our surgical anti-adhesion product and ENT sales.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on our HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the three-month period ended March 31, 2019, dermal product sales increased by $0.7 million as compared to the same quarter in 2018 as we resumed shipment of HYALOMATRIX products following the previously-described voluntary recall of certain production lots of our HYAFF-based products in 2018. We expect dermal sales to increase in 2019 as a result of resuming HYALOMATRIX shipments which was impacted by the previously mentioned voluntary recall in 2018.

Other

Other product revenue includes revenues from our ophthalmic and veterinary franchises. Other product revenue increased by 36%, or $0.4 million, as compared to the same period in 2018, primarily due to increased sales of our veterinary product. We expect other revenue to decrease modestly in 2019 as compared to 2018, primarily as a result of decreased sales to one of our ophthalmic distributors offset in part by increased revenue from veterinary products.

Licensing, Milestone and Contract Revenue

Licensing, milestone and contract revenue for the three-month periods ended March 31, 2019 and 2018 was $6 thousand. We expect licensing, milestone and contract revenue to be at an equivalent level in 2019 as compared to 2018.

Product Gross Profit and Margin

Product gross profit for the three-month period ended March 31, 2019 was $17.4 million, representing 70% of product revenue. Product gross profit for the three-month period ended March 31, 2018 was $13.4 million, or 63% of product revenue for the period. The increase in product gross margin for the three-month period ended March 31, 2019, as compared to the same period in 2018, was due primarily to previously-described voluntary recall. During the first quarter of 2018, product gross margin was negatively impacted by an increase in inventory reserves, including those related to the recall.

Research and Development

Research and development expenses for the three-month period ended March 31, 2019 were $4.3 million, or 17% of total revenue for the period, a decrease of $0.9 million as compared to the same period in 2018. The decrease in research and development expense was primarily due to lower clinical trial expenses related to CINGAL for the three-month period ended March 31, 2019, as compared to March 31, 2018, offset in part by higher pre-clinical product development activities with respect to certain product candidates in our research and development pipeline and additional expenses associated with compliance activities related to the European Union Medical Device Regulation. Research and development spending is expected to potentially increase in 2019, as compared to 2018, as we further develop new products and initiate clinical trials based on our development activities, perform required post-market clinical follow-ups for our MONOVISC and ORTHOVISC-T products in the European Union, and as a result of current or future changes to the regulatory environments in the jurisdictions in which we do business.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2019 were $7.7 million, representing 31% of total revenue for the period, a decrease of $8.4 million as compared to the same period in 2018. The decrease was primarily due to non-cash stock-based compensation expense related to the retirement of our former Chief Executive Officer within the three-month period ending March 31, 2018. We expect selling, general and administrative expenses for 2019 to decrease in comparison to 2018 due to the above mentioned one-time charge. The decrease will be partially offset by investments in our commercial capabilities and the implementation of improved business and financial technology platforms required to grow our business both domestically and internationally.

Income Taxes

The provision for income taxes was $1.5 million for the three-month period ended March 31, 2019, based on an effective tax rate of 24.6%. The benefit from income taxes was $1.1 million for the three-month period ended March 31, 2018, based on an effective tax benefit rate of (13.6%). The net increase in the effective tax rate for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to the windfall tax benefit the Company realized in March 2018 due to limitations on the deductibility of executive compensation for accelerated stock vesting upon the retirement of its former Chief Executive Officer on March 9, 2018. We realized an immaterial shortfall for the three-month period ended March 31, 2019.

How We Evaluate Our Operations

We present information below with respect to adjusted EBITDA, which we define as our net income excluding interest expense (net), income tax benefit (expense), depreciation and amortization, and stock-based compensation. This financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”) and are not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe this financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent. Some of these limitations are:

•	adjusted EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

•	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

•	the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of net income to adjusted EBITDA for the three-month periods ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Net income	$4,507	$(6,686)
Interest and other income, net	(498)	(95)
Provision for income taxes	1,473	(1,051)
Depreciation and amortization	1,477	1,473
Stock-based compensation	1,386	7,565
Adjusted EBITDA	$8,345	$1,206

Adjusted EBITDA in the three months ended March 31, 2019, as compared with the comparable period in 2018, reflected an increase of $4.0 million in gross profit and a decrease of $9.3 million in other operating expenses, in addition to the changes in interest and other income, net, provision for (benefit from) income taxes, depreciation and amortization, and stock-based compensation shown in the preceding table.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $166.7 million and $159.0 million, and working capital totaled $198.1 million and $191.7 million as of March 31, 2019 and December 31, 2018, respectively. In addition, as of March 31, 2019, we have $50.0 million of available credit under our senior revolving credit facility with Bank of America, N.A. We believe that we have adequate financial resources to support our business for at least the twelve months from the issuance date of our financial statements. As of March 31, 2019, we were in compliance with the terms of our credit agreement with Bank of America, N.A.

Cash provided by operating activities was $8.5 million for the three-month period ended March 31, 2019, as compared to cash provided by operating activities of $9.6 million for the same period in 2018. The decrease in cash provided by operations for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily related to a decrease in collections of our accounts receivable due to timing of receipts and a decrease in accrued expenses. These factors were partially offset by a decrease in prepayments of income taxes.

Cash used in investing activities was $1.9 million for the three-month period ended March 31, 2019, as compared to cash provided by investing activities of $0.2 million for the same period in 2018. The change was due to increased purchases of investments, partially offset by lower capital expenditures as compared to the same period in 2018.

Cash used by financing activities was $0.1 million for the three-month period ended March 31, 2019, as compared to cash used by financing activities of $1.2 million for the same period in 2018. The decrease in cash used in financing activities for the three-month period ended March 31, 2019, was primarily attributable to decreased utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies or estimates during the three months ended March 31, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than those described in the Notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, Leases, (ASC 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of leases.  For information regarding the impact of recently adopted accounting standards, refer to Notes 2 and 12 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018. We had no material changes outside the ordinary course to our contractual obligations reported in our 2018 Annual Report on Form 10-K during the three months ended March 31, 2019. For additional discussion, see Note 13 to the condensed consolidated financial statements included in this report.

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

Off-balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the first three months of 2019 to our market risks or to our management of such risks.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three months ended March 31, 2019, we withheld 2,625 shares to satisfy grantee tax withholding obligations on restricted stock award vesting events. On May 2, 2019, we announced that the Board of Directors had approved a $50.0 million stock repurchase program to include a $30.0 million accelerated share repurchase program and up to an additional $20.0 million of our common stock to be purchased on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2019	-	-	-	$-
February 1 to 28, 2019	2,625	$38.07	-	$-
March 1 to 31, 2019	-	-	-	$-
Total	2,625		-

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 2, dated April 9, 2019, to Employment Agreement, dated July 27, 2017, as amended March 8, 2018, by and between Anika Therapeutics, Inc. and Joseph G. Darling

10.2	Amendment No. 2, dated April 9, 2019, to Employment Agreement, dated March 22, 2010, as amended December 8, 2010, by and between Anika Therapeutics, Inc. and Sylvia Cheung

10.3	Executive Retention Agreement, dated April 9, 2019, by and between Anika Therapeutics, Inc. and Thomas Finnerty

10.4	Executive Retention Agreement, dated April 9, 2019, by and between Anika Therapeutics, Inc. and Edward S. Ahn

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Joseph G. Darling, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Joseph G. Darling, and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 as filed with the SEC on May 3, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2019 and March 31, 2018 (unaudited)
	iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and March 31, 2018 (unaudited)
	iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and March 31, 2018 (unaudited)
	v.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: May 3, 2019	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

