Form 10-Q
period 2019-06-30
Anika Therapeutics, Inc.
filed 2019-07-26
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 18, 2019, there were 13,782,928 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, MONOVISC, and ORTHOVISC are our registered trademarks. This Quarterly Report on Form 10-Q also contains additional registered marks, trademarks, and trade names, including ones that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

ASSETS	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$69,407	$89,042
Investments	72,045	69,972
Accounts receivable, net of reserves of $1,089 and $1,525 at June 30, 2019 and December 31, 2018, respectively	23,073	20,775
Inventories, net	22,986	21,300
Prepaid expenses and other current assets	2,413	1,854
Total current assets	189,924	202,943
Property and equipment, net	52,960	54,111
Operating lease right-of-use assets	23,495	-
Other long-term assets	4,884	4,897
Intangible assets, net	8,303	9,191
Goodwill	7,798	7,851
Total assets	$287,364	$278,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,287	$3,143
Accrued expenses and other current liabilities	8,101	8,146
Total current liabilities	10,388	11,289
Other long-term liabilities	373	550
Deferred tax liability	3,683	3,542
Operating lease liabilities	21,974	-
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 13,785 and 14,210 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	138	142
Additional paid-in-capital	24,329	50,763
Accumulated other comprehensive loss	(5,696)	(5,526)
Retained earnings	232,175	218,233
Total stockholders’ equity	250,946	263,612
Total liabilities and stockholders’ equity	$287,364	$278,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$30,413	$30,542	$55,130	$51,800
Licensing, milestone and contract revenue	5	6	11	12
Total revenue	30,418	30,548	55,141	51,812

Operating expenses:
Cost of product revenue	6,836	8,152	14,147	15,996
Research & development	4,165	4,733	8,423	9,895
Selling, general & administrative	7,502	6,417	15,174	22,507
Total operating expenses	18,503	19,302	37,744	48,398
Income from operations	11,915	11,246	17,397	3,414
Interest and other income, net	533	290	1,031	385
Income before income taxes	12,448	11,536	18,428	3,799
Provision for income taxes	3,013	1,444	4,486	394
Net income	$9,435	$10,092	$13,942	$3,405

Basic net income per share:
Net income	$0.68	$0.69	$0.99	$0.23
Basic weighted average common shares outstanding	13,916	14,652	14,054	14,666
Diluted net income per share:
Net income	$0.67	$0.68	$0.98	$0.23
Diluted weighted average common shares outstanding	14,088	14,915	14,203	15,045

Net income	$9,435	$10,092	$13,942	$3,405
Foreign currency translation adjustment	145	(951)	(170)	(331)
Comprehensive income	$9,580	$9,141	$13,772	$3,074

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands)

	For the six months ended June 30, 2019
	Common Stock				Accumulated Other	Total
	Number of Shares	$0.01 Par Value	Additional Paid in Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity
Balance, January 1, 2019	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	7	-	5	-	-	5
Retirement of common stock for minimum tax withholdings	(3)	-	(124)	-	-	(124)
Stock-based compensation expense	-	-	1,386	-	-	1,386
Net income	-	-	-	4,507	-	4,507
Other comprehensive loss	-	-	-	-	(315)	(315)
Balance, March 31, 2019	14,214	$142	$52,030	$222,740	$(5,841)	$269,071
Issuance of common stock for equity awards	30	1	851	-	-	852
Forfeiture of restricted stock	(7)	-	-	-	-	-
Stock-based compensation expense	-	-	1,443	-	-	1,443
Repurchase of common stock	(452)	(5)	(29,995)	-	-	(30,000)
Net income	-	-	-	9,435	-	9,435
Other comprehensive income	-	-	-	-	145	145
Balance, June 30, 2019	13,785	$138	$24,329	$232,175	$(5,696)	$250,946

	For the six months ended June 30, 2018
	Common Stock				Accumulated Other	Total
	Number of Shares	$0.01 Par Value	Additional Paid in Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity
Balance, January 1, 2018	14,688	$147	$68,617	$199,511	$(4,784)	$263,491
Issuance of common stock for equity awards	89	1	511	-	-	512
Retirement of common stock for minimum tax withholdings	(32)	(1)	(1,735)	-	-	(1,736)
Stock-based compensation expense	-	-	7,565	-	-	7,565
Net loss	-	-	-	(6,686)	-	(6,686)
Other comprehensive income	-	-	-	-	620	620
Balance, March 31, 2018	14,745	$147	$74,958	$192,825	$(4,164)	$263,766
Issuance of common stock for equity awards	273	3	2,372	-	-	2,375
Stock-based compensation expense	-	-	1,322	-	-	1,322
Repurchase of common stock	(434)	(4)	(29,996)	-	-	(30,000)
Net income	-	-	-	10,091	-	10,091
Other comprehensive loss	-	-	-	-	(951)	(951)
Balance, June 30, 2018	14,584	$146	$48,656	$202,916	$(5,115)	$246,603

 The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,942	$3,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,943	2,920
Non-cash operating lease cost	591	-
Loss on disposal of fixed assets	721	172
Loss on impairment of intangible asset	281	-
Stock-based compensation expense	2,829	8,887
Deferred income taxes	120	63
Provision for doubtful accounts	-	(6)
Provision for inventory	601	3,993
Accretion to amortized cost of investments	(757)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,293)	1,926
Inventories	(3,033)	(5,990)
Prepaid expenses, other current and long-term assets	356	790
Accounts payable	(906)	(194)
Operating lease liabilities	(534)	-
Accrued expenses, other current and long-term liabilities	(1,300)	(100)
Income taxes	371	(1,803)
Net cash provided by operating activities	13,932	14,063

Cash flows from investing activities:
Proceeds from maturity of investments	72,594	24,750
Purchase of investments	(73,896)	(14,000)
Purchase of property and equipment	(2,131)	(3,283)
Net cash (used in) provided by investing activities	(3,433)	7,467

Cash flows from financing activities:
Repurchases of common stock	(30,000)	(30,000)
Cash paid for tax withheld on vested restricted stock awards	(125)	(1,735)
Proceeds from exercise of equity awards	6	2,886
Net cash used in financing activities	(30,119)	(28,849)

Exchange rate impact on cash	(15)	110

Decrease in cash and cash equivalents	(19,635)	(7,209)
Cash and cash equivalents at beginning of period	89,042	133,256
Cash and cash equivalents at end of period	$69,407	$126,047
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2019	$24,110	$-
Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$211	$462

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global, integrated orthopedic and regenerative medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative tissue repair. The Company has over two decades of global expertise developing, manufacturing, and commercializing products based on its proprietary Hyaluronic Acid (“HA”) technology. The Company’s orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, viscosupplements which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which, among other things, results in the recognition of lease assets and lease liabilities on the Company’s balance sheets for virtually all leases. ASU 2016-02 supersedes most previous lease accounting guidance and is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method, which did not require restatement of prior periods. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations. See Note 12 for further details.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is assessing ASU 2018-15 and the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	Revenue

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. As of June 30, 2019, deferred revenue was $50 thousand.

The Company has agreements with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) that include the grant of certain licenses, performance of development services, and supply of product. Revenues from the agreements with Mitek represent 68% and 70% of total Company revenues for the three- and six-month periods ended June 30, 2019, respectively. The Company has agreements with other customers that may include the delivery of a license and supply of product.

Product revenue by product group was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Orthobiologics	$26,462	$26,192	$48,210	$45,681
Surgical	2,101	1,263	3,493	2,509
Dermal	444	623	573	83
Other	1,406	2,464	2,854	3,527
Product Revenue	$30,413	$30,542	$55,130	$51,800

Total revenue by geographic location was as follows:

	Three Months Ended June 30,
	2019		2018
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$22,937	76%	$24,773	81%
Europe	4,927	16%	3,498	11%
Other	2,554	8%	2,277	8%
Total Revenue	$30,418	100%	$30,548	100%

	Six Months Ended June 30,
	2019		2018
	Total Revenue	Percentage of Revenue	Total Revenue	Percentage of Revenue
Geographic Location:
United States	$43,026	78%	$41,682	81%
Europe	7,454	14%	5,889	11%
Other	4,661	8%	4,241	8%
Total Revenue	$55,141	100%	$51,812	100%

On May 2, 2018, the Company publicly disclosed a voluntary recall of certain lots of its HYAFF-based products, HYALOFAST, HYALOGRAFT C, and HYALOMATRIX. The Company initiated the recall after internal quality testing, which indicated that the products were at risk of not maintaining certain measures throughout their entire shelf life. While there was no indication of any safety or efficacy issue related to the products at the time, the Company removed the products from the field as a precautionary measure. During the three-month period ended March 31, 2018, the Company recorded a revenue reserve for this voluntary recall of $1.1 million of which $0.9 million was related to revenue recorded in prior periods. The adjustments related to the initial revenue reserve subsequent to June 30, 2018 were immaterial. The revenue reserves impacted Dermal and Orthobiologics product groups and all geographic locations. Recall recovery activities were completed during the fourth quarter of 2018, and product shipments resumed in December 2018.

4.	Investments

All of the Company’s investments are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held investments, including U.S. treasury bills totaling $72.0 million and $70.0 million as of June 30, 2019 and December 31, 2018, respectively. Unrealized gains and losses as well as the associated tax impact on the Company’s available-for-sale securities were immaterial as of June 30, 2019 and December 31, 2018.

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

The fair value hierarchy of the Company's cash equivalents and investments at fair value was as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$1,305	$1,305	$-	$-	$1,305

Investments:
U.S. treasury bills	$72,045	$72,045	$-	$-	$72,032

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$4,984	$4,984	$-	$-	$4,984

Investments:
U.S. treasury bills	$69,972	$69,972	$-	$-	$69,972

6.	Equity Incentive Plan

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

The fair value of each stock option award during the six-month periods ended June 30, 2019 and 2018 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2019			2018
Risk free interest rate	2.18%	-	2.54%	2.15%	-	2.75%
Expected volatility	44.05%	-	44.72%	37.12%	-	40.81%
Expected life (years)		3.5		4.0	-	4.5
Expected dividend yield		0.00%			0.00%

The Company recorded $1.4 million and $1.3 million of stock-based compensation expense for the three-month periods ended June 30, 2019 and 2018, respectively. The Company recorded $2.8 million and $8.9 million of stock-based compensation expense for the six-month periods ended June 30, 2019 and 2018, respectively. Upon the retirement of the Company’s former Chief Executive Officer on March 9, 2018, all of his outstanding stock-based compensation awards vested in full and became exercisable in accordance with their terms, resulting in a one-time expense of $6.2 million that was fully recognized during the three-month period ended March 31, 2018.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product revenue	$82	$(28)	$174	$(244)
Research & development	91	241	268	451
Selling, general & administrative	1,270	1,109	2,387	8,680
Total stock-based compensation expense	$1,443	$1,322	$2,829	$8,887

On June 18, 2019, the Company’s stockholders approved an amendment to the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). The amendment increased the number of shares of common stock reserved under the 2017 Plan by 1,500,000 from 1,200,000 to 2,700,000. Additionally, the amendment provided greater clarity with respect to the sections governing minimum vesting and tax withholding to facilitate plan administration. No other provisions of the 2017 Plan were amended.

The following table sets forth share information for stock-based compensation awards granted and exercised during the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Grants:
Stock Options	27,325	17,500	131,617	209,800
RSAs	-	-	-	64,578
RSUs	8,000	-	173,507	8,130
PSUs	-	-	114,500	-
Exercises:
Stock Options	22,400	273,123	22,900	284,548
SARs	-	-	-	-

 During the three- and six-month periods ended June 30, 2019, the Company granted stock-based compensation awards in the form of stock options, PSUs and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 30% of the total performance conditions, will be measured based on achievement in the 2019 fiscal year, while the financial targets, amounting to 70% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2021 fiscal year. The Company recorded $0.3 million and $0.4 million of stock-based compensation expense associated with PSUs for the three- and six-month periods ended June 30, 2019, respectively.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares used in the calculation of basic earnings per share	13,916	14,652	14,054	14,666
Effect of dilutive securities:
Stock options, SARs, RSAs, RSUs and PSUs	172	263	149	379
Diluted shares used in the calculation of earnings per share	14,088	14,915	14,203	15,045

Stock options of 1.0 million and 0.7 million shares were outstanding for the three-month periods ended June 30, 2019 and 2018, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Stock options of 1.0 million and 0.6 million shares were outstanding for the six-month periods ended June 30, 2019 and 2018 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

On May 2, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million shares of the Company’s common stock with $30.0 million to be repurchased through an accelerated share repurchase program and up to $20.0 million to be potentially repurchased on the open market from time-to-time. Through June 30, 2019, no open market repurchases had been executed. On May 7, 2019, the Company entered into an accelerated share repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $30.0 million shares of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $30.0 million cash to Morgan Stanley and received an initial delivery of 0.5 million shares of the Company’s common stock on May 8, 2019 based on a closing market price of $39.85 and the applicable contractual discount. This was approximately 60% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. These shares were restored to the status of authorized but unissued shares. The initial delivery of shares resulted in an immediate reduction of the number of outstanding shares used to calculate the weighted-average of shares of the Company’s common stock outstanding for basic and diluted net income per share on the effective date of the ASR Agreement.

As of June 30, 2019, the Company has approximately $12.0 million remaining under the ASR Agreement, which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders’ equity in the condensed consolidated balance sheet as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price will be determined at the end of the applicable purchase period, which is expected to occur in the first quarter of 2020. Upon settlement of the ASR Agreement, the Company may receive additional shares or be required to either pay additional cash or deliver shares of its common stock (at its option) to Morgan Stanley, based on the forward price. If the ASR Agreement had been settled as of June 30, 2019, based on the volume-weighted average price since the effective date of the ASR Agreement, Morgan Stanley would have been required to deliver approximately 0.3 million additional shares to the Company’s common stock. However, the Company cannot predict the final number of shares to be received, or delivered, by it under the ASR Agreement. These shares are not included in the calculation of diluted weighted-average of shares of common stock outstanding during the period because the effect is anti-dilutive.

8.	Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$12,381	$13,688
Work-in-process	6,399	4,626
Finished goods	8,747	6,819
Total	$27,527	$25,133

Inventories	$22,986	$21,300
Other long-term assets	$4,541	$3,833

Other long-term assets include $4.5 million and $3.8 million of inventory expected to remain on hand beyond one year as of June 30, 2019 and December 31, 2018, respectively.

9.	Intangible Assets

Intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following:

		June 30, 2019				December 31, 2018
	Gross Value	Accumulated Currency Translation Adjustment	Impairment	Accumulated Amortization	Net Book Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$17,100	$(2,864)	$(281)	$(9,189)	$4,766	$(2,824)	$(8,672)	$5,604	15
In-process research & development	4,406	(1,191)	-	-	3,215	(1,168)	-	3,238	Indefinite
Distributor relationships	4,700	(415)	-	(4,285)	-	(415)	(4,285)	-	5
Patents	1,000	(172)	-	(506)	322	(169)	(482)	349	16
Elevess trade name	1,000	-	-	(1,000)	-	-	(1,000)	-	9
Total	$28,206	$(4,642)	$(281)	$(14,980)	$8,303	$(4,576)	$(14,439)	$9,191

The aggregate amortization expense related to intangible assets was $0.2 million and 0.3 million for the three-month periods ended June 30, 2019 and 2018, respectively. The aggregate amortization expense related to intangible assets was $0.5 million for the six-month periods ended June 30, 2019 and 2018.

The Company recorded a $0.3 million impairment charge for the HYALOSPINE developed technology asset in the three-month period ended March 31, 2019. HYALOSPINE was an adhesion prevention gel for use after spinal surgery and received initial CE Mark approval in January 2015. In March 2019, the Company made the decision not to renew the CE Mark as the product was not aligned with the Company’s core strategic focus. As a result, an impairment charge was recorded. This amount is included in selling, general & administrative expenses on the Company’s condensed consolidated statements of operations.

Through June 30, 2019, except as set forth in this paragraph, there have not been any other events or changes in circumstances that indicate that the carrying value of the other acquired intangible assets may not be recoverable. The Company was notified by the distributor of MEROGEL INJECTIBLE that it would not continue to order the product from the Company or market the product. As a result, the depreciation schedule of the remaining $0.1 million of net book value was accelerated. The Company continues to monitor and evaluate the financial performance of its business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its recorded amount.

10.	Goodwill

The Company completed its annual impairment review as of November 30, 2018 and concluded that no impairment in the carrying value of goodwill exists as of that date. Through June 30, 2019, there have been no events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

June 30, 2019
Balance at January 1, 2019	$7,851
Effect of foreign currency adjustments	(53)
Balance at June 30, 2019	$7,798

11.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Compensation and related expenses	$3,584	$4,446
Professional fees	1,609	1,989
Operating lease liability - current	1,101	-
Income taxes payable	757	385
Research grants	398	400
Clinical trial costs	320	577
Other	332	349
Total	$8,101	$8,146

Included in Compensation and related expenses as of June 30, 2019 are the accrued and unpaid costs related to the retirement of the Company’s former Chief Executive Officer as of March 9, 2018. On the same date, the Company and the former Chief Executive Officer entered into a release agreement related to terms in his employment agreement. Under the terms of these agreements, the former Chief Executive Officer is entitled to receive from the Company, as a result of his retirement, aggregate benefits of $1.7 million over the 18-month period subsequent to March 9, 2018, among other benefits. The unpaid amounts under these agreements are included in accrued expenses. As more fully described in Note 6, all of the former Chief Executive Officer’s outstanding equity awards vested in full and became exercisable upon his retirement. The lease liability as of June 30, 2019 is the result of the Company adopting ASU 2016-02 as of January 1, 2019 as more fully described in Note 12.

12.	Operating Leases

The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective adoption method, which did not require it to restate prior periods, and there was no impact on retained earnings. The transition guidance associated with ASU 2016-02 also permitted certain practical expedients. The Company has elected the “package of 3” practical expedients permitted under the transition guidance which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also adopted the practical expedient to use hindsight to determine the lease term. The Company adopted an accounting policy which provides that leases with an initial term of 12 months or less and no purchase option the Company is reasonably certain of exercising will not be included within the lease right-of-use assets and lease liabilities on its consolidated balance sheet. The Company elected an accounting policy to combine the non-lease components (which include common area maintenance, taxes and insurance) with the related lease component. The Company elected this practical expedient to all asset classes upon the adoption of ASU 2016-02.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid, incentives received or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the right-of-use asset.

The Company has two primary leases, which are its real estate leases in Bedford, Massachusetts and Padova, Italy. The Company leases approximately 134,000 square feet of administrative, research and development, and manufacturing space in Bedford, Massachusetts (the “Bedford lease”), and approximately 33,000 square feet of office, research and development, training, and warehousing space in Padova, Italy (the “Padova lease”). The current term of the Bedford lease extends to 2022 with several lease renewal options into 2038, and the current term of the Padova lease extends to 2032, with a right to terminate at the Company’s option in 2026 without penalty.

The Company identified and assessed significant assumptions in recognizing the right-of-use asset and lease liability on January 1, 2019 as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the transition date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease. The weighted average discount rate at June 30, 2019 is 4.1%.

Lease term. The Company applied the hindsight practical expedient and as a result the lease term for the Bedford lease was determined to include all lease renewal options. There were no changes to the lease terms for its other leases. For the Padova lease, the Company considered the termination option when determining the lease term. The weighted average lease term at June 30, 2019 is 17.3 years.

The components of lease expense and other information are as follows:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Lease cost
Operating lease cost	$521	$1,043
Short-term lease cost	4	6
Variable lease cost	60	112
Total lease cost	$585	$1,161

Other information
Operating cash flows from operating leases	$497	$994

Future commitments due under these lease agreements as of June 30, 2019 are as follows:

Operating Lease Obligation As Of
Years ending December 31,	June 30, 2019
2019	$994
2020	2,025
2021	2,024
2022	1,981
2023	1,965
Thereafter	23,530
Present value adjustment	(9,444)
Present value of lease payments	23,075
Less current portion included in Accrued expenses and other current liabilities	(1,101)
Operating lease liabilities	$21,974

The following table summarizes the future minimum payments due for the Company’s operating leases under the prior lease guidance without the hindsight practical expedient for each of the next five years and the total thereafter as of December 31, 2018:

2019	$1,879
2020	1,917
2021	1,924
2022	1,672
2023	414
2024 and thereafter	897
Total	$8,703

13.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2019 or December 31, 2018 and has no history of claims paid.

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

The provision for income taxes was $3.0 million and $4.5 million for the three- and six-month periods ended June 30, 2019, based on effective tax rates of 24.2% and 24.3%, respectively. The provision for income taxes was $1.4 million and $0.4 million for the three- and six-month periods ended June 30, 2018, based on effective tax rates of 12.5% and 10.4%, respectively. The net increase in the effective tax rate for the three- and six- month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily due to the limitation on the deductibility of executive compensation for accelerated stock vesting upon the retirement of the Company’s former Chief Executive Officer on March 9, 2018 in addition to the windfall tax benefit the Company realized in June 2018 related to exercises of employee equity awards. The Company realized an immaterial shortfall for the three- and six-month periods ended June 30, 2019.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy.  The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assesses whether it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. The Company has concluded that the positive evidence outweighs the negative evidence and, thus, the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance as of June 30, 2019 or December 31, 2018.

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

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global, integrated orthopedic and regenerative medicines company committed to improving the lives of patients with degenerative orthopedic diseases and traumatic conditions with clinically meaningful therapies along the continuum of care, from palliative pain management to regenerative tissue repair. We have over two decades of global expertise developing, manufacturing, and commercializing our products based on our proprietary hyaluronic acid (“HA”) technology. Our orthopedic medicine portfolio includes ORTHOVISC, MONOVISC, and CINGAL, viscosupplements which alleviate pain and restore joint function by replenishing depleted HA, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

Since our inception in 1992, we have utilized a commercial partnership model for the distribution of our products to end-users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. For near-term and long-term opportunities in the U.S. market, especially with respect to surgical products utilized in an operating room environment, we are executing a hybrid commercial strategy in the U.S. that balances a small direct model with an optimal form of strategic partnership. We are initially utilizing this model to commercialize our injectable, HA-based, surgical bone repair product in the United States. For longer-term future products in the U.S. market, we intend to evaluate the appropriate commercial model for each instance on a case-by-case basis, based on market dynamics, product type and other factors. These models could include direct sales, distribution partnerships, or a hybrid of those forms. We believe that the combination of the direct and distribution commercial models will maximize the revenue potential from our current and future product portfolio.

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

Key Developments during the Quarter Ended June 30, 2019

•	We made the decision to advance our U.S. CINGAL development program to achieve FDA approval, initially through the execution of a pilot study.
•	We executed a $30.0 million accelerated share repurchase agreement with Morgan Stanley & Co. LLC to repurchase common stock.
•	We continued to build our U.S. commercial infrastructure to execute our hybrid commercial strategy for the launch of our injectable, HA-based, surgical bone repair product in the third quarter of 2019.
•	We generated total revenue of $30.4 million for the second quarter of 2019.

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

In the third quarter of 2017, we submitted an application to the FDA for 510(k) clearance of an injectable, HA-based surgical bone repair product that is reabsorbed by the body and replaced by the growth of new bone during the healing process. We received the 510(k) clearance from the FDA in December 2017, and we expect to make this bone repair product commercially available in the United States during the third quarter of 2019 utilizing the previously-described hybrid commercial approach. In addition, we are working to expand our regenerative medicine pipeline with a new product candidate in the form of an implant for rotator cuff repair utilizing our proprietary solid HA, which could be used to repair partial and full-thickness rotator cuff tears. We finalized development of an initial product prototype during the fourth quarter of 2018. We are currently working on refining the prototype and performing preclinical testing of and developing the surgical instrumentation for the potential product. We anticipate that we will seek 510(k) clearance for this product during 2020, with a potential commercial launch to occur in mid-2021.

Our third generation, single-injection osteoarthritis product under development in the United States, CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients, is a main pipeline product and a component of our growth strategy. We completed an initial CINGAL Phase III clinical trial, including the associated statistical analysis for 368 enrolled patients, during the fourth quarter of 2014 with data indicating that the product met all primary and secondary endpoints relative to placebo set forth for the trial. During the first half of 2015, we completed a CINGAL retreatment study with 242 patients who had participated in the Phase III clinical trial and reported safety data related to the retreatment study. This initial Phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the U.S. Food and Drug Administration (“FDA”) related to the regulatory pathway for CINGAL, we conducted a formal meeting with the FDA’s Office of Combination Products (“OCP”) to present and discuss our data in September 2015, and we submitted a formal request for designation with OCP a month later. In its response to our formal request for designation, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. We then held discussions with CDER to understand the requirements for submitting a New Drug Application (“NDA”) for CINGAL. We held a meeting with CDER in September 2016 to align on an approval framework and on submission requirements for this NDA for CINGAL, including the execution of an additional Phase III clinical trial to supplement our existing CINGAL pivotal study data. We submitted an IND in late 2016, and discussions with CDER indicated that they did not have objections to our clinical protocol design. As a result, we commenced work on this second Phase III clinical trial (“CINGAL 16-02 Study”) in the first quarter of 2017, and the first patient was treated in the second quarter of 2017. Enrollment of the 576 patients in this second Phase III clinical trial was completed during October 2017, and we completed the six-month patient follow-up in April 2018. We received and analyzed the data from the CINGAL 16-02 Study during the second quarter of 2018, and, while substantial pain reduction associated with CINGAL was evident at each measurement point, we determined based on statistical analysis that it did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between CINGAL and the approved steroid component of CINGAL at the six-month time point. In the third quarter of 2017, we initiated an additional three-month extended follow-up study in conjunction with the CINGAL 16-02 Study to investigate the efficacy of CINGAL over this longer period. The first patients were enrolled in this follow-up study in the fourth quarter of 2017 and we completed the nine-month patient follow-up in the third quarter of 2018. In the first quarter of 2019, we met with the FDA to discuss the potential approval pathway for CINGAL in the United States moving forward in light of the work we have previously done. In the meeting, the FDA indicated that an additional Phase III clinical trial would be necessary to support U.S. marketing approval for CINGAL, and we received feedback from the FDA on the parameters and requirements for this additional clinical trial. After substantial internal review, we have decided to conduct a pilot study to enable us to evaluate our full-scale Phase III clinical trial design, including patient and site selection criteria, and increase the probability of success for the Phase III trial. We expect to begin enrolling patients in the pilot study in the first half of 2020.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, and other early stage regenerative medicine development programs. HYALOFAST, which received CE Mark approval in September 2009, is commercially available in Europe and certain international countries. During the first quarter of 2015, we submitted an Investigational Device Exemption (“IDE”) for HYALOFAST to the FDA, which was approved in July 2015. We commenced patient enrollment in a clinical trial in December 2015 and advanced site initiations and patient enrollment activities. In the second quarter of 2016, a supplement to the HYALOFAST IDE was approved to expand the inclusion criteria for the clinical study, which was aimed at decreasing the time needed to complete the clinical trial. An additional supplement to the HYALOFAST IDE was approved in June 2019, amending the clinical protocol to allow worldwide trial site locations and to adjust inclusion criteria with the goal of accelerating trial enrollment and maximizing our probability of a successful trial outcome. Given the changing medical landscape with respect to the randomization arm for this trial, the microfracture procedure, we are also actively pursuing other alternative strategies to accelerate patient enrollment. The previously-described voluntary recall of certain production lots of our HYAFF-based products did not impact the HYALOFAST clinical trial, as the product used in the clinical trial is not sourced from the affected production lots.

We are also currently proceeding with other research and development programs, one of which utilizes our proprietary HA technology to treat pain associated with common repetitive overuse injuries, such as lateral epicondylitis, also known as tennis elbow. We submitted a CE Mark application for this treatment during the first quarter of 2016 and received a CE Mark for the treatment of pain associated with tennis elbow in December 2016. We began work towards a post-market clinical study in relation to the CE Mark for this product in the fourth quarter of 2018. Outside of the United States, this product is marketed under the trade name ORTHOVISC-T. Additionally, in the second quarter of 2016, we submitted an IDE to the FDA to conduct a Phase III clinical trial for this treatment, which was approved by the FDA in June 2016. Notwithstanding that approval and in light of recent changes to the regulatory environment for HA-based products, in the first quarter of 2019, the FDA requested that we submit this product to OCP for designation, which we did early in the second quarter of 2019. We remain in discussions with the FDA with respect to the designation and approval pathway for this product. We also have several other research and development programs underway focused on expanding the indications of our current products, including MONOVISC. During 2019, we will also be performing post-market clinical work in relation to the CE Mark for MONOVISC.

In addition to other early stage research and development initiatives we are undertaking, we entered into an agreement with the University of Liverpool in January 2018 to develop an injectable mesenchymal stem cell therapy for the treatment of age-related osteoarthritis with the goal of bringing a therapeutics candidate through clinical trials to market to meet an unmet therapeutic need. We are currently in the preclinical phase of this program and aim to finalize proof of concept during the second quarter of 2020.

Results of Operations

Three- and Six-Months Ended June 30, 2019 Compared to Three- and Six-Months Ended June 30, 2018

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)				(in thousands, except percentages)
Product revenue	$30,413	$30,542	$(129)	(0%)	$55,130	$51,800	$3,330	6%
Licensing, milestone and contract revenue	5	6	(1)	(17%)	11	12	(1)	(8%)
Total revenue	30,418	30,548	(130)	(0%)	55,141	51,812	3,329	6%

Operating expenses:
Cost of product revenue	6,836	8,152	(1,316)	(16%)	14,147	15,996	(1,849)	(12%)
Research & development	4,165	4,733	(568)	(12%)	8,423	9,895	(1,472)	(15%)
Selling, general & administrative	7,502	6,417	1,085	17%	15,174	22,507	(7,333)	(33%)
Total operating expenses	18,503	19,302	(799)	(4%)	37,744	48,398	(10,654)	(22%)
Income from operations	11,915	11,246	669	6%	17,397	3,414	13,983	410%
Interest and other income, net	533	290	243	84%	1,031	385	646	168%
Income before income taxes	12,448	11,536	912	8%	18,428	3,799	14,629	385%
Provision for (benefit from) income taxes	3,013	1,444	1,569	109%	4,486	394	4,092	1,039%
Net income	$9,435	$10,092	$(657)	(7%)	$13,942	$3,405	$10,537	309%
Product gross profit	$23,577	$22,390	$1,187	5%	$40,983	$35,804	$5,179	14%
Product gross margin	77.5%	73.3%			74.3%	69.1%

Product Revenue

Product revenue for the three-month period ended June 30, 2019 was $30.4 million, a decrease of $0.1 million as compared to $30.5 million for the three-month period ended June 30, 2018. Product revenue for the six-month period ended June 30, 2019 was $55.1 million, an increase of 6%, or $3.3 million, as compared to $51.8 million for the six-month period ended June 30, 2018. For the three-month period ended June 30, 2019, the decrease in product revenue was driven by growth in our orthobiologics and surgical franchises, offset by decreases resulting from order timing in our dermal and other franchises. For the six-month period ended June 30, 2019, the increase in product revenue was driven by growth in our orthobiologics, dermal and surgical franchises, partially offset by a decrease resulting from order timing in our other franchise.

The following tables present product revenue by product group:

	Three Months Ended June 30,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$26,462	$26,192	$270	1%
Surgical	2,101	1,263	838	66%
Dermal	444	623	(179)	(29%)
Other	1,406	2,464	(1,058)	(43%)
Total	$30,413	$30,542	$(129)	(0%)

	Six Months Ended June 30,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$48,210	$45,681	$2,529	6%
Surgical	3,493	2,509	984	39%
Dermal	573	83	490	591%
Other	2,854	3,527	(673)	(19%)
Total	$55,130	$51,800	$3,330	6%

Orthobiologics

Our orthobiologics franchise consists of orthopedic pain management and regenerative therapies. Overall, sales increased 1% and 6% for the three- and six-month periods ended June 30, 2019, respectively, as compared to the same periods in 2018. For the three-month period ended June 30, 2019, there were increased sales of our international viscosupplement products, led by strong CINGAL sales. This increase was partially offset by a decrease in U.S. viscosupplement revenue in the period. The increase in revenue for the six-month period ended June 30, 2019 was primarily driven by increased revenue from MONOVISC domestically and internationally, as well as increased revenue from CINGAL in international markets. We expect orthobiologics product revenue in 2019 to continue to increase as compared to 2018, primarily due to the growth in international CINGAL and MONOVISC revenue and the commercial launch of our injectable, HA-based surgical bone repair product in the U.S. via the previously-described hybrid commercial approach.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat (“ENT”) disorders. Sales of our surgical products increased 66% and 39% for the three- and six-month periods ended June 30, 2019, to $2.1 million and $3.5 million, respectively, as compared to the same periods in 2018. The increase in surgical product revenue for the three- and six-month periods was due to increased sales to our worldwide ENT commercial partner and higher sales of surgical anti-adhesion products to our international distributors. We expect surgical product revenue to increase in 2019 as compared to 2018 primarily due to increased worldwide revenue associated with sales of our surgical anti-adhesion product and ENT sales.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on our HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. For the three-month period ended June 30, 2019, dermal product sales decreased by $0.2 million as compared to the same period in 2018 resulting primarily from order timing. For the six-month period ended June 30, 2019, sales increased $0.5 million as compared to the same period in 2018. This increase was due to recovery from the previously-described voluntary recall of certain production lots of our HYAFF-based products in 2018. We expect dermal sales to increase in 2019 as a result of resuming HYALOMATRIX shipments in late 2018 after the product was impacted by the voluntary recall in 2018.

 Other

Other product revenue includes revenues from our ophthalmic and veterinary franchises. Other product revenue decreased for the three-month period ended June 30, 2019 by $1.1 million or 43%, and decreased by $0.7 million or 19%, for the six-month period ended June 30, 2019, each as compared to the corresponding period in 2018. We expect other revenue to decrease modestly in 2019 as compared to 2018, primarily as a result of decreased sales to one of our ophthalmic distributors offset in part by increased revenue from veterinary products.

Product Gross Profit and Margin

Product gross profit for the three- and six-month periods ended June 30, 2019 increased $1.2 million and $5.2 million to $23.6 and $41.0 million, respectively, representing 77.5% and 74.3% of product revenue. Product gross profit for the three- and six-month periods ended June 30, 2018 was $22.4 million and $35.8 million, respectively, or 73.3% and 69.1% of product revenue for the periods, respectively. The increase in product gross margin for the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily due to favorable changes in revenue mix and certain inventory charges related to our solid HA product lines incurred during the 2018 periods.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2019 were $4.2 million and $8.4 million, representing 14% and 15% of total revenue for the respective periods, a decrease of $0.6 million and $1.5 million, respectively, as compared to the same periods in 2018. The decrease in research and development expense was primarily due to lower clinical trial expenses related to CINGAL for the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, offset in part by higher pre-clinical product development activities associated with the development of product candidates in our research and development pipeline, including our rotator cuff therapy, and additional expenses associated with compliance activities related to the European Union Medical Device Regulation. Research and development expenses may potentially increase in 2019 as compared to 2018 as we further develop new products and clinical trial activities, including preparation for the CINGAL pilot study, perform required post-market clinical follow-ups for our MONOVISC and ORTHOVISC-T products in the European Union, and as a result of current or future changes to the regulatory environments in the jurisdictions in which we do business.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three- and six-month periods ended June 30, 2019 were $7.5 million and $15.2 million, representing 25% and 28% of total revenue for the period, an increase of $1.1 million and decrease of $7.3 million, respectively, as compared to the same periods in 2018. The increase in SG&A expenses for the three-month period ended June 30, 2019 was primarily the result of increased personnel-related costs and external professional fees. The decrease for the six-month period was primarily due to the one-time, non-cash, stock-based compensation expense of approximately $8.0 million in the three-month period ended March 31, 2018 related to the retirement of our former Chief Executive Officer. We expect SG&A expenses for 2019 to decrease in comparison to 2018 due to the above mentioned one-time charge. The decrease will be partially offset by investments in our global commercial capabilities and the implementation of improved business and financial technology platforms required to grow our business.

Income Taxes

The provision for income taxes was $3.0 million and $4.5 million for the three- and six-month periods ended June 30, 2019, based on effective tax rates of 24.2% and 24.3%, respectively. The provision for income taxes was $1.4 million and $0.4 million for the three- and six-month periods ended June 30, 2018, based on effective tax rates of 12.5% and 10.4%, respectively. The net increase in the effective tax rate for the three- and six- month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily due to the limitation on the deductibility of executive compensation for accelerated stock vesting upon the retirement of our former Chief Executive Officer on March 9, 2018 in addition to the windfall tax benefit we realized in June 2018 related to exercises of employee equity awards. We realized an immaterial shortfall for the three- and six-month periods ended June 30, 2019.

How We Evaluate Our Operations

We present information below with respect to adjusted EBITDA, which we define as our net income excluding interest and other income, net, income tax benefit (expense), depreciation and amortization, and stock-based compensation. This financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”) and are not necessarily comparable to similarly titled measures presented by other companies.

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

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent. Some of these limitations are:

•	adjusted EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

•	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

•	the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of net income to adjusted EBITDA for the three- and six-month periods ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,435	$10,092	$13,942	$3,405
Interest and other income, net	(533)	(290)	(1,031)	(385)
Provision for income taxes	3,013	1,444	4,486	394
Depreciation and amortization	1,466	1,447	2,943	2,920
Stock-based compensation	1,443	1,322	2,829	8,887
Adjusted EBITDA	$14,824	$14,015	$23,169	$15,221

Adjusted EBITDA in the three- and six-month periods ended June 30, 2019, increased $0.8 million and $7.9 million, respectively, as compared with the comparable periods in 2018. The increase in adjusted EBITDA for the periods was primarily due to an increase in product gross profit and operating income as a result of a reduction in inventory related charges and a more favorable revenue mix.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $141.5 million and $159.0 million, and working capital totaled $179.5 million and $191.7 million as of June 30, 2019 and December 31, 2018, respectively. In addition, as of June 30, 2019, we have $50.0 million of available credit under our senior revolving credit facility with Bank of America, N.A. We believe that we have adequate financial resources to support our business for at least the twelve months from the issuance date of our financial statements. As of June 30, 2019, we were in compliance with the terms of our credit agreement with Bank of America, N.A.

Cash provided by operating activities was $13.9 million for the six-month period ended June 30, 2019, as compared to cash provided by operating activities of $14.1 million for the same period in 2018. The decrease was primarily related to a decrease in collections of our accounts receivable due to timing of receipts and a decrease in accrued expenses. These factors were partially offset by a decrease in prepayments of income taxes and payments for inventory.

Cash used in investing activities was $3.4 million for the six-month period ended June 30, 2019, as compared to cash provided by investing activities of $7.5 million for the same period in 2018. The change was due to increased purchases of investments, partially offset by lower capital expenditures as compared to the same period in 2018.

Cash used by financing activities was $30.1 million for the six-month period ended June 30, 2019, as compared to cash used by financing activities of $28.8 million for the same period in 2018. In each period, we executed a $30 million accelerated share repurchase agreement. The increase in cash used in financing activities for the six-month period ended June 30, 2019, was primarily attributable to a $2.9 million decrease in proceeds from the exercise of employee equity awards as compared to the corresponding period in the prior year.

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies or estimates during the three months ended June 30, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than those described in the Notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, Leases, (ASC 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of leases.  For information regarding the impact of recently adopted accounting standards, refer to Notes 2 and 12 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018. We had no material changes outside the ordinary course to our contractual obligations reported in our 2018 Annual Report on Form 10-K during the six months ended June 30, 2019. For additional discussion, see Note 13 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the first six months of 2019 to our market risks or to our management of such risks.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended June 30, 2019, there were no shares withheld to satisfy grantee tax withholding obligations on restricted stock award vesting events.

Following is a summary of stock repurchases for the three-month period ended June 30, 2019 (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2019	-	-	-	$-
May 1 to 31, 2019	451,694	$39.85	451,694	$32,000
June 1 to 30, 2019	-	-	-	$32,000
Total	451,694		451,694

(1)	On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program and $20.0 million reserved for open market repurchases. On May 7, 2019, we entered into a previously-announced accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $30.0 million of common stock. During the second quarter of 2019, 451,694 shares were delivered to us, constituting the initial delivery of shares and representing 60% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. Through June 30, 2019, we have made no open market repurchases.

ITEM 6.	EXHIBITS

Exhibit No.	Description

*10.1	Fixed Dollar Accelerated Share Repurchase Transaction, dated May 7, 2019, by and between Anika Therapeutics, Inc. and Morgan Stanley & Co. LLC

10.2	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 18, 2019)

10.3	Consulting Agreement, effective July 5, 2019, by and between Anika Therapeutics, Inc. and Edward S. Ahn, Ph.D.

10.4	Separation Agreement, effective July 8, 2019, by and between Anika Therapeutics, Inc. and Edward S. Ahn, Ph.D.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Joseph G. Darling, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Joseph G. Darling, and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 as filed with the SEC on July 26, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)
	iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)
	iv.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)
	v.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: July 26, 2019	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

