Form 10-Q
period 2019-09-30
Anika Therapeutics, Inc.
filed 2019-10-28
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2019, there were 14,269,367 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, MONOVISC, and ORTHOVISC are our registered trademarks, and TACTOSET is our trademark. This Quarterly Report on Form 10-Q also contains additional registered marks, trademarks, and trade names, including ones that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$103,381	$89,042
Investments	69,825	69,972
Accounts receivable, net of reserves of $981 and $1,525 at September 30, 2019 and December 31, 2018, respectively	23,889	20,775
Inventories, net	25,243	21,300
Prepaid expenses and other current assets	1,479	1,854
Total current assets	223,817	202,943
Property and equipment, net	51,750	54,111
Operating lease right-of-use assets	23,082	-
Other long-term assets	5,761	4,897
Intangible assets, net	7,680	9,191
Goodwill	7,489	7,851
Total assets	$319,579	$278,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,702	$3,143
Accrued expenses and other current liabilities	8,493	8,146
Total current liabilities	11,195	11,289
Other long-term liabilities	372	550
Deferred tax liability	4,727	3,542
Operating lease liabilities	21,603	-
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,269 and 14,210 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	143	142
Additional paid-in-capital	46,482	50,763
Accumulated other comprehensive loss	(6,318)	(5,526)
Retained earnings	241,375	218,233
Total stockholders’ equity	281,682	263,612
Total liabilities and stockholders’ equity	$319,579	$278,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$29,615	$26,781	$84,745	$78,581
Licensing, milestone and contract revenue	82	6	93	18
Total revenue	29,697	26,787	84,838	78,599

Operating expenses:
Cost of product revenue	5,951	8,282	20,098	24,279
Research & development	4,158	4,232	12,581	14,126
Selling, general & administrative	7,539	5,700	22,713	28,207
Total operating expenses	17,648	18,214	55,392	66,612
Income from operations	12,049	8,573	29,446	11,987
Interest and other income, net	482	522	1,513	907
Income before income taxes	12,531	9,095	30,959	12,894
Provision for income taxes	3,331	1,496	7,817	1,890
Net income	$9,200	$7,599	$23,142	$11,004

Basic net income per share:
Net income	$0.65	$0.53	$1.65	$0.76
Basic weighted average common shares outstanding	14,070	14,237	14,065	14,524
Diluted net income per share:
Net income	$0.64	$0.53	$1.62	$0.74
Diluted weighted average common shares outstanding	14,387	14,377	14,266	14,820

Net income	$9,200	$7,599	$23,142	$11,004
Foreign currency translation adjustment	(622)	(113)	(792)	(444)
Comprehensive income	$8,578	$7,486	$22,350	$10,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	For the nine months ended September 30, 2019
					Accumulated
	Common Stock				Other	Total
	Number of	$0.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2019	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	7	-	5	-	-	5
Retirement of common stock for minimum tax withholdings	(3)	-	(124)	-	-	(124)
Stock-based compensation expense	-	-	1,386	-	-	1,386
Net income	-	-	-	4,507	-	4,507
Other comprehensive loss	-	-	-	-	(315)	(315)
Balance, March 31, 2019	14,214	$142	$52,030	$222,740	$(5,841)	$269,071
Issuance of common stock for equity awards	30	1	851	-	-	852
Forfeiture of restricted stock	(7)	-	-	-	-	-
Stock-based compensation expense	-	-	1,443	-	-	1,443
Repurchase of common stock	(452)	(5)	(29,995)	-	-	(30,000)
Net income	-	-	-	9,435	-	9,435
Other comprehensive income	-	-	-	-	145	145
Balance, June 30, 2019	13,785	$138	$24,329	$232,175	$(5,696)	$250,946
Issuance of common stock for equity awards	488	5	20,962	-	-	20,967
Forfeiture of restricted stock	(2)	-	-	-	-	-
Stock-based compensation expense	-	-	1,311	-	-	1,311
Retirement of common stock for minimum tax withholdings	(2)	-	(120)	-	-	(120)
Net income	-	-	-	9,200	-	9,200
Other comprehensive loss	-	-	-	-	(622)	(622)
Balance, September 30, 2019	14,269	$143	$46,482	$241,375	$(6,318)	$281,682

	For the nine months ended September 30, 2018
					Accumulated
	Common Stock				Other	Total
	Number of	$0.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2018	14,688	$147	$68,617	$199,511	$(4,784)	$263,491
Issuance of common stock for equity awards	89	1	511	-	-	512
Retirement of common stock for minimum tax withholdings	(32)	(1)	(1,735)	-	-	(1,736)
Stock-based compensation expense	-	-	7,565	-	-	7,565
Net loss	-	-	-	(6,686)	-	(6,686)
Other comprehensive income	-	-	-	-	620	620
Balance, March 31, 2018	14,745	$147	$74,958	$192,825	$(4,164)	$263,766
Issuance of common stock for equity awards	273	3	2,372	-	-	2,375
Stock-based compensation expense	-	-	1,322	-	-	1,322
Repurchase of common stock	(434)	(4)	(29,996)	-	-	(30,000)
Net income	-	-	-	10,091	-	10,091
Other comprehensive loss	-	-	-	-	(951)	(951)
Balance, June 30, 2018	14,584	$146	$48,656	$202,916	$(5,115)	$246,603
Stock-based compensation expense	-	-	1,177	-	-	1,177
Repurchase of common stock	(373)	(4)	3	-	-	(1)
Net income	-	-	-	7,599	-	7,599
Other comprehensive loss	-	-	-	-	(113)	(113)
Balance, September 30, 2018	14,211	$142	$49,836	$210,515	$(5,228)	$255,265

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,142	$11,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,459	4,433
Non-cash operating lease cost	880	-
Loss on disposal of fixed assets	927	172
Loss on impairment of intangible asset	303	-
Stock-based compensation expense	4,140	10,064
Deferred income taxes	941	(1,205)
Provision (recovery) for doubtful accounts	(450)	(87)
Provision for inventory	1,062	4,073
Accretion to amortized cost of investments	(1,075)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,751)	3,136
Inventories	(6,600)	(5,891)
Prepaid expenses, other current and long-term assets	440	1,304
Accounts payable	(335)	(2,449)
Operating lease liabilities	(796)	-
Accrued expenses, other current and long-term liabilities	(681)	509
Income taxes	377	(158)
Net cash provided by operating activities	23,983	24,905

Cash flows from investing activities:
Proceeds from maturity of investments	87,594	34,500
Purchase of investments	(86,368)	(77,683)
Purchase of property and equipment	(2,559)	(4,493)
Net cash (used in) provided by investing activities	(1,333)	(47,676)

Cash flows from financing activities:
Repurchases of common stock	(30,000)	(30,000)
Cash paid for tax withheld on vested restricted stock awards	(245)	(1,735)
Proceeds from exercise of equity awards	21,825	2,886
Net cash used in financing activities	(8,420)	(28,849)

Exchange rate impact on cash	109	189

Decrease in cash and cash equivalents	14,339	(51,431)
Cash and cash equivalents at beginning of period	89,042	133,256
Cash and cash equivalents at end of period	$103,381	$81,825
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2019	$24,110	$-
Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$132	$197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global, integrated joint preservation and regenerative therapies company based in Bedford, Massachusetts. The Company is committed to delivering innovative therapies to improve the lives of patients across a continuum of care from osteoarthritis pain management to joint preservation and restoration. The Company has over two decades of global expertise commercializing more than 20 products based on its proprietary hyaluronic acid (“HA”) technology. The Company’s therapeutic portfolio includes ORTHOVISC, MONOVISC, and CINGAL, viscosupplements which alleviate osteoarthritis pain and restore joint function by replenishing depleted HA, TACTOSET, a surgically-delivered therapy for bone repair procedures, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Distribution Model

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. As of September 30, 2019, deferred revenue was $28 thousand.

The Company has agreements with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) that include the grant of certain licenses, performance of development services, and supply of product. Revenues from the agreements with Mitek represent 71% and 70% of total Company revenues for the three- and nine-month periods ended September 30, 2019, respectively. The Company has agreements with other customers that may include the delivery of a license and supply of product.

Hybrid Commercial Model

The Company recently completed the implementation of a U.S.-based hybrid commercial model through which the Company launched TACTOSET, its surgically-delivered bone repair therapy, in the third quarter of 2019. The Company sells TACTOSET utilizing a network of regional and local distributors in conjunction with its own small internal sales team.

The Company recognizes revenue from TACTOSET product sales when the customer obtains control or upon utilization of the Company’s product in return for agreed-upon, fixed-price consideration. Revenues were not significant for the period. Performance obligations are settled upon transfer or utilization of the Company’s product to the customer. The Company’s payment terms are consistent with prevailing practice in the respective markets in which the Company does business. The Company’s customers make payments based on fixed-price terms, which are not affected by contingent events that could impact the transaction price. Payment terms fall within the one-year guidance for the practical expedient, which allows the Company to forgo adjustment of the contractual payment amount of consideration for the effects of a significant financing component. Product returns are only accepted at the discretion of the Company and are not expected to be significant. The Company accrues for sales returns and allowances on TACTOSET based upon research performed and current market conditions. The Company assesses the risk of loss on accounts receivable and adjusts the allowance for doubtful accounts based on this risk assessment, and this adjustment is not expected to be significant. Management believes that the allowance for doubtful accounts is adequate to provide for probable losses resulting from accounts receivable. The Company sells to a diversified base of customers and, therefore, believes there is no material concentration of credit risk.

Product and Total Revenue

Product revenue by product group was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Orthobiologics	$26,765	$24,097	$74,975	$69,778
Surgical	578	1,191	4,071	3,700
Dermal	417	80	990	163
Other	1,855	1,413	4,709	4,940
Product Revenue	$29,615	$26,781	$84,745	$78,581

Total revenue by geographic location was as follows:

	Three Months Ended September 30,
	2019		2018
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$23,512	79%	$21,695	81%
Europe	3,943	13%	3,132	12%
Other	2,242	8%	1,960	7%
Total Revenue	$29,697	100%	$26,787	100%

	Nine Months Ended September 30,
	2019		2018
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$66,538	78%	$63,377	81%
Europe	11,396	14%	9,021	11%
Other	6,904	8%	6,201	8%
Total Revenue	$84,838	100%	$78,599	100%

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

All of the Company’s investments are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes. The Company held investments, including U.S. treasury bills totaling $69.8 million and $70.0 million as of September 30, 2019 and December 31, 2018, respectively. Unrealized gains and losses as well as the associated tax impact on the Company’s available-for-sale securities were immaterial as of September 30, 2019 and December 31, 2018. All of the Company’s available-for-sale securities are estimated to mature in one year or less.

5.	Fair Value Measurements

The Company’s investments are all classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash and cash equivalents, current receivables, accounts payable, and interest accrual, the carrying amounts approximate fair value because of the short maturity of these instruments, and therefore fair value information is not included in the table below. The accretion to amortized cost included within interest and other income, net represented $1.1 million and $0.4 million as of September 30, 2019 and December 31, 2018.

The fair value hierarchy of the Company's cash equivalents and investments at fair value was as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$6,406	$6,406	$-	$-	$6,406

Investments:
U.S. treasury bills	$69,825	$69,825	$-	$-	$69,821

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$4,984	$4,984	$-	$-	$4,984

Investments:
U.S. treasury bills	$69,972	$69,972	$-	$-	$69,972

6.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured by the grant-date price of the Company’s shares. Fair value of performance restricted stock units (“PSUs”) is measured by the grant-date price of the Company’s shares with corresponding compensation cost recognized over the requisite service period. Compensation cost is recognized based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related compensation cost that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized, and any previously recognized compensation cost is reversed.

The fair value of each stock option award during the nine-month periods ended September 30, 2019 and 2018 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019			2018
Risk free interest rate	1.41%	-	2.54%	2.15%	-	2.82%
Expected volatility	44.27%	-	46.21%	37.12%	-	45.61%
Expected life (years)		3.5		4.0	-	4.5
Expected dividend yield		0.00%			0.00%

The Company recorded $1.3 million and $1.2 million of stock-based compensation expense for the three-month periods ended September 30, 2019 and 2018, respectively. The Company recorded $4.1 million and $10.1 million of stock-based compensation expense for the nine-month periods ended September 30, 2019 and 2018, respectively. Upon the retirement of the Company’s former Chief Executive Officer on March 9, 2018, all of his outstanding stock-based compensation awards vested in full and became exercisable in accordance with their terms, resulting in a one-time expense of $6.2 million that was fully recognized during the three-month period ended March 31, 2018.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product revenue	$114	$39	$288	$(205)
Research & development	50	239	318	690
Selling, general & administrative	1,147	899	3,534	9,579
Total stock-based compensation expense	$1,311	$1,177	$4,140	$10,064

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

The following table sets forth share information for stock-based compensation awards granted and exercised during the three- and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Grants:
Stock Options	87,250	18,500	218,867	228,300
RSAs	-	-	-	64,578
RSUs	9,000	3,624	185,507	11,754
PSUs	9,000	-	123,500	-
Exercises:
Stock Options	488,586	-	511,486	284,548
SARs	-	-	-	-

During the three- and nine-month periods ended September 30, 2019, the Company granted stock-based compensation awards in the form of stock options, PSUs, and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 30% of the total performance conditions, will be measured based on achievement in the 2019 fiscal year, while the financial targets, amounting to 70% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2021 fiscal year. The Company recorded $0.3 million and $0.7 million of stock-based compensation expense associated with PSUs for the three- and nine-month periods ended September 30, 2019, respectively.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares used in the calculation of basic earnings per share	14,070	14,237	14,065	14,524
Effect of dilutive securities:
Stock options, SARs, RSAs, RSUs and PSUs	317	140	201	296
Diluted shares used in the calculation of earnings per share	14,387	14,377	14,266	14,820

Stock options of 0.4 million and 0.9 million shares were outstanding for the three-month periods ended September 30, 2019 and 2018, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Stock options of 0.7 million and 0.6 million shares were outstanding for the nine-month periods ended September 30, 2019 and 2018 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

On May 2, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million shares of the Company’s common stock with $30.0 million to be repurchased through an accelerated share repurchase program and up to $20.0 million to be potentially repurchased on the open market from time-to-time. Through September 30, 2019, no open market repurchases had been executed. On May 7, 2019, the Company entered into an accelerated share repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $30.0 million shares of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $30.0 million cash to Morgan Stanley and received an initial delivery of 0.5 million shares of the Company’s common stock on May 8, 2019 based on a closing market price of $39.85 and the applicable contractual discount. This was approximately 60% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. These shares were restored to the status of authorized but unissued shares. The initial delivery of shares resulted in an immediate reduction of the number of outstanding shares used to calculate the weighted-average of shares of the Company’s common stock outstanding for basic and diluted net income per share on the effective date of the ASR Agreement.

As of September 30, 2019, the Company has approximately $12.0 million remaining under the ASR Agreement, which was recorded as an equity forward sale contract and was included in additional paid-in capital in stockholders’ equity in the condensed consolidated balance sheet as it met the criteria for equity accounting. Pursuant to the terms of the ASR Agreement, the final number of shares and the average purchase price will be determined at the end of the applicable purchase period, which is expected to occur in the first quarter of 2020. Upon settlement of the ASR Agreement, the Company may receive additional shares or be required to either pay additional cash or deliver shares of its common stock (at its option) to Morgan Stanley, based on the forward price. If the ASR Agreement had been settled as of September 30, 2019, based on the volume-weighted average price since the effective date of the ASR Agreement, Morgan Stanley would have been required to deliver approximately 0.2 million additional shares to the Company’s common stock. However, the Company cannot predict the final number of shares to be received, or delivered, by it under the ASR Agreement. These shares are not included in the calculation of diluted weighted-average of shares of common stock outstanding during the period because the effect is anti-dilutive.

8.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$12,686	$13,688
Work-in-process	7,762	4,626
Finished goods	10,234	6,819
Total	$30,682	$25,133

Inventories	$25,243	$21,300
Other long-term assets	$5,439	$3,833

Other long-term assets include $5.4 million and $3.8 million of inventory expected to remain on hand beyond one year as of September 30, 2019 and December 31, 2018, respectively.

9.	Intangible Assets

Intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following:

		September 30, 2019				December 31, 2018
	Gross Value	Accumulated Currency Translation Adjustment	Impairment	Accumulated Amortization	Net Book Value	Accumulated Currency Translation Adjustment	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$17,100	$(3,056)	$(303)	$(9,448)	$4,293	$(2,824)	$(8,672)	$5,604	15
In-process research & development	4,406	(1,316)	-	-	3,090	(1,168)	-	3,238	Indefinite
Distributor relationships	4,700	(415)	-	(4,285)	-	(415)	(4,285)	-	5
Patents	1,000	(184)	-	(519)	297	(169)	(482)	349	16
Elevess trade name	1,000	-	-	(1,000)	-	-	(1,000)	-	9
Total	$28,206	$(4,971)	$(303)	$(15,252)	$7,680	$(4,576)	$(14,439)	$9,191

The aggregate amortization expense related to intangible assets was $0.3 million and 0.2 million for the three-month periods ended September 30, 2019 and 2018, respectively. The aggregate amortization expense related to intangible assets was $0.8 million for each of the nine-month periods ended September 30, 2019 and 2018.

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

Through September 30, 2019, except as set forth in this paragraph, there have not been any other events or changes in circumstances that indicate that the carrying value of the other acquired intangible assets may not be recoverable. The Company was notified by the distributor of MEROGEL INJECTIBLE that it would not continue to order the product from the Company or market the product. As a result, the depreciation schedule of the remaining $0.1 million of net book value was accelerated. The Company continues to monitor and evaluate the financial performance of its business including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its recorded amount.

10.	Goodwill

The Company completed its annual impairment review as of November 30, 2018 and concluded that no impairment in the carrying value of goodwill exists as of that date. Through September 30, 2019, there have been no events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable. Changes in the carrying value of goodwill were as follows:

September 30,
2019
Balance at January 1, 2019	$7,851
Effect of foreign currency adjustments	(362)
Balance at September 30, 2019	$7,489

11.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Compensation and related expenses	$4,039	$4,446
Professional fees	1,333	1,989
Operating lease liability - current	1,109	-
Income taxes payable	766	385
Research grants	381	400
Clinical trial costs	497	577
Other	368	349
Total	$8,493	$8,146

The lease liability as of September 30, 2019 is the result of the Company adopting ASU 2016-02 as of January 1, 2019 as more fully described in Note 12.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid, incentives received or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the right-of-use asset.

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

The Company identified and assessed significant assumptions in recognizing the right-of-use asset and lease liability on January 1, 2019 as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the transition date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease. The weighted average discount rate at September 30, 2019 is 4.1%.

Lease term. The Company applied the hindsight practical expedient and as a result the lease term for the Bedford lease was determined to include all lease renewal options. There were no changes to the lease terms for its other leases. For the Padova lease, the Company considered the termination option when determining the lease term. The weighted average lease term at September 30, 2019 is 17.1 years.

The components of lease expense and other information are as follows:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Lease cost
Operating lease cost	$525	$1,568
Short-term lease cost	-	6
Variable lease cost	43	155
Total lease cost	$568	$1,729

Other information
Operating cash flows from operating leases	$488	$1,482

Future commitments due under these lease agreements as of September 30, 2019 are as follows:

Operating Lease Obligation As Of
Years ended December 31,	September 30, 2019
2019 (remaining 3 months)	$497
2020	2,025
2021	2,024
2022	1,981
2023	1,965
Thereafter	23,530
Present value adjustment	(9,310)
Present value of lease payments	22,712
Less current portion included in Accrued expenses and other current liabilities	(1,109)
Operating lease liabilities	$21,603

The following table summarizes the future minimum payments due for the Company’s operating leases under the prior lease guidance without the hindsight practical expedient for each of the next five years and the total thereafter as of December 31, 2018:

Years ended December 31,
2019	$1,879
2020	1,917
2021	1,924
2022	1,672
2023	414
2024 and thereafter	897
Total	$8,703

13.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of September 30, 2019 or December 31, 2018 and has no history of claims paid.

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

The provision for income taxes was $3.3 million and $7.8 million for the three- and nine-month periods ended September 30, 2019, based on effective tax rates of 26.6% and 25.3%, respectively. The provision for income taxes was $1.5 million and $1.9 million for the three- and nine-month periods ended September 30, 2018, based on effective tax rates of 16.4% and 14.7%, respectively. The net increase in the effective tax rate for the three- and nine- month periods ended September 30, 2019, as compared to the same periods in 2018, was primarily due to the windfall tax benefit the Company realized in June 2018 related to exercises of employee equity awards offset by the limitation on the deductibility of executive compensation for accelerated stock vesting upon the retirement of the Company’s former Chief Executive Officer on March 9, 2018.  In addition, the Company recorded a $0.3 million and $0.4 million tax shortfall for the three- and nine-month periods ended September 30, 2019 related to exercises of employee equity awards.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy.  The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assesses whether it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. The Company has concluded that the positive evidence outweighs the negative evidence and, thus, the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance as of September 30, 2019 or December 31, 2018.

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

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A “Risk Factors” of this report for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global, integrated joint preservation and regenerative therapies company based in Bedford, Massachusetts. We are committed to delivering innovative therapies to improve the lives of patients across a continuum of care from osteoarthritis pain management to joint preservation and restoration. We have over two decades of global expertise commercializing more than 20 products based on our proprietary hyaluronic acid (“HA”) technology. Our therapeutic portfolio includes ORTHOVISC, MONOVISC, and CINGAL, viscosupplements which alleviate osteoarthritis pain and restore joint function by replenishing depleted HA, TACTOSET, a surgically-delivered therapy for bone repair procedures, and HYALOFAST, a solid HA-based scaffold to aid cartilage repair and regeneration.

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

Since our inception in 1992, we have utilized a commercial partnership model for the distribution of our products to end-users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In the third quarter of 2019, we completed the implementation of a U.S.-based hybrid commercial model through which we launched TACTOSET, our surgically-delivered bone repair therapy. By utilizing a network of regional and local distributors in conjunction with our own small internal sales team, our hybrid model grants us a direct line of sight to our customers, enhanced commercial control over all aspects of sales, marketing, and market access, and the ability to scale our operations where and when appropriate. We intend to employ our hybrid commercial strategy for additional opportunities in the U.S. market, especially with respect to surgical products utilized in an operating room environment. For longer-term future products in the U.S. market, especially those that are not utilized in an operating room environment, we intend to evaluate the appropriate commercial model for each instance on a case-by-case basis, based on market dynamics, product type and other factors. These models could include direct sales, distribution partnerships, or a hybrid of those forms. We believe that the combination of the direct and distribution commercial models will maximize the revenue potential from our current and future product portfolio.

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

Key Developments during the Quarter Ended September 30, 2019

•	We deployed our hybrid commercial model in the U.S. by onboarding four regional sales directors and engaging our first U.S. distribution agent.
•	We completed the soft commercial launch and the first sale of TACTOSET, our first surgically-delivered regenerative therapy in the U.S. for bone repair procedures.
•	We expanded our experienced executive team with the addition of James Loerop as Executive Vice President of Business Development and Strategic Planning, and completed the recruitment efforts of the Vice President of Regulatory, Quality and Clinical Affairs, filled by Mira Leiwant.
•	We held an Analyst and Investor Day highlighting key facets of our 5-year strategic plan and providing updates on our transformation into a global commercial company.

Research and Development

Our research and development efforts primarily consist of the development of new medical applications for our HA-based technology, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals or clearances at all relevant stages of product development, and process development and scale-up manufacturing activities for our existing and new products. Our development focus is orthopedic and regenerative medicine and includes products for joint tissue preservation and restoration, and we believe that our HA platform technology provides broad pipeline versatility and expansion opportunities within this targeted space. We routinely interact with key external stakeholders to leverage customer and patient insights in our development process to ensure that we bring needed therapies to the market. We anticipate that we will continue to commit significant resources in the near future to research and development activities, including in relation to preclinical activities and clinical trials. These activities are aimed at the delivery of a steady cascade of new product development and launches over the next several years.

In the third quarter of 2017, we submitted an application to the FDA for 510(k) clearance of TACTOSET, a surgically-delivered therapy for bone repair procedure that is reabsorbed by the body and replaced by the growth of new bone during the healing process. We received the 510(k) clearance from the FDA in December 2017, and we made this bone repair product commercially available in the United States during the third quarter of 2019 utilizing the previously-described hybrid commercial approach. In addition, we are working to expand our regenerative medicine pipeline with a new product candidate in the form of an implant for rotator cuff repair utilizing our proprietary solid HA, which could be used to repair partial and full-thickness rotator cuff tears. We finalized development of an initial product prototype during the fourth quarter of 2018. We are currently working on refining the prototype and performing preclinical testing of and developing the surgical instrumentation for the potential product. We anticipate that we will seek 510(k) clearance for this product in late 2020 or early 2021, with a potential commercial launch to occur in late 2021.

Our third generation, single-injection osteoarthritis product under development in the United States, CINGAL, which is composed of our proprietary cross-linked HA material combined with an approved steroid and is designed to provide both short- and long-term pain relief to patients, is a main pipeline product and a component of our growth strategy. We completed an initial CINGAL Phase III clinical trial during the fourth quarter of 2014 and an associated retreatment study in the first half of 2015. The results of the initial Phase III clinical trial and the associated retreatment study supported the Health Canada and CE Mark approval of the product, and the commercial launch of the product in both Canada and the European Union occurred in the second quarter of 2016. In the United States, after discussions with the U.S. Food and Drug Administration (“FDA”) related to the regulatory pathway for CINGAL, and a formal meeting with the FDA’s Office of Combination Products (“OCP”), we submitted a formal request for designation with OCP in October 2015. In its response, OCP assigned the product to the FDA’s Center for Drug Evaluation and Research (“CDER”) as the lead agency center for premarket review and regulation. We subsequently commenced work on a second Phase III clinical trial (“CINGAL 16-02 Study”) in the first quarter of 2017 and completed the associated 6-month follow-up in April 2018. We received and analyzed the data from the CINGAL 16-02 Study during the second quarter of 2018, and, while substantial pain reduction associated with CINGAL was evident at each measurement point, we determined based on statistical analysis that it did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between CINGAL and the approved steroid component of CINGAL at the six-month time point. In the first quarter of 2019, we met with the FDA to discuss the potential approval pathway for CINGAL in the United States moving forward in light of the work we have previously done. In the meeting, the FDA indicated that an additional Phase III clinical trial would be necessary to support U.S. marketing approval for CINGAL, and we received feedback from the FDA on the parameters and requirements for this additional clinical trial. After substantial internal review, we decided to conduct a pilot study to enable us to evaluate our full-scale Phase III clinical trial design, including patient and site selection criteria, and increase the probability of success for the Phase III trial. We expect to begin enrolling patients in the pilot study in the first half of 2020.

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

In addition to other early stage research and development initiatives we have undertaken, we previously entered into an agreement with the University of Liverpool in January 2018 to develop an injectable mesenchymal stem cell therapy for the treatment of age-related osteoarthritis. This agreement was mutually terminated in August 2019 after discussions between the parties.

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)				(in thousands, except percentages)
Product revenue	$29,615	$26,781	$2,834	11%	$84,745	$78,581	$6,164	8%
Licensing, milestone and contract revenue	82	6	76	1,267%	93	18	75	417%
Total revenue	29,697	26,787	2,910	11%	84,838	78,599	6,239	8%

Operating expenses:
Cost of product revenue	5,951	8,282	(2,331)	(28%)	20,098	24,279	(4,181)	(17%)
Research & development	4,158	4,232	(74)	(2%)	12,581	14,126	(1,545)	(11%)
Selling, general & administrative	7,539	5,700	1,839	32%	22,713	28,207	(5,494)	(19%)
Total operating expenses	17,648	18,214	(566)	(3%)	55,392	66,612	(11,220)	(17%)
Income from operations	12,049	8,573	3,476	41%	29,446	11,987	17,459	146%
Interest and other income, net	482	522	(40)	(8%)	1,513	907	606	67%
Income before income taxes	12,531	9,095	3,436	38%	30,959	12,894	18,065	140%
Provision for (benefit from) income taxes	3,331	1,496	1,835	123%	7,817	1,890	5,927	314%
Net income	$9,200	$7,599	$1,601	21%	$23,142	$11,004	$12,138	110%
Product gross profit	$23,664	$18,499	$5,165	28%	$64,647	$54,302	$10,345	19%
Product gross margin	79.9%	69.1%			76.3%	69.1%

Product Revenue

Product revenue for the three-month period ended September 30, 2019 was $29.6 million, an increase of $2.8 million as compared to $26.8 million for the three-month period ended September 30, 2018. Product revenue for the nine-month period ended September 30, 2019 was $84.7 million, an increase of 8%, or $6.2 million, as compared to $78.6 million for the nine-month period ended September 30, 2018. For the three-month period ended September 30, 2019, the increase in product revenue was driven by growth in our orthobiologics, dermal and other franchises. For the nine-month period ended September 30, 2019, the increase in product revenue was driven by growth in our orthobiologics, dermal and surgical franchises, partially offset by a decrease resulting from order timing in our other franchise.

The following tables present product revenue by product group:

	Three Months Ended September 30,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$26,765	$24,097	$2,668	11%
Surgical	578	1,191	(613)	(51%)
Dermal	417	80	337	421%
Other	1,855	1,413	442	31%
Total	$29,615	$26,781	$2,834	11%

	Nine Months Ended September 30,
	2019	2018	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Orthobiologics	$74,975	$69,778	$5,197	7%
Surgical	4,071	3,700	371	10%
Dermal	990	163	827	507%
Other	4,709	4,940	(231)	(5%)
Total	$84,745	$78,581	$6,164	8%

Orthobiologics

Our orthobiologics franchise consists of orthopedic pain management and regenerative therapies. Overall, sales increased 11% and 7% for the three- and nine-month periods ended September 30, 2019, respectively, as compared to the same periods in 2018. For the three-month period ended September 30, 2019, the increase was primarily driven by increased sales of MONOVISC domestically, supplemented by an increase in sales of our international viscosupplement products, led by CINGAL. The increase in revenue for the nine-month period ended September 30, 2019 was primarily driven by increased revenue from MONOVISC domestically and internationally, as well as increased revenue from CINGAL in international markets. We expect orthobiologics product revenue in 2019 to continue to increase as compared to 2018, primarily due to the growth in international CINGAL and global MONOVISC revenue and the U.S. commercial launch of TACTOSET via the previously-described hybrid commercial approach.

Surgical

Our surgical franchise consists of products used to prevent surgical adhesions and to treat ear, nose, and throat (“ENT”) disorders. For the three-month period ended September 30, 2019, surgical product sales decreased by $0.6 million as compared to the same period in 2018 resulting primarily from order timing. For the nine-month period ended September 30, 2019, sales increased $0.4 million as compared to the same period in 2018. The increase in surgical product revenue for the nine-month period was due to increased sales to our worldwide ENT commercial partner and higher sales of surgical anti-adhesion products to our international distributors. We expect surgical product revenue to remain flat in 2019 as compared to 2018.

Dermal

Our dermal franchise consists of advanced wound care products, which are based on our HYAFF technology, and aesthetic dermal fillers. Our advanced wound care products treat complex skin wounds ranging from burns to diabetic ulcers, with HYALOMATRIX and HYALOFILL as the lead products. Sales of our dermal products increased $0.3 million and $0.8 million for the three- and nine-month periods ended September 30, 2019, to $0.4 million and $1.0 million, respectively, as compared to the same periods in 2018.  For the three- and nine-month periods ended September 30, 2019, the increases were due to recovery from the previously-described voluntary recall of certain production lots of our HYAFF-based products in 2018. We expect dermal sales to increase in 2019 as a result of resuming HYALOMATRIX shipments in late 2018 after the product was impacted by the voluntary recall in 2018.

Other

Other product revenue includes revenues from our ophthalmic and veterinary franchises. Other product revenue increased for the three-month period ended September 30, 2019 by $0.4 million or 31%, and decreased by $0.2 million or 5%, for the nine-month period ended September 30, 2019, each as compared to the corresponding period in 2018. We expect other product revenue to remain flat in 2019 as compared to 2018.

Product Gross Profit and Margin

Product gross profit for the three- and nine-month periods ended September 30, 2019 increased $5.2 million and $10.3 million to $23.7 and $64.7 million, respectively, representing 79.9% and 76.3% of product revenue. Product gross profit for the three- and nine-month periods ended September 30, 2018 was $18.5 million and $54.3 million, respectively, or 69.1% of product revenue for each of the periods. The increase in product gross margin for the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, was in part due to more favorable changes in revenue mix, including an increase in domestic royalty revenue from the viscosupplement business. In addition, the product gross margin for the nine-month period ended September 30, 2018 was also adversely impacted by the previously-described voluntary product recall.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2019 were $4.2 million and $12.6 million, representing 14% and 15% of total revenue for the respective periods, a decrease of $0.1 million and $1.5 million, respectively, as compared to the same periods in 2018. The decreases in research and development expense were primarily due to lower clinical trial expenses related to CINGAL for the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, partially offset by higher pre-clinical product development activities associated with the development of product candidates in our research and development pipeline, including our rotator cuff therapy. Research and development expenses may potentially increase in 2019 as compared to 2018 as we further develop new products and clinical trial activities, including preparation for the CINGAL pilot study, perform required post-market clinical follow-ups for our MONOVISC and ORTHOVISC-T products in the European Union related to the European Union Medical Device Regulation.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three- and nine-month periods ended September 30, 2019 were $7.5 million and $22.7 million, representing 25% and 27% of total revenue for the period, an increase of $1.8 million and decrease of $5.5 million, respectively, as compared to the same periods in 2018. The increase in SG&A expenses for the three-month period ended September 30, 2019 was primarily due to the establishment of our U.S. hybrid commercial model and the soft launch of TACTOSET, including increased personnel-related costs and external professional fees. The decrease for the nine-month period was primarily due to the one-time, non-cash, stock-based compensation expense of approximately $8.0 million in the three-month period ended March 31, 2018 related to the retirement of our former Chief Executive Officer. We expect SG&A expenses for 2019 to decrease in comparison to 2018 due to the above mentioned one-time charge. The decrease will be partially offset by investments in our global commercial capabilities and the implementation of improved business and financial technology platforms required to grow our business.

Income Taxes

The provision for income taxes was $3.3 million and $7.8 million for the three- and nine-month periods ended September 30, 2019, based on effective tax rates of 26.6% and 25.3%, respectively. The provision for income taxes was $1.5 million and $1.9 million for the three- and nine-month periods ended September 30, 2018, based on effective tax rates of 16.4% and 14.7%, respectively. The net increase in the effective tax rate for the three- and nine- month periods ended September 30, 2019, as compared to the same periods in 2018, was primarily due to the windfall tax benefit we realized in June 2018 related to exercises of employee equity awards offset by the limitation on the deductibility of executive compensation for accelerated stock vesting upon the retirement of our former Chief Executive Officer on March 9, 2018.  In addition, we recorded a $0.3 million and $0.4 million tax shortfall for the three- and nine-month periods ended September 30, 2019 related to exercises of employee equity awards.

Non-GAAP Financial Measures

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

The following is a reconciliation of net income to adjusted EBITDA for the three- and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,200	$7,599	$23,142	$11,004
Interest and other income, net	(482)	(522)	(1,513)	(907)
Provision for income taxes	3,331	1,496	7,817	1,890
Depreciation and amortization	1,516	1,513	4,459	4,433
Stock-based compensation	1,311	1,177	4,140	10,064
Adjusted EBITDA	$14,876	$11,263	$38,045	$26,484

Adjusted EBITDA in the three- and nine-month periods ended September 30, 2019, increased $3.6 million and $11.6 million, respectively, as compared with the comparable periods in 2018. The increase in adjusted EBITDA for the periods was primarily due to an increase in total revenue, product gross profit and operating income as a result of a more favorable revenue mix. In addition, the product gross margin for the nine-month period ended September 30, 2018 was also adversely impacted by the previously-described voluntary product recall.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $173.2 million and $159.0 million, and working capital totaled $212.6 million and $191.7 million as of September 30, 2019 and December 31, 2018, respectively. In addition, as of September 30, 2019, we have $50.0 million of available credit under our senior revolving credit facility with Bank of America, N.A. We believe that we have adequate financial resources to support our business for at least the twelve months from the issuance date of our financial statements. As of September 30, 2019, we were in compliance with the terms of our credit agreement with Bank of America, N.A.

Cash provided by operating activities was $24.0 million for the nine-month period ended September 30, 2019, as compared to cash provided by operating activities of $24.9 million for the same period in 2018. The decrease was primarily related to a decrease in collections of our accounts receivable due to timing of receipts and a decrease in accrued expenses.

Cash used in investing activities was $1.3 million for the nine-month period ended September 30, 2019, as compared to cash provided by investing activities of $47.7 million for the same period in 2018. The change was due to increased purchases of investments, partially offset by lower capital expenditures as compared to the same period in 2018.

Cash used by financing activities was $8.4 million for the nine-month period ended September 30, 2019, as compared to cash used by financing activities of $28.9 million for the same period in 2018. In each period, we executed a $30.0 million accelerated share repurchase agreement. The decrease in cash used in financing activities for the nine-month period ended September 30, 2019, was primarily attributable to a $18.9 million increase in proceeds from the exercise of employee equity awards as compared to the corresponding period in the prior year.

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies or estimates during the three months ended September 30, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than those described in the Notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, Leases, (ASC 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of leases.  For information regarding the impact of recently adopted accounting standards, refer to Notes 2 and 12 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018. We had no material changes outside the ordinary course to our contractual obligations reported in our 2018 Annual Report on Form 10-K during the nine months ended September 30, 2019. For additional discussion, see Note 13 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the first nine months of 2019 to our market risks or to our management of such risks.

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business and Industry

We may not succeed in implementing and executing our hybrid commercial model for TACTOSET and certain other products in the United States, and our failure to do so could negatively impact our business and financial results.

For near-term opportunities in the U.S. market, especially those with respect to orthopedic surgical products utilized in an operating room environment, we intend to utilize our hybrid commercial model through which we partner our own small internal sales team with a network of local and regional distribution agents. This approach is a departure from our historical distribution model in the United States, and we cannot be certain that we will be successful in implementing and executing on this hybrid commercial approach or that, even if we are able to implement it, the approach will be successful. The commercialization of TACTOSET and any future products launched under this model is subject to many risks, including that we have not previously commercialized a product on our own and cannot guarantee that we will be able to do so successfully or profitably. We may not be able to attract or retain the sophisticated personnel required for such approach, to identify or negotiate favorable or acceptable terms with distribution agents, to achieve in-market pricing at the levels we have targeted, to timely execute on our strategies for market penetration generally, or to generate meaningful sales of TACTOSET or other future products as a result of other market dynamics. Among other factors, our competitors generally offer a broader range of products than we do, which could make their aggregate offerings more attractive to end-users, distributor agents, group purchasing organizations, hospitals, and surgeons. Our failure to successfully implement and execute on this commercial approach could have a material adverse effect on our business, financial condition, and results of operations.

We are facing a delay in the pathway to commercialize our CINGAL product in the United States and may face other unforeseen difficulties and delays in achieving regulatory approval for CINGAL, which could affect our business and financial results.

In the second quarter of 2018, we received and analyzed the results of our second Phase III clinical trial for CINGAL and found that, while substantial pain reduction associated with CINGAL was evident at each measurement point, the data did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between CINGAL and the approved steroid component of CINGAL at the six-month time point. The FDA has indicated that an additional Phase III clinical trial will be necessary to support U.S. marketing approval for CINGAL. We decided during the second quarter of 2019 to conduct a pilot study to enable us to evaluate our full-scale Phase III clinical trial design, including patient and site selection criteria, and increase the probability of success for the Phase III trial. We expect to begin enrolling patients in the pilot study in the first half of 2020, but we may experience significant delays in patient enrollment or the pilot study may otherwise not be successful. If the pilot study is successful, we expect to commence an additional Phase III trial, but we cannot guarantee the success of any additional Phase III trial. Because the results of the pilot study or any additional Phase III trial, or other unforeseen future developments, could have a substantial negative impact on the timeline for and the cost associated with a potential CINGAL regulatory approval, our overall business condition, financial results, and competitive position could be affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended September 30, 2019, we withheld 2,147 shares to satisfy grantee tax withholding obligations on restricted stock award vesting events.

Following is a summary of stock repurchases for the three-month period ended September 30, 2019 (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1 to 31, 2019	2,147	$55.85	-	$32,000
August 1 to 31, 2019	-	-	-	$32,000
September 1 to 30, 2019	-	-	-	$32,000
Total	2,147		-

(1)	On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program and $20.0 million reserved for open market repurchases. On May 7, 2019, we entered into a previously-announced accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $30.0 million of common stock. During the second quarter of 2019, 451,694 shares were delivered to us, constituting the initial delivery of shares and representing 60% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. Through September 30, 2019, we have made no open market repurchases.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Joseph G. Darling, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Joseph G. Darling, and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 as filed with the SEC on October 28, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)
	iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)
	iv.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)
	v.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: October 28, 2019	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

