Form 10-Q
period 2020-03-31
Anika Therapeutics, Inc.
filed 2020-05-22
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 19, 2020, there were 14,202,273 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ARTHROSURFACE, ANIKA THERAPEUTICS, CINGAL, HYAFF, MONOVISC, ORTHOVISC, PARCUS MEDICAL, and TACTOSET are our registered trademarks. This Quarterly Report on Form 10-Q also contains additional registered marks, trademarks, and trade names, including ones that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$65,833	$157,463
Investments	26,452	27,480
Accounts receivable, net of reserves of $935 and $962 at March 31, 2020 and December 31, 2019, respectively	28,101	23,079
Inventories, net	35,081	21,995
Prepaid expenses and other current assets	5,659	4,289
Total current assets	161,126	234,306
Property and equipment, net	54,232	50,783
Right-of-use assets	23,528	22,864
Other long-term assets	27,507	7,478
Intangible assets, net	98,718	7,585
Goodwill	33,802	7,694
Total assets	$398,913	$330,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,906	$3,832
Accrued expenses and other current liabilities	16,282	12,445
Total current liabilities	26,188	16,277
Other long-term liabilities	1,019	357
Contingent consideration	40,251	-
Deferred tax liability	16,030	4,331
Lease liabilities	21,731	21,367
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,198 and 14,308 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	142	143
Additional paid-in-capital	48,360	48,707
Accumulated other comprehensive loss	(6,027)	(5,898)
Retained earnings	251,219	245,426
Total stockholders’ equity	293,694	288,378
Total liabilities and stockholders’ equity	$398,913	$330,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the Three Ended March 31,
	2020	2019
Product revenue	$35,397	$24,717
Licensing, milestone and contract revenue	-	6
Total revenue	35,397	24,723

Operating expenses:
Cost of product revenue	14,200	7,311
Research & development	6,050	4,258
Selling, general & administrative	14,431	7,672
Goodwill impairment	18,144	-
Change in fair value of contingent consideration	(24,522)	-
Total operating expenses	28,303	19,241
Income from operations	7,094	5,482
Interest and other income, net	279	498
Income before income taxes	7,373	5,980
Provision for income taxes	1,580	1,473
Net income	$5,793	$4,507

Basic net income per share:
Net income	$0.41	$0.32
Basic weighted average common shares outstanding	14,202	14,185
Diluted net income per share:
Net income	$0.40	$0.31
Diluted weighted average common shares outstanding	14,353	14,314

Net income	$5,793	$4,507
Foreign currency translation adjustment	(129)	(315)
Comprehensive income	$5,664	$4,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	For the three months ended March 31, 2020
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2020	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Issuance of common stock for equity awards	-	-	-	-	-	-
Vesting of restricted stock units	42	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	(207)	-	-	(207)
Retirement of common stock for minimum tax withholdings	(4)	-	(141)	-	-	(141)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net income	-	-	-	5,793	-	5,793
Other comprehensive income	-	-	-	-	(129)	(129)
Balance, March 31, 2020	14,198	$142	$48,360	$251,219	$(6,027)	$293,694

	For the three months ended March 31, 2019
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2019	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	7	-	5	-	-	5
Retirement of common stock for minimum tax withholdings	(3)	-	(124)	-	-	(124)
Stock-based compensation expense	-	-	1,386	-	-	1,386
Net income	-	-	-	4,507	-	4,507
Other comprehensive income	-	-	-	-	(315)	(315)
Balance, March 31, 2019	14,214	$142	$52,030	$222,740	$(5,841)	$269,071

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,793	$4,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,761	1,477
Non-cash operating lease cost	340	297
Goodwill impairment	18,144	-
Change in fair value of contingent consideration	(24,522)	-
Loss on disposal of fixed assets	-	721
Loss on impairment of intangible asset	318	281
Stock-based compensation expense	(207)	1,386
Deferred income taxes	550	(124)
Provision (recovery) for doubtful accounts	(15)	-
Provision for inventory	831	381
Amortization of acquisition related inventory step-up	2,081	-
Amortization of premium and accretion of discount on investments and cash equivalents	-	(363)
Changes in operating assets and liabilities:
Accounts receivable	2,004	2,489
Inventories	(3,632)	(1,617)
Prepaid expenses, other current and long-term assets	(445)	(182)
Accounts payable	421	496
Operating lease liabilities	(310)	(269)
Accrued expenses, other current and long-term liabilities	(3,233)	(1,928)
Income taxes	166	910
Net cash provided by operating activities	1,045	8,462

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(92,983)	-
Proceeds from maturities of investments	14,990	58,094
Purchases of investments	(13,787)	(58,981)
Purchases of property and equipment	(723)	(1,030)
Net cash used in investing activities	(92,503)	(1,917)

Cash flows from financing activities:
Cash paid for tax withheld on vested restricted stock awards	(141)	(124)
Proceeds from exercises of equity awards	-	5
Net cash used in financing activities	(141)	(119)

Exchange rate impact on cash	(31)	46

Increase (decrease) in cash and cash equivalents	(91,630)	6,472
Cash and cash equivalents at beginning of period	157,463	89,042
Cash and cash equivalents at end of period	$65,833	$95,514
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2019	$-	$24,110
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$55	$246
Consideration for acquisitions included in accounts payable and accrued expenses	$2,085	$-
Acquisition related contingent consideration	$69,076	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global, integrated joint preservation and regenerative therapies company based in Bedford, Massachusetts. The Company aims to be the global leader in its space with innovative technologies that exceed its customers’ expectations. The Company is committed to delivering therapies to improve the lives of patients across a continuum of care from joint pain management to orthopedic joint preservation and restoration. The Company has nearly thirty years of global expertise commercializing more than twenty products based on its hyaluronic acid, or HA, technology platform, and the Company is focused on adding innovative and differentiated offerings to its portfolio. The Company’s proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to therapeutic use. The Company’s patented technology chemically modifies HA to allow for longer residence time in the body. The Company has two forms of cross-linked HA gel technologies, and a solid form of HA technology – HYAFF, which is the Company’s platform for regenerative medicine. These proprietary technologies are protected by an extensive portfolio of owned and licensed patents.

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons and Arthrosurface, Incorporated (“Arthrosurface”), a joint preservation technology company specializing in less invasive joint replacement solutions. The Company expects the Parcus Medical and Arthrosurface acquisitions to drive growth by broadening Anika's product portfolio into joint preservation and restoration, adding high-growth revenue streams, expanding its commercial capabilities, diversifying its revenue base, and expanding its product pipeline and research and development expertise.

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

There are many uncertainties regarding the current pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. The Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to numerous uncertainties. These estimates may change as new events occur and additional information is obtained, and actual results could differ materially from these estimates under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19 and will make adjustments to its operations as necessary.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2019 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three-month period ended March 31, 2020 are not indicative of the results to be expected for the year ending December 31, 2020.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its interim President and Chief Executive Officer as of March 31, 2020. Based on the criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Adoptions

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted ASU 2018-15 using the prospective method as of January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019 and requires the modified retrospective approach. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption primarily impacted our trade receivables. The Company assesses each customer's ability to pay by conducting a credit review which includes an assessment of the customer's creditworthiness. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' account balances. Concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas.  The historical credit losses have not been significant due to this dispersion and the financial stability of our customers.  The Company considers credit losses immaterial to our business and, therefore, have not provided all the disclosures otherwise required by the standard.

3.	Business Combinations

Parcus Medical, LLC

On January 24, 2020, (the “Parcus Medical Closing Date”), Anika Therapeutics, Inc. completed the acquisition of Parcus Medical pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Parcus Medical Merger Agreement”), by and among the Company, Parcus Medical, and Sunshine Merger Sub LLC, a Wisconsin limited liability company and a wholly-owned subsidiary of the Company. At the closing date, Parcus Medical became a wholly-owned subsidiary of the Company. Parcus Medical is a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons.

The acquisition of Parcus Medical has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair value as of the acquisition date. Recorded fair valuation of assets acquired and liabilities assumed related to the acquisition of Parcus Medical is preliminary and will be completed as soon as practicable, but no later than one year after the consummation of the transaction. Anika’s consolidated financial statements as of and for the three months ended March 31, 2020, include results of operations for Parcus Medical from January 24, 2020 through March 31, 2020.

Consideration Transferred

Pursuant to the Parcus Medical Merger Agreement, the Company acquired all outstanding equity of Parcus Medical for estimated total purchase consideration of $75.1 million, which consists of $32.8 million of cash consideration, $1.6 million of deferred consideration and $40.7 million for the estimated fair value of contingent consideration.

The total preliminary purchase consideration is as follows:

Cash consideration	$32,794
Deferred consideration	1,642
Estimated fair value of contingent consideration	40,700
Estimated total purchase consideration	$75,136

The deferred consideration is related to certain purchase price holdbacks which will be resolved within one year of the acquisition date and are recorded in accounts payable as of March 31, 2020. The Company may additionally be required to make future payments of up to $60.0 million depending on the level of net sales generated in 2020 through 2022. The fair value of contingent consideration related to net sales was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved.

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $1.9 million in transaction costs related to the Parcus Medical acquisition during the first quarter of 2020. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The preliminary estimate of fair value required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. Those estimates and assumptions are subject to change as the Company obtains additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date). The most significant open items necessary to complete are related to intangible assets and tax related matters.

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of January 24, 2020, and is as follows:

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$196
Accounts receivable	2,029
Inventories	9,088
Prepaid expenses and other current assets	364
Property and equipment, net	1,099
Right-of-use assets	944
Intangible assets	44,000
Accounts payable, accrued expenses and other current liabilities	(2,763)
Other long-term liabilities	(594)
Lease liabilities	(735)
Net assets acquired	53,628
Excess purchase price over fair value of net assets acquired	21,508
Estimated total purchase consideration	$75,136

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The goodwill is attributable to the workforce of the business and the value of future technologies expected to arise after the acquisition. Goodwill will not be amortized and is expected to be deductible for income tax purposes as the acquisition of the limited liability company is an asset purchase for tax purposes. The acquired intangible assets based on preliminary estimates of fair value as of January 24, 2020 are as follows:

Intangible assets acquired consist of:
Developed Technology	$41,100
Trade Name	1,800
Customer Relationships	1,100
Total Intangible Assets	$44,000

The preliminary fair value of the developed technology intangible assets has been estimated using the multi-period excess earnings method, which is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flow attributable to the asset, after charges for other assets employed by the business. The preliminary fair value of the customer relationships has been estimated using the avoided costs/lost profits method, which is based on the principle that the value of an intangible asset is based on consideration of the total costs that would be avoided by having this asset in place. The preliminary fair value of the trade name has been estimated using the relief from royalty method of the income approach, which is based on the principle that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. Key estimates and assumptions used in these models are projected revenues and expenses related to the asset, estimated contributory asset charges, estimated costs to recreate the asset, and a risk-adjusted discount rate used to calculate the present value of the future expected cash inflows or cash outflows avoided from the asset.

The final fair value determination of the identified intangible assets may differ from this preliminary determination, and such differences could be material. Based on the preliminary valuation, approximately $44.0 million represents the fair value of identifiable intangible assets. Approximately $41.1 million represents the fair value of developed technology that will be amortized over a useful life of 15 years, $1.1 million represents the fair value of customer relationships that will be amortized over a useful life of 10 years, and $1.8 million represents the fair value of trade names that will be amortized over a useful life of 5 years.

Revenue, Net Loss and Pro Forma Presentation

The Company recorded revenue from Parcus Medical of $2.6 million and a net loss of $0.9 million in the period from January 24, 2020 through March 31, 2020. The unaudited pro forma information for the three months ended March 31, 2020 and 2019 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika Therapeutics, Inc and Parcus Medical as if the acquisition had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the Parcus Medical acquisition.

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the $44.0 million of acquired identifiable intangible assets, (ii) a net decrease in interest expense as a result of eliminating interest expense and interest income related to Parcus Medical’s line of credit which was settled in accordance with the Parcus Medical Merger Agreement, (iii) an adjustment of rent expense associated with Parcus Medical’s finance and operating leases as a result of the adoption of ASC 842, Leases, and (iv) an adjustment to record the acquisition related transaction costs in the period required. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

The following table presents unaudited supplemental pro forma information:

	For the Three Months Ended March 31,
	2020	2019
Total revenue	$32,103	$27,934
Net income	5,510	3,105
Earnings per share:
Basic	$0.39	$0.22
Diluted	0.38	0.22

Arthrosurface Incorporated

On February 3, 2020, (the “Arthrosurface Closing Date”), Anika Therapeutics, Inc. completed the acquisition of Arthrosurface Incorporated pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Arthrosurface Merger Agreement”), by and among the Company, Arthrosurface, and Button Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company. At the closing date, Arthrosurface became a wholly-owned subsidiary of the Company. Arthrosurface is a joint preservation technology company specializing in less invasive, bone preserving partial and total joint replacement solutions.

The acquisition of Arthrosurface has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date. The final valuation of assets acquired and liabilities assumed related to the acquisition of Arthrosurface is expected to be completed as soon as practicable, but no later than one year after the consummation of the transaction. Anika’s consolidated financial statements as of and for the three months ended March 31, 2020, include results of operations for Arthrosurface from February 3, 2020 through March 31, 2020.

Consideration Transferred

Pursuant to the Arthrosurface Merger Agreement, the Company acquired all outstanding equity of Arthrosurface for estimated total purchase consideration of $90.3 million, which consists of $61.9 million of cash consideration and $28.4 million for the estimated fair value of contingent consideration.

The total preliminary purchase consideration is as follows:

Cash consideration	$61,909
Estimated fair value of contingent consideration	28,376
Estimated total purchase consideration	$90,285

The cash consideration includes $0.4 million based on final amounts for certain contractually-specified post-closing items that was included in accounts payable as of March 31, 2020. The Company may be required to make future payments of up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales generated in 2020 through 2021. The fair value of contingent consideration related to regulatory milestones was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to certain net sales levels from 2020 through 2021 was determined based upon a Monte Carlo simulation approach in an option pricing framework at acquisition date, whereby a range of possible scenarios were simulated. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved.

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $2.2 million in transaction costs related to the Arthrosurface Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The preliminary estimate of fair value required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. Those estimates and assumptions are subject to change as the Company obtains additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date). The most significant open items are related to intangible assets, property, plant and equipment and tax related matters.

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of February 3, 2020, as follows:

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,072
Accounts receivable	5,368
Inventories	15,652
Prepaid expenses and other current assets	535
Property, plant and equipment	3,394
Other long-term assets	7,548
Intangible assets	48,900
Accounts payable, accrued expenses and other liabilities	(3,929)
Deferred tax liabilities	(11,147)
Net assets acquired	67,393
Excess purchase price over fair value of net assets acquired	22,892
Estimated total purchase consideration	$90,285

 The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The goodwill is attributable to the workforce of the business and the value of future technologies expected to arise after the acquisition. Goodwill will not be amortized and is not expected to be deductible for income tax purposes as the acquisition of the corporation is a stock purchase for tax purposes.

Intangible assets acquired consist of:
Developed Technology	$37,000
Trade Name	3,400
Customer Relationships	7,900
IPR&D	600
Total Intangible Assets	$48,900

The preliminary fair value of the developed technology intangible assets has been estimated using the multi-period excess earnings method, which is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flow attributable to the asset, after charges for other assets employed by the business. The preliminary fair value of the customer relationships has been estimated using the avoided costs/lost profits method, which is based on the principle that the value of an intangible asset is based on consideration of the total costs that would be avoided by having this asset in place. The preliminary fair value of the trade name has been estimated using the relief from royalty method of the income approach, which is based on the principle that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. Key estimates and assumptions used in these models are projected revenues and expenses related to the asset, estimated contributory asset charges, estimated costs to recreate the asset, and a risk-adjusted discount rate used to calculate the present value of the future expected cash inflows or cash outflows avoided from the asset.

The final fair value determination of the identified intangible assets may differ from this preliminary determination, and such differences could be material. Based on the preliminary valuation, approximately $48.9 million represents the fair value of identifiable intangible assets. Approximately $37.0 million represents the fair value of developed technology that will be amortized over an estimated useful life of 15 years, $7.9 million represents the fair value of customer relationships that will be amortized over an estimated useful life of 10 years, and $3.4 million represents the fair value of trade names that will be amortized over an estimated useful life of 5 years. The $0.6 million represents the fair value of in-process research and development (“IPR&D”) with an indefinite useful life that will be evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Revenue, Net Loss and Pro Forma Presentation

The Company recorded revenue from Arthrosurface of $4.2 million and a net loss of $4.0 million in the period from February 3, 2020 through March 31, 2020. The unaudited pro forma information for the three months ended March 31, 2020 and 2019 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika Therapeutics, Inc. and Arthrosurface as if the acquisition had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the Arthrosurface acquisition.

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the $48.9 million of acquired identifiable intangible assets, (ii) an adjustment to cost of product revenue based on the preliminary fair value inventory adjustment and the anticipated inventory turnover (iii) a net decrease in interest expense as a result of eliminating interest expense and interest income related to Arthrosurface’s borrowings that were settled in accordance with the Arthrosurface Merger Agreement, an adjustment to record the acquisition related transaction costs in the period required, and (v) the tax effect of the pro forma adjustments using the Company’s blended U.S. federal and state tax rate of 25%. The effective tax rate of the combined company could be materially different from the rate presented in this unaudited pro forma condensed combined financial information. As a result of the transaction, the combined company may be subject to annual limitations on its ability to utilize pre-acquisition net operating loss carryforwards to offset future taxable income. The amount of the annual limitation is determined based on the value of Anika immediately prior to the ownership change. As further information becomes available, any such adjustment described above could be material to the amounts presented in the unaudited pro forma condensed combined financial statements. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

The following table presents unaudited supplemental pro forma information (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Total revenue	$35,819	$31,494
Net income	1,601	22
Earnings per share:
Basic	$0.11	$0.00
Diluted	0.11	0.00

4.	Fair Value Measurements

The Company held U.S. treasury bills of $25.2 million and certificates of deposit of $1.3 million at March 31, 2020. The Company held U.S. treasury bills of $27.5 million at December 31, 2019. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant as of March 31, 2020 and December 31, 2019, respectively.

The Company’s investments are all classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued based on quoted prices in active markets. Level 2 investments are based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. For cash, current receivables, accounts payable, and interest accrual, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The fair value hierarchy of the Company's cash equivalents, investments and liabilities at fair value was as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Bank Certificates of Deposit	$250	$-	$250	$-	$250
Money Market Funds	51,682	51,682			51,682
Total Cash equivalents	$51,932	$51,682	$250	$-	$51,932

Investments:
Bank Certificates of Deposit	$1,250	$-	$1,250	$-	$1,250
U.S. Treasury Bills	25,202	25,202	-	-	25,027
Total Investments	$26,452	$25,202	$1,250	$-	$26,277

Other current and long-term liabilities:
Contingent Consideration - Short Term	$4,303	$-	$-	$4,303	$4,303
Contingent Consideration - Long Term	40,251	-	-	40,251	40,251
Total Other current and long-term liabilities	$44,554	$-	$-	$44,554	$44,554

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$48,971	$48,971	$-	$-	$48,971

Investments:
U.S. Treasury Bills	$27,480	$27,480	$-	$-	$27,479

During fiscal years 2020 and 2019, there were no transfers between fair value levels.

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3.

March 31,
2020
Balance, beginning	$-
Additions	69,076
Payments	-
Change in fair value	(24,522)
Balance, ending	$44,554

Under the Parcus Medical and Arthrosurface merger agreements, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical and Arthrosurface each have net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has regulatory earn-out milestones in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rate used for the net sales and regulatory earn-out milestones was 6.1% for both Parcus Medical and Arthrosurface. The probability of successful achievement of the regulatory earn-out milestones range from 60%-90% for Arthrosurface, which remained unchanged from the acquisition date to March 31, 2020. The key variables that lead to a decrease in contingent consideration versus the acquisition date are the decrease in in near term revenues due to the COVID pandemic and an increase in the weighted average cost of capital from 11.5% to 13.5% for Arthrosurface and 14.5% to 16.0% for Parcus Medical. Increases or decreases in any of the probabilities of success in which milestones are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

The fair value of contingent consideration is assessed on a quarterly basis. The $24.5 million decrease in fair value of the contingent consideration as of March 31, 2020 was due to a decrease in the near term projections of revenue due to the COVID-19 pandemic.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$10,846	$12,058
Work-in-process	13,997	8,330
Finished goods	37,310	8,777
Total	$62,153	$29,165

Inventories	$35,081	$21,995
Other long-term assets	27,072	7,170

The increase in inventories for the three months ended March 31, 2020 reflected $24.7 of inventory recorded from the acquisitions of Parcus Medical and Arthrosurface in January and February 2020 discussed in Note 3.

6.	Intangible Assets

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

		Three months ended March 31, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$93,953	$(2,986)	$(318)	$(9,958)	$80,691	15
In-process research & development	5,006	(1,296)	-	-	3,710	Indefinite
Customer relationships	9,000	-	-	(99)	8,901	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(182)	-	(543)	275	16
Tradenames	5,200	-	-	(59)	5,141	5
Total	$118,859	$(4,879)	$(318)	$(14,944)	$98,718	13

		December 31, 2019
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$17,100	$(2,934)	$(389)	$(9,657)	$4,120	15
In-process research & development	4,406	(1,234)	–	–	3,172	Indefinite
Distributor relationships	4,700	(415)	–	(4,285)	–	5
Patents	1,000	(176)	–	(531)	293	16
Elevess tradename	1,000	–	–	(1,000)	–	9
Total	$28,206	$(4,759)	$(389)	$(15,473)	$7,585	11

The aggregate amortization expense related to intangible assets was $1.3 million and $0.3 million for the three-month periods ended March 31, 2020 and 2019, respectively.

In the first quarter of 2020, the Company acquired Parcus Medical and Arthrosurface as discussed in Note 3, which resulted in an increase of $92.9 million of gross value in intangible assets. During the quarter ended March 31, 2020, the Company determined that it will not pursue CE Mark renewals for certain of its products, which resulted in an impairment of $0.3 million in the three-month period ended March 31, 2020. The impairment is included in the selling, general & administrative expenses on our condensed consolidated statements of operations.

The Company assessed the recoverability of intangible and long-lived assets besides goodwill and concluded no impairments existed as of March 31, 2020. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in intangible or long-lived asset impairment charges.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment on each reporting unit. In connection with the evaluation of goodwill for impairment, the Company may first consider qualitative factors to assess whether there are any indicators to suggest it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If after assessing such factors or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. If the Company chooses to bypass the qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative assessment. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit’s carrying value over its fair value.

As of December 31, 2019, the Company concluded that it operated as a single reporting unit and performed the 2019 goodwill impairment test using a single reporting unit.

Changes in the carrying value of goodwill for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019
Balance, beginning	$7,694	$7,851
Effect of foreign currency adjustments	(148)	(157)
Acquisitions	44,400	-
Impairment loss	(18,144)	-
Balance, ending	$33,802	$7,694

The increase in goodwill for the three months ended March 31, 2020 is related to the acquisitions of Parcus Medical and Arthrosurface Inc. in January and February 2020 as further discussed in Note 3. As a result of the acquisitions, the Company now has two reporting units. The newly formed reporting unit includes Parcus Medical and Arthrosurface, which share similar economic and qualitative characteristics. This reporting unit produces sports medicine surgical tools, instruments and joint implants. The legacy Anika business remains in one reporting unit, which specializes in therapies based on its hyaluronic acid, or HA, technology platform.

The widespread economic volatility resulting from the COVID-19 pandemic triggered impairment testing in the first quarter of 2020, and accordingly, the Company performed interim impairment testing on the goodwill balances of its reporting units. For the legacy Anika reporting unit, the Company performed a qualitative assessment including consideration of 1) general macroeconomic factors, 2) industry and market conditions, and 3) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. The Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carry amount and thus, goodwill was not impaired as of March 31, 2020.

U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the quarter, the Company performed a quantitative assessment of goodwill impairment related to the Parcus Medical and Arthrosurface reporting unit as of March 31, 2020. The Company then estimated the fair value of the Parcus Medical and Arthrosurface reporting unit using a discounted cash flow method, which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. The Company determined that a discounted cash flow model provided the best approximation of fair value of the reporting unit for the purpose of performing the interim impairment test.

This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, the achievement of certain cost synergies, terminal growth rates and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made reasonable assumptions to best estimate future cash flows under a high degree of economic uncertainty that existed as of March 31, 2020. In developing its assumptions, the Company also considered observed trends of its industry participants.

The results of the interim impairment test indicated that the estimated fair value of the Parcus and Arthrosurface reporting unit was less than its carrying value. This is primarily due to decreases in near term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit. Consequently, a non-cash goodwill impairment charge was recorded as reflected in the table above. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

8.	Leases

The components of lease expense and other information are as follows:

	For the three months ended
	March 31, 2020	March 31, 2019
Amortization of ROU Assets	$37	$-
Interest on finance lease liabilities	7	-
Finance lease expense	$44	$-
Operating lease expense	574	522
Short-term lease expense	-	2
Variable lease expense	63	52
Total lease expense	$681	$576

	For the three months ended
	March 31, 2020	March 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	16.4	17.6
Financing leases	3.8	-
Weighted Average Discount Rate
Operating leases	4.1%	4.1%
Financing leases	5.1%	-
Other information
Operating cash flows from operating leases	$544	$497
Operating cash flows from financing leases	$51	$-

Future commitments due under these lease agreements as of March 31, 2020 are as follows:

Years ended December 31,	Operating Leases	Financing Leases	Total
2020 (Remaining 9 months)	$1,793	$204	$1,997
2021	2,304	174	2,478
2022	2,240	166	2,406
2023	2,123	160	2,283
2024	2,059	44	2,103
Thereafter	21,374	-	21,374
Present value adjustment	(8,681)	(66)	(8,630)
Present value of lease payments	23,212	682	23,894
Less current portion included in accrued expenses and other current liabilities	(1,481)	(214)	(1,695)
Total lease liabilities	$21,731	$468	$22,199

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019

Compensation and related expenses	$2,707	$5,830
Professional fees	4,908	3,850
Operating lease liability - current	1,481	1,141
Clinical trial costs	1,528	788
Acquisition related contingent consideration	4,303	-
Financing lease liability - current	214	-
Other	1,141	836
Total	$16,282	$12,445

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2020 or December 31, 2019 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

11.	Revenue

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. As of March 31, 2020, deferred revenue was $0.1 million.

The Company has agreements with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) that include the grant of certain licenses, performance of development services, and supply of product. Revenues from the agreements with Mitek represent 54% of total Company revenues for the three-month period ended March 31, 2020. The Company has agreements with other customers that may include the delivery of a license and supply of product.

Product and Total Revenue

Historically, the Company categorized our product offerings into four product families: Orthobiologics, Dermal, Surgical, and Other, which included our ophthalmic and veterinary products. As a result of the Company’s acquisitions of Parcus Medical and Arthrosurface during the period ended March 31, 2020, the Company now divides the product portfolio into three product families: Joint Pain Management, Orthopedic Joint Preservation and Restoration, and Other.

Product revenue by product family was as follows:

	Three Months Ended March 31,
	2020	2019

Joint Pain Management	$25,483	$22,850
Orthopedic Joint Preservation and Restoration	7,896	163
Other	2,018	1,704
	$35,397	$24,717

Total revenue by geographic location was as follows:

	Three Months Ended March 31,
	2020		2019
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$26,306	74%	$20,089	81%
Europe	5,276	15%	2,526	10%
Other	3,815	11%	2,108	9%
Total	$35,397	100%	$24,723	100%

12.	Equity Incentive Plan

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

The fair value of each stock option award during the three-month periods ended March 31, 2020 and 2019 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020			2019
Risk free interest rate	0.35%	-	1.59%	2.44%	-	2.54%
Expected volatility	46.48%	-	49.39%	44.34%	-	44.41%
Expected life (years)		4.0			3.5
Expected dividend yield		0.00%			0.00%

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended March 31,
	2020	2019
Cost of product revenue	$146	$92
Research & development	196	177
Selling, general & administrative	(549)	1,117
Total stock-based compensation expense	$(207)	$1,386

On January 29, 2020, the Company announced the unexpected death of its former President and Chief Executive Officer, Joseph Darling. According to the terms of Mr. Darling’s equity award grants and the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”), the unvested portion of his stock-based compensation was forfeited upon his death, resulting in a one-time benefit of $1.8 million that was fully recognized during the three-month period ended March 31, 2020 within selling, general & administrative expenses.

The following table sets forth share information for stock-based compensation awards granted and exercised during the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Grants:
Stock options	210,775	104,292
RSUs	100,631	165,507
PSUs	57,400	114,500
Exercises:
Stock options	-	500
Forfeitures:
Stock options	33,478	909
RSAs	8,574	3,333
RSUs	63,683	250
PSUs	63,000	-
Expirations:
Stock options	363	16,007

During the three-month period ended March 31, 2020, the Company granted stock-based compensation awards in the form of stock options, PSUs, and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 40% of the total performance conditions, will be measured based on achievement in the 2020-2022 fiscal years, while the financial targets, amounting to 60% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2020-2022 fiscal years. The Company recorded ($0.5) million of stock-based compensation expense associated with PSUs for the three-month period ended March 31, 2020.

13.	Earnings Per Share (“EPS”)

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares used in the calculation of basic earnings per share	14,202	14,185
Effect of dilutive securities:
Stock options, RSAs, PSUs and RSUs	151	129
Diluted shares used in the calculation of earnings per share	14,353	14,314

Stock options of 0.6 million and 1.0 million shares were outstanding for the three-month periods ended March 31, 2020 and 2019, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

14.	Accelerated Share Repurchase

In May 2019, the Company’s Board of Directors authorized a repurchase program of up to $50.0 million shares of the Company’s common stock with $30.0 million to be repurchased through an accelerated share repurchase program and up to $20.0 million to be potentially repurchased on the open market from time-to-time. On May 7, 2019, the Company entered into an accelerated share repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $30.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement from May 2019 to January 2020, the Company repurchased 0.6 million shares under the ASR Agreement at an average repurchase price of $50.78 per share. The ASR Agreement settled on January 14, 2020. Through March 31, 2020, no open market repurchases had been executed.

15.	Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The Company will continue to evaluate the impact of the CARES Act, but does not expect it to result in a material impact.

The provision for income taxes was $1.6 million for the three-month period ended March 31, 2020, based on an effective tax rate of 21.4%. The provision for income taxes was $1.5 million for the three-month period ended March 31, 2019, based on effective tax rates of 24.6%. The net decrease in the effective tax rate for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to the $1.9 million tax expense on the impairment of non-tax deductible goodwill offset by the $2.0 million tax benefit on the decrease in the fair value of the contingent consideration, both recognized in the first quarter of 2020.  In addition, the Company recorded a $0.4 million tax windfall for the three-month period ended March 31, 2020 related to exercises of employee equity awards. The Company recognized a net deferred tax liability of $11.2 million primarily due to intangible assets and inventory step up offset by net operating losses and Research & Development tax credits associated with the Arthrosurface acquisition discussed in Note 3.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assesses whether it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. The Company has concluded that the positive evidence outweighs the negative evidence and, thus, the deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis. As such, the Company did not record a valuation allowance as of March 31, 2020 or December 31, 2019.

16.	Subsequent Event - Revolving Credit Agreement

As of March 31, 2020, there were no outstanding borrowings under the Credit Agreement. On April 8, 2020, the Company submitted a loan notice to draw down the $50.0 million available under its existing credit facility, with an initial applicable interest of 2.08%. The credit facility will mature in October 2022, and the Company may prepay the credit facility at any time without penalty. Proceeds from the borrowing may be used for purposes permitted under the Credit Agreement, including for working capital and general corporate purposes.

The existing credit facility was entered into on October 24, 2017. The Company, as borrower, entered into a new five-year agreement with Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, for a $50.0 million senior revolving line of credit (the “Credit Agreement”). Subject to certain conditions, the Company may request up to an additional $50.0 million in commitments for a maximum aggregate commitment of $100.0 million, which requests must be approved by the Revolving Lenders (as defined in the Credit Agreement). Loans under the Credit Agreement generally bear interest equal to, at the Company’s option, either: (i) LIBOR plus the Applicable Margin, as defined below, or the (ii) Base Rate, defined as the highest of: (a) the Federal Funds Rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) the one month LIBOR adjusted daily plus 1.0%, plus the Applicable Margin. The Applicable Margin ranges from 0.25% to 1.75% based on the Company’s consolidated leverage ratios at the time of the borrowings under the Credit Agreement. The Company has agreed to pay a commitment fee in an amount that is equal to 0.25% per annum on the actual daily unused amount of the credit facility and that is due and payable quarterly in arrears. Loan origination costs are included in Other long-term assets and are being amortized over the five-year term of the Credit Agreement. As of December 31, 2019 and 2018, there were no outstanding borrowings under the Credit Agreement and the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default, and indemnification provisions in favor of the Lenders. These include restrictive covenants that require the Company not to exceed certain maximum leverage and interest coverage ratios, limit its incurrence of liens and indebtedness, and its entry into certain merger and acquisition transactions or dispositions and place additional restrictions on other matters, all subject to certain exceptions. The Lender has been granted a first priority lien and security interest in substantially all of the Company’s assets, except for certain intangible assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands, except per share amounts or as otherwise noted)

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking statements so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," “estimate,” “potential,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding the effect of COVID-19 and related impacts on our business, operations, and financial results, expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” of this report for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global, integrated joint preservation and regenerative therapies company based in Bedford, Massachusetts. Our mission is to be the global leader in orthopedic joint therapies and sports medicine with innovative technologies that exceed our customers’ expectations. We are committed to delivering solutions to improve the lives of patients across a continuum of care from joint pain management and regenerative therapies to sports medicine and orthopedic joint preservation and restoration. We have nearly thirty years of global expertise commercializing more than twenty products based on our hyaluronic acid, or HA, technology platform, and we are focused on adding innovative and differentiated offerings to our consolidated portfolio. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple therapeutic uses. Certain of our technology chemically modifies HA to allow for longer residence time in the body. We have two forms of cross-linked HA gel technologies, and a solid form of HA technology – HYAFF which is our platform for regenerative medicine. These proprietary technologies are protected by an extensive portfolio of owned and licensed patents.

As we look towards the future, our business is uniquely positioned to capture value within the sports and regenerative medicine market. Our success is driven by our focus on our talent and culture, investment in innovative research and development programs to feed our product pipeline, expanding our commercial footprint domestically and internationally, and pursuing strategic inorganic growth opportunities. We intend to continue to accelerate our commercial capabilities as we transform into a customer-centric company dedicated to advancing the joint preservation and restoration continuum of care. We believe that this commitment, along with our financial resources and operating history, have positioned us well to deliver sustained value to our shareholders,

In early 2020, we expanded our overall technology platform through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons, and Arthrosurface, Incorporated, or Arthrosurface, a joint preservation technology company specializing in less invasive, bone preserving partial and total joint replacement solutions. We expect the Parcus Medical and Arthrosurface acquisitions to drive growth by:

•	Broadening our product portfolio further into the sports medicine joint preservation and restoration space;
•	Adding high-growth potential revenue streams;
•	Expanding our commercial capabilities;
•	Diversifying our revenue base; and
•	Expanding our product pipeline and research and development expertise.

In addition, we believe that our historical HA and regenerative medicine expertise will be highly complementary to the sports medicine implants and instrumentation expertise of Parcus Medical and the partial and total joint replacement expertise of Arthrosurface. We believe that the combination of these three businesses positions us to provide innovative solutions along the orthopedic continuum of care and build significant value for patients, physicians, and key healthcare system stakeholders.

Since our inception in 1992 through mid-2019, we utilized a commercial partnership model for the distribution of our products to end-users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In 2019, we implemented a hybrid commercial approach that comprises a small direct model with a network of distributor partners in the U.S. market, and we utilized this hybrid approach for the launch of TACTOSET in the second half of 2019. The acquisitions of Arthrosurface and Parcus Medical each added to our commercial infrastructure, especially in the United States. Arthrosurface has approximately 35 sales representatives and 100 distributors in the U.S., while Parcus Medical employs a similar, though more mature, model as us and has over 50 U.S. distributors in place.

For products in our Orthopedic Joint Preservation and Restoration family, including those currently in research and development or those not yet developed, we intend to leverage the expanded hybrid-direct sales infrastructure of the consolidated entity. This framework pairs an internal direct sales team with external sales agent partners to maximize territorial coverage and sales generation. Generally, products within this family are sold into surgical environments, such as hospitals or ambulatory surgery centers, and we believe that we have a strong infrastructure now in place to service these customers. We intend to cross-train the sales staffs to create a consolidated sales structure selling all of the products within our portfolio. We also intend to assess each selling territory to maximize our coverage and reach as many customers and patients as possible.

For longer-term future products in the U.S. market within our Joint Pain Management or Other families, we intend to evaluate our commercial model and possible alternatives or augmentations in each instance on a case-by-case basis, based on market dynamics and other factors. These models could include direct sales, distribution partnerships, or a hybrid of those forms. For current products in the U.S. market, we intend to retain our current distribution relationships, including with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, or Mitek, as they continue to provide meaningful revenue and growth opportunities.

Please see the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview” in our Annual Report on Form 10-K for the year ended December 31, 2019, for a description of each of the above therapeutic areas, including the individual products.

Key Developments during the Quarter Ended March 31, 2020

•	We completed the acquisitions of Parcus Medical, a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons, and Arthrosurface, a joint preservation technology company specializing in less invasive partial joint replacement solutions. After closing the transactions, we began to execute our integration plans and started to see benefits to commercial operations and our product pipeline.
•	Our Board of Directors appointed Dr. Cheryl Blanchard as the Company’s Interim Chief Executive Officer effective February 12, 2020 to succeed Mr. Joseph Darling, our former CEO who passed unexpectedly in late January. Dr. Blanchard was formally named President and Chief Executive Officer on April 26, 2020.
•	We expanded our experienced executive team with the addition of David Colleran as Executive Vice President, General Counsel and Corporate Secretary.
•	We completed our $30.0 million accelerated share repurchase program in January 2020, under which we repurchased approximately 600,000 shares of our outstanding common stock.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. The Company cannot at this time predict the impact that the COVID-19 pandemic will have on its full year financial condition and operations, although we are continuing to monitor our operations for COVID-19 pandemic related changes. In this time of uncertainty as a result of the COVID-19 pandemic, we are focused on serving our customers while taking every precaution to provide a safe work environment for our employees and customers. We have established and implemented a work from home provision where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. To date, we do not anticipate disruption to our ability to supply products to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellation or delay of elective procedures, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

Research and Development

Our research and development efforts primarily consist of the development of new medical applications for our technology platform, the development of intellectual property with respect to our technology platform, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals, and process development and scale-up manufacturing activities for our existing and new products. Our development focus is orthopedic and regenerative medicine and includes products for tissue protection, repair, and regeneration, and we believe that our HA and surgical platform technologies provide broad pipeline versatility and expansion opportunities within this targeted space. We routinely interact with key external stakeholders to leverage customer and patient insights in our development process to ensure that we bring needed therapies to the market. We anticipate that we will continue to commit significant resources in the near future to research and development activities, including in relation to preclinical activities and clinical trials. These activities are aimed at the delivery of a steady cascade of new product development and launches over the next several years. The COVID-19 pandemic, however, has resulted in a significant decline in elective procedures worldwide. This decline has impacted our ability to enroll patients in our clinical trials. Given the uncertainty around the scale and duration of the COVID-19 pandemic, it is difficult to predict the precise impact on our clinical activities.

Our third generation, single-injection osteoarthritis product under development in the United States, CINGAL, is a joint pain management therapy composed of our proprietary cross-linked HA material combined with an approved steroid, is designed to provide both short- and long-term pain relief to patients, and is a main pipeline product and a component of our growth strategy. In pursuing a U.S. regulatory pathway for CINGAL, we have conducted two Phase III clinical trials and two follow-up studies, and the United States Food and Drug Administration, or FDA, has indicated an additional Phase III trial is necessary to support U.S. approval. We are currently working to initiate a pilot study to confirm our trial design, increase our probability of success in a Phase III trial and generate data that ultimately will be needed to support FDA approval. As a result of the COVID-19 pandemic, we no longer expect to commence the CINGAL pilot study in the first half of 2020. Given the evolving environment, we will update product development and clinical trial timelines after we have more visibility with respect to the length and regional impacts of the COVID-19 pandemic.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, and other early stage regenerative medicine development programs. We commenced patient enrollment in a Phase III clinical trial in December 2015 and advanced site initiations and patient enrollment activities. Given the changing medical landscape with respect to the randomization arm for this trial, the microfracture procedure, we are also actively pursuing other alternative strategies to accelerate patient enrollment. We also have several other research and development programs underway focused on expanding the joint preservation and regenerative medicine product portfolio.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)
Product revenue	$35,397	$24,717	$10,680	43%
Licensing, milestone and contract revenue	-	6	(6)	(100%)
Total revenue	35,397	24,723	10,674	43%

Operating expenses:
Cost of product revenue	14,200	7,311	6,889	94%
Research & development	6,050	4,258	1,792	42%
Selling, general & administrative	14,431	7,672	6,759	88%
Goodwill impairment	18,144	-	18,144	-
Change in fair value of contingent consideration	(24,522)	-	(24,522)	-
Total operating expenses	28,303	19,241	9,062	47%
Income from operations	7,094	5,482	1,612	29%
Interest and other income, net	279	498	(219)	(44%)
Income before income taxes	7,373	5,980	1,393	23%
Provision for income taxes	1,580	1,473	107	7%
Net income	$5,793	$4,507	$1,286	29%
Product gross profit	$21,197	$17,406	$3,791	22%
Product gross margin	60%	70%

Product Revenue

Product revenue for the three-month period ended March 31, 2020 was $35.4 million, an increase of $10.7 million as compared to $24.7 million for the three-month period ended March 31, 2019. For the three-month period ended March 31, 2020, the increase in product revenue was primarily driven by growth across our product portfolio, especially in our orthopedic joint preservation and restoration product family, as a result of the acquisitions of Parcus Medical and Arthrosurface, as well as the global growth of the joint pain management business.

Historically, we categorized our product offerings into four product families: Orthobiologics, Dermal, Surgical, and Other, which included our ophthalmic and veterinary products. As a result of the Company’s acquisitions of Parcus Medical and Arthrosurface during the period ended March 31, 2020, we now divide our product portfolio into three product families: Joint Pain Management, Orthopedic Joint Preservation and Restoration, and Other.

The following tables present product revenue by product group:

	Three Months Ended March 31,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)

Joint Pain Management	$25,483	$22,850	$2,633	12%
Orthopedic Joint Preservation and Restoration	7,896	163	7,733	4,744%
Other	2,018	1,704	314	18%
	$35,397	$24,717	$10,680	43%

Joint Pain Management

Our Joint Pain Management product family consists of injectable viscosupplement products that provide pain relief from osteoarthritis, or OA, conditions. These products include MONOVISC, ORTHOVISC, and CINGAL, all widely-used, HA-based viscosupplements utilized to treat OA pain in humans, as well as HYVISC, an HA-based treatment for equine osteoarthritis pain. Overall, revenue from joint pain management therapies increased 12% for the three-month period ended March 31, 2020, as compared to the same period in 2019. The increase was primarily driven by increased revenue from CINGAL and MONOVISC.

Orthopedic Joint Preservation and Restoration

Our Orthopedic Joint Preservation and Restoration product family consists of the following key products:

•	Arthrosurface’s catalogue of over 150 partial and total joint surface implants and preservation solutions for the knee, shoulder, hip, ankle, wrist and toe that are designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease. These products are designed to be less invasive and more bone preserving than conventional joint replacements. These products are available in the United States and over 25 international markets.

•	Parcus Medical’s line of surgical implant and instrumentation solutions are used by surgeons to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease. These solutions include screws, sutures, anchors, and other surgical systems that facilitate surgical procedures on the shoulder, knee, hip, distal extremities, and soft tissue. They are typically utilized by surgeons in ambulatory surgical center, or ASC, and hospital environments. These products are commercialized in the United States and over 60 international markets.

•	HYALOFAST, a biodegradable, HYAFF-based support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. This product is currently available in Europe, South America, Asia, and certain other international markets.

•	TACTOSET, an HA-enhanced bone repair therapy designed to treat insufficiency fractures. TACTOSET is available in the United States, and we expect to leverage the commercial infrastructure of our recent acquisitions to increase market access to sell TACTOSET.

For the three-month period ended March 31, 2020, Orthopedic Joint Preservation and Restoration product revenue increased by $7.7 million to $7.9 million as compared to the same period in 2019 resulting primarily from the additions of the Arthrosurface and Parcus Medical product portfolios.

Other

Our Other product family consists of legacy HA-based products that do not fit into one of our other primary product categories. These products include:

•	Advanced wound care products based on our HYAFF technology which are used to treat skin wounds, ranging from burns to diabetic ulcers. The products cover a variety of wound treatment solutions, including debridement agents, advanced therapies to aid healing, and scaffolds used as skin substitutes. Leading products include HYALOMATRIX and HYALOFILL, which are used for the treatment of complex wounds such as burns and ulcers.

•	Products used in connection with the treatment of ENT (ears, nose and throat) disorders. The lead product is MEROGEL, a HYAFF-based woven fleece nasal packing. We have partnered with Medtronic XoMed, Inc., or Medtronic, for worldwide distribution of these ENT products.

•	Ophthalmic products, including injectable, high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation.

Other product revenue increased for the three-month period ended March 31, 2020 by $0.3 million or 18%, as compared to the corresponding period in 2019.

Product Gross Profit and Margin

Product gross profit for the three-month period ended March 31, 2020 increased $3.8 million to $21.2 million, representing a 60% product gross margin, for the period. The decrease in product gross margin for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to fair valuation of inventory purchased associated with the two newly acquired companies. The inventory fair-value markup and amortization of acquired intangible assets resulted in an increase of cost of goods sold by approximately $3.0 million.

Research and Development

Research and development expenses for the three-month period ended March 31, 2020 were $6.1 million, an increase of $1.8 million as compared to the same period in 2019. The increases in research and development expense were primarily due to preparation activities for the Cingal Pilot study, certain European post-market clinical studies, and product development activities associated with the development of product candidates in our research and development pipeline at the legacy Anika business as well as at the recently acquired Parcus Medical and Arthrosurface business.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2020 were $14.4 million, an increase of $6.8 million, as compared to the same period in 2019. The increase in SG&A expenses for the three-month period ended March 31, 2020 was related to the Company’s newly acquired sales infrastructure and expenses related to the acquisitions of Parcus Medical and Arthrosurface during the first quarter of 2020, partially offset by a decrease in stock compensation expense in the three-month period ended March 31, 2020 due to the forfeiture of unvested awards.

Goodwill Impairment Charge

We assess goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the quarter, we performed a quantitative assessment of goodwill impairment related to the Parcus and Arthrosurface reporting unit as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $18 million was recorded in the quarter ended March 31, 2020. The decline in fair value was primarily due to decreases in immediate term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit.

Contingent Consideration Fair Value Change

In the quarter ended March 31, 2020, we recorded a net benefit of $24.5 million related to the change in fair value of our contingent consideration liabilities incurred as a result of the acquisition of Parcus Medical and Arthrosurface in January and February of 2020. The liability for contingent consideration is remeasured at each reporting period until the contingency is resolved. The decrease in fair value of the contingent consideration as of March 31, 2020 is a result of result of a decrease in the near term projections of revenue due to the COVID-19 pandemic.

Income Taxes

The provision for income taxes was $1.6 million for the three-month period ended March 31, 2020, based on an effective tax rate of 21.4%. The provision for income taxes was $1.5 million for the three-month periods ended March 31, 2019, based on effective tax rates of 24.6%. The net decrease in the effective tax rate for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to the $1.9 million tax expense on the impairment of non-tax deductible goodwill offset by the $2.0 million tax benefit on the decrease in the fair value of the contingent consideration, both recognized in the first quarter of 2020.  In addition, we recorded a $0.4 million tax windfall for the three-month period ended March 31, 2020 related to exercises of employee equity awards.

Non-GAAP Financial Measures

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income excluding interest and other income, net, income tax benefit (expense), depreciation and amortization, stock-based compensation, and acquisition related expenses. In light of the COVID-19 pandemic, we have also excluded the impacts of goodwill impairment charges and changes in the fair value of contingent consideration associated with our recent acquisition transactions. This financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”) and are not necessarily comparable to similarly titled measures presented by other companies.

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

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent. Some of these limitations are:

•	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

•	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

•	we exclude acquisition related expenses, including impacts of purchase price accounting, such as the impact of inventory fair-value step up on cost of goods sold, amortization and depreciation of acquired assets, transactions costs, and other related expenses;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration as a result of the COVID-19 pandemic;

•	the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of net income to adjusted EBITDA for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Net income	$5,793	$4,507
Interest and other income, net	(279)	(498)
Provision for income taxes	1,580	1,473
Depreciation and amortization	1,673	1,477
Stock-based compensation	(207)	1,386
Acquisition related expenses	7,326	-
Goodwill impairment	18,144	-
Change in fair value of contingent consideration	(24,522)	-
Adjusted EBITDA	$9,508	$8,345

Adjusted EBITDA in the three-month period ended March 31, 2020, increased $1.2 million as compared with the comparable period in 2019. The increase in adjusted EBITDA for the period was primarily due to an increase in total revenue, partially offset by increases in cost of product revenue and selling and marketing expenses.

Adjusted Net Income and Adjusted EPS

We present information below with respect to adjusted net income and adjusted diluted earnings per share (“adjusted EPS”), which we define as our net income excluding acquisition related expenses and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, each on a tax effected basis. Acquisition related expenses are those that we would not have incurred except as a direct result of acquisition transactions. Acquisition related expenses consist of investment banking, legal, accounting, and other professional and related expenses and the impact of purchase accounting, associated with acquisition transactions. In the context of adjusted net income, the impact of purchase accounting includes the amortization of inventory step up and the amortization of intangible assets recorded as part of purchase accounting for acquisition transactions. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired trade name. We define adjusted EPS as GAAP diluted earnings per share excluding acquisition related costs on a tax-adjusted per share basis. As a result of COVID-19, we also exclude the impacts of goodwill impairment charges and changes in the fair value in contingent consideration associated with the acquisition transactions, each on a tax effected basis if applicable. This financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

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

The following is a reconciliation of adjusted net income to net income for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Net income	$5,793	$4,507
Acquisition related expenses, tax effected	5,593	-
Goodwill impairment, tax effected	15,773	-
Change in fair value contingent consideration, tax effected	(20,682)	-
Adjusted net income	$6,477	$4,507

The following is a reconciliation of adjusted diluted EPS to diluted EPS for the three-month periods ended March 31, 2020 and 2019, respectively: (in thousands, expect per share data):

	Three Months Ended March 31,
	2020	2019
Diluted earnings per share (EPS)	$0.40	$0.31
Acquisition related expenses per share, tax effected	0.39	-
Goodwill impairment per share, tax effected	1.10	-
Change in fair value contingent consideration per share, tax effected	(1.44)	-
Adjusted diluted EPS	0.45	0.31

Adjusted net income and adjusted diluted EPS in the three-month period ended March 31, 2020 increased $2.0 million and $0.14 as compared with the comparable period in 2019. The increase for the period was primarily due to an increase in total revenue, partially offset by increases in cost of product revenue and selling and marketing expenses.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $92.3 million and $184.9 million, and working capital totaled $134.9 million and $218.0 million as of March 31, 2020 and December 31, 2019, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations. As a precautionary measure, we executed a drawdown of $50.0 million from our existing credit facility with Bank of America on April 8, 2020. The Company’s credit facility has an additional $50.0 million accordion feature that it could potentially access in the future. In addition, we are exploring other sources of funding aimed at further supporting our liquidity profile, as well as maintaining business and organizational continuity through the pandemic. In parallel, we have implemented a number of internal short-term expense controls and are prioritizing business initiatives to conserve cash flow.

Cash provided by operating activities was $1.0 million for the three-month period ended March 31, 2020, as compared to cash provided by operating activities of $8.5 million for the same period in 2019. The decrease was primarily attributable to the decrease in accrued operating expenses and the increase in inventory for the three-month period ended March 31, 2020.

Cash used in investing activities was $92.5 million for the three-month period ended March 31, 2020, as compared to cash used in investing activities of $1.9 million for the same period in 2019. The change was primarily due to the consideration paid for the acquisitions of Parcus Medical and Arthrosurface in the three-month period ended Marth 31, 2020.

Cash used by financing activities was $0.1 million for the three-month period ended March 31, 2020, as compared to cash used by financing activities of $0.1 million for the same period in 2019. In both periods, the cash used in financing activities was attributable to utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies or estimates during the three months ended March 31, 2020 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than those described below.

Business Combinations and Contingent Consideration

Amounts paid for acquisitions are allocated to the intangible and tangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. Critical estimates include, but are not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made.

We use the income approach to determine the fair value of certain identifiable intangible assets including developed technology and IPR&D. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The estimated economic lives were determined using a variety of indicators including historical usage, evolutionary changes and other observable market data. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. We base the discount rate used to arrive at the present value used in this method as of the date of acquisition on the time value of money and certain industry-specific risk factors. We use the relief from royalty method of the income approach to determine the fair value of trade names. This approach determines fair value by estimating the after-tax royalty savings attributable to owning the intangible asset and then discounting these after-tax royalty savings back to a present value. We base our assumptions on the estimated revenue attributable to the trade name, the estimated royalty rate attributable to the trade name, etc. We use the avoided costs/lost profits method to determine the fair of customer relationships. This approach determines fair value by estimating the projected revenues related to the asset and estimated costs to recreate the intangible asset. We believe the estimated purchased customer relationships, developed technologies, trade name, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

We use the comparative sales method to determine the fair value of work-in-process and finished goods inventory acquired and ultimately the inventory step-up required. The fair value of WIP inventory was estimated as the selling price less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the selling effort of the acquiring entity based on profit for similar products. The fair value of finished goods inventory was estimated as the selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity based on profit for similar products.

For contingent consideration, management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. Under the Parcus Medical and Arthrosurface merger agreements, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical and Arthrosurface each have net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has regulatory earn-out milestones in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our consolidated statements of comprehensive income.

Goodwill

We assess goodwill for impairment on November 30th of each year, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary, such as macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization, and our reporting units' historical and expected future financial performance. If we conclude that it is more likely than not that a reporting unit's fair value is less than it’s carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit's carrying value exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

For quantitative tests, we estimate the fair value of the reporting units using an income approach. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the its projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization, as well as other financial inputs from a selection of comparable publicly-traded companies with product offerings similar to those of the reporting unit. Estimates of future cash flows are dependent on our knowledge and experience about past and current events, and as well as significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. These assumptions are based on a number of factors, including future operating performance, economic conditions, actions we expect to take, and present value techniques. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in a manner that impairment in value may occur in the future.

U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the first quarter, we assessed goodwill for each of our reporting units. As of March 31, 2020, there was $7.5 million of goodwill on the balance sheet related to the legacy Anika reporting unit. We assessed that our legacy reporting unit’s fair value was greater than its carrying value using the qualitative assessment. Upon their acquisition, we recorded $44.4 million of goodwill on the balance sheet related to the combined Parcus Medical and Arthrosurface reporting unit. We performed a quantitative assessment of goodwill impairment related to the Parcus Medical and Arthrosurface reporting unit. The temporary suspension of domestic elective procedures directly impacted the Parcus and Arthrosurface reporting unit, resulting in an immediate term revenue decline. We further applied an increase in discount rate due to the increased overall uncertainty. These key changes, together with estimates on operating expenses, capital requirements, tax benefits, and other cash flow projections indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $18.1 million was recorded in the quarter ended March 31, 2020.

In the event the financial performance of the Company’s reporting units do not meet our expectations in the future, we experience future prolonged market downturns, negative trends from the COVID-19 pandemic continue, or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a goodwill impairment charge.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019. Material contractual obligations incurred in the quarter include those described in Note 3, “Business Combinations”, Note 4, “Fair Value Measurements”, Note 8, “Leases.” There were no material changes to our contractual obligations reported in our 2019 Annual Report on Form 10-K during the three months ended March 31, 2020. For additional discussion, see Note 10 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the first three months of 2020 to our market risks or to our management of such risks.

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

As of the filing of this report, management is in the process of evaluating and integrating the internal controls of the acquired Parcus Medical and Arthrosurface businesses into our existing operations. During the quarter, we implemented controls over the accounting and disclosures related to purchase accounting and integration of the Parcus Medical and Arthrosurface businesses, as well as enhanced controls surrounding the goodwill impairment assessment. There were no other material changes in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain employees began working remotely in March. Additionally, the Company has enhanced existing controls by implementing more frequent forecasting and increasing board oversight. Notwithstanding these changes, we have not identified any material changes in our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Risks Related to the COVID-19 Pandemic

The outbreak of COVID-19, the novel strain of coronavirus, continues to grow in the United States and numerous other countries. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Government and private sector actions responding to the pandemic have disrupted domestic business activities generally and have adversely affected our business operations. Numerous countries, including the United States and Italy, have imposed restrictions on travel, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19.

We have set forth below key risks from the COVID-19 pandemic that we have identified to date. The current circumstances are dynamic, however. While the quarantine, social distancing, and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the full impact of COVID-19 on our business operations and financial condition, including the duration and severity of the impact on overall customer demand and on our clinical studies, cannot be reasonably estimated at this time. The COVID-19 pandemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for our products have a material adverse impact on our business, operating results and financial condition.

Our operations are located in areas impacted by the COVID-19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

The coronavirus has spread to the United States and Italy, which as of the date of filing of this report, reportedly had, respectively, the highest and sixth-highest number of coronavirus infections in the world. Our administrative, research and development, and manufacturing operations are principally performed at our corporate headquarters in Massachusetts, which, as of the date of filing of this report, reportedly had the fourth-highest number of confirmed cases of coronavirus infections among all states and the District of Columbia. Though our Italian operations represent a relatively small percentage of our consolidated business, we conduct commercial activity, product development, sales and inventory management and other services in our office in Padova, Italy. Our business operations in the United States and Italy are subject to potential business interruptions arising from protective measures that may be taken by Italian, U.S., Massachusetts and other agencies and governing bodies. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in both the United States and Italy.

Stay-at-home orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business could result in disruptions to our operations, which could adversely impact the growth of our business, could cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. To mitigate the spread of COVID-19, we have transitioned a significant subset of our employee population to a remote work environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 pandemic could cause us to lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel within, to or from the United States and Italy continues to be restricted or inadvisable. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic have impacted, and are continuing to impact, the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities.

The COVID-19 pandemic has resulted in a significant reduction in the number of elective surgeries being performed, which has decreased the usage of, and revenue from, certain of our products.

A significant portion of the demand for our products results from the usage of our products in elective surgeries. As COVID-19 reached a global pandemic level in March 2020, the volume of elective surgery procedures worldwide, including in the U.S. and Western Europe, was declining precipitously, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as patients deferred elective surgeries to avoid the risk of exposure to the coronavirus. The American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases.

The decreased number of procedures performed has negatively impacted our revenue and operating results, and it is impossible to reasonably predict when the level of elective procedures will begin to return to pre-COVID-19 levels. In the United States, COVID-19 policymaking is being handled largely on a state-by-state, and even city-by-city, basis. The international outlook is similar, as countries are taking varying approaches to combating the pandemic and returning to pre-COVID operations. The pace of recovery will be phased and regionally determined based on local orders and the overall impact of COVID-19. A continuation of the decreased level of elective procedures due to COVID-19 will result in a loss of sales and profits and other material adverse effects on our business and operating results.

The COVID-19 pandemic could adversely impact our development activities, preclinical studies and clinical trials, which could significantly impair our long-term business plans and operating results.

Our current clinical activities include (a) a pilot study with respect to CINGAL in order to confirm our trial design, increase our probability of success in a Phase III trial and generate data that ultimately will be needed to support FDA approval of CINGAL, (b) a Phase III trial to support the U.S. regulatory approval of HYALOFAST, and (c) certain European post-market clinical studies. In addition, we are currently performing preclinical work with respect to a new product candidate in the form of an implant for rotator cuff repair as well as working on certain other development projects aimed at advancing other potential product candidates.

The timely initiation and completion of preclinical and development activities and clinical trials are dependent upon the availability of, for example, facility access, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct our preclinical activities and clinical trials for our product candidates in geographies that are currently being affected by COVID-19.

The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. The COVID-19 global pandemic has had and may continue to have a sustained impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to study sites in the wake of the pandemic. Additionally, COVID-19 related study site policies may create delays or setbacks in our ability to continue to enroll or to dose patients. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

In response to the COVID-19 pandemic and in accordance with direction from federal and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

Factors resulting from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and the planned activities related to our clinical trials, as well as our business generally, include:

•	the potential diversion of healthcare resources away from the conduct of preclinical activities and clinical trials to focus on pandemic concerns, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•	limitations on travel that could interrupt key preclinical and clinical activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines;

•	interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, product candidates and supplies, to be used in our prospective clinical trials;

•	limitations on our business operations by government authorities that could impact our ability to conduct our preclinical or clinical activities; and

•	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites, and other important agencies and contractors.

Challenges resulting from the COVID-19 pandemic could make it more difficult to integrate our recent acquisitions into our business and further disrupt our ongoing business, distract our management and increase our expenses.

As described under “Risks Related to Our Business and Industry—We may not generate the expected benefits of our recent acquisitions, and the integration of those acquisitions could disrupt our ongoing business, distract our management and increase our expenses” in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, the continued successful integration of Arthrosurface and Parcus Medical into our operations is critical to our future financial performance. While we are working diligently to accelerate integration activities, specifically with respect to our commercial and product development functions, the employee disruptions, communication challenges and management diversion created by the COVID-19 pandemic present particular challenges to our integration of Arthrosurface and Parcus Medical, and could make it difficult to effectively and timely complete our integration goals. We have recorded an impairment to goodwill and a reduction in the fair value of contingent consideration in connection with the acquisitions that will be driven in part by an increase in the significant uncertainty surrounding the effect that COVID-19 will have on near-term cash flows of our new subsidiaries.

Developments in financial markets relating to the COVID-19 pandemic could restrict our access to capital or increase our associated borrowing costs, which could adversely impact our operations and financial condition.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. The trading price for our common stock and other life science companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

In April 2020, as a precautionary measure to enhance liquidity, we drew down $50.0 million on our senior secured revolving credit facility. The proceeds are available to be used for working capital, general corporate or other purposes. This debt will require us to dedicate a portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes than we would otherwise have had. The outstanding debt obligations may impair our ability to obtain additional equity or debt financing that may be needed in the future if, for example, the COVID-19 pandemic results in a sustained economic downturn.

Our global supply chain may be materially adversely impacted due to the COVID-19 pandemic.

We rely upon the facilities of our global suppliers to support our business. The COVID-19 pandemic has resulted in significant governmental measures in many countries being implemented to control the spread of COVID-19, including restrictions on manufacturing and the movement of employees. As a result of COVID-19 and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to supply our needed materials and other supplies according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of materials and other supplies that are essential to the operation of our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended March 31, 2020, we withheld 3,910 shares to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events.

Following is a summary of stock repurchases for the three-month period ended March 31, 2020 (in thousands, except share data):

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Average Price per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1 to 31, 2020	139,057	$50.78	$20,000
February 1 to 29, 2020	3,910	$42.25	$20,000
March 1 to 31, 2020	-	$-	$20,000
Total	142,967

(1)	On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program and $20.0 million reserved for open market repurchases. On May 7, 2019, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $30.0 million of common stock. On January 14, 2020, pursuant to the terms of the ASR Agreement, Morgan Stanley accelerated the final settlement date from February 2020, and the final number of shares and the average purchase price was determined. Based on the volume-weighted average price from the effective date of the ASR Agreement through January 14, 2020, less the applicable contractual discount, Morgan Stanley delivered 139,057 additional shares to us on January 17, 2020. In total, 590,751 shares were repurchased under the ASR Agreement at an average repurchase price of approximately $50.78. All shares were repurchased in accordance with the publicly announced program.
(2)	3,910 shares were withheld by us to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events in February 2020.

ITEM 6.	EXHIBITS

Exhibit No.	Description

+2.1

Agreement and Plan of Merger, dated January 4, 2020, by and between Anika Therapeutics, Inc., Arthrosurface, Inc., Button Merger Sub, Inc. and Boston Millennia Partners Button Shareholder Representation, Inc.

+2.2	Agreement and Plan of Merger, dated January 4, 2020, by and between Anika Therapeutics, Inc., Parcus Medical, LLC, Sunshine Merger Sub, LLC and Philip Mundy
†10.1	Employment Agreement, dated February 25, 2020, by and between Anika Therapeutics, Inc., and Dr. Cheryl R. Blanchard

†10.2	Employment Agreement, dated April 23, 2020, by and between Anika Therapeutics, Inc. and Dr. Cheryl R. Blanchard

*10.3	First Amendment effective August 13, 2019, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017

*10.4	Second Amendment effective May 14, 2020, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on May 22, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)
	iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)
	iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)
	v.	Notes to Condensed Consolidated Financial Statements (unaudited)

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: May 22, 2020	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)