Form 10-Q/A
period 2020-03-31
Anika Therapeutics, Inc.
filed 2020-08-06
CIK 898437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A, or this Amendment, is being filed to amend the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, or the Quarterly Report, we filed with the U.S. Securities and Exchange Commission, or the SEC, on May 22, 2020.

On March 4, 2020, the U.S. Securities and Exchange Commission, or the SEC, issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465), or the SEC Order, that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 pandemic.

We are filing this Amendment solely to add disclosure that, in originally filing the Quarterly Report, we relied on the SEC Order for an extension of the original due date of May 15, 2020 for the Quarterly Report. We made the original filing of the Quarterly Report on May 22, 2020, within 45 days of the original due date, as permitted under the SEC Order. The disclosure under the heading “Reliance on SEC Order” below is hereby added as an explanatory note immediately before Part I of the Quarterly Report.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, since no financial statements have been included in this Amendment, we are not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002).

Other than as expressly set forth below, this Amendment does not, and does not purport to, amend, update or restate the information in the original filing of the Quarterly Report or reflect any events that have occurred after the date on which the original filing of the Quarterly Report was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the original filing was made. No changes have been made to the financial statements contained in the original filing of the Quarterly Report. Accordingly, this Amendment should be read together with the original filing of the Quarterly Report and our other filings with the SEC.

RELIANCE ON SEC ORDER

We relied on the SEC Order in delaying the original filing of the Quarterly Report until May 22, 2020. On May 8, 2020, we filed a Current Report on Form 8-K to indicate our intention to rely on the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic. As described in such Current Report on Form 8-K, the extension of time was necessary due to unanticipated delays we experienced in connection with COVID-19. Disruptions and changes to our business caused by COVID-19 required that we perform additional analyses relating to COVID-19’s potential impact on our consolidated financial statements, including impairment to goodwill, especially in the context of our acquisitions of Arthrosurface, Incorporated and Parcus Medical, LLC in the quarter ended March 31, 2020.

______________________

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ITEM 6.	EXHIBITS

Exhibit No.	Description
+2.1	Agreement and Plan of Merger, dated January 4, 2020, by and between Anika Therapeutics, Inc., Arthrosurface, Inc., Button Merger Sub, Inc. and Boston Millennia Partners Button Shareholder Representation, Inc.
+2.2	Agreement and Plan of Merger, dated January 4, 2020, by and between Anika Therapeutics, Inc., Parcus Medical, LLC, Sunshine Merger Sub, LLC and Philip Mundy
†10.1	Employment Agreement, dated February 25, 2020, by and between Anika Therapeutics, Inc., and Dr. Cheryl R. Blanchard
†10.2	Employment Agreement, dated April 23, 2020, by and between Anika Therapeutics, Inc. and Dr. Cheryl R. Blanchard
10.3	First Amendment effective August 13, 2019, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017
10.4	Second Amendment effective May 14, 2020, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017
31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 to the Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 22, 2020 (File No. 001-14027) and incorporated herein by reference.
31.2	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 to the Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 22, 2020 (File No. 001-14027) and incorporated herein by reference.
*31.3	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dr. Cheryl R. Blanchard, and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed with the SEC on May 22, 2020, formatted in XBRL (eXtensible Business Reporting Language):
	i.	Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)
	iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)
	iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)
	v.	Notes to Condensed Consolidated Financial Statements (unaudited)

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to Anika Therapeutics, Inc. if publicly disclosed.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: August 6, 2020	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)