Form 10-Q
period 2020-06-30
Anika Therapeutics, Inc.
filed 2020-08-07
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 27, 2020, there were 14,207,419 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

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

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$116,746	$157,463
Investments	27,624	27,480
Accounts receivable, net of reserves of $981 and $962 at June 30, 2020 and December 31, 2019, respectively	24,094	23,079
Inventories, net	46,479	21,995
Prepaid expenses and other current assets	6,340	4,289
Total current assets	221,283	234,306
Property and equipment, net	52,659	50,783
Right-of-use assets	23,196	22,864
Other long-term assets	13,451	7,478
Intangible assets, net	95,978	7,585
Goodwill	33,958	7,694
Total assets	$440,525	$330,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,162	$3,832
Accrued expenses and other current liabilities	21,745	12,445
Total current liabilities	27,907	16,277
Other long-term liabilities	843	357
Contingent consideration	37,062	-
Long-term debt	50,000	-
Deferred tax liability	14,855	4,331
Lease liabilities	21,414	21,367
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,204 and 14,308 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	142	143
Additional paid-in-capital	50,609	48,707
Accumulated other comprehensive loss	(5,818)	(5,898)
Retained earnings	243,511	245,426
Total stockholders’ equity	288,444	288,378
Total liabilities and stockholders’ equity	$440,525	$330,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue	$30,678	$30,413	$66,075	$55,130
Licensing, milestone and contract revenue	-	5	-	11
Total revenue	30,678	30,418	66,075	55,141

Operating expenses:
Cost of product revenue	16,936	6,836	31,136	14,147
Research & development	4,532	4,165	10,582	8,423
Selling, general & administrative	14,550	7,502	28,981	15,174
Goodwill impairment	-	-	18,144	-
Change in fair value of contingent consideration	4,196	-	(20,326)	-
Total operating expenses	40,214	18,503	68,517	37,744
Income (loss) from operations	(9,536)	11,915	(2,442)	17,397
Interest and other income (expense), net	(169)	533	110	1,031
Income (loss) before income taxes	(9,705)	12,448	(2,332)	18,428
Provision for (benefit from) income taxes	(1,997)	3,013	(417)	4,486
Net income (loss)	$(7,708)	$9,435	$(1,915)	$13,942

Basic net income (loss) per share:
Net income (loss)	$(0.54)	$0.68	$(0.13)	$0.99
Basic weighted average common shares outstanding	14,199	13,916	14,201	14,054
Diluted net income (loss) per share:
Net income (loss)	$(0.54)	$0.67	$(0.13)	$0.98
Diluted weighted average common shares outstanding	14,199	14,088	14,201	14,203

Net income (loss)	$(7,708)	$9,435	$(1,915)	$13,942
Foreign currency translation adjustment	209	145	80	(170)
Comprehensive income (loss)	$(7,499)	$9,580	$(1,835)	$13,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	For the Six Months Ended June 30, 2020
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2020	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Vesting of restricted stock units	42	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	(207)	-	-	(207)
Retirement of common stock for minimum tax withholdings	(4)	-	(141)	-	-	(141)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net income	-	-	-	5,793	-	5,793
Other comprehensive loss	-	-	-	-	(129)	(129)
Balance, March 31, 2020	14,198	$142	$48,360	$251,219	$(6,027)	$293,694
Issuance of common stock for equity awards	2	-	68	-	-	68
Vesting of restricted stock units	7	-	-	-	-	-
Stock-based compensation expense	-	-	2,240	-	-	2,240
Retirement of common stock for minimum tax withholdings	(3)	-	(59)	-	-	(59)
Net loss	-	-	-	(7,708)	-	(7,708)
Other comprehensive income	-	-	-	-	209	209
Balance, June 30, 2020	14,204	$142	$50,609	$243,511	$(5,818)	$288,444

	For the Six Months Ended June 30, 2019
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2019	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	7	-	5	-	-	5
Retirement of common stock for minimum tax withholdings	(3)	-	(124)	-	-	(124)
Stock-based compensation expense	-	-	1,386	-	-	1,386
Net income	-	-	-	4,507	-	4,507
Other comprehensive loss	-	-	-	-	(315)	(315)
Balance, March 31, 2019	14,214	$142	$52,030	$222,740	$(5,841)	$269,071
Issuance of common stock for equity awards	30	1	851	-	-	852
Forfeiture of restricted stock	(7)	-	-	-	-	-
Stock-based compensation expense	-	-	1,443	-	-	1,443
Repurchase of common stock	(452)	(5)	(29,995)	-	-	(30,000)
Net income	-	-	-	9,435	-	9,435
Other comprehensive income	-	-	-	-	145	145
Balance, June 30, 2019	13,785	$138	$24,329	$232,175	$(5,696)	$250,946

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,915)	$13,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,459	2,943
Non-cash operating lease cost	725	591
Goodwill impairment	18,144	-
Change in fair value of contingent consideration	(20,326)	-
Loss on disposal of fixed assets	265	721
Loss on impairment of intangible asset	1,025	281
Stock-based compensation expense	2,033	2,829
Deferred income taxes	(907)	120
Provision (recovery) for doubtful accounts	(36)	-
Provision for inventory	3,259	601
Amortization of acquisition related inventory step-up	4,123	-
Accretion of amortized cost of investments	-	(757)
Changes in operating assets and liabilities:
Accounts receivable	6,208	(2,293)
Inventories	(5,410)	(3,033)
Prepaid expenses, other current and long-term assets	(373)	356
Accounts payable	(2,462)	(906)
Operating lease liabilities	(675)	(534)
Accrued expenses, other current and long-term liabilities	(5,135)	(1,300)
Income taxes	(389)	371
Net cash provided by operating activities	4,613	13,932

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(93,859)	-
Proceeds from maturities of investments	20,000	72,594
Purchases of investments	(20,035)	(73,896)
Purchases of property and equipment	(908)	(2,131)
Net cash used in investing activities	(94,802)	(3,433)

Cash flows from financing activities:
Repurchases of common stock	-	(30,000)
Repayments of long term debt	(351)	-
Proceeds from long term debt	50,000	-
Cash paid for tax withheld on vested restricted stock awards	(200)	(125)
Proceeds from exercises of equity awards	68	6
Net cash provided by (used in) financing activities	49,517	(30,119)

Exchange rate impact on cash	(45)	(15)

Decrease in cash and cash equivalents	(40,717)	(19,635)
Cash and cash equivalents at beginning of period	157,463	89,042
Cash and cash equivalents at end of period	$116,746	$69,407
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2019	$-	$24,110
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$61	$211
Consideration for acquisitions included in accounts payable and accrued expenses	$1,209	$-
Acquisition related contingent consideration	$69,076	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 ANIKA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc., or the Company, is a global, integrated joint preservation, restoration and regenerative solutions company based in Bedford, Massachusetts. The Company’s mission is to be the global leader in orthopedic joint solutions and sports medicine with innovative technologies that exceed its customers’ expectations. Anika is committed to delivering solutions to improve the lives of patients across the orthopedic early-intervention continuum of care, ranging from joint pain management and regenerative products to sports medicine and orthopedic joint preservation and restoration. With close to three decades of expertise commercializing innovative products, Anika has expanded beyond its hyaluronic acid ("HA") technology platform, to add innovative and differentiated offerings to a consolidated orthopedic portfolio. Today, the Company is supported by direct and distributor sales forces and an active R&D engine focused on delivering innovative orthopedics solutions.

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

There continues to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. The Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three- and six-month periods ended June 30, 2020 are not indicative of the results to be expected for the year ending December 31, 2020.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its President and Chief Executive Officer, Cheryl R. Blanchard, Ph.D., who has held that role since her appointment on April 26, 2020. Based on the criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Adoptions

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted ASU 2018-15 using the prospective method as of January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019 and requires the modified retrospective approach. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption primarily impacted its trade receivables. The Company assesses its customer's ability to pay by conducting a credit review which includes an assessment of the customer's creditworthiness. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' account balances. Concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas.  The historical credit losses have not been significant due to this dispersion and the financial stability of its customers.  The Company considers credit losses immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard.

3.	Business Combinations

Parcus Medical, LLC

On January 24, 2020, Anika Therapeutics, Inc. completed the acquisition of Parcus Medical pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Parcus Medical Merger Agreement”), by and among the Company, Parcus Medical, and Sunshine Merger Sub LLC, a Wisconsin limited liability company and a wholly-owned subsidiary of the Company. At the closing date, Parcus Medical became a wholly-owned subsidiary of the Company. Parcus Medical is a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons.

The acquisition of Parcus Medical has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair value as of the acquisition date. Recorded fair valuation of assets acquired and liabilities assumed related to the acquisition of Parcus Medical is preliminary and will be completed as soon as practicable, but no later than one year after the consummation of the transaction. Anika’s consolidated financial statements include results of operations for Parcus Medical from the January 24, 2020 acquisition date.

Consideration Transferred

Pursuant to the Parcus Medical Merger Agreement, the Company acquired all outstanding equity of Parcus Medical for estimated total purchase consideration of $75.1 million, which consists of:

Cash consideration	$32,794
Deferred consideration	1,642
Estimated fair value of contingent consideration	40,700
Estimated total purchase consideration	$75,136

Contingent consideration represents additional payments that the Company may be required to make in the future, which totals up to $60.0 million depending on the level of net sales generated in 2020 through 2022. The fair value of contingent consideration related to net sales was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. Deferred consideration is related to certain purchase price holdbacks which will be resolved within one year of the acquisition date and were recorded in accounts payable as of June 30, 2020. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved.

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $1.9 million in transaction costs related to the Parcus Medical acquisition during the three-month period ending March 31, 2020. The transaction costs for the three-month period ending June 30, 2020 were immaterial. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of January 24, 2020, and is as follows:

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$196
Accounts receivable	2,029
Inventories	9,088
Prepaid expenses and other current assets	364
Property and equipment, net	1,099
Right-of-use assets	944
Intangible assets	44,000
Accounts payable, accrued expenses and other current liabilities	(2,763)
Other long-term liabilities	(594)
Lease liabilities	(735)
Net assets acquired	53,628
Goodwill	21,508
Estimated total purchase consideration	$75,136

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

The final fair value determination of the identified intangible assets may differ from this preliminary determination, and such differences could be material. Based on the preliminary valuation, approximately $44.0 million represents the fair value of identifiable intangible assets. Approximately $41.1 million represents the fair value of developed technology that will be amortized over a useful life of 15 years, $1.1 million represents the fair value of customer relationships that will be amortized over a useful life of 10 years, and $1.8 million represents the fair value of the trade name that will be amortized over a useful life of 5 years.

Revenue and Net Loss

The Company recorded revenue from Parcus Medical of $2.0 million and a net loss of $2.0 million in the three-month period ended June 30, 2020. The Company recorded revenue from Parcus Medical of $4.6 million and a net loss of $2.9 million in the period from January 24 through June 30, 2020.

Arthrosurface, Incorporated

On February 3, 2020, Anika Therapeutics, Inc. completed the acquisition of Arthrosurface Incorporated pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Arthrosurface Merger Agreement”), by and among the Company, Arthrosurface, and Button Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company. At the closing date, Arthrosurface became a wholly-owned subsidiary of the Company. Arthrosurface is a joint preservation technology company specializing in less invasive, bone preserving partial and total joint replacement solutions.

The acquisition of Arthrosurface has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date. The final valuation of assets acquired and liabilities assumed related to the acquisition of Arthrosurface is expected to be completed as soon as practicable, but no later than one year after the consummation of the transaction. Anika’s consolidated financial statements include results of operations for Arthrosurface from the February 3, 2020 acquisition date.

Consideration Transferred

Pursuant to the Arthrosurface Merger Agreement, the Company acquired all outstanding equity of Arthrosurface for estimated total purchase consideration of $90.3 million, which consists of:

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

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $2.2 million in transaction costs related to the Arthrosurface acquisition during the three-month period ending March 31, 2020. The transaction costs for the three-month period ending June 30, 2020 were immaterial. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of February 3, 2020, as follows:

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,072
Accounts receivable	5,368
Inventories	15,652
Prepaid expenses and other current assets	535
Property, plant and equipment	3,394
Other long-term assets	7,548
Intangible assets	48,900
Accounts payable, accrued expenses and other liabilities	(3,929)
Deferred tax liabilities	(11,147)
Net assets acquired	67,393
Goodwill	22,892
Estimated total purchase consideration	$90,285

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

The final fair value determination of the identified intangible assets may differ from this preliminary determination, and such differences could be material. Based on the preliminary valuation, approximately $48.9 million represents the fair value of identifiable intangible assets. Approximately $37.0 million represents the fair value of developed technology that will be amortized over an estimated useful life of 15 years, $7.9 million represents the fair value of customer relationships that will be amortized over an estimated useful life of 10 years, and $3.4 million represents the fair value of trade names that will be amortized over an estimated useful life of 5 years. A total of $0.6 million represents the fair value of in-process research and development (“IPR&D”) with an indefinite useful life that will be evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Revenue and Net Loss

The Company recorded revenue from Arthrosurface of $4.2 million and a net loss of $2.8 million in the three-month period ended June 30, 2020. The Company recorded revenue from Arthrosurface of $8.4 million and a net loss of $6.8 million in the period from February 3 through June 30, 2020.

Pro-forma Information

The Parcus Medical and Arthrosurface acquisitions were both completed in the first quarter of 2020.  Both acquired companies have similar businesses with all of their products in the Orthopedic Joint Preservation and Restoration product family as discussed in Note 11, serving orthopedic surgeons, ambulatory surgical centers and hospitals.  We have combined legacy Anika, Parcus Medical and Arthrosurface proforma supplemental information as follows.

The unaudited pro forma information for the three- and six-month periods ended June 30, 2020 and 2019 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika Therapeutics, Inc., Parcus Medical and Arthrosurface as if the acquisitions had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the aforementioned acquired identifiable intangible assets, (ii) an adjustment to cost of product revenue based on the preliminary fair value inventory adjustment and the anticipated inventory turnover, (iii) a net decrease in interest expense as a result of eliminating interest expense and interest income related to borrowings that were settled in accordance with the respective Merger Agreements, (iv) an adjustment to record the acquisition related transaction costs in the period required, and (v) the tax effect of the pro forma adjustments using the anticipated effective tax rate. The effective tax rate of the combined company could be materially different from the rate presented in this unaudited pro forma condensed combined financial information. As a result of the transaction, the combined company may be subject to annual limitations on its ability to utilize pre-acquisition net operating loss carryforwards to offset future taxable income. The amount of the annual limitation is determined based on the value of Anika immediately prior to the ownership change. As further information becomes available, any such adjustment described above could be material to the amounts presented in the unaudited pro forma condensed combined financial statements. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

The following table presents unaudited supplemental pro forma information:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2020	2019	2020	2019
Total revenue	$30,678	$40,428	$70,028	$75,133
Net income (loss)	(7,708)	5,073	(917)	2,387

4.	Fair Value Measurements

The Company held U.S. treasury bills of $20.1 million and certificates of deposit of $7.5 million at June 30, 2020. The Company held U.S. treasury bills of $27.5 million at December 31, 2019. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant as of June 30, 2020 and December 31, 2019, respectively.

The Company’s investments are all classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued based on quoted prices in active markets. Level 2 investments are based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. For cash, current receivables, accounts payable, long-term debt and interest accrual, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The fair value hierarchy of the Company's cash equivalents, investments and liabilities at fair value was as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money market funds	$49,357	$49,357	$-	$-	$49,357

Investments:
Bank certificates of deposit	$7,514	$-	$7,514	$-	$7,524
U.S. treasury bills	20,110	20,110	-	-	20,178
Total investments	$27,624	$20,110	$7,514	$-	$27,702

Other current and long-term liabilities:
Contingent consideration- short term	$11,688	$-	$-	$11,688	$-
Contingent consideration- long term	37,062	-	-	37,062	-
Total other current and long-term liabilities	$48,750	$-	$-	$48,750	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$48,971	$48,971	$-	$-	$48,971

Investments:
U.S. Treasury Bills	$27,480	$27,480	$-	$-	$27,479

      There were no transfers between fair value levels during the six-month period ended June 30, 2020 or in 2019.

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3.

Six Months Ended
June 30, 2020
Balance, beginning January 1, 2020	$-
Additions	69,076
Payments	-
Change in fair value	(20,326)
Balance, ending June 30, 2020	$48,750

Under the Parcus Medical and Arthrosurface merger agreements, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical and Arthrosurface each have net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has regulatory earn-out milestones in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used for the net sales and regulatory earn-out milestones ranged from 3.3% - 3.8%. The probability of successful achievement of the regulatory earn-out milestones range from 60%-90% for Arthrosurface, which remained unchanged from the acquisition date to June 30, 2020. The key variables that led to a decrease in contingent consideration versus the acquisition date are the decrease in near term revenues due to the COVID-19 pandemic and an increase in the weighted average cost of capital from 11.5% to 14.0% for Arthrosurface and 14.5% to 16.0% for Parcus Medical. Increases or decreases in any of the probabilities of success in which milestones are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

The fair value of contingent consideration is assessed on a quarterly basis. The $4.2 million increase in fair value of the contingent consideration for the three-month period ended June 30, 2020 was primarily due to an increase in revenue assumptions based on second quarter results and future projections, and other assumption changes as a result of events that occurred in the quarter. The $20.3 million decrease in fair value of the contingent consideration for six-month period ended June 30, 2020 was due to a decrease in the near term projections of revenue due to the COVID-19 pandemic.

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$13,851	$12,058
Work-in-process	11,914	8,330
Finished goods	33,680	8,777
Total	$59,445	$29,165

Inventories	$46,479	$21,995
Other long-term assets	12,966	7,170

The increase in inventories for the six months ended June 30, 2020 is due to the acquisitions of Parcus Medical and Arthrosurface in January and February 2020 discussed in Note 3.

The Company recorded an inventory reserve of $1.9 million during the three-month period ended June 30, 2020 as the Company will not pursue CE mark renewals, primarily for certain advanced wound care products as a result of the Company's product rationalization efforts. The additional inventory reserve represents excess inventory which will not be sold prior to expiration of the applicable CE mark based on current projections.

6.	Intangible Assets

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

		Six Months Ended June 30, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$93,953	$(2,904)	$(1,025)	$(11,460)	$78,564	15
In-process research & development	5,006	(1,242)	-	-	3,764	Indefinite
Customer relationships	9,000	-	-	(377)	8,623	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(177)	-	(555)	268	16
Tradenames	5,200	-	-	(441)	4,759	5
Total	$118,859	$(4,738)	$(1,025)	$(17,118)	$95,978	13

		Year ended December 31, 2019
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$17,100	$(2,934)	$(389)	$(9,657)	$4,120	15
In-process research & development	4,406	(1,234)	-	-	3,172	Indefinite
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(176)	-	(531)	293	16
Elevess Tradename	1,000	-	-	(1,000)	-	9
Total	$28,206	$(4,759)	$(389)	$(15,473)	$7,585	11

The aggregate amortization expense related to intangible assets was $2.2 million and $0.2 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $3.5 million and $0.5 million for the six-month periods ended June 30, 2020 and 2019, respectively.

In the first quarter of 2020, the Company acquired Parcus Medical and Arthrosurface as discussed in Note 3, which resulted in an increase of $92.9 million of gross value in intangible assets. During the six-month period ended June 30, 2020, the Company determined that it will not pursue CE Mark renewals for certain of its products, which resulted in an impairment of $1.0 million of which $0.3 million was recognized in the first quarter of 2020. The impairments are included in the selling, general & administrative expenses on its condensed consolidated statements of operations.

The Company assessed the recoverability of intangible and long-lived assets besides goodwill and concluded no impairments existed as of March 31, 2020. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in intangible or long-lived asset impairment charges. For the quarter ended June 30, 2020, there were no impairments related to the pandemic’s economic impact. However, the Company did identify certain intangible asset impairments as a result of product rationalization and the related decision to not pursue certain related CE Mark renewals.

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

Changes in the carrying value of goodwill were as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance, beginning	$7,694	$7,851
Effect of foreign currency adjustments	8	(157)
Acquisitions	44,400	-
Impairment	(18,144)	-
Balance, ending	$33,958	$7,694

The increase in goodwill for the six months ended June 30, 2020 is related to the acquisitions of Parcus Medical and Arthrosurface in January and February 2020 as further discussed in Note 3. As a result of the acquisitions, the Company now has two reporting units. The newly formed reporting unit includes Parcus Medical and Arthrosurface, which share similar economic and qualitative characteristics. This reporting unit produces sports medicine surgical tools, instruments and joint implants. The legacy Anika business remains in one reporting unit, which specializes in therapies based on its hyaluronic acid, or HA, technology platform.

The widespread economic volatility resulting from the COVID-19 pandemic triggered impairment testing in the first quarter of 2020, and accordingly, the Company performed interim impairment testing on the goodwill balances of its reporting units. For the legacy Anika reporting unit, the Company performed a qualitative assessment including consideration of 1) general macroeconomic factors, 2) industry and market conditions, and 3) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. The Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carry amount and thus, goodwill was not impaired as of March 31, 2020. Through June 30, 2020, there have been no events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable.

U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the first quarter of 2020, the Company performed a quantitative assessment of goodwill impairment related to the Parcus Medical and Arthrosurface reporting unit as of March 31, 2020. The Company then estimated the fair value of the Parcus Medical and Arthrosurface reporting unit using a discounted cash flow method, which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. The Company determined that a discounted cash flow model provided the best approximation of fair value of the reporting unit for the purpose of performing the interim impairment test.

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

The results of the interim impairment test indicated that the estimated fair value of the Parcus and Arthrosurface reporting unit was less than its carrying value. This is primarily due to decreases in near term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit. Consequently, a non-cash goodwill impairment charge was recorded as reflected in the table above as of March 31, 2020. For the quarter ended June 30, 2020, there have been no events or changes in circumstances that indicate that the carrying value of goodwill as determined on March 31, 2020 may not be recoverable. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

8.	Leases

The components of lease expense and other information are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization of ROU Assets	49	-	86	-
Interest on finance lease liabilities	8	-	15	-
Finance lease expense	$57	$-	$101	$-
Operating lease expense	595	521	1,169	1,043
Short-term lease expense	-	4	-	6
Variable lease expense	74	60	137	112
Total lease expense	$726	$585	$1,407	$1,161

	For the Three Months Ended		For the Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	16.1	17.3	16.1	17.3
Financing leases	3.7	-	3.7	-
Weighted Average Discount Rate
Operating leases	4.1%	4.1%	4.1%	4.1%
Financing leases	5.0%	-	5.0%	-
Other information
Operating cash flows from operating leases	$593	$497	$1,137	$994
Operating cash flows from financing leases	$59	$-	$110	$-

Future commitments due under these lease agreements as of June 30, 2020 are as follows:

Years ended December 31,	Operating Leases	Financing Leases	Total
2020 (Remaining 6 months)	$1,195	$128	$1,323
2021	2,304	174	2,478
2022	2,240	166	2,406
2023	2,123	160	2,283
2024	2,059	44	2,103
Thereafter	21,374	-	21,374
Present value adjustment	(8,405)	(57)	(8,462)
Present value of lease payments	22,890	615	23,505
Less current portion included in accrued expenses and other current liabilities	(1,476)	(186)	(1,662)
Total lease liabilities	$21,414	$429	$21,843

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Compensation and related expenses	$3,212	$5,830
Professional fees	3,052	3,850
Operating lease liability - current	1,476	1,141
Clinical trial costs	1,113	788
Current portion of acquisition related contingent consideration (Note 4)	11,688	-
Finance lease liability - current	186	-
Other	1,018	836
Total	$21,745	$12,445

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2020 or December 31, 2019 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

11.	Revenue

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. As of June 30, 2020, deferred revenue was immaterial.

The Company has agreements with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) that include the grant of certain licenses, performance of development services, and supply of product. Revenues from the agreements with Mitek represent 54% of total Company revenues for the three- and six-month periods ended June 30, 2020. The Company has agreements with other customers that may include the delivery of a license and supply of product.

Product and Total Revenue

Historically, the Company categorized its product offerings into four product families: Orthobiologics, Dermal, Surgical, and Other, which included its ophthalmic and veterinary products. As a result of the Company’s acquisitions of Parcus Medical and Arthrosurface during the first quarter of 2020, the Company now divides the product portfolio into three product families: Joint Pain Management, Orthopedic Joint Preservation and Restoration, and Other.

Product revenue by product family was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Joint pain management	$22,247	$26,632	$47,730	$49,482
Orthopedic joint preservation and restoration	6,622	802	14,518	966
Other	1,809	2,979	3,827	4,682
	$30,678	$30,413	$66,075	$55,130

Total revenue by geographic location was as follows:

	Three Months Ended June 30,
	2020		2019
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$25,133	82%	$22,937	76%
Europe	2,910	9%	4,927	16%
Other	2,635	9%	2,554	8%
Total	$30,678	100%	$30,418	100%

	Six Months Ended June 30,
	2020		2019
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$51,438	78%	$43,026	78%
Europe	8,186	12%	7,454	14%
Other	6,451	10%	4,661	8%
Total	$66,075	100%	$55,141	100%

12.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model, and estimates the fair value of the total shareholder return (“TSRs”) options using a Monte-Carlo simulation model as of the grant date. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured by the grant-date price of the Company’s shares. Fair value of performance restricted stock units (“PSUs”) is measured by the grant-date price of the Company’s shares with corresponding compensation cost recognized over the requisite service period. Compensation cost of PSUs is recognized based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related compensation cost that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized, and any previously recognized compensation cost is reversed. Compensation cost of the TSRs is recognized on a straight-line basis over the vesting period, regardless of whether the market condition for vesting is ultimately achieved.

The fair value of each stock option award, including TSRs, during the six-month periods ended June 30, 2020 and 2019 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended June 30,
	2020			2019
Risk free interest rate	0.31%	-	1.59%	2.18%	-	2.54%
Expected volatility	46.48%	-	51.87%	44.05%	-	44.72%
Expected life (years)	4.0	-	6.3		3.5
Expected dividend yield		0.00%			0.00%

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product revenue	$216	$82	$362	$174
Research & development	156	91	352	268
Selling, general & administrative	1,868	1,270	1,319	2,387
Total stock-based compensation expense	$2,240	$1,443	$2,033	$2,829

 The Company’s former President and Chief Executive Officer, Joseph Darling passed unexpectedly in January 2020. According to the terms of Mr. Darling’s equity award grants and the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”), the unvested portion of his stock-based compensation was forfeited upon his death, resulting in a one-time benefit of $1.8 million that was fully recognized during the three-month period ended March 31, 2020 within selling, general & administrative expenses.

The following table sets forth share information for stock-based compensation awards granted and exercised during the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Grants:
Stock options	106,438	27,325	317,213	131,617
RSUs	83,476	8,000	184,107	173,507
PSUs	88,820	-	146,220	114,500
TSRs	104,638	-	104,638	-
Exercises:
Stock options	2,146	22,400	2,146	22,900
Forfeitures:
Stock options	20,625	38,163	54,103	39,072
RSAs	-	14,450	8,574	21,116
RSUs	8,483	22,000	72,166	22,500
PSUs	8,000	-	71,000	18,000
Expirations:
Stock options	200	2,855	563	18,862

During the three- and six-month periods ended June 30, 2020, the Company granted stock-based compensation awards in the form of stock options, PSUs, TSRs, and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 40% of the total performance conditions, will be measured based on achievement in the 2020-2022 fiscal years, while the financial targets, amounting to 60% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2020-2022 fiscal years. The Company recorded $0.3 and ($0.2) million of stock-based compensation expense associated with PSUs for the three- and six-month periods ended June 30, 2020.

During the second quarter of 2020, the initial equity grants to the Company’s current President and Chief Executive Officer contained a TSR option award at 104,638 targeted options, with market and service conditions. The actual number of options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years. The grant-date fair value of the TSRs is recorded as stock-based compensation expense on a straight-line basis over the period from the date of grant to the settlement date. The Company recorded $0.2 million of stock-based compensation expense associated with TSRs for the three and six-month periods ended June 30, 2020.

13.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, SARs, RSAs, RSUs, TSRs, and PSUs using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares used in the calculation of basic earnings per share	14,199	13,916	14,201	14,054
Effect of dilutive securities:
Stock options, RSAs, PSUs, TSRs and RSUs	-	172	-	149
Diluted shares used in the calculation of earnings per share	14,199	14,088	14,201	14,203

For the three- and six-month periods ended June 30, 2020, the net loss available to common shareholders is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The assumed exercise of stock options would have been anti-dilutive. Stock options of 1.0 million shares were outstanding for the three-month periods ended June 30, 2020 and 2019 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Stock options of 0.9 million and 1.0 million shares were outstanding for the six-month periods ended June 30, 2020 and 2019 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

14.	Accelerated Share Repurchase

In May 2019, the Company’s Board of Directors authorized a repurchase program of up to $50.0 million shares of the Company’s common stock with $30.0 million to be repurchased through an accelerated share repurchase program and up to $20.0 million to be potentially repurchased on the open market from time-to-time. On May 7, 2019, the Company entered into an accelerated share repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $30.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement from May 2019 to January 2020, the Company repurchased 0.6 million shares under the ASR Agreement at an average repurchase price of $50.78 per share. The ASR Agreement settled on January 14, 2020. Through June 30, 2020, no open market repurchases had been executed.

15.	Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The Company will continue to evaluate the impact of the CARES Act, but does not expect it to result in a material impact.

The benefit from income taxes was $2.0 million and $0.4 million for the three- and six-month periods ended June 30, 2020, based on effective tax rates of 20.6% and 17.9%, respectively. The provision for income taxes was $3.0 million and $4.5 million for the three- and six-month periods ended June 30, 2019, based on effective tax rates of 24.2% and 24.3%, respectively. The net decrease in the effective tax rate for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to the $1.9 million tax expense on the impairment of non-tax deductible goodwill offset by the $1.7 million tax benefit on the decrease in the fair value of the contingent consideration.  In addition, the Company recorded a $0.3 million tax windfall for the six-month period ended June 30, 2020 related to exercises of employee equity awards. The Company recognized a net deferred tax liability of $11.2 million primarily due to intangible assets and inventory step up offset by net operating losses and research and development tax credits associated with the Arthrosurface acquisition discussed in Note 3.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assesses whether it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. In the second quarter of 2020, the Company established a valuation allowance in the amount of $0.4 million against the portion of the deferred tax asset balance that is “more likely than not” not to be realized.

16.	Revolving Credit Agreement

On April 8, 2020, the Company submitted a loan notice to draw down the $50.0 million available under its existing credit facility, with an initial applicable interest of 2.08%. Interest expense for the three-month period ended June 30, 2020 was $0.2 million associated with the revolving credit agreement.  The credit facility will mature in October 2022, and the Company may prepay the credit facility at any time without penalty. Proceeds from the borrowing may be used for purposes permitted under the Credit Agreement, as defined below, including for working capital and general corporate purposes.

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

Management Overview

We are a global, integrated joint preservation, restoration and regenerative solutions company based in Bedford, Massachusetts. Our mission is to be the global leader in orthopedic joint solutions and sports medicine with innovative technologies that exceed our customers’ expectations. We are committed to delivering solutions to improve the lives of patients across the orthopedic early-intervention continuum of care, ranging from joint pain management and regenerative products to sports medicine and orthopedic joint preservation and restoration. With close to three decades of expertise commercializing innovative products, Anika has expanded beyond its hyaluronic acid, or HA, technology platform, to add innovative and differentiated offerings to a consolidated orthopedic portfolio. Today, we are supported by direct and distributor sales forces and an active R&D engine focused on delivering innovative orthopedic solutions.

As we look towards the future, our business is uniquely positioned to capture value within our target market. Our success is driven by our focus on our talent and culture, investment in innovative research and development programs to feed our product pipeline, expanding our commercial footprint domestically and internationally, and pursuing strategic inorganic growth opportunities. We intend to continue to accelerate our commercial capabilities as we transform into a customer-centric company dedicated to advancing the orthopedic early-intervention continuum of care. We believe that this commitment, along with our financial resources and operating history, have positioned us well to deliver sustained value to our shareholders.

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

In addition, we believe that our historical HA and regenerative medicine expertise will be highly complementary to the sports medicine implants and instrumentation expertise of Parcus Medical and the partial and total joint replacement expertise of Arthrosurface. We believe that the combination of these three businesses positions us to provide innovative solutions along the early-intervention orthopedic continuum of care and build significant value for patients, physicians, and key healthcare system stakeholders.

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

For products in our Orthopedic Joint Preservation and Restoration family, including those currently in research and development or those not yet developed, we intend to leverage the expanded hybrid-direct sales infrastructure of the consolidated entity. This framework pairs an internal direct sales team with external sales agent partners to maximize territorial coverage and sales generation. Generally, products within this family are sold into surgical environments, such as hospitals or ambulatory surgery centers, and we believe that we have a strong infrastructure now in place to service these customers. We completed the integration of our U.S. commercial organization including cross-training the sales staffs to sell the consolidated product portfolio.  We assessed each selling territory to maximize our coverage and reach as many customers and patients as possible.

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

Key Developments during the Quarter Ended June 30, 2020

•

Our Board of Directors appointed Dr. Cheryl Blanchard as President and Chief Executive Officer on April 26, 2020. In addition, we enhanced our leadership team with the appointments of:

•  Bart Bracy as Vice President of Sales and Marketing for the Americas;

•  Steven Ek as Vice President of Research and Development;

•  Mark Brunsvold as President of Sports Medicine; and

•  James Chase as Senior Vice President of International Sales and Marketing with the additional responsibility for our Italian operations.

•

We completed the integration of our U.S. commercial organization, which includes 35 sales professionals and shared sales support and marketing functions. Our U.S. commercial team has been cross-trained to support the commercialization of the entire consolidated product portfolio through our hybrid-direct sales model.

•

We completed prelaunch activities for six sports medicine surgical devices and instruments, which recently received U.S. Food and Drug Administration clearance. The new products will enable procedures ranging from rotator cuff repair to arthroscopic knee repairs and treating arthritis damage in the hand and wrist. The products will be commercialized through our recently expanded sales and marketing team throughout the third quarter of 2020.

•

We expanded the TACOSET franchise, our surgically delivered regenerative therapy for bone repair procedures focused on treating insufficiency fractures, to include a small bone cannula set enabling improved and more accurate access in small joints and extremities.

•	We continued international expansion of our Joint Pain Management therapies, including the launch and first sales of CINGAL in Australia, and viscosupplement product approvals in Finland and Serbia.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We cannot at this time predict the impact that the COVID-19 pandemic will have on our full year financial condition and operations, although we are continuing to monitor our operations for COVID-19 pandemic related changes. In the second quarter of 2020, we experienced product demand above our initial expectations determined in light of COVID-19, as elective procedure volume had a limited recovery in the second half of the quarter due to the easing of COVID-19 related restrictions in certain jurisdictions. However, certain areas of the United States and certain other countries have recently seen and continue to see increasing infection rates, which makes future results difficult to predict. Please see the section captioned “Part II, Item 1A. Risk Factors” of this report for additional information with respect to the risks faced by our business in light of the COVID-19 pandemic. In this time of uncertainty as a result of the COVID-19 pandemic, we are focused on serving our customers while taking every precaution to provide a safe work environment for our employees and customers. We have established and implemented a work from home policy where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. To date, we do not anticipate disruption to our ability to supply products to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellation or delay of elective procedures, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

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

Our third-generation, single-injection osteoarthritis product under development in the United States, CINGAL, is a joint pain management therapy composed of our proprietary cross-linked HA material combined with an approved steroid, is designed to provide both short- and long-term pain relief to patients, and is a main pipeline product and a component of our growth strategy. In pursuing a U.S. regulatory pathway for CINGAL, we have conducted two Phase III clinical trials and two follow-up studies, and the United States Food and Drug Administration, or FDA, has indicated an additional Phase III trial is necessary to support U.S. approval. We are currently working to initiate a pilot study to confirm our trial design, increase our probability of success in a Phase III trial and generate data that ultimately will be needed to support FDA approval. As a result of the COVID-19 pandemic, we face uncertainty related to the timing of this CINGAL pilot study. Given the evolving environment, we will update product development and clinical trial timelines after we have more visibility with respect to the length and regional impacts of the COVID-19 pandemic.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, and other early stage regenerative medicine development programs. We commenced patient enrollment in a Phase III clinical trial in December 2015 and advanced site initiations and patient enrollment activities. Given the changing medical landscape with respect to the randomization arm for this trial, the microfracture procedure, we are also actively pursuing other alternative strategies to accelerate patient enrollment. We also have several other research and development programs underway focused on expanding the orthopedic joint preservation and restoration product portfolio.

Results of Operations

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,					Six Months Ended June 30,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)		2020	2019	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)					(in thousands, except percentages)
Product revenue	$30,678	$30,413	$265	1%		$66,075	$55,130	$10,945	20%
Licensing, milestone and contract revenue	-	5	(5)	(100%	)	-	11	(11)	(100%)
Total revenue	30,678	30,418	260	1%		66,075	55,141	10,934	20%

Operating expenses:
Cost of product revenue	16,936	6,836	10,100	148%		31,136	14,147	16,989	120%
Research & development	4,532	4,165	367	9%		10,582	8,423	2,159	26%
Selling, general & administrative	14,550	7,502	7,048	94%		28,981	15,174	13,807	91%
Goodwill impairment	-	-	-	-		18,144	-	18,144	-
Change in fair value of contingent consideration	4,196	-	4,196	-		(20,326)	-	(20,326)	-
Total operating expenses	40,214	18,503	21,711	117%		68,517	37,744	30,773	82%
Income (loss) from operations	(9,536)	11,915	(21,451)	(180%	)	(2,442)	17,397	(19,839)	(114%)
Interest and other income (expense), net	(169)	533	(702)	(132%	)	110	1,031	(921)	(89%)
Income (loss) before income taxes	(9,705)	12,448	(22,153)	(178%	)	(2,332)	18,428	(20,760)	(113%)
Provision for (benefit from) income taxes	(1,997)	3,013	(5,010)	(166%	)	(417)	4,486	(4,903)	(109%)
Net income (loss)	$(7,708)	$9,435	$(17,143)	(182%	)	$(1,915)	$13,942	$(15,857)	(114%)
Product gross profit	$13,742	$23,577	$(9,835)	(42%	)	$34,939	$40,983	$(6,044)	(15%)
Product gross margin	45%	78%				53%	74%

Product Revenue

Product revenue for the three-month period ended June 30, 2020 was $30.7 million, an increase of $0.3 million as compared to $30.4 million for the three-month period ended June 30, 2019. Product revenue for the six-month period ended June 30, 2020 was $66.1 million, an increase of $11.0 million as compared to $55.1 million for the six-month period ended June 30, 2019. For the three- and six-month periods ended June 30, 2020, the increase in product revenue was primarily driven by growth in our Orthopedic Joint Preservation and Restoration product family, as a result of the recent acquisitions of Parcus Medical and Arthrosurface, offset by a decrease in revenue from our Joint Pain Management product family due to COVID-19.

Historically, we categorized our product offerings into four product families: Orthobiologics, Dermal, Surgical, and Other, which included our ophthalmic and veterinary products. As a result of our acquisitions of Parcus Medical and Arthrosurface during the period ended June 30, 2020, we now divide our product portfolio into three product families: Joint Pain Management, Orthopedic Joint Preservation and Restoration, and Other.

The following tables present product revenue by product group (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)
Joint pain management	$22,247	$26,632	$(4,385)	(16%)
Orthopedic joint preservation and restoration	6,622	802	5,820	726%
Other	1,809	2,979	(1,170)	(39%)
	$30,678	$30,413	$265	1%

	Six Months Ended June 30,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)
Joint pain management	$47,730	$49,482	$(1,752)	(4%)
Orthopedic joint preservation and restoration	14,518	966	13,552	1,403%
Other	3,827	4,682	(855)	(18%)
	$66,075	$55,130	$10,945	20%

Joint Pain Management

Our Joint Pain Management product family consists of injectable viscosupplement products that provide pain relief from osteoarthritis, or OA, conditions. These products include MONOVISC, ORTHOVISC, and CINGAL, all widely-used, HA-based viscosupplements utilized to treat OA pain in humans, as well as HYVISC, an HA-based treatment for equine osteoarthritis pain. Overall, revenue from joint pain management therapies decreased 16% and 4% for the three- and six-month periods ended June 30, 2020, respectively, as compared to the same periods in 2019 due to the impact of COVID-19.

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

For the three-month period ended June 30, 2020, Orthopedic Joint Preservation and Restoration product revenue increased by $5.8 million to $6.6 million as compared to the same period in 2019, resulting primarily from the additions of the Arthrosurface and Parcus Medical product portfolios. For the six-month period ended June 30, 2020, Orthopedic Joint Preservation and Restoration product revenue increased by $13.6 million to $14.5 million as compared to the same period in 2019, resulting primarily from the additions of the Arthrosurface and Parcus Medical product portfolios.

Other

Our Other product family consists of legacy HA-based products that do not fit into one of our other primary product categories. These products include:

•

Advanced wound care products based on our HYAFF technology which are used to treat skin wounds, ranging from burns to diabetic ulcers. The lead product is HYALOMATRIX, a bi-layered, sterile and flexible advanced wound care device ideally suited for a range of wounds that include pressure ulcers, diabetic foot ulcers and deep second-degree burns.

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

Other product revenue decreased for the three-month period ended June 30, 2020 by $1.2 million or 39%, as compared to the corresponding period in 2019. Other product revenue decreased for the six-month period ended June 30, 2020 by $0.9 million or 18%, as compared to the corresponding period in 2019.

Product Gross Profit and Margin

Product gross profit for the three- and six-month periods ended June 30, 2020 decreased $9.8 million and $6.0 million to $13.7 million and $34.9 million, respectively, representing 45% and 53% of product revenue. Product gross profit for the three- and six-month periods ended June 30, 2019 was $23.6 million and $41.0 million, respectively, or 78% and 74% of product revenue for the periods, respectively. The decrease in product gross margin for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to fair valuation of inventory purchased associated with the two newly acquired companies and acquisition related amortization expenses. The inventory fair-value markup and amortization of acquired intangible assets resulted in an increase of cost of goods sold by approximately $3.8 million and $6.8 million for the three- and six-month period ended June 30, 2020, respectively. During the three-month period ended June 30, 2020, we determined we will not pursue CE Mark renewals for certain of our products primarily in the wound care product family. This product rationalization activity resulted in an inventory impairment charge of $1.9 million.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2020 were $4.5 million and $10.6 million, representing an increase of $0.4 and $2.2 million, respectively, as compared to the same periods in 2019. The increase in research and development expense for the three- and six-month periods ended June 30, 2020 was primarily due to preparation activities for the CINGAL Pilot study, certain European post-market clinical studies, and product development activities associated with the development of product candidates in our research and development pipeline at the legacy Anika business as well as at the recently acquired Parcus Medical and Arthrosurface businesses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three- and six-month periods ended June 30, 2020 were $14.6 and $29.0 million, an increase of $7.0 million and $13.8 million, respectively, as compared to the same periods in 2019. The increase in SG&A expenses for the three- and six-month periods ended June 30, 2020 was primarily related to our newly acquired sales infrastructure and expenses related to the acquisitions of Parcus Medical and Arthrosurface, and asset impairments associated with product rationalization discussed above, partially offset by a decrease in stock compensation expense in the six-month period ended June 30, 2020 due to the forfeiture of unvested equity awards.

Goodwill Impairment Charge

We assess goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the first quarter of 2020, we performed a quantitative assessment of goodwill impairment related to the Parcus and Arthrosurface reporting unit as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $18.1 million was recorded in the quarter ended March 31, 2020. The decline in fair value was primarily due to decreases in immediate term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit. For the quarter ended June 30, 2020, there have been no events or changes in circumstances that indicate that the carrying value of goodwill as determined on March 31, 2020 may not be recoverable. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

Contingent Consideration Fair Value Change

In the three- and six-month periods ended June 30, 2020, we recorded a $4.2 million expense and a $20.3 million net benefit, respectively, related to the change in fair value of our contingent consideration liabilities incurred as a result of the acquisition of Parcus Medical and Arthrosurface in January and February of 2020. The liability for contingent consideration is remeasured at each reporting period until the contingency is resolved. The $4.2 million increase in fair value of the contingent consideration for the three-month period ended June 30, 2020 was due to an increase in revenue assumptions based on second quarter results and future projections, and other assumption changes as a result of events that occurred in the quarter. The $20.3 million decrease in fair value of the contingent consideration for six-month period ended June 30, 2020 was due to a decrease in the near term projections of revenue due to the COVID-19 pandemic.

Income Taxes

The benefit from income taxes was $2.0 million and $0.4 million for the three- and six-month periods ended June 30, 2020, based on effective tax rates of 20.6% and 17.9%, respectively. The provision for income taxes was $3.0 million and $4.5 million for the three- and six-month periods ended June 30, 2019, based on effective tax rates of 24.2% and 24.3%, respectively. The net decrease in the effective tax rate for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to the $1.9 million tax expense on the impairment of non-tax deductible goodwill offset by the $1.7 million tax benefit on the decrease in the fair value of the contingent consideration.  In addition, we recorded a $0.3 million tax windfall for the six-month period ended June 30, 2020 related to exercises of employee equity awards. We recognized a net deferred tax liability of $11.2 million primarily due to intangible assets and inventory step up offset by net operating losses and research and development tax credits associated with the Arthrosurface acquisition discussed in Note 3.

Non-GAAP Financial Measures

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income excluding interest and other income, net, income tax benefit (expense), depreciation and amortization, stock-based compensation, product rationalization and acquisition related expenses. In light of the COVID-19 pandemic, we have also excluded the impacts of goodwill impairment charges and changes in the fair value of contingent consideration associated with our recent acquisition transactions. This financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”) and are not necessarily comparable to similarly titled measures presented by other companies.

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

•

we exclude certain product rationalization charges related to non-core legacy assets as result of managing our financial position in light of our recent acquisitions, the impact of COVID-19 and changing regulatory requirements;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;

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

The following is a reconciliation of net income to adjusted EBITDA for the three- and six-month periods ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(7,708)	$9,435	$(1,915)	$13,942
Interest and other income (expense), net	169	(533)	(110)	(1,031)
Income taxes	(1,997)	3,013	(417)	4,486
Depreciation and amortization	1,739	1,466	3,412	2,943
Stock-based compensation	2,240	1,443	2,033	2,829
Product rationalization charges	2,892	-	2,892	-
Acquisition related expenses	4,028	-	11,354	-
Goodwill impairment	-	-	18,144	-
Change in fair value of contingent consideration (benefit)	4,196	-	(20,326)	-
Adjusted EBITDA	$5,559	$14,824	$15,067	$23,169

Adjusted EBITDA in the three- and six-month periods ended June 30, 2020, decreased $9.3 million and $8.1 million as compared with the comparable periods in 2019. The decrease in adjusted EBITDA for the periods was primarily due to an increase in cost of product revenue and selling and marketing expenses.

Adjusted Net Income and Adjusted EPS

We present information below with respect to adjusted net income and adjusted diluted earnings per share (“adjusted EPS”), which we define as our net income excluding acquisition related expenses and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, as well as non-cash product rationalization charges associated with certain non-core legacy products, each on a tax effected basis. Acquisition related expenses are those that we would not have incurred except as a direct result of acquisition transactions. Acquisition related expenses consist of investment banking, legal, accounting, and other professional and related expenses and the impact of purchase accounting, associated with acquisition transactions. In the context of adjusted net income, the impact of purchase accounting includes the amortization of inventory step up and the amortization of intangible assets recorded as part of purchase accounting for acquisition transactions. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired trade name. We define adjusted EPS as GAAP diluted earnings per share excluding acquisition related costs on a tax-adjusted per share basis. As a result of COVID-19, we also exclude the impacts of acquisition related expenses and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration as well as non-cash product rationalization charges associated with certain non-core legacy assets, each on a tax effected basis. This financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

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

The following is a reconciliation of adjusted net income to net income for the three- and six-month period ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(7,708)	$9,435	$(1,915)	$13,942
Product rationalization charges, tax effected	2,377	-	2,377	-
Acquisition related expenses, tax effected	3,085	-	8,678	-
Goodwill impairment, tax effected	-	-	15,773	-
Change in fair value of contingent consideration, tax effected	3,474	-	(17,208)	-
Adjusted net income	$1,228	$9,435	$7,705	$13,942

The following is a reconciliation of adjusted diluted EPS to diluted EPS for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted earnings (loss) per share	$(0.54)	$0.67	$(0.13)	$0.98
Product rationalization charges, tax effected	0.17	-	0.17	-
Acquisition related expenses per share, tax effected	0.22	-	0.61	-
Goodwill impairment, tax effected	-	-	1.10	-
Change in fair of value contingent consideration, tax effected	0.24	-	(1.19)	-
Adjusted diluted EPS	$0.09	$0.67	$0.56	$0.98

Adjusted net income and adjusted diluted EPS for the three-month period ended June 30, 2020 decreased $8.2 million and $0.58, respectively, as compared with the comparable period in 2019. Adjusted net income and adjusted diluted EPS for the six-month period ended June 30, 2020 decreased $6.2 million and $0.42, respectively, as compared with the comparable period in 2019. The decrease for the three- and six-month periods was primarily due to an increase in cost of product revenue and related revenue mix, as well as selling and marketing expenses.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $144.4 million and $184.9 million, and working capital totaled $193.4 million and $218.0 million as of June 30, 2020 and December 31, 2019, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations. As a precautionary measure, we executed a drawdown of $50.0 million from our existing credit facility with Bank of America on April 8, 2020. Our credit facility has an additional $50.0 million accordion feature that it could potentially access in the future. In addition, we are exploring other sources of funding aimed at further supporting our liquidity profile, as well as maintaining business and organizational continuity through the pandemic. In parallel, we have implemented a number of internal short-term expense controls and are prioritizing business initiatives to conserve cash flow.

Cash provided by operating activities was $4.6 million for the six-month period ended June 30, 2020, as compared to cash provided by operating activities of $13.9 million for the same period in 2019. The decrease in cash provided by operating activities was primarily attributable to the decrease in accrued expenses and the increase in inventory for the six-month period ended June 30, 2020.

Cash used in investing activities was $94.8 million for the six-month period ended June 30, 2020, as compared to cash used in investing activities of $3.4 million for the same period in 2019. The change was primarily due to the consideration paid for the acquisitions of Parcus Medical and Arthrosurface in the six-month period ended June 30, 2020.

Cash provided by financing activities was $49.5 million for the six-month period ended June 30, 2020, as compared to cash used by financing activities of $30.1 million for the same period in 2019. Our credit facility has an additional $50.0 million accordion feature that we could potentially access in the future.

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies or estimates during the three months ended June 30, 2020 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than those described below.

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

We use the income approach to determine the fair value of certain identifiable intangible assets including developed technology and IPR&D. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The estimated economic lives were determined using a variety of indicators including historical usage, evolutionary changes and other observable market data. We base our assumptions on estimates of future cash flows, expected growth rates and expected trends in technology. We base the discount rate used to arrive at the present value used in this method as of the date of acquisition on the time value of money and certain industry-specific risk factors. We use the relief from royalty method of the income approach to determine the fair value of trade names. This approach determines fair value by estimating the after-tax royalty savings attributable to owning the intangible asset and then discounting these after-tax royalty savings back to a present value. We base our assumptions on the estimated revenue attributable to the trade name and the estimated royalty rate attributable to the trade name. We use the avoided costs/lost profits method to determine the fair of customer relationships. This approach determines fair value by estimating the projected revenues related to the asset and estimated costs to recreate the intangible asset. We believe the estimated purchased customer relationships, developed technologies, trade name, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

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

Goodwill

We assess goodwill for impairment on November 30 of each year, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary, such as macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization, and our reporting units' historical and expected future financial performance. If we conclude that it is more likely than not that a reporting unit's fair value is less than it’s carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit's carrying value exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

For quantitative tests, we estimate the fair value of the reporting units using an income approach. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization, as well as other financial inputs from a selection of comparable publicly-traded companies with product offerings similar to those of the reporting unit. Estimates of future cash flows are dependent on our knowledge and experience about past and current events, and as well as significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. These assumptions are based on a number of factors, including future operating performance, economic conditions, actions we expect to take, and present value techniques. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in a manner that impairment in value may occur in the future.

U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the first quarter, we assessed goodwill for each of our reporting units. As of March 31, 2020, there was $7.5 million of goodwill on the balance sheet related to the legacy Anika reporting unit. We assessed that our legacy reporting unit’s fair value was greater than its carrying value using the qualitative assessment. Upon their acquisition, we recorded $44.4 million of goodwill on the balance sheet related to the combined Parcus Medical and Arthrosurface reporting unit. We performed a quantitative assessment of goodwill impairment related to the Parcus Medical and Arthrosurface reporting unit. The temporary suspension of domestic elective procedures directly impacted the Parcus and Arthrosurface reporting unit, resulting in an immediate term revenue decline. We further applied an increase in discount rate due to the increased overall uncertainty. These key changes, together with estimates on operating expenses, capital requirements, tax benefits, and other cash flow projections indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $18.1 million was recorded in the quarter ended March 31, 2020. There were no events during the three months ended June 30, 2020 that indicated any further impairments to the Parcus Medical and Arthrosurface reporting unit.

In the event the financial performance of our reporting units do not meet our expectations in the future, we experience future prolonged market downturns, negative trends from the COVID-19 pandemic continue, or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a goodwill impairment charge.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019. Material contractual obligations incurred in the quarter included those described in Note 16, “Revolving Credit Agreement.” There were otherwise no material changes to our contractual obligations reported in our 2019 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the interim period ended March 31, 2020 during the six-month period ended June 30, 2020. For additional discussion, see Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the first six months of 2020 to our market risks or to our management of such risks.

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

As of the filing of this report, management is in the process of evaluating and integrating the internal controls of the acquired Parcus Medical and Arthrosurface businesses into our existing operations. During the three-month period ended June 30, 2020, we continued to implement controls over the accounting and disclosures related to purchase accounting and integration of the Parcus Medical and Arthrosurface businesses, as well as to enhance controls surrounding the goodwill impairment assessment. There were no other material changes in our internal control over financial reporting during the three-month period ended June 30, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Additionally, we have enhanced existing controls by implementing more frequent forecasting and increasing board oversight. Notwithstanding these changes, we have not identified any material changes in our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the section captioned “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the interim period ended March 31, 2020. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the section captioned “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the interim period ended March 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Risks Related to the COVID-19 Pandemic

The outbreak of COVID‑19, the novel strain of coronavirus, continues to grow in the United States and numerous other countries. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Government and private sector actions responding to the pandemic have disrupted domestic business activities generally and have adversely affected our business operations. Numerous countries, including the United States and Italy, have imposed restrictions on travel, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID‑19.

We have previously set forth key risks from the COVID‑19 pandemic as updated by the statements below. The current circumstances are dynamic, however. While the quarantine, social distancing, and other regulatory measures instituted or recommended in response to COVID‑19 are expected to be temporary, the full impact of COVID-19 on our business operations and financial condition, including the duration and severity of the impact on overall customer demand and on our clinical studies, cannot be reasonably estimated at this time. The COVID‑19 pandemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for our products have a material adverse impact on our business, operating results and financial condition.

Our operations are located in areas impacted by the COVID-19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

The coronavirus has impacted the social and economic framework in the United States and Italy. Our administrative, research and development, and manufacturing operations are principally performed at our U.S. facilities in Massachusetts and Florida. Though our Italian operations represent a relatively small percentage of our consolidated business, we conduct commercial activity, product development, sales and inventory management and other services in our office in Padova, Italy. Our business operations in the United States and Italy are subject to potential business interruptions arising from protective measures that may be taken by Italian, U.S., Massachusetts and Florida regulators and other agencies and governing bodies. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in both the United States and Italy. While we have seen improvement in certain areas in which we do business over the course of the second quarter of 2020 as it related to the pandemic, the situation in other jurisdictions, including Florida, has deteriorated over the same period. It is difficult to predict with certainty the timing for a return to pre-COVID-19 pandemic operations.

Stay-at-home orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business could result in disruptions to our operations, which could adversely impact the growth of our business, could cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. To mitigate the spread of COVID-19, we transitioned a significant subset of our employee population to a remote work environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 pandemic could cause us to lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel within, to or from the United States and Italy continues to be restricted or inadvisable. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic have impacted, and are continuing to impact, the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities.

The COVID-19 pandemic has resulted in a significant reduction in the number of elective surgeries being performed, which has decreased the usage of, and revenue from, certain of our products.

A significant portion of the demand for our products results from the usage of our products in elective surgeries. As COVID-19 reached a global pandemic level in March 2020, the volume of elective surgery procedures worldwide, including in the U.S. and Western Europe, declined precipitously, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as patients deferred elective surgeries to avoid the risk of exposure to the coronavirus. The American College of Surgeons, U.S. surgeon general, and other public health bodies recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases.

The decreased number of procedures performed has negatively impacted our revenue and operating results, and it is impossible to reasonably predict when the level of elective procedures will begin to return to pre-COVID-19 levels. While the easing of COVID-19 restrictions in certain regions resulted in elective surgical procedures resuming more quickly than we had anticipated in May and June of 2020, there is significant uncertainty in light of ongoing infection rates in many areas of the United States and in various international jurisdictions. Despite this modest recovery, procedure volumes did not return to pre-COVID-19 levels and there is no guarantee that the positive trends will continue. As a result, elective procedures may yet again decline substantially in future periods, especially in geographies with substantial COVID-19 infection rates. In the United States, COVID-19 policymaking is being handled largely on a state-by-state, and even city-by-city, basis. The international outlook is similar, as countries are taking varying approaches to combating the pandemic and returning to pre-COVID operations. The pace of recovery will continue to be phased and regionally determined based on local orders and the overall impact of COVID-19. A continuation of the decreased level of elective procedures due to COVID-19 will result in a loss of sales and profits and other material adverse effects on our business and operating results.

Risks Related to Our Business and Industry

Our business is dependent upon hiring and retaining qualified management and technical personnel, including our recent hiring of a chief executive officer and our need to hire a chief financial officer.

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

On January 29, 2020, Joseph Darling, our former President and Chief Executive Officer, passed away unexpectedly. Dr. Cheryl Blanchard, a member of the Board of Directors, was named Interim Chief Executive Officer initially and became our permanent President and Chief Executive Officer on April 26, 2020.

On May 27, 2020, Sylvia Cheung notified us that she was resigning from her position of Chief Financial Officer, Treasurer and Assistant Secretary effective August 21, 2020 for personal reasons. On August 5, 2020, we announced that we had appointed Michael Levitz as our Executive Vice President, Chief Financial Officer and Treasurer, effective August 10, 2020 following a search process aided by an executive search firm. Even though we have appointed Mr. Levitz to succeed Ms. Cheung as our Chief Financial Officer and Treasurer, we may face challenges in building our business in accordance with our strategy as the result of having both a chief executive officer and chief financial officer that are relatively new to our company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended June 30, 2020, we withheld 2,572 shares to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events.

Following is a summary of stock repurchases for the three-month period ended June 30, 2020 (in thousands, except share data):

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Average Price per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1 to 30, 2020	1,794	$33.40	$20,000
May 1 to 31, 2020	778	$31.40	$20,000
June 1 to 30, 2020	-	-	$20,000
Total	2,572	$32.80

(1)

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program and $20.0 million reserved for open market repurchases.

(2)	2,572 shares were withheld by us to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events in April and May 2020.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1	Employment Agreement, dated April 23, 2020, by and between Anika Therapeutics, Inc. and Dr. Cheryl R. Blanchard

10.2	Second Amendment effective May 14, 2020, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017

10.3	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 16, 2020)

10.4	Offer letter dated as of July 29, 2020 between Anika Therapeutics, Inc. and Michael Levitz

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sylvia Cheung, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Sylvia Cheung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the Securities and Exchange Commission on August 7, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	i.	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (unaudited)
	ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019 (unaudited)
	iii.	Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2020 and June 30, 2019 (unaudited)
	iv.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019 (unaudited)
	v.	Notes to Condensed Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: August 7, 2020	By:	/s/ SYLVIA CHEUNG
Sylvia Cheung
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)