Form 10-Q
period 2020-09-30
Anika Therapeutics, Inc.
filed 2020-11-05
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 2020, there were 14,214,516 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ARTHROSURFACE, ANIKA THERAPEUTICS, CINGAL, HYAFF, MONOVISC, ORTHOVISC, PARCUS MEDICAL, TACTOSET, and WRISTMOTION are our registered trademarks. This Quarterly Report on Form 10-Q also contains additional registered marks, trademarks, and trade names, including ones that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$104,216	$157,463
Investments	20,542	27,480
Accounts receivable, net of reserves of $1,055 and $962 at September 30, 2020 and December 31, 2019, respectively	23,009	23,079
Inventories, net	47,882	21,995
Prepaid expenses and other current assets	6,226	4,289
Total current assets	201,875	234,306
Property and equipment, net	51,629	50,783
Right-of-use assets	22,898	22,864
Other long-term assets	13,226	7,478
Intangible assets, net	94,291	7,585
Goodwill	32,419	7,694
Total assets	$416,338	$330,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,800	$3,832
Accrued expenses and other current liabilities	24,339	12,445
Total current liabilities	31,139	16,277
Other long-term liabilities	987	357
Contingent consideration	41,045	-
Long-term debt	25,000	-
Deferred tax liability	12,584	4,331
Lease liabilities	21,132	21,367
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 90,000 shares authorized, 14,208 and 14,308 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	142	143
Additional paid-in-capital	52,505	48,707
Accumulated other comprehensive loss	(5,296)	(5,898)
Retained earnings	237,100	245,426
Total stockholders’ equity	284,451	288,378
Total liabilities and stockholders’ equity	$416,338	$330,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue	$31,694	$29,615	$97,769	$84,745
Licensing, milestone and contract revenue	-	82	-	93
Total revenue	31,694	29,697	97,769	84,838

Operating expenses:
Cost of product revenue	14,351	5,951	45,487	20,098
Research & development	5,217	4,158	15,799	12,581
Selling, general & administrative	15,903	7,539	44,884	22,713
Goodwill impairment	-	-	18,144	-
Change in fair value of contingent consideration	4,150	-	(16,176)	-
Total operating expenses	39,621	17,648	108,138	55,392
Income (loss) from operations	(7,927)	12,049	(10,369)	29,446
Interest and other income (expense), net	(228)	482	(118)	1,513
Income (loss) before income taxes	(8,155)	12,531	(10,487)	30,959
Provision for (benefit from) income taxes	(1,744)	3,331	(2,161)	7,817
Net income (loss)	$(6,411)	$9,200	$(8,326)	$23,142

Basic net income (loss) per share:
Net income (loss)	$(0.45)	$0.65	$(0.59)	$1.65
Basic weighted average common shares outstanding	14,205	14,070	14,202	14,065
Diluted net income (loss) per share:
Net income (loss)	$(0.45)	$0.64	$(0.59)	$1.62
Diluted weighted average common shares outstanding	14,205	14,387	14,202	14,266

Net income (loss)	$(6,411)	$9,200	$(8,326)	$23,142
Foreign currency translation adjustment	522	(622)	602	(792)
Comprehensive income (loss)	$(5,889)	$8,578	$(7,724)	$22,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2020
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2020	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Vesting of restricted stock units	42	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	(207)	-	-	(207)
Retirement of common stock for minimum tax withholdings	(4)	-	(141)	-	-	(141)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net income	-	-	-	5,793	-	5,793
Other comprehensive loss	-	-	-	-	(129)	(129)
Balance, March 31, 2020	14,198	$142	$48,360	$251,219	$(6,027)	$293,694
Issuance of common stock for equity awards	2	-	68	-	-	68
Vesting of restricted stock units	7	-	-	-	-	-
Stock-based compensation expense	-	-	2,240	-	-	2,240
Retirement of common stock for minimum tax withholdings	(3)	-	(59)	-	-	(59)
Net loss	-	-	-	(7,708)	-	(7,708)
Other comprehensive income	-	-	-	-	209	209
Balance, June 30, 2020	14,204	$142	$50,609	$243,511	$(5,818)	$288,444
Vesting of restricted stock units	4	-	-	-	-	-
Stock-based compensation expense	-	-	1,920	-	-	1,920
Retirement of common stock for minimum tax withholdings	-	-	(24)	-	-	(24)
Net loss	-	-	-	(6,411)	-	(6,411)
Other comprehensive income	-	-	-	-	522	522
Balance, September 30, 2020	14,208	$142	$52,505	$237,100	$(5,296)	$284,451

	For the Nine Months Ended September 30, 2019
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2019	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	7	-	5	-	-	5
Retirement of common stock for minimum tax withholdings	(3)	-	(124)	-	-	(124)
Stock-based compensation expense	-	-	1,386	-	-	1,386
Net income	-	-	-	4,507	-	4,507
Other comprehensive loss	-	-	-	-	(315)	(315)
Balance, March 31, 2019	14,214	$142	$52,030	$222,740	$(5,841)	$269,071
Issuance of common stock for equity awards	30	1	851	-	-	852
Forfeiture of restricted stock	(7)	-	-	-	-	-
Stock-based compensation expense	-	-	1,443	-	-	1,443
Repurchase of common stock	(452)	(5)	(29,995)	-	-	(30,000)
Net income	-	-	-	9,435	-	9,435
Other comprehensive income	-	-	-	-	145	145
Balance, June 30, 2019	13,785	$138	$24,329	$232,175	$(5,696)	$250,946
Issuance of common stock for equity awards	488	5	20,962	-	-	20,967
Forfeiture of restricted stock	(2)	-	-	-	-	-
Stock-based compensation expense	-	-	1,311	-	-	1,311
Retirement of common stock for minimum tax withholding	(2)	-	(120)	-	-	(120)
Net income	-	-	-	9,200	-	9,200
Other comprehensive loss	-	-	-	-	(622)	(622)
Balance, September 30, 2019	14,269	$143	$46,482	$241,375	$(6,318)	$281,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,326)	$23,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,963	4,459
Payment of interest expense on finance leases	(22)	-
Non-cash operating lease cost	1,136	880
Goodwill impairment	18,144	-
Change in fair value of contingent consideration	(16,176)	-
Loss on disposal of fixed assets	287	927
Loss on impairment of intangible asset	1,025	303
Stock-based compensation expense	3,953	4,140
Deferred income taxes	(3,302)	941
Provision (recovery) for doubtful accounts	(482)	(450)
Provision for inventory	4,205	1,062
Amortization of acquisition-related inventory step-up	7,396	-
Accretion of amortized cost of investments	3	(1,075)
Changes in operating assets and liabilities:
Accounts receivable	7,811	(2,751)
Inventories	(8,840)	(6,600)
Prepaid expenses, other current and long-term assets	(989)	440
Accounts payable	(1,904)	(335)
Operating lease liabilities	(1,286)	(796)
Accrued expenses, other current and long-term liabilities	(2,340)	(681)
Income taxes	222	377
Net cash provided by operating activities	10,478	23,983

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(93,859)	-
Proceeds from maturities of investments	27,000	87,594
Purchases of investments	(20,035)	(86,368)
Purchases of property and equipment	(1,179)	(2,559)
Net cash used in investing activities	(88,073)	(1,333)

Cash flows from financing activities:
Payments made on finance leases	(155)	-
Repurchases of common stock	-	(30,000)
Repayments of long term debt	(25,351)	-
Proceeds from long term debt	50,000	-
Cash paid for tax withheld on vested restricted stock awards	(224)	(245)
Proceeds from exercises of equity awards	68	21,825
Net cash provided by (used in) financing activities	24,338	(8,420)

Exchange rate impact on cash	10	109

(Decrease)/Increase in cash and cash equivalents	(53,247)	14,339
Cash and cash equivalents at beginning of period	157,463	89,042
Cash and cash equivalents at end of period	$104,216	$103,381
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2019	$-	$24,110
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$44	$132
Consideration for acquisitions included in accounts payable and accrued expenses	$1,209	$-
Acquisition-related contingent consideration	$69,076	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (“the Company”), is a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care, including in the areas of osteoarthritis pain management, regenerative solutions, soft tissue repair and bone preserving joint technologies.

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons, and Arthrosurface, Incorporated (“Arthrosurface”), a joint preservation technology company specializing in less invasive joint replacement solutions. These acquisitions broadened Anika's product portfolio into joint preservation and restoration, added high-growth revenue streams, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

There continue to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. The Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2019 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Adoptions

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted ASU 2018-15 using the prospective method as of January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Parcus Medical, LLC

On January 24, 2020, Anika Therapeutics, Inc. completed the acquisition of Parcus Medical pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Parcus Medical Merger Agreement”), by and among the Company, Parcus Medical, the Unitholder Representative, and Sunshine Merger Sub LLC, a Wisconsin limited liability company and a wholly-owned subsidiary of the Company. At the closing date, Parcus Medical became a wholly-owned subsidiary of the Company. Parcus Medical is a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of soft tissue.

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

Contingent consideration represents additional payments that the Company may be required to make in the future, which totals up to $60.0 million depending on the level of net sales generated in 2020 through 2022. The fair value of contingent consideration related to net sales was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. Deferred consideration is related to certain purchase price holdbacks which will be resolved within one year of the acquisition date and were recorded in accounts payable as of September 30, 2020. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $1.9 million in transaction costs related to the Parcus Medical acquisition during the three-month period ending March 31, 2020. The transaction costs subsequent to March 31, 2020 were immaterial. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The preliminary estimate of fair value required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as the Company obtains additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date).

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of January 24, 2020, and is as follows:

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$196
Accounts receivable	2,029
Inventories	10,968
Prepaid expenses and other current assets	364
Property and equipment, net	1,099
Right-of-use assets	944
Intangible assets	44,000
Accounts payable, accrued expenses and other current liabilities	(2,763)
Other long-term liabilities	(594)
Lease liabilities	(735)
Net assets acquired	55,508
Goodwill	19,628
Estimated total purchase consideration	$75,136

During the three-month period ended September 30, 2020, the Company completed the identification and confirmation of Parcus Medical inventory in the possession of its direct and distributor sales force, which resulted in an increase to the fair value of inventory of $1.9 million as of the January 24, 2020 acquisition date. As a result, the Company recorded this addition to inventory with a corresponding reduction to goodwill as a measurement period adjustment. The impact to the consolidated statement of operations for the three and nine months ended September 30, 2020 related to this adjustment is not material.

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

Revenue and Net Loss

The Company recorded revenue from Parcus Medical of $3.3 million and a net loss of $1.6 million in the three-month period ended September 30, 2020. The Company recorded revenue from Parcus Medical of $7.9 million and a net loss of $4.5 million in the period from January 24 through September 30, 2020.

Arthrosurface, Inc.

On February 3, 2020, Anika Therapeutics, Inc. completed the acquisition of Arthrosurface pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Arthrosurface Merger Agreement”), by and among the Company, Arthrosurface, the Stockholder Representative, and Button Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company. At the closing date, Arthrosurface became a wholly-owned subsidiary of the Company. Arthrosurface is a joint preservation technology company specializing in less invasive, bone-preserving partial and total joint replacement solutions.

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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $2.2 million in transaction costs related to the Arthrosurface acquisition during the three-month period ending March 31, 2020. The transaction costs subsequent to March 31, 2020 were immaterial. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The preliminary estimate of fair value required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as the Company obtains additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date).

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

Revenue and Net Loss

The Company recorded revenue from Arthrosurface of $7.2 million and a net loss of $1.6 million in the three-month period ended September 30, 2020. The Company recorded revenue from Arthrosurface of $15.6 million and a net loss of $8.4 million in the period from February 3 through September 30, 2020.

Pro forma Information

The Parcus Medical and Arthrosurface acquisitions were both completed in the first quarter of 2020. Both acquired companies have similar businesses with all of their products in the Orthopedic Joint Preservation and Restoration product family as discussed in Note 11, serving orthopedic surgeons, ambulatory surgical centers and hospitals. The Company has combined legacy Anika, Parcus Medical and Arthrosurface pro forma supplemental information as follows.

The unaudited pro forma information for the three- and nine-month periods ended September 30, 2020 and 2019 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika Therapeutics, Inc., Parcus Medical and Arthrosurface as if the acquisitions had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the aforementioned acquired identifiable intangible assets, (ii) an adjustment to cost of product revenue based on the preliminary fair value inventory adjustment and the anticipated inventory turnover, (iii) a net decrease in interest expense as a result of eliminating interest expense and interest income related to borrowings that were settled in accordance with the respective Parcus Merger Agreement and Arthrosurface Merger Agreement, (iv) an adjustment to record the acquisition-related transaction costs in the period required, and (v) the tax effect of the pro forma adjustments using the anticipated effective tax rate. The effective tax rate of the combined company could be materially different from the rate presented in this unaudited pro forma combined financial information. As a result of the transaction, the combined company may be subject to annual limitations on its ability to utilize pre-acquisition net operating loss carryforwards to offset future taxable income. The amount of the annual limitation is determined based on the value of Anika immediately prior to the acquisition. As further information becomes available, any such adjustment described above could be material to the amounts presented in the unaudited pro forma combined financial statements. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

The following table presents unaudited supplemental pro forma information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$31,694	$39,912	$101,722	$115,045
Net income (loss)	(6,411)	4,909	(7,328)	7,296

4.	Fair Value Measurements

The Company held U.S. treasury bills of $15.0 million and certificates of deposit of $5.5 million at September 30, 2020. The Company held U.S. treasury bills of $27.5 million at December 31, 2019. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant as of September 30, 2020 and December 31, 2019, respectively.

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

The fair value hierarchy of the Company's cash equivalents, investments and liabilities at fair value was as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$56,431	$56,431	$-	$-	$56,431

Investments:
Bank Certificates of Deposit	$5,503	$-	$5,503	$-	$5,516
U.S. Treasury Bills	15,039	15,039	-	-	15,130
Total Investments	$20,542	$15,039	$5,503	$-	$20,646

Other current and long-term liabilities:
Contingent Consideration - Short Term	$11,855	$-	$-	$11,855	$-
Contingent Consideration - Long Term	41,045	-	-	41,045	-
Total Other current and long-term liabilities	$52,900	$-	$-	$52,900	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$48,971	$48,971	$-	$-	$48,971

Investments:
U.S. Treasury Bills	$27,480	$27,480	$-	$-	$27,479

There were no transfers between fair value levels during the nine-month period ended September 30, 2020 or in 2019.

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3.

Nine Months Ended
September 30, 2020
Balance, beginning January 1, 2020	$-
Additions	69,076
Payments	-
Change in fair value	(16,176)
Balance, ending September 30, 2020	$52,900

Under the Parcus Medical Merger Agreement and Arthrosurface Merger Agreement, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical has net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has both regulatory and net sales earn-out milestones in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used for the net sales and regulatory earn-out milestones ranged from 2.0% - 2.5%. The probability of successful achievement of the regulatory earn-out milestones range from 60%-90% for Arthrosurface, which remained unchanged from the acquisition date to September 30, 2020. The key variables that led to a decrease in contingent consideration versus the acquisition date are the decrease in near term revenues due to the COVID-19 pandemic and an increase in the weighted average cost of capital from 11.5% to 13.0% for Arthrosurface and 14.5% to 15.0% for Parcus Medical. Increases or decreases in any of the probabilities of success in which milestones are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

The fair value of contingent consideration is assessed on a quarterly basis. The fair value of contingent consideration increased by $4.2 million for the three- month period ended September 30, 2020 due primarily to the passage of time, higher than forecasted revenues during the third quarter, and a reduction in market-based borrowing rates. The fair value of the contingent consideration increased by $16.2 million for the nine-month period ended September 30, 2020 due to a decrease in the revenue due to the COVID-19 pandemic. On October 15, 2020, the Company received regulatory clearance for its WRISTMOTION Total Arthroplasty System, triggering a $5 million regulatory-based milestone payment pursuant to the terms of the Arthrosurface Merger Agreement.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$12,973	$12,058
Work-in-process	12,372	8,330
Finished goods	35,259	8,777
Total	$60,604	$29,165

Inventories	$47,882	$21,995
Other long-term assets	12,722	7,170

The increase in inventories for the nine months ended September 30, 2020 is due to the acquisitions of Parcus Medical and Arthrosurface in January and February 2020, as discussed in Note 3.

The Company recorded an inventory reserve of $1.9 million during the three-month period ended June 30, 2020 as the Company determined it would not pursue CE mark renewals for certain legacy products, primarily for certain advanced wound care products, as a result of the Company's product rationalization efforts. The additional inventory reserve represents excess inventory which will not be sold prior to expiration of the applicable CE mark based on current projections.

6.	Intangible Assets

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

		Nine Months Ended September 30, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$93,953	$(2,766)	$(1,025)	$(12,919)	$77,243	15
In-process research & development	5,006	(1,120)	-	-	3,886	Indefinite
Customer relationships	9,000	-	-	(568)	8,432	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(167)	-	(602)	231	16
Tradenames	5,200	-	-	(701)	4,499	5
Total	$118,859	$(4,468)	$(1,025)	$(19,075)	$94,291	13

		Year Ended December 31, 2019
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$17,100	$(2,934)	$(389)	$(9,657)	$4,120	15
In-process research & development	4,406	(1,234)	-	-	3,172	Indefinite
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(176)	-	(531)	293	16
Elevess Tradename	1,000	-	-	(1,000)	-	9
Total	$28,206	$(4,759)	$(389)	$(15,473)	$7,585	11

The aggregate amortization expense related to intangible assets was $1.9 million and $0.3 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $5.4 million and $0.8 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

In the first quarter of 2020, the Company acquired Parcus Medical and Arthrosurface as discussed in Note 3, which resulted in an increase of $92.9 million of gross value in intangible assets. During the six-month period ended June 30, 2020, the Company determined that it would not pursue CE Mark renewals for certain of its legacy products, which resulted in an impairment of $1.0 million. The impairments are included in the selling, general and administrative expenses on the Company's consolidated statements of operations.

For the quarter ended September 30, 2020, the Company did not identify any impairment triggers.

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

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance, beginning	$7,694	$7,851
Effect of foreign currency adjustments	349	(157)
Acquisitions	42,520	-
Impairment	(18,144)	-
Balance, ending	$32,419	$7,694

The increase in goodwill for the nine months ended September 30, 2020 is related to the acquisitions of Parcus Medical and Arthrosurface in January and February 2020 as further discussed in Note 3. As a result of the acquisitions, the Company now has two reporting units. The newly formed reporting unit includes Parcus Medical and Arthrosurface, which share similar economic and qualitative characteristics. This reporting unit produces soft tissue repair surgical tools, instruments and joint implants. The legacy Anika business remains in one reporting unit, which specializes in therapies based on its hyaluronic acid, or HA, technology platform.

The widespread economic volatility resulting from the COVID-19 pandemic triggered impairment testing in the first quarter of 2020, and accordingly, the Company performed interim impairment testing on the goodwill balances of its reporting units. For the legacy Anika reporting unit, the Company performed a qualitative assessment including consideration of (i) general macroeconomic factors, (ii) industry and market conditions, and (iii) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. The Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of March 31, 2020. Through September 30, 2020, there have been no events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable.

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

This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, the achievement of certain cost synergies, terminal growth rates and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of March 31, 2020. In developing its assumptions, the Company also considered observed trends of its industry participants.

The results of the interim impairment test indicated that the estimated fair value of the Parcus and Arthrosurface reporting unit was less than its carrying value. This was primarily due to decreases in near term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit. Consequently, a non-cash goodwill impairment charge was recorded as reflected in the table above as of March 31, 2020. For the quarter ended September 30, 2020, there have been no events or changes in circumstances that indicate that the carrying value of goodwill as determined on March 31, 2020 may not be recoverable. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

8.	Leases

The components of lease expense and other information are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization of right-of-use assets	$50	$-	$136	$-
Interest on finance lease liabilities	7	-	22	-
Finance lease expense	$57	$-	$158	$-
Operating lease expense	590	525	1,759	1,568
Short-term lease expense	-	-	-	6
Variable lease expense	67	43	204	155
Total lease expense	$714	$568	$2,121	$1,729

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	15.9	17.1	15.9	17.1
Financing leases	3.3	-	3.3	-
Weighted Average Discount Rate
Operating leases	4.1%	4.1%	4.1%	4.1%
Financing leases	5.0%	-	5.0%	-
Other information
Operating cash flows from operating leases	$603	$488	$1,739	$1,482
Operating cash flows from financing leases	$59	$-	$110	$-

Future commitments due under these lease agreements as of September 30, 2020 are as follows:

Years ended December 31,	Operating Leases	Financing Leases	Total
2020 (Remaining 3 months)	$598	$59	$657
2021	2,304	170	2,474
2022	2,240	166	2,406
2023	2,123	160	2,283
2024	2,059	44	2,103
2025	1,924	-	1,924
Thereafter	19,450	-	19,450
Present value adjustment	(8,103)	(44)	(8,147)
Present value of lease payments	22,595	555	23,150
Less current portion included in accrued expenses and other current liabilities	(1,463)	(164)	(1,627)
Total lease liabilities	$21,132	$391	$21,523

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019

Compensation and related expenses	$6,559	$5,830
Professional fees	2,358	3,850
Operating lease liability - current	1,463	1,141
Clinical trial costs	910	788
Current portion of acquisition-related contingent consideration (Note 4)	11,855	-
Finance lease liability - current	163	-
Other	1,031	836
Total	$24,339	$12,445

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of September 30, 2020 or December 31, 2019 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

11.	Revenue

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. As of September 30, 2020, deferred revenue was immaterial.

The Company has agreements with DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc. (“Mitek”) that include the grant of certain licenses, performance of development services, and supply of product. Revenues from the agreements with Mitek represent 48% and 52% of total Company revenues for the three- and nine-month periods ended September 30, 2020, respectively. Revenues from the agreements with Mitek represented 71% and 70% of total Company revenues for the three- and nine-month periods ended September 30, 2019, respectively. The Company has agreements with other customers that may include the delivery of a license and supply of product.

Revenue Recognition Associated with Acquired Businesses:

Pursuant to ASC 606, the Company recognizes revenue from Arthrosurface and Parcus Medical product sales when a customer obtains control of promised goods. The amount of revenue that is recorded reflects the consideration that is expected to be received in exchange for those goods.

Arthrosurface and Parcus Medical products are sold through two principal channels: (i) direct to hospitals and surgery centers, referred to as direct channel accounts and (ii) through stocking distributors.

In direct channel accounts, inventory is generally consigned to sales agents so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as the Company retains the ability to control the inventory. Revenue is recognized as of the date of surgical implantation of the product.

With sales to stocking distributors revenue is generally recognized when control of Arthrosurface and Parcus Medical product passes to the customer, which is typically upon shipment of the product. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service.

The payment terms with respect to sales through both channels are consistent with prevailing practice in the respective markets in which the Company does business. Payment terms align with the one-year guidance for the practical expedient, which allows the Company to forgo adjustment of the contractual payment amount of consideration for the effects of a significant financing component.

Product and Total Revenue

Historically, the Company categorized its product offerings into four product families: Orthobiologics, Dermal, Surgical, and Other, which included its ophthalmic and veterinary products. As a result of the Company’s acquisitions of Parcus Medical and Arthrosurface during the first quarter of 2020, the Company now divides the product portfolio into three product families: Joint Pain Management, Orthopedic Joint Preservation and Restoration, and Other. Anika’s consolidated financial statements include results of operations for Parcus Medical from the January 24, 2020 acquisition date and Arthrosurface from the February 3, 2020 acquisition date.

Product revenue by product family was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Joint Pain Management	$18,439	$27,581	$66,168	$77,063
Orthopedic Joint Preservation and Restoration	11,715	544	26,233	1,510
Other	1,540	1,490	5,368	6,172
	$31,694	$29,615	$97,769	$84,745

Total revenue by geographic location was as follows:

	Three Months Ended September 30,
	2020		2019
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$26,409	84%	$23,512	79%
Europe	2,954	9%	3,943	13%
Other	2,331	7%	2,242	8%
Total	$31,694	100%	$29,697	100%

	Nine Months Ended September 30,
	2020		2019
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$77,848	80%	$66,538	78%
Europe	11,140	11%	11,396	14%
Other	8,781	9%	6,904	8%
Total	$97,769	100%	$84,838	100%

12.	Equity Incentive Plan

The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) using the Black-Scholes valuation model, and estimates the fair value of the total shareholder return options (“TSRs”) using a Monte-Carlo simulation model as of the grant date. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured by the grant-date price of the Company’s shares. Fair value of performance restricted stock units (“PSUs”) is measured by the grant-date price of the Company’s shares with corresponding compensation cost recognized over the requisite service period. Compensation cost of PSUs is recognized based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related compensation cost that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized, and any previously recognized compensation cost is reversed. Compensation cost of the TSRs is recognized on a straight-line basis over the vesting period, regardless of whether the market condition for vesting is ultimately achieved.

The fair value of each stock option award during the nine-month periods ended September 30, 2020 and 2019 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended September 30,
	2020			2019
Risk free interest rate	0.21%	-	1.59%	1.41%	-	2.54%
Expected volatility	46.48%	-	52.99%	44.27%	-	46.21%
Expected life (years)	4.0	-	6.3		3.5
Expected dividend yield		0.00%			0.00%

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product revenue	$202	$114	$564	$288
Research & development	206	50	558	318
Selling, general & administrative	1,512	1,147	2,832	3,534
Total stock-based compensation expense	$1,920	$1,311	$3,954	$4,140

The Company’s former President and Chief Executive Officer, Joseph Darling, passed unexpectedly in January 2020. According to the terms of Mr. Darling’s equity award grants and the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”), the unvested portion of his stock-based compensation was forfeited upon his death, resulting in a one-time benefit of $1.8 million that was fully recognized during the three-month period ended March 31, 2020 within selling, general and administrative expenses.

The following table sets forth share information for stock-based compensation awards granted and exercised during the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grants:
Stock options	85,345	87,250	402,558	218,867
RSUs	34,697	9,000	218,804	185,507
PSUs	16,077	9,000	162,297	123,500
TSRs	-	-	104,638	-
Exercises:
Stock options	-	488,586	2,146	511,486
Forfeitures:
Stock options	32,629	42,566	86,732	81,638
RSAs	-	1,975	8,574	12,533
RSUs	17,937	7,500	90,103	19,100
PSUs	19,000	4,500	90,000	13,500
Expirations:
Stock options	3,083	25,697	3,646	44,829

During the three- and nine-month periods ended September 30, 2020, the Company granted stock-based compensation awards in the form of stock options, PSUs, TSRs, and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 40% of the total performance conditions, will be measured based on achievement in the 2020-2022 fiscal years, while the financial targets, amounting to 60% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2020-2022 fiscal years. The Company recorded $0.2 million and less than $0.1 million of stock-based compensation expense associated with PSUs for the three- and nine-month periods ended September 30, 2020.

During the second quarter of 2020, the initial equity grants to the Company’s current President and Chief Executive Officer contained a TSR option award at 104,638 targeted options, with market and service conditions. The actual number of options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years. The grant-date fair value of the TSRs is recorded as stock- based compensation expense on a straight-line basis over the period from the date of grant to the settlement date. The Company recorded $0.2 million and $0.4 million of stock-based compensation expense associated with TSRs for the three and nine-month periods ended September 30, 2020, respectively.

13.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding share-based payment awards using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares used in the calculation of basic earnings per share	14,205	14,070	14,202	14,065
Effect of dilutive securities:
Share-based payment awards	-	317	-	201
Diluted shares used in the calculation of earnings per share	14,205	14,387	14,202	14,266

For the three- and nine-month periods ended September 30, 2020, the net loss available to common shareholders is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The assumed exercise of stock options would have been anti-dilutive. Stock options of 1.0 million shares and 0.4 million shares were outstanding for the three-month periods ended September 30, 2020 and 2019 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Stock options of 0.8 million and 0.7 million shares were outstanding for the nine-month periods ended September 30, 2020 and 2019 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

14.	Accelerated Share Repurchase

In May 2019, the Company’s Board of Directors authorized a repurchase program of up to $50.0 million shares of the Company’s common stock with $30.0 million to be repurchased through an accelerated share repurchase program and up to $20.0 million to be potentially repurchased on the open market from time-to-time. On May 7, 2019, the Company entered into an accelerated share repurchase agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $30.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement from May 2019 to January 2020, the Company repurchased 0.6 million shares under the ASR Agreement at an average repurchase price of $50.78 per share. The ASR Agreement settled on January 14, 2020. Through September 30, 2020, no open market repurchases had been executed.

15.	Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The Company will continue to evaluate the impact of the CARES Act, but does not expect it to result in a material impact.

The benefit from income taxes was $1.7 million and $2.2 million for the three- and nine-month periods ended September 30, 2020, based on effective tax rates of 21.4% and 20.6%, respectively. The provision for income taxes was $3.3 million and $7.8 million for the three- and nine-month periods ended September 30, 2019, based on effective tax rates of 26.6% and 25.3%, respectively. The net decrease in the effective tax rate for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily due to the $1.9 million tax expense on the impairment of non-tax deductible goodwill offset by the $1.5 million tax benefit on the decrease in the fair value of the contingent consideration. The Company recognized a net deferred tax liability of $11.2 million primarily due to intangible assets and inventory step up offset by net operating losses and research and development tax credits associated with the Arthrosurface acquisition discussed in Note 3.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assesses whether it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its net operating loss carry-forward. As of September 30, 2020, the Company has recorded a valuation allowance in the amount of $0.5 million against the portion of the deferred tax asset balance for which it is “more likely than not” that a tax benefit will not be realized.

16.	Revolving Credit Agreement

On April 8, 2020, the Company submitted a loan notice to draw down the $50.0 million available under its existing credit facility, with an initial applicable interest of 2.08%. Interest expense for the three- and nine-month period ended September 30, 2020 was $0.3 million and $0.5 million, respectively, associated with Credit Agreement, as defined below. During the three-months ended September 30, 2020, the Company repaid $25.0 million of the outstanding balance. Consequently, as of September 30, 2020, the Company had outstanding borrowings of $25.0 million under the credit facility. The credit facility will mature in October 2022, and the Company may prepay the credit facility at any time without penalty. Proceeds from the borrowing may be used for purposes permitted under the Credit Agreement, as defined below, including for working capital and general corporate purposes.

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

17.	Subsequent Events

On October 15, 2020, the Company received FDA clearance for its WRISTMOTION Total Arthroplasty System, triggering a $5 million regulatory-based milestone payment per the Arthrosurface Merger Agreement. The milestone payment was paid shortly thereafter.

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

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” of this report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. We partner with physicians to understand what they need most to treat their patients, and we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis pain management, regenerative solutions, soft tissue repair and bone preserving joint technologies.

As we look towards the future, our business is uniquely positioned to capture value within our target market. Our success is driven by our focus on our talent and culture, investment in innovative research and development programs to feed our product pipeline, expanding our commercial footprint domestically and internationally, and pursuing strategic inorganic growth opportunities. We intend to continue to accelerate our commercial capabilities as we transform into a customer-centric company dedicated to advancing the orthopedic early intervention continuum of care. We believe that this commitment, along with our financial resources and operating history, have positioned us well to deliver sustained value to our shareholders.

In early 2020, we expanded our overall technology platform through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of ligaments and tendons, and Arthrosurface, Inc., or Arthrosurface, a joint preservation technology company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions:

•	Broadened our product portfolio further into the sports medicine joint preservation and restoration space;
•	Added higher-growth potential revenue streams;
•	Expanded our commercial capabilities;
•	Diversified our revenue base; and
•	Expanded our product pipeline and research and development expertise.

In addition, we believe that our historical hyaluronic acid (“HA”) and regenerative medicine expertise will be highly complementary to the soft tissue repair and instrumentation expertise of Parcus Medical and the partial and total joint replacement expertise of Arthrosurface. We believe that the combination of these three businesses positions us to provide innovative solutions along the early-intervention orthopedic continuum of care and build significant value for patients, physicians, and key healthcare system stakeholders.

From our inception in 1992 through mid-2019, we utilized a commercial partnership model for the distribution of our products to end-users. Our strong, worldwide network of distributors has historically provided, and continues to provide, a solid foundation for our revenue growth and territorial expansion. In 2019, we implemented a hybrid commercial approach that comprises a small direct model with a network of independent distributor partners in the U.S. market, and we utilized this hybrid approach for the launch of TACTOSET in the second half of 2019. The acquisitions of Arthrosurface and Parcus Medical each added to our commercial infrastructure, especially in the United States. In total, we have over 30 direct sales representatives working with over 150 independent distributors to focus on each of our target markets.

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

Key Developments during the Quarter Ended September 30, 2020

•	We further strengthened our leadership team and board of directors with industry veterans.
•

We completed the launch activities for six sports medicine surgical devices and instruments. The new products enable procedures ranging from rotator cuff repair to arthroscopic knee repairs and treating arthritis damage in the hand and wrist. The products were commercialized through our recently expanded sales and marketing team during the third quarter of 2020.

•

We restarted our CINGAL Pilot Study as planned in September 2020, and the first patient has been enrolled in the study. There are currently nine active sites. We restarted patient enrollment in our HYALOFAST Phase III trial. We have activated two sites in Indonesia and intend to activate sites in the Philippines and Mexico by early 2021.

•	We prepaid $25.0 million of the $50.0 million that we initially drew down from our credit facility in April 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We cannot at this time predict the impact that the COVID-19 pandemic will have on our full year financial condition and operations, although we are continuing to monitor our operations for COVID-19 pandemic related changes. In the second and third quarters of 2020, we experienced product demand above our initial expectations determined in light of COVID-19, as elective procedure volume had a limited recovery in the second half of the second quarter and through the third quarter due to the easing of COVID-19 related restrictions in certain jurisdictions. However, certain areas of the United States and certain other countries have recently seen and continue to see increasing infection rates, which makes future results difficult to predict. Please see the section captioned “Part II, Item 1A. Risk Factors” of this report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for additional information with respect to the risks faced by our business in light of the COVID-19 pandemic. In this time of uncertainty as a result of the COVID-19 pandemic, we are focused on serving our customers while taking every precaution to provide a safe work environment for our employees and customers. We have established and implemented a work from home policy where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. To date, we do not anticipate disruption to our ability to supply products to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellation or delay of elective procedures, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

Research and Development

Our research and development efforts primarily consist of the development of new medical applications for our technology platform, the development of intellectual property with respect to our technology platform, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory approvals, and process development and scale-up manufacturing activities for our existing and new products. Our development efforts focus on products in four large and growing orthopedic markets to drive long-term growth: osteoarthritis pain management, regenerative solutions, soft tissue repair and bone preserving joint technologies. We routinely interact with key external stakeholders to leverage customer and patient insights in our development process to ensure that we bring needed therapies to the market. We anticipate that we will continue to commit significant resources in the near future to research and development activities, including in relation to preclinical activities and clinical trials. These activities are aimed at the delivery of a steady cascade of new product development and launches over the next several years. The COVID-19 pandemic, however, has resulted in a significant decline in elective procedures worldwide. This decline has impacted our ability to enroll patients in our clinical trials. Given the uncertainty around the scale and duration of the COVID-19 pandemic, it is difficult to predict the precise impact on our clinical activities.

Our third-generation, single-injection osteoarthritis product under development in the United States, CINGAL, is an osteoarthritis pain management therapy composed of our proprietary cross-linked HA material combined with an approved steroid, is designed to provide both short- and long-term pain relief to patients, and is a main pipeline product and a component of our growth strategy. In pursuing a U.S. regulatory pathway for CINGAL, we have conducted two Phase III clinical trials and two follow-up studies, and the United States Food and Drug Administration, or FDA, has indicated an additional Phase III trial is necessary to support U.S. approval. We are currently working to initiate a pilot study to confirm our trial design, increase our probability of success in a Phase III trial and generate data that ultimately will be needed to support FDA approval. Several trial sites were activated during the third quarter of 2020, and the first patient was enrolled in the pilot study in September 2020. However, as a result of the COVID-19 pandemic, we continue to face uncertainty related to the ultimate timing of this CINGAL pilot study. Given the evolving environment, we will continue update product development and clinical trial timelines after we have more visibility with respect to the length and regional impacts of the COVID- 19 pandemic.

We have several research and development programs underway for new products, including for HYALOFAST (in the United States), an innovative product for cartilage tissue repair, and other early stage regenerative solutions development programs. We commenced patient enrollment in a Phase III clinical trial in December 2015 and advanced site initiations and patient enrollment activities. Given the changing medical landscape with respect to the randomization arm for this trial, the microfracture procedure, we are also actively pursuing other alternative strategies to accelerate patient enrollment, including initiating sites in Indonesia, Mexico, and the Philippines. After delays due to the COVID-19 pandemic, we were able to resume enrollment in the third quarter of 2020. We also have several other research and development programs underway focused on expanding product portfolio across all four development focus areas previously mentioned.

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)		2020	2019	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)					(in thousands, except percentages)
Product revenue	$31,694	$29,615	$2,079	7%		$97,769	$84,745	$13,024	15%
Licensing, milestone and contract revenue	-	82	(82)	(100%	)	-	93	(93)	(100%	)
Total revenue	31,694	29,697	1,997	7%		97,769	84,838	12,931	15%

Operating expenses:
Cost of product revenue	14,351	5,951	8,400	141%		45,487	20,098	25,389	126%
Research & development	5,217	4,158	1,059	25%		15,799	12,581	3,218	26%
Selling, general & administrative	15,903	7,539	8,364	111%		44,884	22,713	22,171	98%
Goodwill impairment	-	-	-	-		18,144	-	18,144	-
Change in fair value of contingent consideration	4,150	-	4,150	-		(16,176)	-	(16,176)	-
Total operating expenses	39,621	17,648	21,973	125%		108,138	55,392	52,746	95%
Income (loss) from operations	(7,927)	12,049	(19,976)	(166%	)	(10,369)	29,446	(39,815)	(135%	)
Interest and other income (expense), net	(228)	482	(710)	(147%	)	(118)	1,513	(1,631)	(108%	)
Income (loss) before income taxes	(8,155)	12,531	(20,686)	(165%	)	(10,487)	30,959	(41,446)	(134%	)
Provision for (benefit from) income taxes	(1,744)	3,331	(5,075)	(152%	)	(2,161)	7,817	(9,978)	(128%	)
Net income (loss)	$(6,411)	$9,200	$(15,611)	(170%	)	$(8,326)	$23,142	$(31,468)	(136%	)
Product gross profit	$17,343	$23,664	$(6,321)	(27%	)	$52,282	$64,647	$(12,365)	(19%	)
Product gross margin	55%	80%				53%	76%

Anika’s consolidated financial statements include results of operations for Parcus Medical from the January 24, 2020 acquisition date and Arthrosurface from the February 3, 2020 acquisition date.

Product Revenue

Product revenue for the three-month period ended September 30, 2020 was $31.7 million, an increase of $2.1 million as compared to $29.6 million for the three-month period ended September 30, 2019. Product revenue for the nine-month period ended September 30, 2020 was $97.8 million, an increase of $13.0 million as compared to $84.7 million for the nine-month period ended September 30, 2019. For the three- and nine-month periods ended September 30, 2020, the increase in product revenue was primarily driven by growth in our Orthopedic Joint Preservation and Restoration product family, as a result of the early 2020 acquisitions of Parcus Medical and Arthrosurface, offset by a decrease in revenue from our Joint Pain Management product family due to the COVID-19 pandemic.

Historically, we categorized our product offerings into four product families: Orthobiologics, Dermal, Surgical, and Other, which included our ophthalmic and veterinary products. As a result of our acquisitions of Parcus Medical and Arthrosurface in early 2020, we now divide our product portfolio into three product families: Joint Pain Management, Orthopedic Joint Preservation and Restoration, and Other.

The following tables present product revenue by product group (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)

Joint Pain Management	$18,439	$27,581	$(9,142)	(33% )
Orthopedic Joint Preservation and Restoration	11,715	544	11,171	2,053%
Other	1,540	1,490	50	3%
	$31,694	$29,615	$2,079	7%

	Nine Months Ended September 30,
	2020	2019	$ Inc/(Dec)	% Inc/(Dec)

Joint Pain Management	$66,168	$77,063	$(10,895)	(14%	)
Orthopedic Joint Preservation and Restoration	26,233	1,510	24,723	1,637%
Other	5,368	6,172	(804)	(13%	)
	$97,769	$84,745	$13,024	15%

Our Joint Pain Management product family consists of injectable viscosupplement products that provide pain relief from osteoarthritis, or OA, conditions. These products include MONOVISC, ORTHOVISC, and CINGAL, all widely-used, HA-based viscosupplements utilized to treat OA pain in humans, as well as HYVISC, an HA-based treatment for equine osteoarthritis pain. Overall, revenue from joint pain management therapies decreased 33% and 14% for the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods in 2019, due to the impact of COVID-19 and customer ordering patterns that delayed a portion of the impact of the COVID-19 pandemic on this product family from the second quarter to the third quarter of 2020.

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

•

HYALOFAST, a biodegradable hyaluronic acid-based scaffold support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. This product is currently available in Europe, South America, Asia, and certain other international markets.

•

TACTOSET, an HA-enhanced bone repair therapy designed to treat insufficiency fractures. TACTOSET is available in the United States, and we expect to leverage the commercial infrastructure of our recent acquisitions to increase market access to sell TACTOSET.

For the three-month period ended September 30, 2020, Orthopedic Joint Preservation and Restoration product revenue increased by $11.2 million to $11.7 million as compared to the same period in 2019, resulting primarily from the additions of the Arthrosurface and Parcus Medical product portfolios. For the nine-month period ended September 30, 2020, Orthopedic Joint Preservation and Restoration product revenue increased by $24.7 million to $26.2 million as compared to the same period in 2019, resulting primarily from the additions of the Arthrosurface and Parcus Medical product portfolios.

Our Other product family consists of legacy HA-based products that do not fit into one of our other primary product categories. These products include:

•

Advanced wound care products based on our biodegradable hyaluronic acid-based polymer (“HYAFF”) technology which are used to treat skin wounds, ranging from burns to diabetic ulcers. The lead product is HYALOMATRIX, a bi-layered, sterile and flexible advanced wound care device ideally suited for a range of wounds that include pressure ulcers, diabetic foot ulcers and deep second-degree burns.

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

Other product revenue remained consistent for the three-month period ended September 30, 2020 as compared to the corresponding period in 2019. Other product revenue decreased for the nine-month period ended September 30, 2020 by $0.8 million or 13%, as compared to the corresponding period in 2019, due to the impact of COVID-19.

Product Gross Profit and Margin

Product gross profit for the three- and nine-month periods ended September 30, 2020 decreased $6.3 million and $12.4 million to $17.3 million and $52.3 million, respectively, representing 55% and 53% of product revenue. Product gross profit for the three- and nine-month periods ended September 30, 2019 was $23.7 million and $64.7 million, respectively, or 80% and 76% of product revenue for the periods, respectively. The decrease in product gross margin for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily due to fair valuation of inventory purchased associated with the two newly acquired companies and acquisition-related amortization expenses. The inventory fair-value markup and amortization of acquired intangible assets resulted in an increase of cost of goods sold of approximately $4.8 million and $11.7 million for the three- and nine-month period ended September 30, 2020, respectively. During the nine-month period ended September 30, 2020, we determined we will not pursue CE Mark renewals for certain of our products primarily in the wound care product family, resulting in an inventory impairment charge of $1.9 million, all of which was recorded in the three-months ended June 30, 2020.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2020 were $5.2 million and $15.8 million, representing an increase of $1.1 and $3.2 million, respectively, as compared to the same periods in 2019. The increase in research and development expense for the three- and nine-month periods ended September 30, 2020 was primarily due to preparation activities for the CINGAL Pilot study, certain European post-market clinical studies, and activities associated with the development of product candidates in our research and development pipeline across all of our businesses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three- and nine-month periods ended September 30, 2020 were $15.9 million and $44.9 million, an increase of $8.4 million and $22.2 million, respectively, as compared to the same periods in 2019. The increase in SG&A expenses for the three- and nine-month periods ended September 30, 2020 was primarily related to incentive compensation, our sales infrastructure and expenses resulting from the acquisitions of Parcus Medical and Arthrosurface in early 2020, partially offset by a decrease in stock compensation expense in the nine-month period ended September 30, 2020 due to the forfeiture of unvested equity awards.

Goodwill Impairment Charge

We assess goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the first quarter of 2020, we performed a quantitative assessment of goodwill impairment related to the Parcus and Arthrosurface reporting unit as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $18.1 million was recorded in the quarter ended March 31, 2020. The decline in fair value was primarily due to decreases in immediate term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit. For the quarter ended September 30, 2020, there have been no events or changes in circumstances that indicate that the carrying value of goodwill as determined on March 31, 2020 may not be recoverable. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

Contingent Consideration Fair Value Change

In the three- and nine-month periods ended September 30, 2020, we recorded a $4.2 million expense and a $16.2 million net benefit, respectively, related to the change in fair value of our contingent consideration liabilities incurred as a result of the acquisition of Parcus Medical and Arthrosurface in January and February of 2020. The liability for contingent consideration is remeasured at each reporting period until the contingency is resolved. The $4.2 million increase in fair value of the contingent consideration for the three- month period ended September 30, 2020 was primarily due to the passage of time, higher than forecasted revenues during the third quarter, and a reduction in market-based borrowing rates. The $16.2 million decrease in fair value of the contingent consideration for the nine-month period ended September 30, 2020 was due to a decrease in the near term projections of revenue due to the COVID-19 pandemic. On October 15, 2020, the Company received FDA clearance for its WristMotion Total Arthroplasty System, triggering a $5 million regulatory-based milestone payment per the Arthrosurface Merger Agreement.

Income Taxes

The benefit from income taxes was $1.7 million and $2.2 million for the three- and nine-month periods ended September 30, 2020, based on effective tax rates of 21.4% and 20.6%, respectively. The provision for income taxes was $3.3 million and $7.8 million for the three- and nine-month periods ended September 30, 2019, based on effective tax rates of 26.6% and 25.3%, respectively. The net decrease in the effective tax rate for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily due to the $1.9 million tax expense on the impairment of non-tax deductible goodwill offset by the $1.5 million tax benefit on the decrease in the fair value of the contingent consideration. The Company recognized a net deferred tax liability of $11.2 million primarily due to intangible assets and inventory step up offset by net operating losses and research and development tax credits associated with the Arthrosurface acquisition discussed in Note 3.

Non-GAAP Financial Measures

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income excluding interest and other income, net, income tax benefit (expense), depreciation and amortization, stock-based compensation, product rationalization and acquisition-related expenses. In light of the COVID-19 pandemic, we have also excluded the impacts of goodwill impairment charges and changes in the fair value of contingent consideration associated with our acquisition transactions in early 2020. This financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”) and are not necessarily comparable to similarly titled measures presented by other companies.

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

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent. Some of these limitations are:

•

adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

•

we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

•

we exclude acquisition-related expenses, including impacts of purchase price accounting, such as the impact of inventory fair-value step up on cost of goods sold, amortization and depreciation of acquired assets, transactions costs, and other related expenses;

•

we exclude certain product rationalization charges related to non-core legacy assets as result of managing our financial position in light of our recent acquisitions, the impact of COVID-19 and changing regulatory requirements;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;

•

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of net income (loss) to adjusted EBITDA for the three- and nine-month periods ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(6,411)	$9,200	$(8,326)	$23,142
Interest and other income (expense), net	228	(482)	118	(1,513)
Income taxes	(1,744)	3,331	(2,161)	7,817
Depreciation and amortization	1,718	1,516	5,130	4,459
Stock-based compensation	1,920	1,311	3,953	4,140
Product rationalization charges	-	-	2,892	-
Acquisition-related expenses	5,033	-	16,384	-
Goodwill impairment	-	-	18,144	-
Change in fair value of contingent consideration (benefit)	4,150	-	(16,176)	-
Adjusted EBITDA	$4,894	$14,876	$19,958	$38,045

Adjusted EBITDA in the three- and nine-month periods ended September 30, 2020, decreased $10.0 million and $18.1 million, respectively, as compared with the comparable periods in 2019. The decrease in adjusted EBITDA for the periods was primarily due to the unfavorable impact of the COVID-19 pandemic on our revenues, unfavorable revenue mix and higher expenses following our acquisitions in early 2020 to support future growth.

Adjusted Net Income and Adjusted EPS

We present information below with respect to adjusted net income and adjusted diluted earnings per share (“adjusted EPS”). We define adjusted net income as our net income excluding acquisition-related expenses and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, as well as non-cash product rationalization charges associated with certain non-core legacy products, each on a tax effected basis. Acquisition-related expenses are those that we would not have incurred except as a direct result of acquisition transactions. Acquisition-related expenses consist of investment banking, legal, accounting, and other professional and related expenses and the impact of purchase accounting associated with acquisition transactions, such as amortization of inventory step up and the amortization of intangible assets recorded as part of purchase accounting. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired trade name. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net income used in calculating adjusted net income, each on per share and a tax effected basis. This financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

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

The following is a reconciliation of net income (loss) to adjusted net income for the three- and nine-month period ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(6,411)	$9,200	$(8,326)	$23,142
Product rationalization charges, tax effected	-	-	2,377	-
Acquisition-related expenses, tax effected	3,832	-	12,508	-
Goodwill impairment, tax effected	-	-	15,773	-
Change in fair value contingent consideration, tax effected	3,336	-	(13,873)	-
Adjusted net income (loss)	$757	$9,200	$8,459	$23,142

The following is a reconciliation of diluted EPS to adjusted diluted EPS for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted earnings (loss) per share	$(0.45)	$0.64	$(0.59)	$1.62
Product rationalization charges, tax effected	-	-	0.17	-
Acquisition-related expenses per share, tax effected	0.27	-	0.88	-
Goodwill impairment, tax effected	-	-	1.11	-
Change in fair value contingent consideration, tax effected	0.23	-	(0.98)	-
Adjusted diluted EPS	$0.05	$0.64	$0.59	$1.62

Adjusted net income and adjusted diluted EPS for the three-month period ended September 30, 2020 decreased $8.5 million and $0.59, respectively, as compared with the comparable period in 2019. Adjusted net income and adjusted diluted EPS for the nine-month period ended September 30, 2020 decreased $14.7 million and $1.03, respectively, as compared with the comparable period in 2019. The decrease for the three- and nine-month periods was primarily due to the unfavorable impact of the COVID-19 pandemic on our revenues, an unfavorable revenue mix impact on profitability, as well as higher expenses following our acquisitions in early 2020 to support future growth.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $124.8 million and $184.9 million, and working capital totaled $170.7 million and $218.0 million as of September 30, 2020 and December 31, 2019, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations. As a precautionary measure, we executed a drawdown of $50.0 million from our existing credit facility with Bank of America on April 8, 2020, of which we repaid $25.0 million during the three-months ended September 30, 2020. Beyond the existing facility, our credit facility has an additional $50.0 million accordion feature that we could potentially access in the future. In addition, we are exploring other sources of funding aimed at further supporting our liquidity profile, as well as maintaining business and organizational continuity through the pandemic. In parallel, we have implemented a number of internal short-term expense controls and are prioritizing business initiatives to conserve cash flow.

Cash provided by operating activities was $10.5 million for the nine-month period ended September 30, 2020, as compared to cash provided by operating activities of $24.0 million for the same period in 2019. The decrease in cash provided by operating activities was primarily attributable to the unfavorable impact of the COVID-19 pandemic on our revenues, impact of unfavorable revenue mix on profitability, higher spending on commercial infrastructure following our acquisitions of Parcus Medical and Arthrosurface in early 2020, payment of accrued expenses and the increase in inventory for the nine-month period ended September 30, 2020.

Cash used in investing activities was $88.1 million for the nine-month period ended September 30, 2020, as compared to cash used in investing activities of $1.3 million for the same period in 2019. The change was primarily due to the consideration paid for the acquisitions of Parcus Medical and Arthrosurface in the nine-month period ended September 30, 2020.

Cash provided by financing activities was $24.3 million for the nine-month period ended September 30, 2020, as compared to cash used by financing activities of $8.4 million for the same period in 2019. The change was primarily due to net borrowings of $25.0 million on our credit facility during the nine-months ended September 30, 2020 as a precautionary measure associated with the potential impact of the COVID-19 pandemic on our operations.

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies or estimates during the three months ended September 30, 2020 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than those described below.

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

We use the income approach to determine the fair value of certain identifiable intangible assets including developed technology and IPR&D. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The estimated economic lives were determined using a variety of indicators including historical usage, evolutionary changes and other observable market data. We base our assumptions on estimates of future cash flows, expected growth rates and expected trends in technology. We base the discount rate used to arrive at the present value used in this method as of the date of acquisition on the time value of money and certain industry-specific risk factors. We use the relief-from-royalty method of the income approach to determine the fair value of trade names. This approach determines fair value by estimating the after-tax royalty savings attributable to owning the intangible asset and then discounting these after-tax royalty savings back to a present value. We base our assumptions on the estimated revenue attributable to the trade name and the estimated royalty rate attributable to the trade name. We use the avoided costs/lost profits method to determine the fair of customer relationships. This approach determines fair value by estimating the projected revenues related to the asset and estimated costs to recreate the intangible asset. We believe the estimated purchased customer relationships, developed technologies, trade name, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

We use the comparative sales method to determine the fair value of work-in-process and finished goods inventory acquired and ultimately the inventory step- up required. The fair value of WIP inventory was estimated as the selling price less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the selling effort of the acquiring entity based on profit for similar products. The fair value of finished goods inventory was estimated as the selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity based on profit for similar products.

For contingent consideration, management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. Under the Parcus Medical and Arthrosurface merger agreements, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical has net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has both regulatory and net sales earn-out milestones in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our consolidated statements of comprehensive income.

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

U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during the first quarter, we assessed goodwill for each of our reporting units. As of March 31, 2020, there was $7.5 million of goodwill on the balance sheet related to the legacy Anika reporting unit. We assessed that our legacy reporting unit’s fair value was greater than its carrying value using the qualitative assessment. Upon their acquisition, we recorded $44.4 million of goodwill on the balance sheet related to the combined Parcus Medical and Arthrosurface reporting unit. We performed a quantitative assessment of goodwill impairment related to the Parcus Medical and Arthrosurface reporting unit. The temporary suspension of domestic elective procedures directly impacted the Parcus Medical and Arthrosurface reporting unit, resulting in an immediate term revenue decline. We further applied an increase in discount rate due to the increased overall uncertainty. These key changes, together with estimates on operating expenses, capital requirements, tax benefits, and other cash flow projections indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $18.1 million was recorded in the quarter ended March 31, 2020. There were no events since March 31, 2020 that indicated any further impairments to the Parcus Medical and Arthrosurface reporting unit.

In the event the financial performance of our reporting units do not meet our expectations in the future, we experience future prolonged market downturns, negative trends from the COVID-19 pandemic continue, or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a goodwill impairment charge.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and is updated in the Notes to the consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019. Material contractual obligations incurred in the quarter included those described in Note 16, “Revolving Credit Agreement.” There were otherwise no material changes to our contractual obligations reported in our 2019 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q during the nine-month period ended September 30, 2020. For additional discussion, see Note 10, “Commitments and Contingencies,” to the consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the first nine months of 2020 to our market risks or to our management of such risks.

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

As of the filing of this report, management is in the process of evaluating and integrating the internal controls of the acquired Parcus Medical and Arthrosurface businesses into our existing operations. During the three-month period ended September 30, 2020, we continued to implement controls over the accounting and disclosures related to purchase accounting and integration of the Parcus Medical and Arthrosurface businesses, as well as to enhance controls surrounding the goodwill impairment assessment. There were no other material changes in our internal control over financial reporting during the three-month period ended September 30, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID‑19 outbreak has affected 215 countries and territories, including the United States and Italy. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On October 23, 2020, the Director-General of the World Health Organization stated that the global population, particularly in the northern hemisphere, is at a critical juncture in the pandemic and that upcoming months will be challenging, with some countries seeing an exponential increase in cases. Government and private sector actions responding to the pandemic have disrupted, and will continue to disrupt, domestic business activities generally and have adversely affected, and are likely to continue to negatively affect, our business operations for an indefinite period. Numerous countries, including the United States and Italy, have imposed, and are expected to continue to impose, restrictions on travel, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID‑19.

We have previously set forth key risks from the COVID‑19 pandemic as updated by the statements below. The current circumstances are dynamic, however. While the quarantine, social distancing, and other regulatory measures instituted or recommended in response to COVID‑19 are not expected to be permanent, in his comments on October 23, 2020 the Director-General of the World Health Organization urged leaders worldwide to take immediate, additional action, such as isolation and quarantining of individuals and temporary closing of businesses, to keep transmission of the coronavirus at a low level. The full impact of COVID-19 on our business operations and financial condition, including the duration and severity of the impact on overall customer demand and on our clinical studies, cannot be reasonably estimated at this time. The COVID‑19 pandemic continues to adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition.

Our operations are located in areas impacted by the COVID-19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

The coronavirus has impacted the social and economic framework in the United States and Italy. Our administrative, research and development, and manufacturing operations are principally performed at our U.S. facilities in Massachusetts and Florida. Though our Italian operations represent a relatively small percentage of our consolidated business, we conduct commercial activity, product development, sales and inventory management and other services in our office in Padova, Italy. Our business operations in the United States and Italy are subject to potential business interruptions arising from protective measures that have been, and may be, taken by Italian, U.S., Massachusetts and Florida regulators and other agencies and governing bodies. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in both the United States and Italy. While we have seen improvement in certain areas in which we do business over the course of the second and third quarters of 2020 as it related to the pandemic, the situation in other jurisdictions, including Florida, has deteriorated over the same period. It is difficult to predict with certainty the timing for a return to pre-COVID-19 pandemic operations.

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

A significant portion of the demand for our products results from the usage of our products in elective surgeries. As COVID-19 reached a global pandemic level in March 2020, the volume of elective surgery procedures worldwide, including in the U.S. and Western Europe, declined precipitously, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as patients deferred elective surgeries to avoid the risk of exposure to the coronavirus. The American College of Surgeons, U.S. surgeon general, and other public health bodies recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies continue to evaluate the risks of minimally invasive surgeries in the presence of infectious diseases.

The decreased number of procedures performed has negatively impacted our revenue and operating results, and it is impossible to reasonably predict when the level of elective procedures will begin to return to pre-COVID-19 levels. There is significant uncertainty in light of ongoing infection rates in many areas of the United States and in various international jurisdictions. Procedure volumes have not returned to pre-COVID-19 levels and there is no guarantee that the positive trends will continue. As a result, elective procedures may yet again decline substantially in future periods, especially in geographies with substantial COVID-19 infection rates. In the United States, COVID-19 policymaking is being handled largely on a state-by-state, and even city-by-city, basis. The international outlook is similar, as countries are taking varying approaches to combating the pandemic and returning to pre-COVID operations. The pace of recovery will continue to be phased and regionally determined based on local orders and the overall impact of COVID-19. A continuation of the decreased level of elective procedures due to COVID-19 will result in a loss of sales and profits and other material adverse effects on our business and operating results.

Risks Related to Our Business and Industry

Our business is dependent upon retaining qualified management and technical personnel, including our recent hiring of a chief executive officer and our chief financial officer.

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

Effective August 21, 2020, Sylvia Cheung resigned from her position of Chief Financial Officer, Treasurer and Assistant Secretary for personal reasons. On August 5, 2020, we announced that we had appointed Michael Levitz as our Executive Vice President, Chief Financial Officer and Treasurer, effective August 10, 2020 following a search process aided by an executive search firm.

Even though we have appointed Dr. Blanchard and Mr. Levitz to succeed Mr. Darling and Ms. Cheung, respectively, we may face challenges in building our business in accordance with our strategy as the result of having both a chief executive officer and chief financial officer that are relatively new to our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program and $20.0 million reserved for open market purchases. We did not repurchase any shares during the three-month period ended September 30, 2020, and a total of $20.0 million remained available for open market repurchases as of September 30, 2020.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1	Offer Letter dated as of July 29, 2020 between Anika Therapeutics, Inc. and Michael Levitz

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(101)	Inline XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 as filed with the Securities and Exchange Commission on November 4, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

	i.	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (unaudited)
	ii.	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)
	iii.	Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2020 and September 30, 2019 (unaudited)
	iv.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 (unaudited)
	v.	Notes to Consolidated Financial Statements (unaudited)

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: November 4, 2020	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)