Form 10-K/A
period 2020-12-31
Anika Therapeutics, Inc.
filed 2021-04-26
CIK 898437

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At April 20, 2021, there were 14,366,686 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference: None.

ANIKA THERAPEUTICS, INC.

TABLE OF CONTENTS FOR FORM 10-K/A

References in this amendment to our Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

Anika, Arthrosurface, Anika Therapeutics, Cingal, Hyaff, Monovisc, Orthovisc, Parcus Medical, Tactoset, Hyvisc and WristMotion are our registered trademarks that appear in this amendment to our Annual Report on Form 10-K/A. For convenience, these trademarks appear in this amendment to our Annual Report on Form 10-K/A without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This amendment to our Annual Report on Form 10-K/A also contains trademarks and trade names that are the property of other companies and licensed to us.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2020, initially filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021 (the “Original Filing”), is being filed principally to correct typographical errors that resulted during the creation of the EDGAR version of the Original Filing. As the result of these errors, the Original Filing failed to include the following, all of which are included in this Amendment:

●

The entire paragraph, except for the word “Research”, in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2020 compared to year ended December 31, 2019 – Statement of Operations Detail – Research and development.”

●

The words “a per share and tax effected basis.” at the end of the first paragraph in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-GAAP Financial Measures – Adjusted Net Income (Loss) and Adjusted EPS.”

●

The words “To the Board of Directors and Stockholders of Anika Therapeutics, Inc.” in the beginning of the “Report of Independent Registered Public Accounting Firm” contained within the section captioned “Item 8. Financial Statements and Supplementary Data.”

●

The conformed signature of Deloitte & Touche LLP on the “Report of Independent Registered Public Accounting Firm” contained within the section captioned “Item 9A. Controls and Procedures.” The Company received the manually signed Internal Control Report from Deloitte & Touche prior to filing the Original Filing.

In addition, this Amendment is being filed to update the explanation surrounding employees added in 2020 in the third sentence of the third full paragraph of the section captioned “Item 1. Business – Human Capital Management.”

This Amendment amends the cover page and includes Items 1, 7, 8, and 9A in their entirety without change from the Original Filing except as described above. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This amended Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please refer to "Item 1A. Risk Factors" contained in the Original Filing for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this amended Annual Report on Form 10-K/A is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

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

As of December 31, 2020, we employed 277 fulltime employees at four physical facilities primarily located in Bedford, Massachusetts; Franklin, Massachusetts; Sarasota, Florida; and Padova, Italy. The Franklin and Sarasota sites were added in 2020 as a result of acquisitions of Arthrosurface and Parcus Medical, respectively. We grew our employee base by 123 people in 2020, 112 of whom were added as a direct result of the companies we acquired. Twenty-five of our employees are located outside the United States.

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

PART II

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

Research and development

Research and development expenses for the year ended December 31, 2020 were $23.4 million, an increase of $6.8 million, or 41%, as compared to the prior year, primarily due to activities associated with new product development in our research and development pipeline, including those related to Parcus Medical and Arthrosurface following their acquisition in the first quarter of 2020, as well as preparation and initial execution activities for the Cingal Pilot study and certain European post-market clinical studies to support CE Mark approvals for our products, Hyalofast clinical study activities, and In-Process Research and Development (“IPR&D”) impairment charges related to Hyalonect and Hyalobone projects.

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

Adjusted Net Income (Loss) and Adjusted EPS

We present information below with respect to adjusted net income (loss) and adjusted diluted earnings per share, which we refer to as adjusted EPS. We define adjusted net income (loss) as our net income (loss) excluding acquisition-related expenses, amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, as well as certain impairment charges, including impairment related to IPR&D assets and non-cash product rationalization charges associated with certain non-core legacy products, each on a tax effected basis. Acquisition related expenses are those that the we would not have incurred except as a direct result of acquisition transactions. Acquisition related expenses consist of investment banking, legal, accounting, and other professional and related expenses. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired tradenames. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net income used in calculating adjusted net income, each on a per share and tax effected basis.

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

See Note 14 – Equity Incentive Plan, for a description of the types of stock-based awards granted, the compensation expense related to such awards, and detail of equity-based awards outstanding.

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

March 5, 2021

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
***101

The following materials from the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2020, formatted in Inline XBRL:  (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; and (v) Notes to Consolidated Financial Statements

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

ANIKA THERAPEUTICS, INC.

Date: April 26, 2021	By:	/s/ CHERYL BLANCHARD
Cheryl R. Blanchard, Ph.D.
Chief Executive Officer