Form 10-Q
period 2021-03-31
Anika Therapeutics, Inc.
filed 2021-05-07
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2021, there were 14,391,261 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

Anika, Arthrosurface, Anika Therapeutics, Cingal, Hyaff, Monovisc, Orthovisc, Parcus Medical, Tactoset, Hyvisc and WristMotion are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$94,599	$95,817
Investments	-	2,501
Accounts receivable, net of reserves of $1,411 and $1,523 at March 31, 2021 and December 31, 2020, respectively	26,509	24,102
Inventories, net	42,718	46,209
Prepaid expenses and other current assets	9,648	8,754
Total current assets	173,474	177,383
Property and equipment, net	49,131	50,613
Right-of-use assets	22,325	22,619
Other long-term assets	20,292	15,420
Intangible assets, net	88,986	91,157
Goodwill	8,045	8,413
Total assets	$362,253	$365,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,683	$8,984
Accrued expenses and other current liabilities	13,460	14,793
Contingent consideration – current portion	24,830	13,090
Total current liabilities	46,973	36,867
Other long-term liabilities	1,583	1,244
Contingent consideration	5,760	22,320
Deferred tax liability	10,738	11,895
Lease liabilities	20,543	20,879
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively		-
Common stock, $0.01 par value; 90,000 shares authorized, 14,366 and 14,329 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	144	143
Additional paid-in-capital	57,281	55,355
Accumulated other comprehensive loss	(5,051)	(4,542)
Retained earnings	224,282	221,444
Total stockholders’ equity	276,656	272,400
Total liabilities and stockholders’ equity	$362,253	$365,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$34,292	$35,397
Cost of Revenue	13,318	14,200
Gross Profit	20,974	21,197

Operating expenses:
Research and development	6,361	6,050
Selling, general and administrative	18,175	14,431
Goodwill impairment	-	18,144
Change in fair value of contingent consideration	(4,820)	(24,522)
Total operating expenses	19,716	14,103
Income from operations	1,258	7,094
Interest and other income, net	(43)	279
Income before income taxes	1,215	7,373
Provision for (benefit from) income taxes	(1,623)	1,580
Net income	$2,838	$5,793

Net income (loss) per share:
Basic	$0.20	$0.41
Diluted	$0.20	$0.40
Weighted average common shares outstanding:
Basic	14,343	14,202
Diluted	14,435	14,353

Net income	$2,838	$5,793
Foreign currency translation adjustment	(509)	(129)
Comprehensive income	$2,329	$5,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2021
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2021	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	-	-	1	-	-	1
Vesting of restricted stock units	46	1	(1)
Stock-based compensation expense	-	-	2,259	-	-	2,259
Retirement of common stock for minimum tax withholdings	(9)	-	(333)	-	-	(333)
Net income	-	-	-	2,838	-	2,838
Other comprehensive income	-	-	-	-	(509)	(509)
Balance, March 31, 2021	14,366	$144	$57,281	$224,282	$(5,051)	$276,656

	Three Months Ended March 31, 2020
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2020	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Issuance of common stock for equity awards	-	-	-	-	-	-
Vesting of restricted stock units	42	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	(207)	-	-	(207)
Retirement of common stock for minimum tax withholdings	(4)	-	(141)	-	-	(141)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net income	-	-	-	5,793	-	5,793
Other comprehensive income	-	-	-	-	(129)	(129)
Balance, March 31, 2020	14,198	$142	$48,360	$251,219	$(6,027)	$293,694

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,838	$5,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,508	2,761
Non-cash operating lease cost	405	340
Goodwill impairment	-	18,144
Change in fair value of contingent consideration	(4,820)	(24,522)
Loss on disposal of fixed assets	831	-
Loss on impairment of intangible asset	-	318
Stock-based compensation expense	2,259	(207)
Deferred income taxes	(1,162)	550
Recovery for doubtful accounts	(21)	(15)
Provision for inventory	277	831
Amortization of acquisition related inventory step-up	2,578	2,081
Changes in operating assets and liabilities:
Accounts receivable	(2,478)	2,004
Inventories	(4,040)	(3,632)
Prepaid expenses, other current and long-term assets	87	(445)
Accounts payable	188	421
Operating lease liabilities	(385)	(310)
Accrued expenses, other current and long-term liabilities	(1,254)	(3,233)
Income taxes	(1,242)	166
Net cash (used in) provided by operating activities	(2,431)	1,045

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(350)	(92,983)
Proceeds from maturities of investments	2,501	14,990
Purchases of investments	-	(13,787)
Purchases of property and equipment	(417)	(723)
Net cash provided by (used in) investing activities	1,734	(92,503)

Cash flows from financing activities:
Cash paid for tax withheld on vested restricted stock awards	(332)	(141)
Payments made on finance leases	(119)	-
Net cash used in financing activities	(451)	(141)

Exchange rate impact on cash	(70)	(31)

Decrease in cash and cash equivalents	(1,218)	(91,630)
Cash and cash equivalents at beginning of period	95,817	157,463
Cash and cash equivalents at end of period	$94,599	$65,833
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$570	$55
Right of use assets	$220	$-
Consideration for acquisitions included in accounts payable and accrued expenses	$-	$2,085
Acquisition related contingent consideration	$-	$69,076
Non-cash Financing Activities:
Operating lease liabilities	$220	$-

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on sports medicine and soft tissue repair, and Arthrosurface, Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened Anika's product portfolio, developed over its nearly 30 years of expertise in hyaluronic acid technology, into joint preservation and restoration, added high-growth revenue streams, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three-month period ended March 31, 2021 are not indicative of the results to be expected for the year ending December 31, 2021.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of March 31, 2021. Based on the criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Adoptions

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Consideration Transferred

Pursuant to the Parcus Medical Merger Agreement, the Company acquired all outstanding equity of Parcus Medical for estimated total purchase consideration of $75.1 million, as of January 24, 2020, which consisted of:

Cash consideration	$32,794
Deferred consideration	1,642
Estimated fair value of contingent consideration	40,700
Estimated total purchase consideration	$75,136

Contingent consideration represents additional payments that the Company may be required to make in the future, which totals up to $60.0 million depending on the level of net sales of Parcus Medical products generated in 2020 through 2022. The fair value of contingent consideration related to net sales was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. Deferred consideration is related to certain purchase price holdbacks, which was resolved within one year of the acquisition date in accordance with the Parcus Merger Agreement and was recorded in accounts payable as of December 31, 2020. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of March 31, 2021 and December 31, 2020.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $1.9 million in transaction costs related to the Parcus Medical acquisition during the three-month period ending March 31, 2020. The transaction costs subsequent to March 31, 2020 were immaterial. The transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations.

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

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The goodwill is attributable to the workforce of the business and the value of future technologies expected to arise after the acquisition. Goodwill will not be amortized and is expected to be deductible for income tax purposes as the acquisition of the limited liability company is an asset purchase for tax purposes. See Note 7, Goodwill, for further discussion.

Revenue and Net Loss

The Company recorded revenue from Parcus Medical of $3.9 million and a net loss of ($1.4) million in the three-month period ended March 31, 2021. The Company recorded revenue from Parcus Medical of $2.6 million and a net loss of ($0.9) million in the period from January 24, 2020 through March 31, 2020, excluding the goodwill impairment.

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

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments of up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products in 2020 through 2021. In October 2020, based upon the achievement of a regulatory milestone, the Company paid $5.0 million. The fair value of contingent consideration related to regulatory milestones was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of March 31, 2021 and December 31, 2020.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred approximately $2.2 million in transaction costs related to the Arthrosurface acquisition during the three-month period ending March 31, 2020. The transaction costs subsequent to March 31, 2020 were immaterial. The transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations.

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

The fair value of developed technology will be amortized over an estimated useful life of 15 years, the fair value of customer relationships over 10 years, and the fair value of trade names over 5 years. A total of $0.6 million represents the fair value of IPR&D with an indefinite useful life that will be evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The goodwill is attributable to the workforce of the business and the value of future technologies expected to arise after the acquisition. Goodwill will not be amortized and is not expected to be deductible for income tax purposes as the acquisition of the corporation is a stock purchase for tax purposes See Note 7, Goodwill, for further discussion.

Revenue and Net Loss

The Company recorded revenue from Arthrosurface of $6.6 million and a net loss of ($2.8) million in the three-month period ending March 31, 2021. The Company recorded revenue from Arthrosurface of $4.2 million and a net loss of ($4.0) million in the period from February 3, 2020 through March 31, 2020, excluding the goodwill impairment.

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

The unaudited pro forma information for the three months ended March 31, 2021 and 2020 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika, Parcus Medical and Arthrosurface as if the acquisitions had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

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

The following table presents unaudited supplemental pro forma information:

	For the Three Months Ended March 31,
	2021	2020
Total revenue	$34,292	$39,350
Net income	$2,838	$6,790

4.	Fair Value Measurements

The Company held U.S. treasury bills of $2.5 million at December 31, 2020. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant as December 31, 2020. There were no available-for-sale securities as of March 31, 2021.

The Company’s investments are all classified within Level 1 of the fair value hierarchy and are valued based quoted prices in active markets. For cash, current receivables, accounts payable, and interest accrual, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$77,030	$77,030	$-	$-	$77,030

Other current and long-term liabilities:
Contingent Consideration - Short Term	$24,830	$-	$-	$24,830	$-
Contingent Consideration - Long Term	5,760	-	-	5,760	-
Total other current and long-term liabilities	$30,590	$-	$-	$30,590	$-

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$74,522	$74,522	$-	$-	$74,522

Investments:
U.S. Treasury Bills	$2,501	$2,501	$-	$-	$2,524

Other current and long-term liabilities:
Contingent Consideration - Short Term	$13,090	$-	$-	$13,090	$-
Contingent Consideration - Long Term	22,320	-	-	22,320	-
Total other current and long-term liabilities	$35,410	$-	$-	$35,410	$-

There were no transfers between fair value levels during the three-month period ended March 31, 2021 or in 2020.

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations.

Three Months Ended March 31, 2021
Balance, beginning	$35,410
Additions	-
Payments	-
Change in fair value	(4,820)
Balance, ending	$30,590

Under the Parcus Medical Merger Agreement and Arthrosurface Merger Agreement, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical has net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has both regulatory and net sales earn-out milestones in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the net sales estimates, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used for the net sales milestones ranged from 2.6% - 2.8%, and for the regulatory earn-out milestones the discount rate was 3.6%. As of March 31, 2021, the probability of successful achievement of the Arthrosurface regulatory earn-out milestones range from 0%-70%, as compared to a range of 60%-75% at the acquisition date. The weighted average cost of capital for Arthrosurface increased from 11.5% on the acquisition date to 12.1% as of March 31, 2021, and for Parcus Medical decreased from 14.5% at the acquisition date to 12.1% as of March 31, 2021. Increases or decreases in any of the probabilities of success in which milestones are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

In October 2020, the Company made a regulatory-based milestone payment of $5 million pursuant to the terms of the Arthrosurface Merger Agreement as a result of regulatory clearance for the WristMotion Total Arthroplasty System. The fair value of remaining contingent consideration is assessed on a quarterly basis. The fair value of the contingent consideration decreased by $4.8 million during the three-month period ended March 31, 2021 due primarily to the decrease in the likelihood that certain contingent milestones would be achieved and result in payment.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$15,565	$14,852
Work-in-process	11,262	12,811
Finished goods	35,336	33,347
Total	$62,163	$61,010

Inventories	$42,718	$46,209
Other long-term assets	19,445	14,801

6.	Intangible Assets

Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

		Three Months Ended March 31, 2021			December 31, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,539)	$(13,510)	$74,531	$75,899	15
IPR&D	3,256	(951)	-	2,305	2,587	Indefinite
Customer relationships	9,000	-	(1,052)	7,948	8,173	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(183)	(594)	223	259	16
Tradenames	5,200	-	(1,221)	3,979	4,239	5
Total	$112,736	$(3,088)	$(20,662)	$88,986	$91,157	13

The aggregate amortization expense related to intangible assets was $1.9 million and $1.3 million for the three-month periods ended March 31, 2021 and 2020, respectively.

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

Changes in the carrying value of goodwill for the three months ended March 31, 2021 and year ended December 31, 2020 were as follows:

Three Months Ended March 31, 2021
Balance, beginning	$8,413
Effect of foreign currency adjustments	(368)
Acquisitions	-
Impairment loss	-
Balance, ending	$8,045

The increase in goodwill in 2020 is related to the acquisitions of Parcus Medical and Arthrosurface Inc. in January and February 2020, as further discussed in Note 3, Business Combinations. The Company performed an interim quantitative assessment of goodwill impairment as March 31, 2020, in addition to its annual impairment testing as of November 30, 2020, with respect to the joint preservation and restoration reporting unit. The results of the impairment tests indicated that the estimated fair value of the reporting unit was less than its carrying value. This was primarily due to decreases in near term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the reporting unit. Consequently, a non-cash goodwill impairment charge was recorded in the amount of $42.5 million during 2020. The Company did not record any goodwill impairment charge with respect to legacy Anika reporting unit in 2020.

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020

Compensation and related expenses	$5,726	$7,345
Professional fees	2,904	3,438
Operating lease liability - current	1,517	1,437
Clinical trial costs	1,746	1,429
Financing lease liability - current	119	148
Other	1,448	996
Total	$13,460	$14,793

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2021 or December 31, 2020 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

10.	Revenue

Revenue by product family was as follows:

	Three Months Ended March 31,
	2021	2020

Joint Pain Management	$19,316	$25,483
Joint Preservation and Restoration	12,219	7,896
Other	2,757	2,018
	$34,292	$35,397

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies (Mitek), as a percentage of the Company’s total revenue was 41% and 54% for the three months ended March 31, 2021 and 2020, respectively.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Deferred revenue was $0.9 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

Revenue by geographic location was as follows:

	Three Months Ended March 31,
	2021		2020
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$25,005	73%	$26,306	74%
Europe	5,480	16%	5,276	15%
Other	3,807	11%	3,815	11%
Total	$34,292	100%	$35,397	100%

11.	Equity Incentive Plan

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Fair value of total shareholder return options (“TSR”) is measured by using a Monte-Carlo simulation model. Fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured by the grant-date price of the Company’s shares. Fair value of performance restricted stock units (“PSUs”) is measured by the grant-date price of the Company’s shares with corresponding compensation cost recognized over the requisite service period. Compensation cost is recognized based on the estimated probabilities of achieving the performance goals. Changes to the probability assessment and the estimated shares expected to vest will result in adjustments to the related compensation cost that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized, and any previously recognized compensation cost is reversed.

The expected volatility assumption is evaluated against the historical volatility of the Company’s common stock over a 4-year average, except for TSRs which is evaluated over 6.3 years, and it is adjusted if there are material changes in historical volatility. The risk-free interest rate assumption is based on U.S. Treasury interest rates at the time of grant.

The fair value of each stock option award during the three-month periods ended March 31, 2021 and 2020 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021			2020
Risk free interest rate	0.3%	-	0.6%	0.4%	-	1.6%
Expected volatility	54.8%	-	55.4%	46.5%	-	49.4%
Expected life (years)		4.0			4.0
Expected dividend yield		0.0%			0.0%

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$129	$146
Research and development	241	196
Selling, general and administrative	1,889	(549)
Total stock-based compensation expense	$2,259	$(207)

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

The following table sets forth share information for stock-based compensation awards granted and exercised during the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Grants:
Stock options	421,463	210,775
RSUs	258,417	100,631
PSUs	-	57,400
Exercises:
Stock options	125	-
Forfeitures:
Stock options	73,156	33,478
RSAs	-	8,574
RSUs	4,092	63,683
PSUs	2,500	63,000
Expirations:
Stock options	2,667	363

During the three-month period ended March 31, 2021, the Company granted stock-based compensation awards in the form of stock options, and RSUs to employees and RSUs to non-employee directors, the majority of which become exercisable or vest ratably over a three-year period. Of the 421,463 stock options granted during the first quarter of 2021, 301,845 shares were premium-priced options which were granted with an exercise price at 110% of the market price of the Company’s stock on the date of grant.

12.	Income Taxes

The Company recorded an income tax benefit of $1.6 million for the three-month period ended March 31, 2021, resulting in an effective tax rate of (133.6%). The provision for income taxes was $1.6 million for the three-month period ended March 31, 2020, based on an effective tax rate of 21.4%. The net decrease in the effective tax rate for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to the $1.7 million tax benefit on the decrease in the fair value of the contingent consideration, recognized as a discrete benefit in the first quarter of 2021.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.

In connection with the preparation of the financial statements, the Company assessed whether it is more likely than not that it will be able to utilize, in future periods, the deferred income taxes to offset future taxable income. The Company has concluded that it is more likely than not that the majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2020, the Company recorded a valuation allowance in the amount of $0.9 million related to net operating loss carryforwards at its Italian subsidiary due to the uncertainty regarding their realization. The Company did not record an additional valuation allowance at March 31, 2021.

13.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options (including TSRs), SARs, RSAs, RSUs, and PSUs using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares used in the calculation of basic earnings per share	14,343	14,202
Effect of dilutive securities:
Stock options, RSAs, PSUs and RSUs	92	151
Diluted shares used in the calculation of earnings per share	14,435	14,353

Stock options of 1.2 million and 0.6 million shares were outstanding for the three-month periods ended March 31, 2021 and 2020, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," “estimate,” “potential,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding the effect of COVID-19 and related impacts on our business, operations, and financial results, expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A “Risk Factors” of this report for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis, or OA, pain management, regenerative solutions, soft tissue repair and bone preserving joint technologies.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a global pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. There has been significant volatility in our results on a quarterly basis due to the worldwide cancellation or delay of elective procedures, as well as the impact on timelines associated with certain clinical studies. While elective procedure volume had a limited recovery after the initial pandemic impacts seen in the first and early parts of second quarter of 2020 due to the easing of COVID-19 related restrictions in certain jurisdictions, areas of the United States and other countries have recently seen, and continue to see, fluctuating infection rates, which makes future results difficult to predict despite recent advances in vaccinations for certain parts of the population. In this time of uncertainty as a result of the COVID-19 pandemic, we have taken many precautions to provide a safe work environment for our employees and customers, including the establishment and implementation of a work from home policy, where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. To date, we do not anticipate disruption to our ability to supply products to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellation or delay of elective procedures, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions in certain jurisdictions. The impact of these restrictions on our operations, if implemented, is currently unknown, but could be significant.

Products

Joint Pain Management

Our Joint Pain Management product family consists of:

●

Monovisc and Orthovisc, our single- and multi-injection, HA-based viscosupplement offerings indicated to provide pain relief from OA conditions. Our Joint Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, or Mitek, and have been the market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Internationally, we market our Joint Pain Management products through a robust and growing worldwide network of commercial distributors.

●

Cingal, our novel, third-generation, single-injection OA product consisting of our proprietary cross-linked HA material combined with a steroid, is designed to provide both short- and long-term pain relief. Cingal is CE Mark approved and has been sold outside the United States in over 35 countries through our network of distributors for several years. In the United States, Cingal is a pipeline product under clinical development.

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

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions based on our proprietary HA and Hyaff technologies, which is a solid form of HA. These products include Tactoset, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures that we commercialize only in the United States, and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Hyalofast is CE Mark approved and currently available in Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under clinical development.

Other

Our Other product family consists of legacy HA-based products that do not fit into one of our other primary product categories. These products include Hyalobarrier, an anti-adhesion barrier indicated for use after abdomino-pelvic surgeries, and Hyalomatrix, which is used for the treatment of complex wounds such as burns and ulcers, products used in connection with the treatment of ears, nose and throat disorders, and ophthalmic products, including injectable, high molecular weight HA products used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Revenue	$34,292	$35,397	$(1,105)	(3%)
Cost of revenue	13,318	14,200	(882)	(6%)
Gross profit	20,974	21,197	(223)	(1%)
Gross margin	61%	60%
Operating expenses:
Research and development	6,361	6,050	311	5%
Selling, general and administrative	18,175	14,431	3,744	26%
Goodwill impairment	-	18,144	(18,144)	(100%)
Change in fair value of contingent consideration	(4,820)	(24,522)	19,702	(80%)
Total operating expenses	19,716	14,103	5,613	40%
Income from operations	1,258	7,094	(5,836)	(82%)
Interest and other (expense) / income, net	(43)	279	(322)	(115%)
Income (before income taxes	1,215	7,373	(6,158)	(84%)
(Benefit from) provision for income taxes	(1,623)	1,580	(3,203)	(203%)
Net income	$2,838	$5,793	$(2,955)	(51%)

Revenue

Revenue for the three-month period ended March 31, 2021 was $34.3 million, a decrease of $1.1 million as compared to $35.4 million for the three-month period ended March 31, 2020, primarily as a result of the impact of COVID-19 on procedure volumes and Mitek’s related ordering patterns, offset by the inclusion of full quarter results of Parcus Medical and Arthrosurface, which we acquired on January 24, 2020 and February 3, 2020, respectively. Our consolidated financial statements include the results of operations for these acquired businesses from their respective acquisition dates.

	Three Months Ended March 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Joint Pain Management	$19,316	$25,483	$(6,167)	(24%)
Joint Preservation and Restoration	12,219	7,896	4,323	55%
Other	2,757	2,018	739	37%
	$34,292	$35,397	$(1,105)	(3%)

Revenue from our Joint Pain Management product family decreased, primarily due to the worldwide impact of the COVID-19 pandemic on elective procedure volumes and associated ordering patterns from Mitek. Revenue from our Joint Preservation and Restoration product family increased primarily due to the inclusion of full quarter results from Parcus Medical and Arthrosurface, as well as organic growth. Revenue from our Other product family increased due to the sell through of legacy wound care products.

Gross Profit and Margin

Gross profit for the three-month period ended March 31, 2021 decreased $0.2 million to $21.0 million, representing a 61% gross margin, for the period. The decrease in gross profit for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily a result of the impact of COVID-19 on volumes offset by full quarter results of acquired businesses. The gross margin included the impact of inventory step-up associated with the Arthrosurface and Parcus Medical acquisitions, as well as acquisition-related amortization expenses, which together increased cost of revenue by $4.1 million, or 12 points of gross margin, for the three-month period ended March 31, 2021, as compared to increased cost of revenue of $3.0 million, or 9 points of gross margin, for the same period in 2020.

Research and Development

Research and development expenses for the three-month period ended March 31, 2021 were $6.4 million, an increase of $0.3 million as compared to the same period in 2020. This increase was primarily due to full quarter results from Parcus Medical and Arthrosurface.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2021 were $18.2 million, an increase of $3.7 million, as compared to the same period in 2020. This increase for the three-month period ended March 31, 2021 was due to full quarter results from Parcus Medical and Arthrosurface, increased spending to support our commercial capability in the United States, an increase in incentive-based compensation, an increase in share based compensation expense due to the forfeiture of unvested shares during the comparable period, and a non-cash impairment charge related to fixed assets, partially offset by the absence of transaction costs related to acquisition of Parcus and Arthrosurface.

Goodwill Impairment Charge

We assess goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events, during the three-month period ended March 31, 2020, we performed a quantitative assessment of goodwill impairment related to the Parcus and Arthrosurface reporting unit as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $18.1 million was recorded in the three-month period ended March 31, 2020. The decline in fair value was primarily due to decreases in immediate term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures which directly impact the Parcus and Arthrosurface reporting unit. There were no indicators of goodwill impairment and therefore no goodwill impairment charges were recorded during the three-month period ended March 31, 2021.

Contingent Consideration Fair Value Change

In the quarter ended March 31, 2021, we recorded a net benefit of $4.8 million related to the change in fair value of our contingent consideration liabilities incurred as a result of the acquisition of Parcus Medical and Arthrosurface in January and February of 2020, respectively. The liability for contingent consideration is remeasured at each reporting period until the contingency is resolved. The net decrease in fair value of the contingent consideration as of March 31, 2021 is due primarily to the decrease in the likelihood that certain contingent milestones would be achieved and result in payment.

Income Taxes

The benefit from income taxes was $1.6 million for the three-month period ended March 31, 2021, resulting in an effective tax rate of (133.6%). The provision for income taxes was $1.6 million for the three-month period ended March 31, 2020, based on effective tax rates of 21.4%. The net decrease in the effective tax rate for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to the $1.7 million tax benefit on the decrease in the fair value of the contingent consideration, recognized as a discrete benefit in the first quarter of 2021.

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

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent. Some of these limitations are:

●

adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

●

we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

●

we exclude acquisition related expenses, including transaction costs and other related expenses, amortization and depreciation of acquired assets, and the impact of inventory fair-value step up on cost of revenue;

●

we exclude certain impairment charges, including certain product rationalization charges related to non-core legacy assets as a result of managing our financial position in light of our recent acquisitions, the impact of COVID-19 and changing regulatory requirements;

●	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;

●

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

●	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of net income (loss) to adjusted EBITDA for the three-month periods ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$2,838	$5,793
Interest and other income, net	43	(279)
(Benefit from) provision for income taxes	(1,623)	1,580
Depreciation and amortization	1,721	1,673
Share-based compensation	2,259	(207)
Acquisition related expenses	-	4,155
Acquisition related intangible asset amortization	1,787	1,088
Acquisition related inventory step up	2,578	2,083
Goodwill impairment	-	18,144
Change in fair value of contingent consideration	(4,820)	(24,522)
Adjusted EBITDA	$4,783	$9,508

Adjusted EBITDA in the three-month period ended March 31, 2021 decreased $4.7 million as compared with the same period in 2020. The decrease in adjusted EBITDA for the period was primarily due to lower revenues as a result of the impact of the COVID-19 pandemic, an increase in selling and marketing expenses primarily attributable to increased cost to support our direct sales force for the Joint Preservation and Restoration product family, as well as a non-cash impairment charge related to fixed assets.

Adjusted Net Income and Adjusted EPS

We present information below with respect to adjusted net income and adjusted diluted earnings per share, which we refer to as adjusted EPS. We define adjusted net income as our net income excluding acquisition-related expenses, amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, as well as certain impairment charges, including non-cash product rationalization charges associated with certain non-core legacy products, on a tax effected basis. Acquisition related expenses are those that the we would not have incurred except as a direct result of acquisition transactions. Acquisition related expenses consist of investment banking, legal, accounting, and other professional and related expenses. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired tradenames. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net income used in calculating adjusted net income, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income to net income for the three-month periods ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$2,838	$5,793
Acquisition related expenses, tax effected	-	3,172
Acquisition related intangible asset amortization, tax effected	1,396	831
Acquisition related inventory step up, tax effected	2,016	1,590
Goodwill impairment, tax effected	-	15,773
Change in fair value contingent consideration, tax effected	(5,498)	(20,682)
Adjusted net income	$752	$6,477

The following is a reconciliation of adjusted diluted EPS to diluted EPS for the three-month periods ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Diluted earnings per share (EPS)	$0.20	$0.40
Acquisition related expenses per share, tax effected	-	0.22
Acquisition related intangible asset amortization, tax effected	0.10	0.06
Acquisition related inventory step up	0.14	0.11
Goodwill impairment per share, tax effected	-	1.10
Change in fair value contingent consideration per share, tax effected	(0.38)	(1.44)
Adjusted diluted EPS	$0.06	$0.45

Adjusted net income and adjusted diluted EPS in the three-month period ended March 31, 2021 decreased $5.7 million and $0.39, respectively, as compared with the same period in 2020. The decrease for the period was primarily due to lower revenues as a result of the impact of the COVID-19 pandemic, an increase in selling and marketing expenses primarily attributable to increased costs to support our direct sales force for the Joint Preservation and Restoration product family, increase in share based compensation expense due to the forfeiture of unvested shares during the comparable period and a non-cash impairment charge related to fixed assets.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $94.6 million and $98.3 million, and working capital totaled $126.5 million and $140.5 million as of March 31, 2021 and December 31, 2020, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

Cash used in operating activities was $2.4 million for the three-month period ended March 31, 2021, as compared to cash provided by operating activities of $1.0 million for the same period in 2020. The change was primarily attributable to lower sales due to the COVID-19 pandemic, an increase in accounts receivable due to timing of collections, increase in inventories and timing of certain state tax payments, partially off-set by a decrease in cash outflows related to acquisition related expenses for the three-month period ended March 31, 2021.

Cash provided by investing activities was $1.7 million for the three-month period ended March 31, 2021, as compared to cash used in investing activities of $92.5 million for the same period in 2020. The change was primarily due to the consideration paid for the acquisitions of Parcus Medical and Arthrosurface in the three-month period ended March 31, 2020.

Cash used in financing activities was $0.5 million for the three-month period ended March 31, 2021, as compared to cash used in financing activities of $0.1 million for the same period in 2020. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2020 Form 10-K for the year ended December 31, 2020, except for adoption of Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, as described in Note 2 to the consolidated financial statements in this report. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2020 Form 10-K for the fiscal year ended December 31, 2020 and is updated in the Notes to the consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2020 Form 10-K for the year ended December 31, 2020. There were no material changes to our contractual obligations reported in our 2020 Form 10-K during the three months ended March 31, 2021. For additional discussion, see Note 9 to the consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the first three months of 2021 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

During the quarter ended March 31, 2021, we completed the integration of the internal controls of the acquired Parcus Medical and Arthrosurface businesses into our existing operations. There were no other material changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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

On March 10, 2021, we learned that certain lots of cannulas that we source from a supplier and that are packaged with specific presentations of our Hyalobarrier and Hyaloglide products sold in various countries outside the United States could not be guaranteed to be sterile due to the provision of inaccurate sterility records related to those lots by that supplier’s third-party sterilizer. Due to the resulting inability of our supplier to ensure sterility, we are in the process of implementing an appropriate voluntary field action as part of a corrective action plan, managed in conjunction with our distributors, related to the products in the affected jurisdictions. Based on the information available to us, we do not believe that this will materially impact our business, financial condition, or results of operations. We will continue to review the overall situation, and further information that might be uncovered or decisions that may be made by regulatory authorities with jurisdiction over these products could lead to business or operating results that are different than what we currently expect. This matter is illustrative of the risks we face in the highly-regulated life sciences industry and the efforts that are necessary to ensure patient safety and compliance with applicable regulations in the global marketplace.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended March 31, 2021, we withheld 8,972 shares to satisfy grantee tax withholding obligations on restricted stock unit vesting events.

Following is a summary of stock repurchases for the three-month period ended March 31, 2021 (in thousands, except share data):

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Average Price per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1 to 31, 2021	-		$20,000
February 1 to 28, 2021	8,972	$37.11	$20,000
March 1 to 31, 2021	-	$-	$20,000
Total	8,972

(1)

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program and $20.0 million reserved for open market repurchases. Through March 31, 2021, we had made no open market repurchases. On May 7, 2019, we entered into a previously-announced accelerated share repurchase agreement, or the ASR Agreement, to repurchase an aggregate of $30.0 million of common stock. During the second quarter of 2019, 451,694 shares were delivered to us, constituting the initial delivery of shares and representing 60% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. On January 14, 2020, pursuant to the terms of the ASR Agreement, Morgan Stanley accelerated the final settlement date from February 2020, and the final number of shares and the average purchase price was determined. Based on the volume-weighted average price from the effective date of the ASR Agreement through January 14, 2020, less the applicable contractual discount, Morgan Stanley delivered 139,057 additional shares to us on January 17, 2020. In total, 590,751 shares were repurchased under the ASR Agreement at an average repurchase price of approximately $50.78. All shares were repurchased in accordance with the publicly announced program.

(2)	8,972 shares were withheld by us to satisfy grantee tax withholding obligations on restricted stock unit vesting events in February 2021.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1	Form of Notice of Grant of Incentive Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan

†10.2	Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan

†10.3	Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan

†10.4	Form of Notice of Grant of Deferred Stock Awards Units, including Terms and Conditions of Deferred Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 6, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

	i.	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 (unaudited)
	ii.	Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)
	iii.	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)
	iv.	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)
	v.	Notes to Consolidated Financial Statements (unaudited)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+

Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC. (Registrant)

Date: May 6, 2021	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)