Form 10-Q
period 2021-06-30
Anika Therapeutics, Inc.
filed 2021-08-06
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 26, 2021, there were 14,423,028 outstanding shares of Common Stock, par value $0.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$97,181	$95,817
Investments	-	2,501
Accounts receivable, net of reserves of $1,413 and $1,523 at June 30, 2021 and December 31, 2020, respectively	29,426	24,102
Inventories, net	42,857	46,209
Prepaid expenses and other current assets	8,297	8,754
Total current assets	177,761	177,383
Property and equipment, net	49,540	50,613
Right-of-use assets	21,849	22,619
Other long-term assets	18,748	15,420
Intangible assets, net	87,084	91,157
Goodwill	8,149	8,413
Total assets	$363,131	$365,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,101	$8,984
Accrued expenses and other current liabilities	16,396	14,793
Contingent consideration – current portion	16,870	13,090
Total current liabilities	41,367	36,867
Other long-term liabilities	1,710	1,244
Contingent consideration	70	22,320
Deferred tax liability	13,100	11,895
Lease liabilities	20,080	20,879
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,418 and 14,329 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	144	143
Additional paid-in-capital	60,699	55,355
Accumulated other comprehensive loss	(4,852)	(4,542)
Retained earnings	230,813	221,444
Total stockholders’ equity	286,804	272,400
Total liabilities and stockholders’ equity	$363,131	$365,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$38,145	$30,678	$72,437	$66,075
Cost of revenue	17,333	16,936	30,651	31,136
Gross Profit	20,812	13,742	41,786	34,939

Operating expenses:
Research and development	7,293	4,532	13,654	10,582
Selling, general and administrative	17,989	14,550	36,164	28,981
Goodwill impairment	-	-	-	18,144
Change in fair value of contingent consideration	(13,650)	4,196	(18,470)	(20,326)
Total operating expenses	11,632	23,278	31,348	37,381
Income (loss) from operations	9,180	(9,536)	10,438	(2,442)
Interest and other income (expense), net	(50)	(169)	(93)	110
Income (loss) before income taxes	9,130	(9,705)	10,345	(2,332)
Provision for (benefit from) income taxes	2,599	(1,997)	976	(417)
Net income (loss)	$6,531	$(7,708)	$9,369	$(1,915)

Net income (loss) per share:
Basic	$0.45	$(0.54)	$0.65	$(0.13)
Diluted	$0.45	$(0.54)	$0.64	$(0.13)
Weighted average common shares outstanding:
Basic	14,393	14,199	14,368	14,201
Diluted	14,627	14,199	14,583	14,201

Net income (loss)	$6,531	$(7,708)	$9,369	$(1,915)
Foreign currency translation adjustment	199	209	(310)	80
Comprehensive income (loss)	$6,730	$(7,499)	$9,059	$(1,835)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Six Months Ended June 30, 2021
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2021	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	-	-	1	-	-	1
Vesting of restricted stock units	46	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,259	-	-	2,259
Retirement of common stock for minimum tax withholdings	(9)	-	(333)	-	-	(333)
Net income	-	-	-	2,838	-	2,838
Other comprehensive income	-	-	-	-	(509)	(509)
Balance, March 31, 2021	14,366	$144	$57,281	$224,282	$(5,051)	$276,656
Issuance of common stock for equity awards	18	-	640	-	-	640
Vesting of restricted stock units	35	-	-	-	-	-
Stock-based compensation expense	-	-	2,797	-	-	2,797
Retirement of common stock for minimum tax withholdings	(1)	-	(19)	-	-	(19)
Net income	-	-	-	6,531	-	6,531
Other comprehensive income	-	-	-	-	199	199
Balance, June 30, 2021	14,418	$144	$60,699	$230,813	$(4,852)	$286,804

	Six Months Ended June 30, 2020
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2020	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Vesting of restricted stock units	42	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	(207)	-	-	(207)
Retirement of common stock for minimum tax withholdings	(4)	-	(141)	-	-	(141)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net income	-	-	-	5,793	-	5,793
Other comprehensive loss	-	-	-	-	(129)	(129)
Balance, March 31, 2020	14,198	$142	$48,360	$251,219	$(6,027)	$293,694
Issuance of common stock for equity awards	2	-	68	-	-	68
Vesting of restricted stock units	7	-	-	-	-	-
Stock-based compensation expense	-	-	2,240	-	-	2,240
Retirement of common stock for minimum tax withholdings	(3)	-	(59)	-	-	(59)
Net loss	-	-	-	(7,708)	-	(7,708)
Other comprehensive income	-	-	-	-	209	209
Balance, June 30, 2020	14,204	$142	$50,609	$243,511	$(5,818)	$288,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,369	$(1,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,011	6,459
Non-cash operating lease cost	912	725
Goodwill impairment	-	18,144
Change in fair value of contingent consideration	(18,470)	(20,326)
Loss on disposal of fixed assets	831	265
Loss on impairment of intangible asset	-	1,025
Stock-based compensation expense	5,056	2,033
Deferred income taxes	1,196	(907)
Provision (recovery) for doubtful accounts	(26)	(36)
Provision for inventory	2,404	3,259
Amortization of acquisition related inventory step-up	4,786	4,123
Changes in operating assets and liabilities:
Accounts receivable	(5,347)	6,208
Inventories	(6,796)	(5,410)
Prepaid expenses, other current and long-term assets	1,608	(373)
Accounts payable	(642)	(2,462)
Operating lease liabilities	(849)	(675)
Accrued expenses, other current and long-term liabilities	2,307	(5,135)
Income taxes	(1,487)	(389)
Net cash provided by operating activities	1,863	4,613

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(352)	(93,859)
Proceeds from maturities of investments	2,501	20,000
Purchases of investments	-	(20,035)
Purchases of property and equipment	(2,732)	(908)
Net cash used in investing activities	(583)	(94,802)

Cash flows from financing activities:
Payments made on finance leases	(147)	-
Repayments of long term debt	-	(351)
Proceeds from long term debt	-	50,000
Cash paid for tax withheld on vested restricted stock awards	(353)	(200)
Proceeds from exercises of equity awards	643	68
Net cash provided by financing activities	143	49,517

Exchange rate impact on cash and cash equivalents	(59)	(45)

Increase (decrease) in cash and cash equivalents	1,364	(40,717)
Cash and cash equivalents at beginning of period	95,817	157,463
Cash and cash equivalents at end of period	$97,181	$116,746
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$263	$61
Right of use assets	$220	$-
Consideration for acquisitions included in accounts payable and accrued expenses	$-	$1,209
Acquisition related contingent consideration	$-	$69,076
Non-cash Financing Activities:
Operating lease liabilities	$220	$-

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on sports medicine and soft tissue repair, and Arthrosurface, Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company’s product portfolio, developed over its nearly 30 years of expertise in hyaluronic acid technology, into joint preservation and restoration, added high-growth revenue streams, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three- and six-month periods ended June 30, 2021 are not indicative of the results to be expected for the year ending December 31, 2021.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of June 30, 2021. Based on the criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Adoptions

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The acquisition of Parcus Medical has been accounted for as a business combination under ASC 805. Under ASC 805, Business Combinations, the assets acquired and liabilities assumed in a business combination must be recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Parcus Medical from the January 24, 2020 acquisition date.

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

Contingent consideration represents additional payments that the Company may be required to make in the future, which could total up to $60.0 million depending on the level of net sales of Parcus Medical products generated in 2020 through 2022. The fair value of contingent consideration related to net sales as of January 24, 2020 was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. There was deferred consideration related to certain purchase price holdbacks, which was resolved within one year of the acquisition date in accordance with the Parcus Merger Agreement and was recorded in accounts payable as of December 31, 2020. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of June 30, 2021 and December 31, 2020.

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

Arthrosurface, Inc.

On February 3, 2020, the Company completed the acquisition of Arthrosurface, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Arthrosurface Merger Agreement”), by and among the Company, Arthrosurface, the Stockholder Representative, and Button Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company. At the closing date, Arthrosurface became a wholly-owned subsidiary of the Company. Arthrosurface is a joint preservation technology company specializing in less invasive, bone-preserving partial and total joint replacement solutions.

The acquisition of Arthrosurface has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date. The Company’s consolidated financial statements include results of operations for Arthrosurface from the February 3, 2020 acquisition date.

Consideration Transferred

Pursuant to the Arthrosurface Merger Agreement, the Company acquired all outstanding equity of Arthrosurface for estimated total purchase consideration of $90.3 million, as of February 3, 2020, which consisted of:

Cash consideration	$61,909
Estimated fair value of contingent consideration	28,376
Estimated total purchase consideration	$90,285

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products in 2020 through 2021. The fair value of contingent consideration related to regulatory milestones as of February 3, 2020 was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales achievement as of February 3, 2020 was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. In October 2020 and July 2021, based upon the achievement of two distinct regulatory milestones, the Company paid $5.0 million and $10.0 million, respectively. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of June 30, 2021 and December 31, 2020.

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

The unaudited pro forma information for the three- and six-month periods ended June 30, 2021 and 2020 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika, Parcus Medical and Arthrosurface as if the acquisitions had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the aforementioned acquired identifiable intangible assets, (ii) an adjustment to cost of revenue based on the preliminary inventory step-up and the anticipated inventory turnover, (iii) a net decrease in interest expense as a result of eliminating interest expense and interest income related to borrowings that were settled in accordance with the respective Parcus Medical Merger Agreement and Arthrosurface Merger Agreement, (iv) an adjustment to record the acquisition-related transaction costs in the period required, and (v) the tax effect of the pro forma adjustments using the anticipated effective tax rate. The effective tax rate of the combined company could be materially different from the effective rate presented in this unaudited pro forma combined financial information. As a result of the transaction, the combined company may be subject to annual limitations on its ability to utilize pre-acquisition net operating loss carryforwards to offset future taxable income. The amount of the annual limitation is determined based on the value of Anika immediately prior to the acquisition. As further information becomes available, any such adjustment described above could be material to the amounts presented in the unaudited pro forma combined financial statements. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

The following table presents unaudited supplemental pro forma information:

	Six Months ended June 30,
	2021	2020
Total revenue	$72,437	$70,028
Net income (loss)	9,369	(917)

4.	Fair Value Measurements

The Company held investments in U.S. treasury bills of $2.5 million as available-for-sale securities at December 31, 2020. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant at December 31, 2020. There were no available-for-sale securities as of June 30, 2021.

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

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
	June 30, 2021	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,038	$67,038	$-	$-	$67,038

Other current and long-term liabilities:
Contingent Consideration - Short Term	$16,870	$-	$-	$16,870	$-
Contingent Consideration - Long Term	70	-	-	70	-
Total other current and long-term liabilities	$16,940	$-	$-	$16,940	$-

		Active Markets	Significant Other	Significant
	December 31, 2020	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$74,522	$74,522	$-	$-	$74,522

Investments:
U.S. Treasury Bills	$2,501	$2,501	$-	$-	$2,524

Other current and long-term liabilities:
Contingent Consideration - Short Term	$13,090	$-	$-	$13,090	$-
Contingent Consideration - Long Term	22,320	-	-	22,320	-
Total other current and long-term liabilities	$35,410	$-	$-	$35,410	$-

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance, beginning	$30,590	$35,410
Additions	-	-
Payments	-	-
Change in fair value	(13,650)	(18,470)
Balance, ending	$16,940	$16,940

Under the Parcus Medical Merger Agreement and Arthrosurface Merger Agreement, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical has net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has both regulatory and net sales earn-out milestones annually in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the net sales estimates, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used for the net sales milestones ranged from 2.2% - 2.3%, and for the regulatory earn-out milestones the discount rate was 2.7%. The weighted average cost of capital for Arthrosurface and Parcus increased from 11.4% as of December 31, 2020 to 11.8% as of June 30, 2021. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. As of December 31, 2020, the probability of successful achievement of the regulatory earn-out milestones was determined to be in a range of 60%-75%. As of June 30, 2021, the probability of successful achievement of one of the regulatory earn-out milestones was determined to be 100% as the Company achieved a regulatory milestone prior to June 30, 2021. The probability of successful achievement of the remaining regulatory milestone was determined to be 0% as of June 30, 2021.

The overall fair value of the contingent consideration decreased by $13.7 million and $18.5 million during the three- and six-month periods ended June 30, 2021, respectively, to $16.9 million, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved and result in payment. The fair value of remaining contingent consideration is assessed on a quarterly basis.

In October 2020, the Company made a regulatory-based milestone payment of $5.0 million pursuant to the terms of the Arthrosurface Merger Agreement as a result of regulatory clearance for the WristMotion Total Arthroplasty System. In June 2021, the Company received regulatory clearance for a reverse shoulder implant system, which triggered a $10.0 million regulatory milestone payment per the terms of the Arthrosurface Merger Agreement. This amount is included as contingent consideration in current liabilities in the Company’s consolidated balance sheet as of June 30, 2021 and was paid in July 2021.

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$14,892	$14,852
Work-in-process	11,818	12,811
Finished goods	33,876	33,347
Total	$60,586	$61,010

Inventories	$42,857	$46,209
Other long-term assets	17,729	14,801

The Company recorded an inventory reserve of $2.5 million during the three-month period ended June 30, 2021, of which $0.4 million was associated with the acquisition related inventory step-up, as a result of the Company's product rationalization efforts.

6.	Intangible Assets

Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

		Six Months Ended June 30, 2021			December 31, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,506)	$(14,975)	$73,099	$75,899	15
IPR&D	3,256	(926)	-	2,330	2,587	Indefinite
Customer relationships	9,000	-	(1,277)	7,723	8,173	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(180)	(607)	213	259	16
Tradenames	5,200	-	(1,481)	3,719	4,239	5
Total	$112,736	$(3,027)	$(22,625)	$87,084	$91,157	13

The aggregate amortization expense related to intangible assets was $2.0 million and $2.2 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $3.9 million and $3.5 million for the six-month periods ended June 30, 2021 and 2020, respectively.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the six months ended June 30, 2021 were as follows:

Six Months Ended June 30, 2021
Balance, beginning January 1, 2021	$8,413
Effect of foreign currency adjustments	(264)
Balance, ending June 30, 2021	$8,149

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2021	December 31, 2020

Compensation and related expenses	$7,754	$7,345
Professional fees	2,542	3,438
Operating lease liability - current	1,524	1,437
Clinical trial costs	2,604	1,429
Other	1,972	1,144
Total	$16,396	$14,793

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2021 and December 31, 2020 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

10.	Revenue

Revenue by product family was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Joint Pain Management	$24,321	$22,247	$43,637	$47,730
Joint Preservation and Restoration	11,884	6,622	24,103	14,518
Other	1,940	1,809	4,697	3,827
	$38,145	$30,678	$72,437	$66,075

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine (“Mitek”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 46% and 54% for the three months ended June 30, 2021 and 2020, respectively, and 44% and 54% for the six months ended June 30, 2021 and 2020, respectively

We receive payments from our customers based on billing schedules established in each contract. Up-front payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Deferred revenue was $0.9 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.

Total revenue by geographic location was as follows:

	Three Months Ended June 30,
	2021		2020
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$30,069	79%	$25,133	82%
Europe	5,089	13%	2,910	9%
Other	2,987	8%	2,635	9%
Total	$38,145	100%	$30,678	100%

	Six Months Ended June 30,
	2021		2020
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$55,074	76%	$51,438	78%
Europe	10,570	15%	8,186	12%
Other	6,793	9%	6,451	10%
Total	$72,437	100%	$66,075	100%

11.	Stock-Based Compensation

On June 16, 2021, the Company’s stockholders approved an amendment to the 2017 Plan. The amendment increased the number of shares of common stock reserved under the 2017 Plan by 1.1 million shares from 3.5 million shares to 4.6 million shares.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$214	$216	$343	$362
Research and development	402	156	643	352
Selling, general and administrative	2,181	1,868	4,070	1,319
Total stock-based compensation expense	$2,797	$2,240	$5,056	$2,033

12.	Income Taxes

The Company recorded an income tax provision of $2.6 million and $1.0 million for the three- and six-month periods ended June 30, 2021, resulting in effective tax rates of 28.5% and 9.4%, respectively. The benefit from income taxes was $2.0 million and $0.4 million for the three- and six-month periods ended June 30, 2020, based on effective tax rates of 20.6% and 17.9%, respectively. The net increase in the effective tax rate for the three-month period ended June 30, 2021, as compared to the same period in 2020, was primarily due to $0.7 million recorded as tax expense for the change in the fair value of the contingent consideration, recognized as a discrete charge in the second quarter of 2021. The year to date net tax benefit on the change in the fair value of the contingent consideration, in the amount of $1.1 million, resulted in a net decrease in the effective tax rate for the six-month period ended June 30, 2021, as compared to the same period in 2020.

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

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding share-based awards using the treasury stock method.

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares used in the calculation of basic EPS	14,393	14,199	14,368	14,201
Effect of dilutive securities:
Share based awards	234	-	215	-
Diluted shares used in the calculation of EPS	14,627	14,199	14,583	14,201

Stock options of 1.0 million shares were outstanding for each of the three-month periods ended June 30, 2021 and 2020 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Stock options of 1.1 million and 0.9 million shares were outstanding for the six-month periods ended June 30, 2021 and 2020 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K and in Part II, Item 1A “Risk Factors” of this report for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

In early 2020, we expanded our overall technology platform and significantly enhanced our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine implant and instrumentation solutions provider focused on sports medicine and soft tissue repair, and Arthrosurface, Inc., or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. Through these acquisitions, we have transformed our company. We expanded our addressable market from the over $1 billion global OA pain management market to the over $8 billion joint preservation market (which includes the faster growing sports medicine and extremities segments), improved our commercial capabilities, and expanded our product pipeline and research and development expertise in our target markets.

As we look towards the future, our business is positioned to capture value within our target market of joint preservation. We believe our success will be driven by our:

●

Decades of experience in HA-based regenerative solutions and early intervention orthopedics combined under new seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and soft tissue solutions;

●	Leveraging global commercial expertise to drive growth across the portfolio;

●	Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and tuck-in acquisitions, leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a global pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. There has been significant volatility in our results on a quarterly basis due to the worldwide cancellation or delay of elective procedures, as well as the impact on timelines associated with certain clinical studies. While elective procedure volume had a limited recovery after the initial pandemic impacts seen in the early parts of second quarter of 2020 due to the easing of COVID-19 related restrictions in certain jurisdictions, areas of the United States and other countries have recently seen, and continue to see, fluctuating infection rates increasing as the result of emerging variants of COVID-19. These fluctuations make future results difficult to predict despite recent advances in the vaccination rates of certain parts of the population. In this time of uncertainty as a result of the COVID-19 pandemic, we have taken many precautions to provide a safe work environment for our employees and customers, including the establishment and implementation of a work from home policy, where possible. While increasing vaccination rates and the loosening of restrictions, especially in the United States, have resulted in a return to a more normalized business environment, the pandemic continues to have an impact on our business in certain jurisdictions and a resurgence of COVID-19 as a result of emerging variants or other factors, as is currently occurring in certain jurisdictions, could result in additional government lockdowns, quarantine requirements, or other restrictions that could impact our business and operations. We may also have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. To date, we do not anticipate disruption to our ability to supply products to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellation or delay of elective procedures, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions in certain jurisdictions. The impact of these restrictions on our operations, if implemented, is currently unknown, but could be significant.

Products

Joint Pain Management

Our Joint Pain Management product family consists of:

●

Monovisc and Orthovisc, our single- and multi-injection, HA-based viscosupplement offerings indicated to provide pain relief from OA conditions. Our Joint Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, or Mitek, and have been the market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Internationally, we market our Joint Pain Management products through a worldwide network of commercial distributors.

●

Cingal, our novel, third-generation, single-injection OA product consisting of our proprietary cross-linked HA material combined with a steroid, is designed to provide both short- and long-term pain relief. Cingal is CE Mark approved and has been sold outside the United States in over 35 countries through our network of distributors for several years. In the United States, Cingal is a pipeline product under clinical development and is not available for commercial sale.

●

Hyvisc, our high molecular weight injectable HA veterinary product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA. Hyvisc is distributed by Boehringer Ingelheim Vetmedica, Inc., in the United States.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of:

●

Bone Preserving Joint Technologies. Our portfolio of more than 150 bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, is designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease. These products span multiple joints including the shoulder, foot/ankle, wrist, knee and hip and are generally intended to mimic a patient’s natural anatomy to the extent feasible. These products are often used to treat patients with OA progression beyond where our Joint Pain Management products can allow the patients to retain an active lifestyle, when early surgical intervention becomes preferable. We commercialize these products in the United States by directly selling to hospitals and surgery centers and utilize our distributor network for sales in certain international markets.

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

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions based on our proprietary technologies based on HA and Hyaff, which is a solid form of HA. These products include Tactoset, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures that we commercialize only in the United States, and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Hyalofast is CE Mark approved and currently available in Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under clinical development and is not available for commercial sale.

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

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$38,145	$30,678	$7,467	24%	$72,437	$66,075	$6,362	10%
Cost of revenue	17,333	16,936	397	2%	30,651	31,136	(485)	(2)%
Gross profit	20,812	13,742	7,070	51%	41,786	34,939	6,847	20%
Gross margin	55%	45%			58%	53%
Operating expenses:
Research and development	7,293	4,532	2,761	61%	13,654	10,582	3,072	29%
Selling, general and administrative	17,989	14,550	3,439	24%	36,164	28,981	7,183	25%
Goodwill impairment	-	-	-	-	-	18,144	(18,144)	(100%)
Change in fair value of contingent consideration	(13,650)	4,196	(17,846)	(425%)	(18,470)	(20,326)	1,856	(9%)
Total operating expenses	11,632	23,278	(11,646)	(50%)	31,348	37,381	(6,033)	(16%)
Income (loss) from operations	9,180	(9,536)	18,716	196%	10,438	(2,442)	12,880	527%
Interest and other income (expense), net	(50)	(169)	119	(70%)	(93)	110	(203)	(185%)
Income (loss) before income taxes	9,130	(9,705)	18,835	194%	10,345	(2,332)	12,677	544%
Provision for (benefit from) income taxes	2,599	(1,997)	4,596	230%	976	(417)	1,393	334%
Net income (loss)	$6,531	$(7,708)	$14,239	185%	$9,369	$(1,915)	$11,284	589%

Revenue

Revenue for the three-month period ended June 30, 2021 was $38.2 million, an increase of $7.5 million as compared to $30.7 million for the three-month period ended June 30, 2020. Revenue for the six-month period ended June 30, 2021 was $72.4 million, an increase of $6.4 million as compared to $66.1 million for the six-month period ended June 30, 2020. For the three- and six-month periods ended June 30, 2021, the increases in revenue were primarily driven by recovery from the initial impact of COVID on prior year sales volumes. The increase for the six-month period ended June 30, 2021, was also in part due to inclusion of full first quarter results of Parcus Medical and Arthrosurface, which we acquired on January 24, 2020 and February 3, 2020, respectively.

The following tables present product revenue by product family:

	Three Months Ended June 30,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Joint Pain Management	$24,321	$22,247	$2,074	9%
Joint Preservation and Restoration	11,884	6,622	5,262	79%
Other	1,940	1,809	131	7%
	$38,145	$30,678	$7,467	24%

	Six Months Ended June 30,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Joint Pain Management	$43,637	$47,730	$(4,093)	(9% )
Joint Preservation and Restoration	24,103	14,518	9,585	66%
Other	4,697	3,827	870	23%
	$72,437	$66,075	$6,362	10%

Revenue from our Joint Pain Management product family increased 9% for the three-month period ended June 30, 2021 as compared to the same period in 2020 due primarily to recovery from the initial impact of the COVID-19 pandemic on sales volumes. For the six-month period ended June 30, 2021, revenue decreased 9% as compared to the same period in 2020 primarily due to the overall unfavorable impact of the COVID-19 pandemic in the same period of 2020.

Revenue from our Joint Preservation and Restoration product family increased 79% and 66% for the three- and six-month periods ended June 30, 2021, respectively, as compared to the same periods in 2020 primarily due to organic growth as the impact of the COVID-19 pandemic on elective procedures begins to lift in various worldwide jurisdictions, especially in the United States, and for the six-month period, due also to the inclusion of full quarter results from Parcus Medical and Arthrosurface in the first quarter.

Revenue from our Other product family increased 7% for the three-month period ended June 30, 2021, as compared to the same period in 2020 primarily due to timing of distributor sales. For the six-month period ended June 30, 2021 revenue increased 23% as compared to the same period in 2020 primarily due to the sell through of legacy wound care products.

Gross Profit and Margin

Gross profit for the three- and six-month periods ended June 30, 2021 increased $7.1 million and $6.9 million to $20.8 million and $41.8 million, respectively, representing 55% and 58% of revenue. Gross profit for the three- and six-month periods ended June 30, 2020 was $13.7 million and $34.9 million, respectively, or 45% and 53% of revenue for the periods, respectively. These increases in gross profit for the three- and six-month periods ended June 30, 2021, primarily resulted from increased revenue, partially offset by product rationalization charges in the second quarter of 2021. We recorded an inventory reserve of $2.5 million during the three-month period ended June 30, 2021, of which $0.4 million was associated with the acquisition related inventory step-up, as a result of our product rationalization efforts. Gross margins include the impact of inventory step-up associated with the Arthrosurface and Parcus Medical acquisitions, as well as acquisition-related amortization expenses. These expenses together increased cost of revenue by $3.8 million, or 10 points of gross margin and $8.0 million, or 11 points of gross margin, for the three- and six-month periods ended June 30, 2021, respectively, as compared to increased cost of revenue of $3.8 million, or 13 points of gross margin, and $6.8 million, or 10 points of gross margin, respectively, for the same periods in 2020.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2021 were $7.3 million and $13.7 million, representing an increase of $2.8 million and $3.1 million, respectively, as compared to the same periods in 2020. The increase in research and development expense for the three- and six-month periods ended June 30, 2021 was primarily due to product development activities associated with the development of new product candidates in our research and development pipeline, preparation activities for the CINGAL Pilot study and certain European post-market clinical studies. Research and development activities were curtailed in the three- and six-months ended June 30, 2020 due to cost optimization in the light of the early stages of the COVID-19 pandemic.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses for the three- and six-month periods ended June 30, 2021 were $18.0 and $36.2 million, an increase of $3.4 million and $7.2 million, respectively, as compared to the same periods in 2020. The increase in SG&A expenses for the three-month period ended June 30, 2021 was primarily related to increased spending to support our commercial capability through the expansion of our commercial team in the United States, partially offset by the absence of transaction costs incurred in 2020 related to the acquisitions of Parcus Medical and Arthrosurface.

The increase in SG&A expenses for the six-month period ended June 30, 2021 was primarily related to full period expenses from Parcus Medical and Arthrosurface, increased spending to support our commercial capability in the United States and a non-cash impairment charge related to fixed assets, partially offset by the absence of transaction costs incurred in 2020 related to acquisitions of Parcus and Arthrosurface. Certain activities were curtailed in the three- and six-months ended June 30, 2020 due to cost optimization in light of the early stages of the COVID-19 pandemic.

Goodwill Impairment Charge

We assess goodwill for impairment annually, as of end of November, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. and other country government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events, during the three-month period ended March 31, 2020, we performed a quantitative assessment of goodwill impairment related to the Parcus and Arthrosurface reporting unit as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $18.1 million was recorded in the three-month period ended June 30, 2020. The decline in fair value was primarily due to a decrease in immediate term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures, which directly impacted the Parcus and Arthrosurface reporting units. There were no goodwill impairment charges during the three- and six-month period ended June 30, 2021.

Contingent Consideration Fair Value Change

We recorded a $13.7 million and $18.5 million net benefit related to changes in the fair value of contingent consideration for the three- and six-month periods ended June 30, 2021, respectively. We recorded a $4.2 million net expense and $20.3 million net benefit related to changes in the fair value of contingent consideration for the three- and six-month periods ended June 30, 2020, respectively. The increase in net benefit in the three-month period ended June 30, 2021 compared to the same period in 2020 is due primarily to the decrease in the likelihood that certain contingent milestones would be achieved and result in payment. The decrease in net benefit in the six-month period ended June 30, 2021 compared to the same period in 2020, is due primarily to the achievement of a regulatory milestone in June 2021, which partially offset the decrease in the likelihood that certain other contingent milestones would be achieved and result in payment.

Income Taxes

The provision for income taxes was $2.6 million and $1.0 million for the three- and six-month periods ended June 30, 2021, based on effective tax rates of 28.5% and 9.4%, respectively. The benefit from income taxes was $2.0 million and $0.4 million for the three- and six-month periods ended June 30, 2020, based on effective tax rates of 20.6% and 17.9%, respectively. The net increase in the effective tax rate for the three-month period ended June 30, 2021, as compared to the same period in 2020, was primarily due to the $0.7 million tax expense on the change in the fair value of the contingent consideration, recognized as a discrete charge in the second quarter of 2021. The net tax benefit for the six-month period ended June 30, 2021 on the decrease in the fair value of the contingent consideration, in the amount of $1.1 million, resulted in a net decrease in the effective tax rate for the six-month period ended June 30, 2021, as compared to the same period in 2020.

Non-GAAP Financial Measures

We present certain information with respect to adjusted gross profit and adjusted gross margin, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted net income, adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted gross profit and adjusted gross margin, adjusted EBITDA, adjusted net income, adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted Gross Profit and Adjusted Gross Margin

We define adjusted gross profit as our gross profit excluding amortization of certain acquired assets, the impact of inventory fair-value step up associated with our recent acquisitions and product rationalization charges. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include fair value of certain identified assets acquired in acquisitions, including developed technology and acquired tradenames. We define adjusted gross margin as adjusted gross profit divided by total revenue.

The following is a reconciliation of adjusted gross profit to gross profit for the three- and six-month periods ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit	$20,812	$13,742	$41,786	$34,939
Product rationalization charges	2,063	1,920	2,063	1,920
Acquisition related intangible asset amortization	1,562	1,758	3,124	2,721
Acquisition related inventory step up	2,208	2,032	4,786	4,123
Adjusted gross profit	$26,645	$19,452	$51,759	$43,703

Adjusted gross margin	70%	64%	71%	66%

Adjusted gross profit for the three- and six-month periods ended June 30, 2021 increased $7.2 million and $8.1 million to $26.7 million and $51.8 million, respectively, representing 70% and 71% of revenue. Adjusted gross profit for the three- and six-month periods ended June 30, 2020 was $19.5 million and $43.7 million, respectively, or 64% and 66% of revenue for the periods, respectively. This increase in gross profit for the three- and six-month periods ended June 30, 2021, primarily resulted from higher revenue due to the inclusion of full period results from Parcus Medical and Arthrosurface in 2021 as we acquired these businesses in early 2020 and organic growth in existing legacy business as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States.

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

Adjusted EBITDA is not prepared in accordance with US GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with US GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest US GAAP equivalent. Some of these limitations are:

●

adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

●

we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our employee compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses likely would be higher, which would affect our cash position;

●

we exclude acquisition related expenses, including transaction costs and other related expenses, amortization and depreciation of acquired assets in recent acquisitions, and the impact of inventory fair-value step up on cost of revenue;

●

we exclude certain impairment charges, including certain product rationalization charges as a result of managing our financial position in light of our recent acquisitions, the impact of COVID-19 and changing regulatory requirements;

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

The following is a reconciliation of net income (loss) to adjusted EBITDA for the three- and six-month periods ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$6,531	$(7,708)	$9,369	$(1,915)
Interest and other (income) expense, net	50	169	93	(110)
Provision for (benefit) from income taxes	2,599	(1,997)	976	(417)
Depreciation and amortization	1,716	1,739	3,437	3,412
Stock-based compensation	2,797	2,240	5,056	2,033
Product rationalization charges	2,063	2,892	2,063	2,892
Acquisition related expenses	-	-	-	4,184
Acquisition related intangible asset amortization	1,787	1,996	3,574	3,047
Acquisition related inventory step up	2,208	2,032	4,786	4,123
Goodwill impairment	-	-	-	18,144
Change in fair value of contingent consideration	(13,650)	4,196	(18,470)	(20,326)
Adjusted EBITDA	$6,101	$5,559	$10,884	$15,067

Adjusted EBITDA for the three-month period ended June 30, 2021, increased $0.5 million as compared with the same periods in 2020. The increase in adjusted EBITDA for the period was primarily due to higher revenues as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States, partially offset by an increase in operating expenses primarily attributable to the expansion of our commercial capability in the United States and increase in clinical trial activity.

Adjusted EBITDA for the six-month period ended June 30, 2021, decreased $4.2 million as compared with the same period in 2020. The decrease in adjusted EBITDA for the period was primarily due to an increase in operating expenses primarily attributable to expansion of our commercial capability in the United States, increase in clinical trial activity, as well as a non-cash impairment charge related to fixed assets, partially offset by increase in revenue.

Adjusted Net Income and Adjusted EPS

We present information below with respect to adjusted net income and adjusted EPS. We define adjusted net income as our net income excluding acquisition-related expenses, amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, as well as certain impairment charges, including product rationalization charges, on a tax effected basis. Acquisition related expenses are those that we would not have incurred except as a direct result of acquisition transactions. Acquisition related expenses consist of investment banking, legal, accounting, and other professional and related expenses. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired tradenames. We define adjusted EPS as US GAAP diluted earnings (loss) per share excluding the above adjustments to net income used in calculating adjusted net income, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income to net income for the three- and six-month periods ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$6,531	$(7,708)	$9,369	$(1,915)
Product rationalization charges, tax effected	1,590	2,377	1,590	2,377
Acquisition related expenses, tax effected	-	-	-	3,198
Acquisition related intangible asset amortization, tax effected	1,356	1,529	2,754	2,329
Acquisition related inventory step up, tax effected	1,675	1,556	3,688	3,151
Goodwill impairment, tax effected	-	-	-	15,773
Change in fair value of contingent consideration, tax effected	(9,789)	3,474	(15,287)	(17,208)
Adjusted net income	$1,363	$1,228	$2,114	$7,705

The following is a reconciliation of adjusted EPS to diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted earnings (loss) per share	$0.45	$(0.54)	$0.64	$(0.13)
Product rationalization charges, tax effected	0.11	0.17	0.11	0.17
Acquisition related expenses per share, tax effected	-	-	-	0.23
Acquisition related intangible asset amortization, tax effected	0.09	0.11	0.19	0.16
Acquisition related inventory step up, tax effected	0.11	0.11	0.25	0.22
Goodwill impairment, tax effected	-	-	-	1.10
Change in fair of value contingent consideration, tax effected	(0.67)	0.24	(1.05)	(1.19)
Adjusted EPS	$0.09	$0.09	$0.14	$0.56

Adjusted net income in the three- month period ended June 30, 2021, increased $0.1 million as compared with the same period in 2020. The increase in adjusted net income for the period was primarily due to higher revenues as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States partially offset by an increase in selling and marketing expenses primarily attributable to increased cost to support our commercial capability in the United States, an increase in research and development expenses and an increase in tax expenses.

Adjusted net income in the six-month period ended June 30, 2021, decreased $5.6 million as compared with the same period in 2020. The decrease in adjusted net income for the period was primarily due to an increase in selling and marketing expenses primarily attributable to increased cost to support our commercial capability in the United States, an increase in research and development expenses, an increase in share-based compensation expense due to the forfeiture of unvested shares during the comparable period, a non-cash impairment charge related to fixed assets and an increase in tax expenses.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, cash equivalents, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $97.2 million and $98.3 million, and working capital totaled $136.4 million and $140.5 million as of June 30, 2021 and December 31, 2020, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

Cash provided by operating activities was $1.9 million for the six-month period ended June 30, 2021, as compared to cash provided by operating activities of $4.6 million for the same period in 2020. The change was primarily attributable to timing of collections, increase in inventories and timing of certain state tax payments, partially off-set by a decrease in cash outflows related to acquisition related expenses for the six-month period ended June 30, 2021.

Cash used in investing activities was $0.6 million for the six-month period ended June 30, 2021, as compared to cash used in investing activities of $94.8 million for the same period in 2020. The change was primarily due to the consideration paid for the acquisitions of Parcus Medical and Arthrosurface in the six-month period ended June 30, 2020.

Cash provided by financing activities was $0.1 million for the six-month period ended June 30, 2021, as compared to cash provided by financing activities of $49.5 million for the same period in 2020. The change was primarily due to a drawdown of $50.0 million from our existing credit facility in the six-month period ended June 30, 2020.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2020 Form 10-K for the year ended December 31, 2020. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates, if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2020 Form 10-K and is updated in the Notes to the consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2020 Form 10-K. There were no material changes to our contractual obligations reported in our 2020 Form 10-K during the six months ended June 30, 2021. For additional discussion, see Note 9 to the consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K. There have been no material changes in the first six months of 2021 to our market risks or to our management of such risks.

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

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow, as described in Note 9 to the consolidated financial statements in this report. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our 2020 Form 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K and updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our 2020 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the approval of the Compensation Committee of our Board of Directors, employee grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended June 30, 2021, we withheld 1,093 shares to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events.

Following is a summary of stock repurchases for the three-month period ended June 30, 2021 (in thousands, except share data):

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1 to 30, 2021	-	$-	$20,000
May 1 to 31, 2021	637	$43.72	$20,000
June 1 to 30, 2021	456	$43.50	$20,000
Total	1,093

(1)	1,093 shares were withheld by us to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events in May 2021.
(2)

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases. No open market repurchases were made during the three-month period ended June 30, 2020.

ITEM 6.	EXHIBITS

Exhibit No.

†10.1	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 16, 2021) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 22, 2021)

†10.2	Anika Therapeutics, Inc. 2021 Employee Stock Purchase Plan (adopted June 16, 2021) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 22, 2021)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 5, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

	i.	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (unaudited)
	ii.	Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2021 and June 30, 2020 (unaudited)
	iii.	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2021 and June 30, 2020 (unaudited)
	iv.	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020 (unaudited)
	v.	Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)