Form 10-Q
period 2021-09-30
Anika Therapeutics, Inc.
filed 2021-11-05
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	ANIK	The Nasdaq Stock Market LLC

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 25, 2021, there were 14,436,773 outstanding shares of Common Stock, par value $0.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$90,976	$95,817
Investments		2,501
Accounts receivable, net of reserves of $1,358 and $1,523 at September 30, 2021 and December 31, 2020, respectively	32,352	24,102
Inventories, net	35,019	46,209
Prepaid expenses and other current assets	7,433	8,754
Total current assets	165,780	177,383
Property and equipment, net	49,111	50,613
Right-of-use assets	21,397	22,619
Other long-term assets	23,671	15,420
Intangible assets, net	85,021	91,157
Goodwill	7,950	8,413
Total assets	$352,930	$365,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,942	$8,984
Accrued expenses and other current liabilities	17,339	14,793
Contingent consideration – current portion	3,490	13,090
Total current liabilities	28,771	36,867
Other long-term liabilities	1,489	1,244
Contingent consideration	-	22,320
Deferred tax liability	12,972	11,895
Lease liabilities	19,638	20,879
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,436 and 14,329 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	144	143
Additional paid-in-capital	63,864	55,355
Accumulated other comprehensive loss	(5,319)	(4,542)
Retained earnings	231,371	221,444
Total stockholders’ equity	290,060	272,400
Total liabilities and stockholders’ equity	$352,930	$365,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$39,536	$31,694	$111,973	$97,769
Cost of revenue	16,513	14,351	47,164	45,487
Gross Profit	23,023	17,343	64,809	52,282

Operating expenses:
Research and development	7,673	5,217	21,327	15,799
Selling, general and administrative	17,500	15,903	53,664	44,884
Goodwill impairment	-	-	-	18,144
Change in fair value of contingent consideration	(3,450)	4,150	(21,920)	(16,176)
Total operating expenses	21,723	25,270	53,071	62,651
Income (loss) from operations	1,300	(7,927)	11,738	(10,369)
Interest and other expense, net	(48)	(228)	(141)	(118)
Income (loss) before income taxes	1,252	(8,155)	11,597	(10,487)
Provision for (benefit from) income taxes	694	(1,744)	1,670	(2,161)
Net income (loss)	$558	$(6,411)	$9,927	$(8,326)

Net income (loss) per share:
Basic	$0.04	$(0.45)	$0.69	$(0.59)
Diluted	$0.04	$(0.45)	$0.68	$(0.59)
Weighted average common shares outstanding:
Basic	14,429	14,205	14,389	14,202
Diluted	14,647	14,205	14,588	14,202

Net income (loss)	$558	$(6,411)	$9,927	$(8,326)
Foreign currency translation adjustment	(467)	522	(777)	602
Comprehensive income (loss)	$91	$(5,889)	$9,150	$(7,724)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2021
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2021	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	-	-	1	-	-	1
Vesting of restricted stock units	46	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,259	-	-	2,259
Retirement of common stock for minimum tax withholdings	(9)	-	(333)	-	-	(333)
Net income	-	-	-	2,838	-	2,838
Other comprehensive income	-	-	-	-	(509)	(509)
Balance, March 31, 2021	14,366	$144	$57,281	$224,282	$(5,051)	$276,656
Issuance of common stock for equity awards	18	-	640	-	-	640
Vesting of restricted stock units	35	-	-	-	-	-
Stock-based compensation expense	-	-	2,797	-	-	2,797
Retirement of common stock for minimum tax withholdings	(1)	-	(19)	-	-	(19)
Net income	-	-	-	6,531	-	6,531
Other comprehensive income	-	-	-	-	199	199
Balance, June 30, 2021	14,418	144	60,699	230,813	(4,852)	286,804
Issuance of common stock for equity awards	10	-	373	-	-	373
Vesting of restricted stock units	9	-	-	-	-	-
Stock-based compensation expense	-	-	2,863	-	-	2,863
Retirement of common stock for minimum tax withholdings	(1)	-	(71)	-	-	(71)
Net income	-	-	-	558	-	558
Other comprehensive income	-	-	-	-	(467)	(467)
Balance, September 30, 2021	14,436	144	63,864	231,371	(5,319)	290,060

	Nine Months Ended September 30, 2020
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2020	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Vesting of restricted stock units	42	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	(207)	-	-	(207)
Retirement of common stock for minimum tax withholdings	(4)	-	(141)	-	-	(141)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net income	-	-	-	5,793	-	5,793
Other comprehensive loss	-	-	-	-	(129)	(129)
Balance, March 31, 2020	14,198	$142	$48,360	$251,219	$(6,027)	$293,694
Issuance of common stock for equity awards	2	-	68	-	-	68
Vesting of restricted stock units	7	-	-	-	-	-
Stock-based compensation expense	-	-	2,240	-	-	2,240
Retirement of common stock for minimum tax withholdings	(3)	-	(59)	-	-	(59)
Net loss	-	-	-	(7,708)	-	(7,708)
Other comprehensive income	-	-	-	-	209	209
Balance, June 30, 2020	14,204	$142	$50,609	$243,511	$(5,818)	$288,444
Vesting of restricted stock units	4	-	-	-	-	-
Stock-based compensation expense	-	-	1,920	-	-	1,920
Retirement of common stock for minimum tax withholdings	-	-	(24)	-	-	(24)
Net loss	-	-	-	(6,411)	-	(6,411)
Other comprehensive income	-	-	-	-	522	522
Balance, September 30, 2020	14,208	$142	$52,505	$237,100	$(5,296)	$284,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,927	$(8,326)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,702	4,545
Amortization of acquisition related intangible assets	5,885	5,418
Amortization of acquisition related inventory step-up	6,244	7,396
Non-cash operating lease cost	1,312	1,136
Goodwill impairment	-	18,144
Change in fair value of contingent consideration	(21,920)	(16,176)
Loss on disposal of fixed assets	831	287
Loss on impairment of intangible asset	-	1,025
Stock-based compensation expense	7,919	3,953
Deferred income taxes	1,018	(3,302)
Recovery for doubtful accounts	(60)	(482)
Provision for inventory	3,702	4,205
Other	(13)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(8,321)	7,811
Inventories	(7,117)	(8,840)
Prepaid expenses, other current and long-term assets	1,864	(989)
Accounts payable	(702)	(1,904)
Operating lease liabilities	(1,247)	(1,286)
Accrued expenses, other current and long-term liabilities	3,104	(2,340)
Contingent consideration	(2,780)	-
Income taxes	(423)	222
Net cash provided by operating activities	3,925	10,478

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(363)	(93,859)
Proceeds from maturities of investments	2,501	27,000
Purchases of investments	-	(20,035)
Purchases of property and equipment	(4,016)	(1,179)
Net cash used in investing activities	(1,878)	(88,073)

Cash flows from financing activities:
Payments made on finance leases	(210)	(155)
Repayments of long term debt	-	(25,351)
Proceeds from long term debt	-	50,000
Cash paid for contingent consideration	(7,220)	-
Cash paid for tax withheld on vested restricted stock awards	(423)	(224)
Proceeds from exercises of equity awards	1,014	68
Net cash (used in) provided by financing activities	(6,839)	24,338

Exchange rate impact on cash and cash equivalents	(49)	10

Decrease in cash and cash equivalents	(4,841)	(53,247)
Cash and cash equivalents at beginning of period	95,817	157,463
Cash and cash equivalents at end of period	$90,976	$104,216
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$195	$44
Right of use assets	$220	$-
Consideration for acquisitions included in accounts payable and accrued expenses	$-	$1,209
Acquisition related contingent consideration	$-	$69,076
Non-cash Financing Activities:
Operating lease liabilities	$220	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANIKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care, including in the areas of osteoarthritis (“OA”) pain management, regenerative solutions, soft tissue repair and bone preserving joint technologies.

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

The Company is subject to risks common to companies in the life sciences industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with U.S. Food and Drug Administration (“FDA”) and foreign regulations and approval requirements, as well as the ability to grow the Company’s business through appropriate commercial strategies.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three- and nine-month periods ended September 30, 2021 are not indicative of the results to be expected for the year ending December 31, 2021.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of September 30, 2021. Based on the criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has one operating and reportable segment.

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

Parcus Medical, LLC

On January 24, 2020, the Company completed the acquisition of Parcus Medical pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Parcus Medical Merger Agreement”), by and among the Company, Parcus Medical, the Unitholder Representative, and Sunshine Merger Sub LLC, a Wisconsin limited liability company and a wholly owned subsidiary of the Company. At the closing date, Parcus Medical became a wholly owned subsidiary of the Company. Parcus Medical is a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of soft tissue.

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

Contingent consideration represents additional payments that the Company may be required to make in the future, which could total up to $60.0 million depending on the level of net sales of Parcus Medical products generated in 2020 through 2022. The fair value of contingent consideration related to net sales as of January 24, 2020 was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. There also was deferred consideration related to certain purchase price holdbacks, which was resolved within one year of the acquisition date in accordance with the Parcus Merger Agreement and was recorded in accounts payable as of December 31, 2020. There was no deferred consideration as of September 30, 2021. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of September 30, 2021 and December 31, 2020.

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

Arthrosurface, Inc.

On February 3, 2020, the Company completed the acquisition of Arthrosurface, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Arthrosurface Merger Agreement”), by and among the Company, Arthrosurface, the Stockholder Representative, and Button Merger Sub, a Delaware corporation and a wholly owned subsidiary of the Company. At the closing date, Arthrosurface became a wholly owned subsidiary of the Company. Arthrosurface is a joint preservation technology company specializing in less invasive, bone-preserving partial and total joint replacement solutions.

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

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products in 2020 through 2021. The fair value of contingent consideration related to regulatory milestones as of February 3, 2020 was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales achievement as of February 3, 2020 was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. In October 2020 and July 2021, based upon the achievement of two distinct regulatory milestones, the Company paid $5.0 million and $10.0 million, respectively. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of September 30, 2021 and December 31, 2020.

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

The unaudited pro forma information for the nine-month periods ended September 30, 2021 and 2020 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika, Parcus Medical and Arthrosurface as if the acquisitions had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

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

The following table presents unaudited supplemental pro forma information:

Nine Months Ended September 30, 2020

Total revenue	$101,722
Net loss	(7,328)

4.	Fair Value Measurements

The Company held investments in U.S. treasury bills of $2.5 million as available-for-sale securities at December 31, 2020. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant at December 31, 2020. There were no available-for-sale securities as of September 30, 2021.

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

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,042	$67,042	$-	$-	$67,042

Other current and long-term liabilities:
Contingent Consideration - Short Term	$3,490	$-	$-	$3,490	$-

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$74,522	$74,522	$-	$-	$74,522

Investments:
U.S. Treasury Bills	$2,501	$2,501	$-	$-	$2,524

Other current and long-term liabilities:
Contingent Consideration - Short Term	$13,090	$-	$-	$13,090	$-
Contingent Consideration - Long Term	22,320	-	-	22,320	-
Total other current and long-term liabilities	$35,410	$-	$-	$35,410	$-

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance, beginning	$16,940	$35,410
Additions	-	-
Payments	(10,000)	(10,000)
Change in fair value	(3,450)	(21,920)
Balance, ending	$3,490	$3,490

Under the Parcus Medical Merger Agreement and Arthrosurface Merger Agreement, there are earn-out milestones totaling $100 million payable from 2020 to 2022. Parcus Medical has net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has both regulatory and net sales earn-out milestones annually in 2020 and 2021. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the net sales estimates, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used for the net sales milestones ranged from 3.2% - 3.3%. The weighted average cost of capital for Parcus increased from 11.4% as of December 31, 2020 to 11.6% as of September 30, 2021. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. As of December 31, 2020, the probability of successful achievement of the regulatory earn-out milestones was determined to be in a range of 60%-75%. The Company achieved a regulatory milestone in June 2021. The probability of successful achievement of the remaining regulatory milestone was determined to be 0% as of September 30, 2021.

The overall fair value of the contingent consideration decreased by $3.5 million and $21.9 million during the three- and nine-month periods ended September 30, 2021, respectively, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved. The fair value of remaining contingent consideration is assessed on a quarterly basis.

In October 2020, the Company made a regulatory-based milestone payment of $5.0 million pursuant to the terms of the Arthrosurface Merger Agreement as a result of regulatory clearance for the WristMotion Total Arthroplasty System. In June 2021, the Company received regulatory clearance for a reverse shoulder implant system, which triggered a $10.0 million regulatory milestone payment per the terms of the Arthrosurface Merger Agreement. This amount was paid in July 2021.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$16,084	$14,852
Work-in-process	12,795	12,811
Finished goods	28,935	33,347
Total	$57,814	$61,010

Inventories	$35,019	$46,209
Other long-term assets	22,795	14,801

6.	Intangible Assets

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

		Nine Months Ended September 30, 2021			December 31, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,562)	$(16,435)	$71,583	$75,899	15
IPR&D	3,256	(969)	-	2,287	2,587	Indefinite
Customer relationships	9,000	-	(1,502)	7,498	8,173	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(185)	(620)	195	259	16
Tradenames	5,200	-	(1,742)	3,458	4,239	5
Total	$112,736	$(3,131)	$(24,584)	$85,021	$91,157	13

The aggregate amortization expense related to intangible assets was $2.0 million and $1.9 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $5.9 million and $5.4 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the nine months ended September 30, 2021 were as follows:

Nine Months Ended September 30, 2021
Balance, beginning January 1, 2021	$8,413
Effect of foreign currency adjustments	(463)
Balance, ending September 30, 2021	$7,950

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2021	December 31, 2020

Compensation and related expenses	$8,794	$7,345
Professional fees	2,046	3,438
Operating lease liability - current	1,542	1,437
Clinical trial costs	2,463	1,429
Other	2,494	1,144
Total	$17,339	$14,793

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of September 30, 2021 and December 31, 2020 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

On October 21, 2021, the Company received notice that the former unitholders of Parcus Medical had filed a request for arbitration regarding the earnout provisions agreed to in the Parcus Medical Merger Agreement. The Company is unable to estimate the potential liability with respect to this matter at this time. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the matter, including the significant number of legal and factual issues still to be resolved in the arbitration process. The Company intends to vigorously defend against the claims and believes it has strong defenses to the claims asserted.

10.	Revenue

Revenue by product family was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Joint Pain Management	$26,153	$18,439	$69,790	$66,168
Joint Preservation and Restoration	11,193	11,715	35,296	26,233
Other	2,190	1,540	6,887	5,368
	$39,536	$31,694	$111,973	$97,769

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine (“Mitek”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 51% and 48% for the three months ended September 30, 2021 and 2020, respectively, and 46% and 52% for the nine months ended September 30, 2021 and 2020, respectively.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Deferred revenue was $0.9 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.

Total revenue by geographic location was as follows:

	Three Months Ended September 30,
	2021		2020
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$30,910	78%	$26,409	84%
Europe	4,238	11%	2,954	9%
Other	4,388	11%	2,331	7%
Total	$39,536	100%	$31,694	100%

	Nine Months Ended September 30,
	2021		2020
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$85,984	77%	$77,848	80%
Europe	14,808	13%	11,140	11%
Other	11,181	10%	8,781	9%
Total	$111,973	100%	$97,769	100%

11.	Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and amended on June 16, 2020 and June 16, 2021 and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SAR’s will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There are 1.9 million shares available for future grant at September 30, 2021.

The Company may satisfy the awards upon exercise, or upon fulfillment of the vesting requirements for other equity-based awards, with either newly issued shares or shares reacquired by the Company. Stock-based awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Awards contain service conditions or service and performance conditions, and they generally become exercisable ratably over one to four years with a maximum contractual term of ten years.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$142	$202	$485	$564
Research and development	360	206	1,003	558
Selling, general and administrative	2,361	1,512	6,431	2,832
Total stock-based compensation expense	$2,863	$1,920	$7,919	$3,954

Stock Options

Stock options are granted to purchase common shares at prices that are equal to the fair market value of the shares on the date the options are granted. Options generally vest in equal annual installments over a period of three to four years and expire 10 years after the date of grant. The grant-date fair value of options is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	896,819	$41.50
Granted	493,628	$37.67
Exercised	(27,851)	$34.62		$234
Forfeited and canceled	(177,604)	$44.32
Outstanding as of September 30, 2021	1,184,992	$39.65	8.5	$4,654
Vested, September 30, 2021	304,172	$44.01	7.3	$812
Vested and expected to vest, September 30, 2021	1,184,992	$39.65	8.5	$4,654

Of the 493,628 stock options granted during the nine-month period ended September 30, 2021, 314,541 shares were premium-priced options which were granted with an exercise price at 110% of the market price of the Company’s common stock on the date of grant.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield. The Company estimates the fair value of TSRs using Monte-Carlo simulation model. The actual number of TSR options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years.

The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2021 and 2020, along with the weighted-average grant-date fair values, were as follows:

Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.30% – 0.68%	0.21% – 1.59%
Expected life of options (in years)	4.0 – 6.3	4.0 – 6.3
Dividend yield	-%	-%
Expected stock price volatility	54.80% –56.06%	46.48% –52.99%

As of September 30, 2021, there was $10.0 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three or four year periods. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of restricted stock units based on the closing price of its common stock on the date of grant.

RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2020	233,239	$37.50
Granted	308,243	35.42
Vested	(90,013)	37.63
Forfeited and cancelled	(48,624)	35.69
Outstanding as of September 30, 2021	402,845	$36.10

As of September 30, 2021, there was $11.3 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Stock Units

PSUs generally vest over a three or four year periods from the grant date and include both a service and performance component. The PSUs granted to employees contained performance conditions with business and financial targets. The business target, amounting to 40% of the total performance conditions, will be measured based on achievement in the 2020-2022 fiscal years, while the financial targets, amounting to 60% of the total performance conditions, will ultimately be measured with respect to the Company’s operating results in the 2020-2022 fiscal years.

PSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2020	178,297	$35.93
Granted	-	-
Vested	-	-
Forfeited and cancelled	(18,500)	37.02
Outstanding as of September 30, 2021	159,797	$35.80

As of September 30, 2021, there was $0.1 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 0.4 years.

On November 4, 2021, the Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director, or who is returning to employment following a bona fide period of non-employment with the Company, in each case as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended).

12.	Income Taxes

For the three- and nine-month periods ended September 30, 2021, the Company recorded an income tax provision of $0.7 million and $1.7 million, resulting in effective tax rates of 55.4% and 14.4%, respectively. For the three- and nine-month periods ended September 30, 2020, due to losses in those periods, the Company incurred benefits from income taxes of $1.7 million and $2.2 million, resulting in effective tax rates of 21.4% and 20.6%, respectively. The net increase in the effective tax rate for the three-month period ended September 30, 2021, as compared to the same period in 2020, was primarily due to stock option activity and an adjustment to the Foreign Derived Intangible Income (“FDII”) deduction expected for 2021. The year-to-date net tax benefit on the change in the fair value of the contingent consideration, in the amount of $1.1 million in 2021, resulted in a net decrease in the effective tax rate for the nine-month period ended September 30, 2021, as compared to the same period in 2020.

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

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares used in the calculation of basic EPS	14,429	14,205	14,389	14,202
Effect of dilutive securities:
Share based awards	218	-	199	-
Diluted shares used in the calculation of EPS	14,647	14,205	14,588	14,202

Stock options of 1.0 million shares were outstanding for each of the three-month periods ended September 30, 2021 and 2020 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. Stock options of 1.1 million and 0.8 million shares were outstanding for the nine-month periods ended September 30, 2021 and 2020 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We have over thirty years of global expertise developing, manufacturing and commercializing products based on our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called HYAFF, which is the platform for our regenerative solutions portfolio.

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

Key Developments during the Three Months Ended September 30, 2021

●

We completed the launch activities for WristMotion Total Wrist Arthroplasty System. The product is a modular joint preservation system that replaces both the radial and carpal sides of the wrist joint for patients suffering from rheumatoid arthritis, osteoarthritis, or post-traumatic arthritis.

●

We received 510(k) clearance for Tactoset Injectable Bone Substitute for hardware augmentation. This product is indicated for filling bone voids or defects of the skeletal system (i.e. extremities and pelvis) that are not intrinsic to the stability of bony structure.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a global pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. There has been significant volatility in our results on a quarterly basis due to the worldwide cancellation or delay of elective procedures, as well as the impact on timelines associated with certain clinical studies. While elective procedure volume had a limited recovery after the initial pandemic impacts seen in the early parts of second quarter of 2020 due to the easing of COVID-19 related restrictions in certain jurisdictions, areas of the United States and other countries have recently seen, and continue to see, fluctuating infection rates increasing as the result of emerging variants of COVID-19.Continuing fluctuations in infection rates in the United States and other countries make future results difficult to predict despite recent advances in the vaccination rates of certain parts of the population. In this time of uncertainty as a result of the COVID-19 pandemic, we have taken many precautions to provide a safe work environment for our employees and customers, including the establishment and implementation of a work from home policy, where possible. While increasing vaccination rates and the loosening of restrictions, especially in the United States, have resulted in a return to a more normalized business environment, the pandemic continues to have an impact on our business in certain jurisdictions and a resurgence of COVID-19 as a result of emerging variants or other factors, as is currently occurring in certain jurisdictions, could result in additional government lockdowns, quarantine requirements, or other restrictions that could impact our business and operations. We may also have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. To date, we do not anticipate disruption to our ability to supply products to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellations and/or delays of elective procedures, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions in certain jurisdictions. The impact of these restrictions on our operations, if implemented, is currently unknown, but could be significant.

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

●

Cingal, our novel, third-generation, single-injection OA product consisting of our proprietary cross-linked HA material combined with a steroid, is designed to provide both short- and long-term pain relief. Cingal is CE Mark approved and has been sold outside the United States in over 35 countries through our network of distributors for several years. In the United States, Cingal is a pipeline product undergoing clinical trial and is not available for commercial sale.

●

Hyvisc, our high molecular weight injectable HA veterinary product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA. Hyvisc is distributed by Boehringer Ingelheim Vetmedica, Inc., in the United States.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of:

●

Bone Preserving Joint Technologies. Our portfolio of more than 150 bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, is designed to treat upper and lower extremity orthopedic conditions as well as knee and hip conditions caused by trauma, injury and arthritic disease. These products span multiple joints including the shoulder, foot/ankle, wrist, knee and hip and are generally intended to mimic a patient’s natural anatomy to the extent feasible. These products are often used to treat patients with OA progression beyond where our Joint Pain Management products can allow the patients to retain an active lifestyle, when early surgical intervention becomes preferable. We commercialize these products in the United States by selling to hospitals and surgery centers through an independent network of sales representatives and distributors, and utilize our distributor network for sales in certain international markets.

●

Soft Tissue Repair. Our line of soft tissue repair solutions is used by surgeons to repair and reconstruct damaged ligaments and tendons resulting from sports injuries, trauma and disease. These more traditional sports medicine solutions include screws, sutures, suture anchors, and other surgical systems that facilitate surgical procedures on the shoulder, knee, hip, upper and lower extremities, and other soft tissues. We commercialize these products in the United States by selling to hospitals and surgery centers through an independent network of sales representatives and distributors, and utilize our distributor network for sales in over 60 international markets.

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions based on our proprietary technologies based on HA and Hyaff, which is a solid form of HA. These products include Tactoset Injectable Bone Substitute, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures and for augmenting suture anchor fixation that we commercialize only in the United States, and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Hyalofast is CE Mark approved and currently available in Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under clinical trial and is not available for commercial sale.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$39,536	$31,694	$7,842	25%	$111,973	$97,769	$14,204	15%
Cost of revenue	16,513	14,351	2,162	15%	47,164	45,487	1,677	4%
Gross profit	23,023	17,343	5,680	33%	64,809	52,282	12,527	24%
Gross margin	58%	55%			58%	53%
Operating expenses:
Research and development	7,673	5,217	2,456	47%	21,327	15,799	5,528	35%
Selling, general and administrative	17,500	15,903	1,597	10%	53,664	44,884	8,780	20%
Goodwill impairment	-	-			-	18,144	(18,144)	(100% )
Change in fair value of contingent consideration	(3,450)	4,150	(7,600)	(183%)	(21,920)	(16,176)	(5,744)	36%
Total operating expenses	21,723	25,270	(3,547)	(14%)	53,071	62,651	(9,580)	(15% )
Income (loss) from operations	1,300	(7,927)	9,227	116%	11,738	(10,369)	22,107	213%
Interest and other expense, net	(48)	(228)	(180)	(79%)	(141)	(118)	23	19%
Income (loss) before income taxes	1,252	(8,155)	9,407	115%	11,597	(10,487)	22,084	211%
Provision for (benefit from) income taxes	694	(1,744)	2,438	140%	1,670	(2,161)	3,831	177%
Net income (loss)	$558	$(6,411)	$6,969	109%	$9,927	$(8,326)	$18,253	219%

Revenue

Revenue for the three-month period ended September 30, 2021 was $39.5 million, an increase of $7.9 million as compared to $31.7 million for the three-month period ended September 30, 2020. Revenue for the nine-month period ended September 30, 2021 was $112.0 million, an increase of $14.2 million as compared to $97.8 million for the nine-month period ended September 30, 2020. For the three- and nine-month periods ended September 30, 2021, the increases in revenue were primarily driven by partial recovery from the initial impact of the COVID-19 pandemic on sales volumes and related strategic partner ordering patterns. The increase for the nine-month period ended September 30, 2021, was also in part due to inclusion of full first quarter results of Parcus Medical and Arthrosurface, which we acquired on January 24, 2020 and February 3, 2020, respectively.

The following tables present product revenue by product family:

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Joint Pain Management	$26,153	$18,439	$7,714	42%
Joint Preservation and Restoration	11,193	11,715	(522)	(4% )
Other	2,190	1,540	650	42%
	$39,536	$31,694	$7,842	25%

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Joint Pain Management	$69,790	$66,168	$3,622	6%
Joint Preservation and Restoration	35,296	26,233	9,063	35%
Other	6,887	5,368	1,519	28%
	$111,973	$97,769	$14,204	15%

Revenue from our Joint Pain Management product family increased 42% and 6% for the three- and nine-month periods ended September 30, 2021, respectively, as compared to the same periods in 2020 due primarily to partial recovery from the initial impact of the COVID-19 pandemic on sales volumes and related strategic partner ordering patterns. In 2020, customer ordering patterns delayed a portion of the initial impact of the COVID-19 pandemic on this product family from the second quarter into the second half of 2020.

Revenue from our Joint Preservation and Restoration product family decreased 4% for the three-month period ended September 30, 2021 as compared to the same period in 2020, due primarily to the impact of the COVID-19 pandemic, including rolling suspensions of elective procedures by hospitals in certain regions as well as the limitations on access to customers during the period. For the nine-month period ended September 30, 2021, revenue from our Joint Preservation and Restoration product family increased 35% as compared to the same period in 2020 due primarily to organic growth as the initial impact of the COVID-19 pandemic on elective procedures begins to lift in various worldwide jurisdictions, especially in the United States during the first half of 2021, as well as due to the inclusion of full quarter results from Parcus Medical and Arthrosurface in the first quarter.

Revenue from our Other product family increased 42% for the three-month period ended September 30, 2021, as compared to the same period in 2020 primarily due to timing of distributor sales. For the nine-month period ended September 30, 2021 revenue increased 28% as compared to the same period in 2020 primarily due to timing of distributor sales as well as due to the sell through of legacy wound care products during the first quarter.

Gross Profit and Margin

Gross profit for the three- and nine-month periods ended September 30, 2021 increased $5.7 million and $12.5 million to $23.0 million and $64.8 million, respectively, representing 58% of revenue for each of the periods. Gross profit for the three- and nine-month periods ended September 30, 2020 was $17.3 million and $52.3 million, respectively, or 55% and 53% of revenue for the periods, respectively. The increase in gross profit for the three- and nine-month periods ended September 30, 2021, primarily resulted from increased revenue. The increase for the nine-month period ended September 30, 2021 was partially offset by product rationalization charges in the second quarter of 2021. Gross margins include the impact of inventory step-up associated with the Arthrosurface and Parcus Medical acquisitions, as well as acquisition-related amortization expenses. These expenses together increased cost of revenue by $3.0 million, or 8 points of gross margin, and $10.9 million, or 10 points of gross margin, for the three- and nine-month periods ended September 30, 2021, respectively, as compared to increased cost of revenue of $4.8 million, or 15 points of gross margin, and $11.7 million, or 12 points of gross margin, respectively, for the same periods in 2020.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2021 were $7.7 million and $21.3 million, representing an increase of $2.5 million and $5.5 million, respectively, as compared to the same periods in 2020. The increase in research and development expense for the three- and nine-month periods ended September 30, 2021 was primarily due to product development activities associated with the development of new product candidates in our research and development pipeline, execution of the CINGAL Pilot study and certain European post-market clinical studies. Research and development activities were curtailed in the three- and nine-months ended September 30, 2020 due to cost optimization in the light of the early stages of the COVID-19 pandemic.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses, for the three- and nine-month periods ended September 30, 2021 were $17.5 million and $53.7 million, an increase of $1.6 million and $8.8 million, respectively, as compared to the same periods in 2020. The increase in SG&A expenses for the three-month period ended September 30, 2021 was primarily related to an increase in share-based compensation expense due largely to forfeitures of unvested shares during the comparable period and higher sales and marketing activities and events during 2021 which had been suspended in 2020 due to the impact of the COVID-19 pandemic.

The increase in SG&A expenses for the nine-month period ended September 30, 2021 was primarily related to full period expenses from Parcus Medical and Arthrosurface, increased spending to support our commercial capability in the United States and expanded marketing activities, and a non-cash loss on disposal of fixed assets, partially offset by the absence of transaction costs incurred in 2020 related to acquisitions of Parcus and Arthrosurface. Certain activities were curtailed in the three- and nine-months ended September 30, 2020 due to cost optimization in light of the early stages of the COVID-19 pandemic.

Goodwill Impairment Charge

We assess goodwill for impairment annually, as of end of November, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. and other country government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events, during the three-month period ended March 31, 2020, we performed a quantitative assessment of goodwill impairment related to the Parcus and Arthrosurface reporting unit as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $18.1 million was recorded in the three-month period ended March 31, 2020. The decline in fair value was primarily due to a decrease in immediate term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures, which directly impacted the Parcus and Arthrosurface reporting units. There were no goodwill impairment charges during the three- and nine-month period ended September 30, 2021.

Contingent Consideration Fair Value Change

We recorded a $3.5 million and $21.9 million net benefit related to changes in the fair value of contingent consideration for the three- and nine-month periods ended September 30, 2021, respectively. We recorded a $4.2 million net expense and $16.2 million net benefit related to changes in the fair value of contingent consideration for the three- and nine-month periods ended September 30, 2020, respectively. The increase in net benefit in the three- and nine-month periods ended September 30, 2021 compared to the same period in 2020 is due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

Income Taxes

For the three- and nine-month periods ended September 30, 2021, the provision for income taxes was $0.7 million and $1.7 million, resulting in effective tax rates of 55.1% and 14.3%, respectively. For the three- and nine-month periods ended September 30, 2020, due to losses in those periods, we incurred benefits from income taxes of $1.7 million and $2.2 million, resulting in effective tax rates of 21.4% and 20.6%, respectively. The net increase in the effective tax rate for the three-month period ended September 30, 2021, as compared to the same period in 2020, was primarily due to stock option activity and an adjustment to the Foreign Derived Intangible Income (FDII) deduction expected for 2021. The year-to-date net tax benefit on the change in the fair value of the contingent consideration, in the amount of $1.1 million in 2021, resulted in a net decrease in the effective tax rate for the nine-month period ended September 30, 2021, as compared to the same period in 2020.

Non-GAAP Financial Measures

We present certain information with respect to adjusted gross profit and adjusted gross margin, adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or (EBITDA), adjusted net income, adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted gross profit and adjusted gross margin, adjusted EBITDA, adjusted net income, adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

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

The following is a reconciliation of adjusted gross profit to gross profit for the three- and nine-month periods ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit	$23,023	$17,343	$64,809	$52,282
Product rationalization charges	-	-	2,063	1,920
Acquisition related intangible asset amortization	1,562	1,562	4,686	4,283
Acquisition related inventory step up	1,458	3,273	6,244	7,396
Adjusted gross profit	$26,043	$22,178	$77,802	$65,881

Adjusted gross margin	66%	70%	69%	67%

Adjusted gross profit for the three- and nine-month periods ended September 30, 2021 increased $3.9 million and $11.9 million to $26.0 million and $77.8 million, respectively, representing 66% and 69% of revenue. Adjusted gross profit for the three- and nine-month periods ended September 30, 2020 was $22.2 million and $65.9 million, respectively, or 70% and 67% of revenue for the periods, respectively. This increase in adjusted gross profit for the three-month period ended September 30, 2021 as compared with the same period in 2020, primarily resulted from organic growth of Joint Pain Management revenue as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States. The decrease in adjusted gross margin for the three-month period ended September 30, 2021 as compared with the same period in 2020, is due primarily to unfavorable revenue mix and lower production volumes based on timing related to the COVID-19 pandemic.

This increase in adjusted gross profit and adjusted gross margin for the nine-month period ended September 30, 2021 as compared with the same period in 2020, primarily resulted from higher revenue due to the inclusion of full period results from Parcus Medical and Arthrosurface in 2021 as we acquired these businesses in early 2020 and organic growth of Joint Pain Management revenue as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States.

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

The following is a reconciliation of adjusted EBITDA to net income (loss) for the three- and nine-month periods ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$558	$(6,411)	$9,927	$(8,326)
Interest and other expense, net	48	228	141	118
Provision for (benefit) from income taxes	694	(1,744)	1,670	(2,161)
Depreciation and amortization	1,789	1,718	5,226	5,132
Stock-based compensation	2,863	1,920	7,919	3,953
Product rationalization charges	-	-	2,063	2,892
Acquisition related expenses	-	-	-	4,157
Acquisition related intangible asset amortization	1,787	1,760	5,361	4,831
Acquisition related inventory step up	1,458	3,273	6,244	7,396
Goodwill impairment	-	-	-	18,144
Change in fair value of contingent consideration	(3,450)	4,150	(21,920)	(16,176)
Adjusted EBITDA	$5,747	$4,894	$16,631	$19,960

Adjusted EBITDA for the three-month period ended September 30, 2021, increased $0.9 million as compared with the same periods in 2020. The increase in adjusted EBITDA for the period was primarily due to higher revenues as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States, partially offset by an increase in operating expenses primarily attributable to the increase in clinical trial activity. In 2020, customer ordering patterns delayed a portion of the initial impact of the COVID-19 pandemic on this product family from the second quarter into the second half of 2020.

Adjusted EBITDA for the nine-month period ended September 30, 2021, decreased $3.3 million as compared with the same period in 2020. The decrease in adjusted EBITDA for the period was primarily due to an increase in operating expenses primarily attributable to expansion of our commercial capability in the United States, increase in clinical trial activity, as well as a non-cash impairment charge related to fixed assets during the first quarter of 2021, partially offset by an increase in revenue.

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

The following is a reconciliation of adjusted net income to net income (loss) for the three- and nine-month periods ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$558	$(6,411)	$9,927	$(8,326)
Product rationalization charges, tax effected	-	-	1,590	2,377
Acquisition related expenses, tax effected	-	-	-	3,174
Acquisition related intangible asset amortization, tax effected	1,146	1,340	3,898	3,688
Acquisition related inventory step up, tax effected	935	2,492	4,626	5,646
Goodwill impairment, tax effected	-	-	-	15,773
Change in fair value of contingent consideration, tax effected	(1,865)	3,336	(17,152)	(13,873)
Adjusted net income	$774	$757	$2,889	$8,459

The following is a reconciliation of adjusted EPS to diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted earnings (loss) per share	$0.04	$(0.45)	$0.68	$(0.59)
Product rationalization charges, tax effected	-	-	0.11	0.17
Acquisition related expenses per share, tax effected	-	-	-	0.22
Acquisition related intangible asset amortization, tax effected	0.08	0.09	0.27	0.26
Acquisition related inventory step up, tax effected	0.06	0.18	0.32	0.40
Goodwill impairment, tax effected	-	-	-	1.11
Change in fair of value contingent consideration, tax effected	(0.13)	0.23	(1.18)	(0.98)
Adjusted EPS	$0.05	$0.05	$0.20	$0.59

Adjusted net income in the three- month period ended September 30, 2021 was unchanged from the same period in 2020 as the increase in gross profit was offset by an increase in operating expenses due to higher research and development expenses and increased marketing efforts. Adjusted net income for the period increased in 2021 due to higher revenues as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States. This was offset by an increase in operating expenses primarily attributable to an increase in research and development expenses, sales and marketing expenses and share based compensation expenses.

Adjusted net income in the nine-month period ended September 30, 2021, decreased $5.6 million as compared with the same period in 2020. The decrease in adjusted net income for the period was primarily due to an increase in selling and marketing expenses primarily attributable to increased cost to support our commercial capability in the United States, an increase in research and development expenses, an increase in share-based compensation expense due to forfeitures of unvested shares during the comparable period, a non-cash impairment charge related to fixed assets in the first quarter of 2021 and an increase in tax expenses.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. Historically we have generated positive cash flow from operations, which, together with our available cash, cash equivalents, investments, and debt, have met our cash requirements. Cash, cash equivalents, and investments aggregated $91.0 million and $98.3 million, and working capital totaled $137.0 million and $140.5 million as of September 30, 2021 and December 31, 2020, respectively.  We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

Cash provided by operating activities was $3.9 million for the nine-month period ended September 30, 2021, as compared to cash provided by operating activities of $10.5 million for the same period in 2020. The change was primarily attributable to timing of collections, timing of certain state tax payments and change in contingent consideration and a decrease in cash outflows related to acquisition related expenses for the nine-month period ended September 30, 2021. In July 2021, the Company paid contingent consideration in the amount of $10.0 million, $2.8 million of which was classified within operating activities and the remaining $7.2 million was classified within financing activities.

Cash used in investing activities was $1.9 million for the nine-month period ended September 30, 2021, as compared to cash used in investing activities of $88.1 million for the same period in 2020. The change was primarily due to the consideration paid for the acquisitions of Parcus Medical and Arthrosurface in the nine-month period ended September 30, 2020.

Cash used in financing activities was $6.8 million for the nine-month period ended September 30, 2021, as compared to cash provided by financing activities of $24.3 million for the same period in 2020. The change was primarily due to a drawdown of $50.0 million from our existing credit facility in the nine-month period ended September 30, 2020 and the portion of the contingent consideration payment related to financing activities, as described above, in the nine-month period ended September 30, 2021.

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

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2020 Form 10-K. There were no material changes to our contractual obligations reported in our 2020 Form 10-K during the nine months ended September 30, 2021. For additional discussion, see Note 9 to the consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K. There have been no material changes in the first nine months of 2021 to our market risks or to our management of such risks.

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

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow, as described in Note 9 to the consolidated financial statements in this report. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our 2020 Form 10-K, other than the matter described below.

On October 21, 2021, we received notice that the former unitholders of Parcus Medical had filed a request for arbitration regarding the earnout provisions agreed to in the Parcus Medical Merger Agreement. We are unable to estimate the potential liability with respect to this matter at this time. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the matter, including the significant number of legal and factual issues still to be resolved in the arbitration process. We intend to vigorously defend against the claims, and we believe that we have strong defenses to the claims asserted.

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

Issuer Purchases and Withholding of Equity Securities

Under our equity compensation plans, and subject to the approval of the Compensation Committee of our Board of Directors, employee grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended September 30, 2021, we withheld 1,461 shares to satisfy grantee tax withholding obligations on restricted stock award and restricted stock unit vesting events.

Following is a summary of stock repurchases for the three-month period ended September 30, 2021 (in thousands, except share data):

Period	Total Number of Shares Withheld (1)	Average Price per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 to 30, 2021	731	$43.24	$20,000
August 1 to 31, 2021	436	$41.76	$20,000
September 1 to 30, 2021	294	$39.41	$20,000
Total	1,461

(1)

1,461 shares were withheld by us to satisfy grantee tax withholding obligations on restricted stock unit vesting events in the third quarter of 2021. These shares were not acquired pursuant to a publicly announced share repurchase program.

(2)

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases. No open market repurchases were made during the three-month period ended September 30, 2021.

ITEM 5:	OTHER

(a)

On November 4, 2021, our Board of Directors adopted the Anika Therapeutics, Inc. 2021 Inducement Plan, or the Inducement Plan, to be effective immediately, and, subject to the adjustment provisions of the Inducement Plan, reserved 125,000 shares of common stock for issuance pursuant to equity awards granted under the Inducement Plan. Awards under the Inducement Plan may be granted only to an individual who was not previously our employee or director, or who is returning to employment following a bona fide period of non-employment with us, in each case as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4), we did not seek approval of the Inducement Plan by our stockholders.

The Inducement Plan provides for the grant of equity-based awards, including non-qualified stock options, stock appreciation rights, restricted stock awards, performance restricted stock units, restricted stock units, total shareholder return options and performance options, and its terms are substantially similar to the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended), including with respect to treatment of equity awards in the event of a “Change in Control” as defined under both the 2017 Omnibus Incentive Plan and the Inducement Plan.

The foregoing description of the Inducement Plan is qualified in its entirety by reference to the full text of the Inducement Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and which is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1	Anika Therapeutics, Inc. 2021 Inducement Plan

†10.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the SEC on November 4, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (unaudited)
ii.	Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)
iii.	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)
iv.	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)
v.	Notes to Consolidated Financial Statements (unaudited)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)