Form 10-K
period 2021-12-31
Anika Therapeutics, Inc.
filed 2022-03-11
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $619,536,696 computed by reference to the closing price of common stock on such date. The registrant does not have any non-voting stock outstanding.

At March 2, 2022, there were 14,467,010 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

For Fiscal Year Ended December 31, 2021

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

PART I

ITEM 1. BUSINESS

Overview

Founded in 1992, Anika Therapeutics, Inc. is a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis (or OA) pain management, regenerative solutions, soft tissue repair and bone preserving joint technologies.

We have thirty years of global expertise developing, manufacturing and commercializing products based on our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is the platform for some of our regenerative solutions portfolio.

In early 2020, we expanded our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine and instrumentation solutions provider focused on soft tissue repair, and Arthrosurface, Inc., or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions have ignited the transformation of our company by augmenting our HA-based OA pain management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

Note: Illustration of available treatments does not reflect Anika’s full product portfolio

Strategy

Beginning in 2020, we launched our transformational strategy to expand and diversify our revenue in the global joint preservation markets. This multi-year journey began with the acquisitions of Arthrosurface and Parcus Medical, through which we entered into the sports medicine soft tissue repair and bone preserving joint technology markets, added to our existing leadership position in the HA based OA pain management market, focusing on building a strong leadership team, and enhanced our commercial organization and infrastructure with investments in people, systems and processes. In the upcoming years, we will continue to invest in our research and development pipeline and strengthen our commercial capabilities to position our product portfolio for the needs of clinicians that practice in ambulatory surgical centers (or ASCs) and hospitals, as well as expand into new geographic areas to drive accelerated growth and profitability. As our pipeline evolves, we intend to leverage our HA expertise in selectively developing and offering solutions for joint preservation and regenerative solutions targeted at procedures that are performed in the ASCs and to focus on completing the clinical trials for key products we sell outside the United States, (i.e. Cingal and Hyalofast), to gain approval for entry into the large U.S. market.

Through the acquisition of Parcus Medical and Arthrosurface, we expanded our addressable global market from the over $1 billion global OA pain management market to the over $8 billion global joint preservation market (which includes faster growing sports medicine and extremities segments), advanced our commercial capabilities, instituted systems and processes to support our transformation, and expanded our product pipeline and research and development expertise in these target markets.

As we look towards the future, our business is positioned to capture value within our target markets in joint preservation. We believe our future success will be driven by our:

●

Decades of experience in HA-based regenerative solutions and early intervention orthopedics combined under new seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and soft tissue repair solutions;

●	Leveraging our global commercial expertise to drive growth across our product portfolio, with an intentional site of care focus in ASCs in the United States;

●

Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions, technology licensing, and leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

Products

OA Pain Management

Our OA Pain Management product family consists of:

●

Monovisc and Orthovisc, our single- and multi-injection, HA-based viscosupplement product offerings indicated to provide pain relief from OA conditions solely for use in the knee. Our OA Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, or Mitek. The Monovisc and Orthovisc products have been the market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Internationally, we market our OA Pain Management products directly through a worldwide network of commercial distributors.

●

Cingal, our novel, third-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid, is designed to provide both short- and long-term pain relief. Cingal is CE Mark approved and for several years has been sold outside the United States directly in over 30 countries through our network of distributors. In the United States, Cingal is a pipeline product currently under clinical trial studies and is not available for commercial sale; for additional information please see the section captioned “Item 1. Business—Research and Development.”

●	Hyvisc, our high molecular weight injectable HA veterinary product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of:

●

Bone Preserving Joint Technologies. Our portfolio of more than 150 bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, is designed to treat upper and lower extremity orthopedic conditions as well as knee and hip conditions caused by arthritic disease, trauma and injury. These products span multiple joints including the shoulder, foot/ankle, wrist, knee and hip and are generally intended to restore a patient’s natural anatomy and movement. These products are often used to treat patients with OA progression beyond where our OA Pain Management products can allow the patients to retain an active lifestyle when early surgical intervention becomes preferable.

●

Soft Tissue Repair. Our line of soft tissue repair solutions is used by surgeons to repair and reconstruct damaged ligaments and tendons resulting from sports injuries, trauma and disease. These more traditional sports medicine solutions include screws, sutures, suture anchors, grafts and other surgical systems that facilitate surgical procedures on the shoulder, knee, hip, upper and lower extremities, and other soft tissues.

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions leveraging our proprietary technologies based on HA and Hyaff, which is a solid form of HA. These products include Tactoset Injectable Bone Substitute, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures and for augmenting hardware fixation, such as suture anchors and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Tactoset is commercialized principally in the United States, whereas Hyalofast is CE Mark approved and currently available outside the United States in over 30 countries within Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under clinical trial studies and is not available for commercial sale. For additional information, please see the section captioned “Item 1. Business—Research and Development.”

We currently commercialize Bone Preserving Joint Technologies, Soft Tissue Repair products, and Tactoset (from our Regenerative Solutions portfolio) in the United States by selling to hospitals and ASCs, through an independent network of sales representatives and distributors, and utilize our distributor network for sales in certain international markets.

Non-Orthopedic

Our Non-Orthopedic product family consists of legacy HA-based products that are marketed principally for non-orthopedic applications. These products include Hyalobarrier, an anti-adhesion barrier indicated for use after abdomino-pelvic surgeries, Hyalomatrix, used for the treatment of complex wounds such as burns and ulcers, as well as products used in connection with the treatment of ears, nose and throat disorders, and ophthalmic products, including injectable, high molecular weight HA products such as Anikavisc and Nuvisc, used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These Non-Orthopedic products are sold through commercial sales and marketing partners around the world.

Sales Channels

A majority of our products are used by clinicians and surgeons in one of three environments: office-based procedures usually focused on injections, hospital operating rooms and ASCs, which are clinics outside of a normal hospital setting that are often at least partially physician-owned. These medical care delivery environments typically require different commercial approaches and have distinct call points, which requires diversity in our sales approach. For instance, our OA Pain Management product family and certain products in our Non-Orthopedic category are almost entirely utilized in an office-based setting while our Joint Preservation and Restoration and certain of our Non-Orthopedic products are almost exclusively consumed in hospital operating rooms or ASCs.

As a result of these distinctions, we employ multiple sales models in the United States to ensure that we are meeting the needs of our customers and other healthcare system stakeholders. For many years, we have maintained a mutually beneficial commercial partnership with Mitek, which sells Orthovisc and Monovisc in the United States. For this arrangement with Mitek, we sell the Orthovisc and Monovisc products that we manufacture to Mitek, and also receive from Mitek a royalty on their end user sales of these products in the United States. We have U.S. commercial partnerships for other products in our OA Pain Management and Non-Orthopedic product families. Under these commercial partnerships, we sell our products directly to our partners, who perform the vast majority of the downstream sales and marketing activities to customers and end-users. In addition to a transfer price, we may also structure our arrangements to receive a royalty on end user sales.

With our expanded commercial infrastructure as a result of the Parcus Medical and Arthrosurface acquisitions, we sell our Joint Preservation and Restoration family directly to clinicians, including hospitals and ASCs, through our Anika sales team and large network of independent third-party distributors. During 2020, we completed the initial integration of our U.S. commercial organization including effectively cross training our sales team to sell the consolidated Joint Preservation and Restoration product portfolio. Within this framework, we employ selling models that seek to maximize the benefit for our company and customers, including in certain instances, contracts with group purchasing organizations and certain fixed-price delivery models.

Outside of the United States, we market and sell our products using a worldwide network of commercial partners to provide a solid foundation for future revenue growth and territorial expansion. Our relationships with these partners are generally structured such that we sell our products to these partners directly while they, with global support from our team, perform the in-country sales and marketing activities to drive growth and adoption of our products locally. We expect to generally maintain this model for the foreseeable future, while also selectively evaluating other options and being opportunistic about adopting other sales models, including direct sales, in certain jurisdictions.

We believe that our overall sales approach provides our business with a strong base to drive revenue growth as we continue to grow and scale our commercial infrastructure. We will continue to focus on expanding our own commercial capabilities, including with respect to market access, innovative sales and delivery models, and improved logistics management.

Manufacturing

We manufacture all of our HA-based products, including all of our OA Pain Management products and certain additional products, at our facility in Bedford, Massachusetts, where we have developed significant manufacturing expertise around procedures such as homogenized mixing and filling of highly-viscous liquids and manipulation of solid HA into scaffolds or other presentations. We manufacture most of our soft tissue repair products at our facility in Sarasota, Florida and we manufacture our bone preserving joint products and certain elements of our soft tissue repair portfolio utilizing third-party contract manufacturing organizations.

The raw materials necessary to manufacture our products are generally available from multiple sources. However, we rely on a small number of suppliers for certain key raw materials and a small number of suppliers for certain other materials, components, parts and disposables required for the manufacturing and delivery of these products. The COVID-19 pandemic has impacted our supply chain as the companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, are disrupted, temporarily close or experience worker shortages for a sustained period of time. Any prolonged interruption of operations or significant reduction in the capacity or performance capability at any of our manufacturing facilities, or at any of our key suppliers, could have a material adverse effect on our operations. For additional information on the impact of the COVID-19 pandemic on our manufacturing operations, please refer to the section captioned “Item 1A. Risk Factors—Risks related to the COVID-19 Pandemic. “Our operations are located in areas impacted by the COVID-19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID-19 pandemic”, and “Our global supply chain may be materially adversely impacted due to the COVID-19 pandemic.”

Research and Development

Our research and development efforts consist of the development of new medical applications for our technology platforms, including new implant designs, the development of intellectual property with respect to our technology platforms and new products, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory clearances and approvals, and process development and scale-up manufacturing activities for our existing and new product development initiatives. For 2021, 2020, and 2019, research and development expenses were $27.3 million, $23.4 million and $16.7 million, respectively. The increase in 2021 was primarily due to clinical studies in the United States for Cingal and Hyalofast, certain European post-market clinical studies and regulatory efforts, and activities associated with new product development in our research and development pipeline, including a full year of activities following the acquisitions of Arthrosurface and Parcus Medical in early 2020. We anticipate that we will continue to commit significant resources to research and development activities, primarily for new product development, pre-clinical activities and clinical trials.

Our new product development efforts focus on products in four large and growing orthopedic markets to drive long-term growth: OA pain management, regenerative solutions, sports medicine soft tissue repair and bone preserving joint technologies. In order to better inform and target our research and development investment, we routinely interact with key external stakeholders, including clinicians, to encompass customer and patient insights in our development process that help ensure we bring needed solutions to the market. In the near term, our general new product development will be focused on enhancements to existing products such as Tactoset Injectable Bone Substitute, new soft tissue fixation and regenerative solutions and extremities products like our WristMotion® Total Wrist Arthroplasty product that achieved 510(k) clearance during 2020 from the U.S. Food and Drug Administration (or FDA) and launched commercially in 2021, and clinical development to enable us to commercialize our Cingal and Hyalofast products in the U.S. market (these products are currently sold only outside the United States). As we move forward, we plan to continue to invest in novel and meaningful new products for our target markets based on our core capabilities, including further expanding our regenerative HA technology platform.

Our development focus for OA pain management will continue to be on bringing Cingal, our third-generation, single-injection viscosupplement product, to the U.S. market. While we have conducted previous clinical trials for Cingal, including a trial that supported CE Mark approval for Cingal, the FDA has indicated an additional Phase III trial is necessary to support U.S. regulatory approval. In 2020, we initiated a pilot study to confirm our trial design to increase our probability of success in a Phase III trial and generate data that ultimately will be needed to support FDA approval and clearances. We completed enrollment for the Cingal pilot study in November 2021. We expect to finalize the review of the data related to the pilot trial in the middle of 2022. The results of the data will inform the design of a possible pivotal trial which would be expected to begin thereafter. Given the evolving environment, we will continue to update clinical trial timelines as we have more visibility with respect to the length and regional impacts of the COVID-19 pandemic. For additional information on the impact of the COVID-19 pandemic on our Cingal pilot study, please refer to the section captioned “Item 1A. Risk Factors—Risks related to the COVID-19 Pandemic. The COVID-19 pandemic could adversely impact our development activities, preclinical studies and clinical trials, which could significantly impair our long-term business plans and operating results.”

Development for our Joint Preservation and Restoration product family is focused in several areas. We continue to progress the ongoing clinical trial to support approval in the United States for Hyalofast, our single stage, off the shelf, cartilage repair therapy, currently sold only outside the United States. We are actively pursuing multiple solutions to accelerate patient enrollment, including initiating sites in Mexico, Indonesia, and the Philippines which has been delayed due to COVID-19. We are also focused on the development of additional solutions and line extensions for our soft tissue repair and bone preserving joint technologies business, largely within the faster-growing extremities segments such as the shoulder. These include continued progress on a therapy targeted at rotator cuff repair utilizing our proprietary solid HA technology, as well as other programs that leverage our HA expertise to augment or improve our current offerings.

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

Governmental Regulation

The clinical development, manufacturing, and marketing of our products are subject to governmental regulation in the United States, the European Union, and other territories worldwide. Various statutes, regulations and interpretations thereof, directives, and guidelines, including the Food, Drug, and Cosmetic Act in the United States, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labeling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising, and promotion of our products. Product development and approval/clearance within these various regulatory frameworks can take a number of years and generally involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA and other applicable regulatory bodies.

Medical products regulated by the FDA are generally classified as drugs, biologics, or medical devices, and the current classification standards for our current or future products may be altered over time. Drugs and biologic products undergo rigorous preclinical testing prior to beginning clinical trials. Clinical trials for new drugs or biologic products include Phase I trials in healthy volunteers to understand safety, dosage tolerance, and pharmacokinetics, Phase II trials in a limited patient population to identify initial efficacy and side effects, and Phase III pivotal trials to statistically evaluate the safety and efficacy of the product. Medical devices intended for human use are classified into three categories (Class I, II or III) on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness. Class I devices typically do not require prior approval by a regulatory authority. Class II devices are cleared for marketing under the pre-market notification 510(k) regulatory pathway, which may include clinical testing. Class III devices require pre-market approval based on valid scientific evidence of safety and effectiveness, including evidence elicited through appropriate clinical testing. The failure to adequately demonstrate the quality, safety, and efficacy of a product under development can delay or prevent regulatory approval of the product. In order to gain marketing approval, we must submit to the relevant regulatory authority for review information on the quality aspects of the product as well as the non-clinical and clinical data. The FDA undertakes this review in the United States. Regardless of classification, medical device manufacturers are subject to multiple regulations and standards specifying that a quality system must provide oversight to the design and manufacture of devices intended for human use.

In the European Union, medical devices must be CE Marked in order to be marketed. CE marking a device involves working with a Notified Body, and in some cases a Competent Authority, to demonstrate that the device meets all applicable requirements of the Medical Devices Directive and that the Quality Management System is compliant. Europe’s Medical Device Directive, or MDD, has been replaced by the European Medical Device Regulation, or MDR, enacted in 2017, and became effective in May 2021. MDR requirements will phase in on a product-by-product basis as certifications under MDD lapse and will require all products to undergo review and approval under these new regulations no later than May 2024, which will generally require increased levels of clinical support as compared to MDD requirements. Drug approval in the European Union follows one of several possible processes: (i) a centralized procedure involving members of the European Medicines Agency’s Committee for Medicinal Products for Human Use; (ii) a “mutual recognition procedure” in which an individual country's regulatory agency approves the product followed by “mutual recognition” of this approval by regulatory agencies of other countries; or (iii) a decentralized procedure in which the approval is sought through the regulatory agencies of multiple countries at the same time.

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

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and transparency reporting laws. Similar laws and regulations pertaining to sales, marketing and advertising practices exist in the other geographic areas where we operate.

We are also subject to various laws and regulations concerning data privacy in the United States, Europe, and elsewhere, including the General Data Protection Regulation, or GDPR, in the European Union. These regulations impose several requirements on the processing, administration, security, and confidentiality of personal data and empower enforcement agencies to impose large penalties for noncompliance.

Environmental Laws

We believe that we are in compliance with all foreign, federal, state, and local environmental regulations with respect to our manufacturing facilities. The cost of ongoing compliance with such regulations does not have a material effect on our operations.

Competition

We compete with many companies including large pharmaceutical firms and large and specialized medical device companies across our product lines. For our OA Pain Management products, our principal competitors include Sanofi Genzyme, Zimmer Biomet, Inc., Bioventus Inc., and Ferring Pharmaceuticals, as well as other companies that are commercializing or developing competitive products. Our key competitors for our Joint Preservation and Restoration products include Arthrex, Inc., the DePuy Synthes Companies of Johnson & Johnson, Smith & Nephew PLC., Stryker Corporation, and Zimmer Biomet, Inc., as well as certain smaller organizations that focus on subsets of the larger industry, such as Catalyst OrthoScience, Treace Medical, Paragon 28 and Shoulder Innovations. Many of the larger companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations, and more experience in the regulatory processes than we have. We also compete with academic institutions, government agencies, and other research organizations that may be involved in the research and development and commercialization of products. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

We compete with other market participants primarily on the efficacy of our products, our products’ reputation for safety, and the breadth of our overall product portfolio. Other factors that impact competition in our industry are the timing and scope of regulatory approvals, the availability of manufacturing supplies, raw materials and finished product supply, marketing and sales capability, reimbursement coverage, product pricing, and patent protection. Some of the principal factors that may affect our ability to compete in our target markets include:

●	The quality and breadth of our continued development of our product portfolio;

●	Our ability to complete successful clinical studies and obtain FDA marketing and foreign regulatory approvals prior to our competitors;

●

Our ability to successfully source raw materials and components from suppliers at price points that are in-line with our financial objectives, as well as deliver them on schedule to meet the needs of our operational and commercial organizations;

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

Human Capital Management

We believe that creating a diverse, talented, and inclusive workplace is a central aspect to our culture, employee recruitment, retention and engagement, innovation, operational excellence and overall performance. In turn, this culture and drive for performance is an important factor in our ability to attract and retain key talent. Our culture is centered around our fundamental values of:

●	People: We engage and invest in each other in a community that values diversity and inclusion.

●	Innovation: We are agile and entrepreneurial in developing and delivering meaningful solutions to our healthcare stakeholders within our target markets.

●	Quality: We strive for the highest quality and compliance in everything we do.

●	Teamwork: We operate with mutual respect and trust, and are collaborative as we grow together.

●	Integrity: We live up to our promises and do the right thing, every day.

●	Accountability: We are empowered and accountable to deliver results and value to all of our stakeholders.

Talent Acquisition and Management

Our industry requires complex processes for product development and commercialization, each of which requires deep expertise and experience across a broad array of disciplines. Medical device companies therefore compete for a limited number of qualified applicants to fill specialized positions. This requires competitive compensation and benefits packages and an attractive culture in order to attract and retain skilled employees to support the growth and success of the company.

As of December 31, 2021, we employed 297 fulltime employees in the United States and EMEIA. We expect to continue to add employees in 2022 and beyond as we grow our business.

We believe that our employees’ understanding of how their work contributes to our overall strategy and performance is key to our success. In order to communicate with respect to these important topics in a manner that is engaging to our team, we utilize a variety of channels. These include all-employee town hall meetings with senior management, regular email updates from our chief executive officer and other key members of the executive team, as well as presentations to our employees by invited clinicians, who use our products, participate and share their experiences from a customer’s perspective. In addition, to assess employee perceptions in areas such as inclusion, professional development/training, reward/recognition, equity, engagement and overall organizational satisfaction, we conduct company-wide employee engagement surveys using an external survey platform. Our management team evaluates the results and identifies potential opportunities for improvement. As a result of employee feedback, we have established an employee communications taskforce chartered with improving communications and employee engagement across the business and introduced new e-learning programs to expand employee development.

Diversity, Equity and Inclusion

We are committed to a diverse, equitable and inclusive workplace where all employees, regardless of their gender, race, ethnicity, national origin, age, sexual orientation or identity, education or disability are valued, respected and supported. In 2021, in alignment with our commitment to comply with key elements of the MassBio CEO Pledge for a More Equitable and Inclusive Life Science Industry, we delivered on some of the key deliverables of our multiyear approach. This included the development and communication of a corporate Diversity, Equity and Inclusion Policy Statement as well as the creation of a Diversity Dashboard. The Diversity Dashboard tracks the current diversity within the organization and is shared with the Board of Directors to provide engagement and oversight at the highest levels of the organization. We will continue to enhance the diversity of our workforce through focused talent acquisition goals and development plans.

Employee Development

The ongoing development of our employees continues to be a catalyst for our growth and success as a company. A large number of our employees have obtained advanced degrees in their professions. We support our employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance. We also provide financial support, including tuition reimbursement for qualified programs, as well as access to a broad-based learning management platform for self-directed learning and improvement.

Competitive Pay and Benefits

To attract and retain qualified employees and key talent, we offer our employees total rewards packages consisting of base salary, a cash bonus, and a comprehensive benefit package. We also provide equity compensation for certain employees based on various criteria, including their level within our company. All employees globally are eligible to participate in the annual incentive cash bonus plan or a sales incentive plan which are aligned to both corporate and individual performance. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Our employee stock purchase plan, introduced in 2021, gives eligible employees the opportunity to purchase shares in Anika at a discounted rate. Bravo, our global online employee recognition program, provides the opportunity for both peer to peer and manager to employee recognition, and has been well received by our employees.

Health and Safety

We remain focused on promoting the total wellness of our employees including resources, programs and services to support their physical, mental and financial wellness. As a result of the COVID-19 pandemic, we have augmented certain of our normal business practices to ensure that we promote health and safety for our employees. A cross functional COVID-19 Pandemic Task Force has been in place since the start of the pandemic. We have established safety policies and protocols, and we regularly update our employees with respect to any changes. In 2020, we transitioned much of our workforce to work remotely, in order minimize the risk of infection of those who must be onsite to perform their jobs, including our manufacturing team. We also have adjusted attendance policies to encourage those who may be ill to stay home. To further protect our on-site employees, we have provided personal protective equipment and cleaning supplies. Additionally, we engaged a third-party firm to conduct a proactive facility assessment and upgraded our air filtration systems to be more effective against COVID-19 transmission, thus enhancing the safety of our workforce while on the job. We have also provided general information updates and support for our employees to ensure that they have resources and information to protect their health and that of those around them, including their families and co-workers.

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

Through our acquisitions of Parcus Medical and Arthrosurface in early 2020, we significantly broadened our technology and development platforms and commercialization infrastructure and expanded our addressable market from the global OA pain management market to the substantially larger global joint preservation market. Our future success depends on growth in sales of both our legacy and acquired products. There can be no assurance that such growth can be achieved or, if achieved, sustained. There can be no assurance that, even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

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

There can be no assurance that our current and future, products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our products to achieve significant market acceptance, or our failure to successfully manage future growth, could have a material adverse effect on our business, financial condition, and results of operations.

Substantial competition could materially affect our financial performance.

We compete with many companies, including large pharmaceutical companies and large and specialized medical devices companies, across all of our product lines. For our OA Pain Management products, our principal competitors include Sanofi Genzyme, Zimmer Biomet, Inc., Bioventus Inc., and Ferring Pharmaceuticals, as well as other companies that are commercializing or developing competitive products. Our key competitors for our Joint Preservation and Restoration products include Arthrex, Inc., the DePuy Synthes Companies of Johnson & Johnson, Smith & Nephew PLC., Stryker Corporation, and Zimmer Biomet, Inc., as well as certain smaller organizations that focus on subsets of the larger industry, such as Catalyst OrthoScience, Treace Medical, Paragon 28 and Shoulder Innovations. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations, and more experience in the regulatory process than us. We also compete with academic institutions, government agencies, and other research organizations that are involved in the research and development and commercialization of products similar to our own. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

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

We have historically derived the majority of our revenues from a small number of customers who resell our products to end-users. Most of these customers are significantly larger companies than us. In 2021, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, or Mitek, accounted for 45% of our revenue. While we have started to diversify our sales channels, including through the implementation of a direct commercial model in the United States for our Joint Preservation and Restoration products, we expect to continue to be dependent on a small number of large customers for a substantial portion of our business. The failure of key customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

In addition, if present and future customers terminate their purchasing arrangements with us, significantly reduce or delay their orders, or seek to renegotiate their agreements on terms less favorable to us, our business, financial condition, and results of operations will be adversely affected. If we accept terms less favorable than the terms of the current agreements, such renegotiations may have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have given their relative size and importance to us. Any termination, change, reduction, or delay in orders could seriously harm our business, financial condition, and results of operations. The loss of any one of our major customers, the delay of significant orders from such customers or our inability to timely supply product to these customers (including due to production and shipping delays attributable to supply or staffing shortages during the ongoing COVID-19 pandemic), even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition, and results of operations.

We experience quarterly sales volume variation, which makes our future results difficult to predict and makes period-to-period comparisons potentially not meaningful.

We experience quarterly fluctuations in our product sales as a result of multiple factors, many of which are outside of our control including our arrangement with Mitek which performs the vast majority of the downstream sales and marketing activities to customers and end-users. Therefore, we are subject to fluctuations in Mitek’s sales patterns and corresponding ordering patterns. These quarterly fluctuations create uncertainty as to the volume of sales that we may achieve in a given period. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as an indication of our future performance. Our operating results could be disproportionately affected by a reduction in revenue because a proportionately smaller amount of our expenses varies with our revenue. As a result, our quarterly operating results are difficult to predict, even in the near term.

We rely on a small number of suppliers for certain key raw materials and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our products, and disruption could materially adversely affect our business, financial condition, and results of operations.

Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw materials will continue to be available at current levels or will be sufficient to meet our future needs. The COVID-19 pandemic has impacted, and may continue to impact, our supply chain as the companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, are, or may be, disrupted, temporarily closed or experience worker shortages for a sustained period of time. For example, for the manufacture of bone preserving joint technologies, we engage a single third-party organization as a contract manufacturer. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find sufficient alternative suppliers in a reasonable time-period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

Our manufacturing processes involve inherent risks, and disruption could materially adversely affect our business, financial condition, and results of operations.

The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure, substandard performance of equipment, the inability of production runs to pass internal quality standards, the need to comply with the requirements of directives of government agencies, including the FDA, and the occurrence of natural and other disasters. Such occurrences could have a material adverse effect on our business, financial condition, and results of operations during the period of such operational difficulties and beyond.

We could become subject to product liability claims, which, if successful, could materially adversely affect our business, financial condition, and results of operations.

The testing, marketing, and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against us. Although we have not received any material product liability claims to date and we believe that we have adequate insurance coverage to cover such product liability claims should they arise, there can be no assurance that material claims will not arise in the future or that our insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2021, we had long-lived assets in the amount of $137.8 million. If the fair value of any of our long-lived assets, including those that we acquired in the acquisitions of Arthrosurface and Parcus Medical, decrease as a result of an economic slowdown, a downturn in the markets where we sell products and services, a downturn in our financial performance or future outlook, or other reasons, we may be required to record an impairment charge on such assets. We are required to test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. Impairment charges could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock.

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

We may require additional capital in the future. We cannot give any assurance that such capital will be available at all or on terms acceptable to us, and if it is available, additional capital raised by us could dilute your ownership interest or the value of your shares.

We may need to raise capital in the future depending on numerous factors, including:

●	Market acceptance of our existing and future products;

●

The success and sales of our products under various distributor agreements and other appropriate commercial strategies, including the ability of our partners to achieve third party reimbursement for our products;

●	The successful commercialization of products in development through appropriate commercial models and marketing channels;

●	Progress in our product development efforts;

●	The magnitude and scope of such product development efforts;

●	Any potential acquisitions of products, technologies, or businesses;

●	Progress with preclinical studies, clinical trials, and product approvals and clearances by the FDA and other agencies;

●	Requirement to conduct additional preclinical studies and clinical trials for future products;

●	The cost and timing of our efforts to manage our manufacturing capabilities and related costs;

●	The cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the cost of defending any other legal proceeding;

●	Competing technological and market developments;

●	The development of strategic alliances for the marketing of certain of our products;

●	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;

●	The cost of maintaining adequate inventory levels to meet current and future product demand; and

●	Further expanding our business in international markets.

To the extent funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings, through strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financings may be dilutive to our investors and the terms of any debt financings may contain restrictive covenants, which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets at the time, we seek financing. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

Our license and distribution agreements with Mitek related to Monovisc and Orthovisc provide Mitek with, among other things, the exclusive right to market and sell Monovisc and Orthovisc in the United States, unilateral decision-making authority over the sale, price, and promotion of Monovisc and Orthovisc in the United States, substantial control over the future development of Monovisc and Orthovisc related to the treatment of pain associated with osteoarthritis, a license to manufacture and have manufactured such products in the event that we are unable to supply Mitek with Monovisc or Orthovisc in accordance with the terms of the relevant agreement, and certain rights of first refusal with respect to future products we develop for the treatment of pain associated with osteoarthritis. In exchange, Mitek pays us a transfer price calculated with reference to historical end-user prices in the market and a fixed royalty rate per product on their net product sales. As Mitek accounts for a large percentage of our yearly revenue and has unilateral decision-making authority over in-market activities, including end-user pricing and discounts, reimbursement strategy, and overall promotion strategy, actions taken by Mitek could impact our ability to predict and generate revenue and have a material impact on our business, financial condition, and results of operations.

We may not succeed in our integration and buildout of our direct sales channel in the United States, and our failure to do so could negatively impact our business and financial results.

Beginning in 2019, and with our expanded commercial infrastructure, as a result of the Parcus Medical and Arthrosurface acquisitions, we have sold our Joint Preservation and Restoration family of products directly to customers, including hospitals and ASCs, through our direct Anika sales team and large network of independent third-party distributors. This approach was a departure from our historical distribution model in the United States, and we cannot be certain that we will be successful in implementing and executing on this commercial approach or that, even if we are able to implement it, the approach will be successful at scale. We may not be able to attract or retain the sophisticated personnel required for our approach, to identify or negotiate favorable or acceptable terms with distribution agents, to achieve in-market pricing at the levels we have targeted, to develop and tailor our product portfolio to be specifically desired by clinicians who practice in ASCs, or to timely execute on our strategies for market penetration generally. Our failure to successfully implement and execute on this commercial approach could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition, and results of operations.

Our success is dependent, in part, upon the efforts of our marketing, distribution, and logistics partners, including our sales agent partners in the United States, and the terms and conditions of our relationships with such partners. We cannot assure you that our commercial partners, including Mitek, will not seek to renegotiate their current agreements on terms less favorable to us or terminate such agreements. A failure to maintain relationships with our commercial partners on terms satisfactory to us, or at all, could result in a material adverse effect on our operating results.

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

In the United States and other foreign markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third-party payers, including Medicare, Medicaid, and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. Reimbursement by third party payers, both in the United States and internationally, may depend on a number of factors, including the individual payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary, and not experimental or investigational. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process, which could require us or our marketing partners to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and any failure or delay in obtaining reimbursement approvals can negatively impact sales of our new products. In addition, we cannot be certain that payers who currently provide reimbursement for our products will continue to provide such reimbursement in the future, and such payer decisions could negatively impact the sales of our current or future products.

In addition, third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA, or the applicable foreign regulatory agency, has granted marketing approval. Also, the U.S. Congress, certain state legislatures, and certain foreign governments and regulatory agencies have considered reforms, including, among other items, any material changes to the Affordable Care Act or the potential repeal of reference drug pricing in the United States, which may affect current reimbursement practices and create additional uncertainty about the pricing of our products, including the potential implementation of controls on health care spending through limitations on the growth of Medicare and Medicaid spending. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us. Outside the United States, the success of our products is also dependent in part upon the availability of reimbursement and health care payment systems. Domestic and international reimbursement laws and regulations may change from time to time. Lack of adequate coverage and reimbursement provided by governments and other third-party payers for our products and services, including continuing coverage for Monovisc and Orthovisc in the United States, and any change of classification by the Centers for Medicare and Medicaid Services for reimbursement of Orthovisc and Monovisc, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Product Development and Regulatory Compliance

We are facing a longer than expected pathway to commercialize our Cingal product in the United States, and we may face other unforeseen difficulties in achieving regulatory approval for Cingal, which could affect our business and financial results.

In the second quarter of 2018, we received and analyzed the results of our second Phase III clinical trial for Cingal and found that the data did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between Cingal and the approved steroid component of Cingal at the six-month time point. After discussions, the FDA indicated that an additional Phase III clinical trial would be necessary to support U.S. marketing approval for Cingal. In 2019, we began the design of a pilot study to enable us to evaluate our full-scale Phase III clinical trial design, including patient and site selection criteria, and increase the probability of success for the Phase III trial. In September 2020 the first patient was enrolled in the pilot study. We completed enrollment in the pilot study in November 2021 and we are currently evaluating the clinical results of the study and expect to complete the review of our analysis in the middle of 2022. We cannot guarantee that the results from the pilot study will be successful. If the pilot study is successful, we expect to commence an additional Phase III trial in 2022, but we cannot guarantee the success of any additional Phase III trial. Because the results of the pilot study or any additional Phase III trial, or other unforeseen future developments, could have a substantial negative impact on the timeline for and the cost associated with a potential Cingal regulatory approval, our overall business condition, financial results, and competitive position could be affected.

Failure to obtain, or any delay in obtaining, FDA or other U.S. and foreign governmental approvals for our products may have a material adverse effect on our business, financial condition and results of operations.

Several of our current products under development, and certain future products we may develop, will require clinical trials to determine their safety and efficacy for marketing approval by regulatory bodies, including the FDA. Product development and approval within the FDA and international regulatory frameworks takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the FDA or other regulatory authorities will accept submissions related to our new products or the expansion of the indications of our current products, and, even if submissions are accepted, there can be no guarantee that the FDA or other regulatory authorities will grant approval for our new products, on a timely basis, if at all. In addition to regulations enforced by the FDA, we are subject to other existing and future federal, state, local, and foreign regulations applicable to product approval, which may vary significantly across jurisdictions. Additional approval of existing products may be required when changes to such products may affect the safety and effectiveness, including for new indications for use, labeling changes, process or manufacturing changes, the use of a different facility to manufacture, process or package the device, and changes in performance or design specifications. Failure to obtain regulatory approvals of our products, including any changes to existing products, could have an adverse material impact on our business, financial condition, and results of operations.

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

The FDA and foreign regulatory bodies impose extensive regulations applicable to our operations and products, including regulations governing product and sterilization standards, packing requirements, labeling requirements, quality system and manufacturing requirements, import restrictions, tariff regulations, duties, and tax requirements. We cannot assure you that we will be able to achieve and maintain compliance required for FDA, CE marking, or other foreign regulatory approvals for any or all of our operations and products or that we will be able to produce our products in a timely and profitable manner while complying with applicable requirements.

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

FDA and foreign regulations depend heavily on administrative interpretation, and we cannot assure you that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us. Additionally, any changes, whether in interpretation or substance, in existing regulations or policies, or any future adoption of new regulations or policies by relevant regulatory bodies, could prevent or delay approval of our products. In the event our future, or current, products, including HA generally, are classified, or re-classified, as human drugs, combination products, or biologics by the FDA or an applicable international regulatory body, the applicable review process-related to such products is typically substantially longer and substantially more expensive than the review process to which they are currently subject as medical devices. In 2018, FDA publicly indicated its intent to consider HA products for certain indications for regulation as a drug and has indicated that industry should submit new products or indication expansions to its Office of Combination Products to designate the appropriate FDA office for review. There exists uncertainty with respect to the final interpretation, implementation, and consequences of this development, and this or any other potential regulatory changes in approach or interpretation similar in substance to those mentioned in this paragraph and affecting our products could materially impact our competitive position, business, and financial results.

Additionally, the implementation of the new European Medical Device Regulation, or EU MDR, which was fully put into effect in 2021, is expected to change several aspects of the existing regulatory framework in Europe. Specifically, the EU MDR will require changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification, or UDI, for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. Approvals for certain of our currently marketed products could be curtailed or withdrawn as a result of the implementation of EU MDR, and acquiring approvals for new products could be more challenging and costly. We are currently reviewing our products that we are currently selling in European markets as to the impact of EU MDR. There may be products that we may not continue to market in Europe as expected demand may not be worth the cost of this regulatory compliance. Compliance with this and any other requirements could be time consuming and costly, and our failure to comply may subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

We may rely on third parties to support certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our products, and our business could be substantially harmed.

We have hired experienced clinical development and regulatory staff, and we have also retained the services of knowledgeable external service providers, including consultants and clinical research organizations, to develop and supervise our clinical trials and regulatory processes. Despite our internal investment in staffing, we will remain dependent upon these third-party contract research organizations and consultants to carry out portions of our clinical and preclinical research studies and regulatory filing assistance for the foreseeable future. As a result, we have had and will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events, and the management of data developed through the trials than would be the case if we were relying entirely on our own staff. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. Failure by these third parties to comply with regulatory requirements or to meet timing expectations may require us to repeat clinical or preclinical trials, which would delay the regulatory approval process, or require substantial unexpected expenditures.

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

Through our acquisitions of Parcus Medical and Arthrosurface, we expanded our product portfolio and pipeline, diversified our business, expanded our commercial infrastructure, entered new markets, and increased the scope of our operations and the number of our employees. The continued successful integration of these other companies into our operations is critical to our future financial performance. This will require that we continue to integrate more closely the companies’ product offerings and research and development capabilities, retain key employees, assimilate diverse corporate cultures, further integrate management and financial information systems, consolidate the acquired operations and manage geographically dispersed operations, among other things, each of which could pose significant challenges. The difficulty of combining the acquired companies with our company may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave. To succeed in the market for joint preservation and restoration, we must also invest additional resources, primarily in the areas of sales and marketing, to extend name recognition and increase market share.

The integration of the two acquired companies into our operations has taken longer than originally anticipated and has required more effort and expense than was originally planned. This has resulted, and may continue to result, in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. There may be increased risk due to the ongoing integration of financial reporting and internal control systems. Any diversion of the attention of management created by the integration process, any disruptions or other difficulties encountered in the integration process, and unforeseen liabilities or unanticipated problems with the acquired businesses could have a material adverse effect on our business, operating results and financial condition. While we are working diligently to complete integration activities, employee disruptions, production and communication challenges and management diversion created by the COVID-19 pandemic present particular challenges to our continued integration of Arthrosurface and Parcus Medical and have made it more challenging than anticipated to effectively and timely complete our integration goals. We recorded an impairment to goodwill in 2020 and a reduction in the fair value of contingent consideration in connection with the acquisitions that was driven in part by an increase in the significant effect that COVID-19 has had and is expected to continue to have an impact on near-term cash flows of our new subsidiaries.

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

Since we manufacture our products for sale worldwide, our business is subject to risks associated with doing business internationally. During 2021, 2020, and 2019, 23%, 21%, and 21%, respectively, of our product sales were to international customers. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

●	The impact of recessions and other economic conditions in economies, including impact of COVID-19 pandemic, outside the United States;

●	Instability of foreign economic, political, and labor conditions;

●	Unfavorable labor regulations applicable to our European operations, such as severance and the unenforceability of non-competition agreements in the European Union;

●	The impact of strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, or other collective bargaining disputes;

●	Difficulties in complying with restrictions imposed by regulatory or market requirements, tariffs, or other trade barriers or by U.S. export laws;

●	Imposition of government controls limiting the volume of international sales;

●	Longer accounts receivable payment cycles;

●	Potentially adverse tax consequences, including, if required or applicable, difficulties transferring funds generated in non-U.S. jurisdictions to the United States in a tax efficient manner;

●	Difficulties in protecting intellectual property, especially in international jurisdictions;

●	Difficulties in managing international operations; and

●	Burdens of complying with a wide variety of foreign laws, including MDR and GDPR among others.

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

Our efforts to enforce our intellectual property rights may not be successful. We rely on a combination of copyright, trademark, patent, and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. Our success will depend, in part, on our ability to obtain and enforce patents and trademarks, to protect trade secrets, to obtain licenses to technology owned by third parties when necessary, and to conduct our business without infringing on the valid proprietary rights of others. The patent positions of pharmaceutical, medical product, and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection or commercial advantage or will not be circumvented by others. Filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others, and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that, in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or patent review process could cause us to lose exclusivity covered by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies or marketing the products covered by such rights, we could be subject to significant liabilities to such third party, and we could be required to license technologies from such third party in order to continue production of the products. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We intend to seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is appropriate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents, or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

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

The coronavirus has impacted the social and economic framework globally. Our administrative, research and development, and manufacturing operations are principally performed at our U.S. facilities in Massachusetts and Florida. Though our Italian operations represent a relatively small percentage of our consolidated business, we conduct commercial activity, product development, sales, logistics, inventory management and supply chain activities, and other services in our office in Padova, Italy. Our business operations in the United States and Italy are subject to potential business interruptions arising from protective measures that have been taken by Italian, U.S., Massachusetts and Florida regulators and other government agencies. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in both the United States and Italy. Our commercial day-to-day operations have been significantly impacted by the worldwide cancellation or delay of elective procedures in hospitals and ASCs, and timelines associated with certain clinical studies and research and development programs have been delayed.

Stay-at-home orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, our or our suppliers’ ability to hire employees and other extended periods of interruption to our business have resulted in disruptions to our operations, caused us to cease or delay operations, and prevented our customers from receiving shipments or processing payments. All of these impacts could continue as COVID-19 continues to impact our business. To mitigate the spread of COVID-19, we have transitioned a significant portion of our employee population to a remote work environment, but employees who are unable to work remotely continue to work at our facilities. There can be no assurances that the safety measures we have implemented will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become sick or otherwise unable to continue working during the current or any future epidemic, our operations may be harmed. Also, the remote work environment may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 pandemic have caused or could cause us to lose revenue and market share, which has depressed and could continue to depress our financial performance and may be difficult to recapture. Travel restrictions within, to or from the United States United, Kingdom and Italy have negatively impacted the ability of our employees to do their jobs effectively and efficiently, including impacting our employees’ abilities to meet with clinicians and present and train them on our products. If travel continues to be restricted or inadvisable, these negative impacts could continue. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic have impacted, and are continuing to impact, the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities.

In addition, the COVID-19 pandemic and related economic uncertainties has increased challenges associated with hiring highly skilled and experienced employees and may continue to create challenges and/or adversely impact employee retention due to the additional financial, family, and health burdens that many employees may be experiencing. Our industry’s highly competitive market for skilled workers and leaders may negatively affect our ability to retain qualified employees. Losing members of our senior management and other highly skilled personnel could prevent us from achieving our business objectives or divert management’s attention to seeking qualified replacements and ensuring seamless transitions.

The COVID-19 pandemic has resulted in a significant reduction in the number of elective surgeries being performed, and has slowed the pace of new product approvals by current and potential customers, which has decreased the usage of, and revenue from, certain of our products.

A significant portion of the demand for our products results from the usage of our products in elective surgeries. Elective surgeries have been curtailed a number of times during COVID-19 since 2020, including variant surges in 2021 in many parts of the globe due to restrictions on surgeries put in place by governments or healthcare providers, staffing shortages, and positive COVID-19 diagnoses or quarantines. While many restrictions have eased with COVID-19 vaccines now becoming available, the elective surgery market faced additional pandemic-related challenges in the second half of 2021 due to regional surges in COVID-19 Delta variant cases and staffing shortages. In December 2021, the COVID-19 Omicron variant prompted additional government restrictions on elective procedures, led to additional COVID-19 diagnoses, and created additional surgical staffing challenges.

Although the rate of elective procedures has started to increase in some locations, the systemic limits on elective surgery capacity negatively impacted our revenue and operating results. In addition, primarily as a result of the impacts of COVID-19 including stay-at-home orders and other attempts to limit in-person meetings, hospitals and ASCs have at times delayed having meetings of their committees to review and approve the introduction of new products into their facilities. As we are focused on growing our business by introducing new products to existing and new hospital and ASC customers, the inability to have our products timely reviewed and approved by these customers has also negatively impacted our revenue and operating results. It is uncertain whether elective surgeries will continue to be negatively impacted or halted again in the future by a resurgence of COVID-19 or when our customers or potential customers will start reviewing and approving new products again on a more regular cadence. There remains uncertainty in light of ongoing infection rates in many areas of the United States and in various international jurisdictions. Procedure volumes have not yet returned to pre-COVID-19 levels and there is no guarantee that the recent positive trends will continue. As a result, elective procedures may yet again decline, and the ability to get our products timely reviewed and approved by customers may continue to be challenged, especially in geographies with substantial COVID-19 infection rates or policies that cause staffing shortages. Globally, the pace of recovery will be phased and regionally determined based on local orders and the overall impact of COVID-19. A continuation of the decreased level of elective procedures due to COVID-19, or the continued slower pace of new product approvals, will result in a loss of sales and profits and other material adverse effects on our business and operating results.

The COVID-19 pandemic could adversely impact our development activities, preclinical studies and clinical trials, which could significantly impair our long-term business plans and operating results.

Our preclinical activities and clinical trials for our product candidates are planned in geographies that are currently affected by COVID-19. The timely initiation and completion of our preclinical and development activities and clinical trials depend upon the availability of facility access, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, all of which may be adversely affected by the COVID-19 pandemic. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. The COVID-19 global pandemic has had and may continue to have a sustained impact on our ability to recruit, enroll and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to study sites during the pandemic. Additionally, COVID-19 related study site policies, including performing elective procedures, may create delays or setbacks in our ability to continue to enroll or to treat patients. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Factors resulting from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and the planned activities related to our clinical trials, as well as our business generally, include:

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

We rely upon the facilities of our global suppliers to support our business. The COVID-19 pandemic has resulted in significant governmental measures in many countries being implemented to control the spread of COVID-19, including restrictions on manufacturing and the movement of employees. As a result of COVID-19 and the measures designed to contain its spread, certain of our suppliers have not had the materials, capacity, or capability to supply our needed materials and other supplies that we require to manufacture our products according to our schedule and specifications. It is uncertain whether and to what extent these supply chain challenges will continue as the COVID-19 pandemic continues to evolve. Further, logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands may cause delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive or require approval from regulatory agencies which could cause further delays. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. If the duration of the production and supply chain disruptions continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

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

ITEM 2. PROPERTIES

We maintain leases on six facilities, including our corporate headquarters location in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development, and manufacturing space. The lease on this facility contains multiple extension options that allow us to extend the term through October 2038. Our other lease locations are in Franklin, Massachusetts, Sarasota, Florida, Warsaw, Indiana and Padova, Italy. These additional facilities provide us with an aggregate of over 80,000 square feet of additional space and have terms expiring between 2022 and 2032, subject to certain renewal provisions contained within the lease agreements.

See Note 9, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our specific leaseholds.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

On October 21, 2021, we received notice that the former unitholders of Parcus Medical had filed a request for arbitration regarding the earnout provisions agreed to in the Parcus Medical Merger Agreement. We have engaged in the arbitration process and do not anticipate a resolution during 2022. We are unable to estimate the potential liability with respect to this matter at this time. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the matter, including the significant number of legal and factual issues still to be resolved in the arbitration process. We intend to vigorously defend against the claims, and we believe that we have strong defenses to the claims asserted.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock has traded on the NASDAQ Global Select Market since November 25, 1997, under the symbol “ANIK.” At December 31, 2021, the closing price per share of our common stock was $35.83 as reported on the NASDAQ Global Select Market, and there were 111 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater, due to shares being held by intermediaries.

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

Performance Graph

Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on December 31, 2016 in our common stock and each of the indices. Past performance is not indicative of future results.

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Anika Therapeutics, Inc.	$100.00	$110.11	$68.65	$105.90	$92.44	$73.18
NASDAQ Composite Index	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63
NASDAQ Biotechnology Index	$100.00	$121.06	$109.77	$136.56	$171.64	$170.55

Issuer Purchases of Equity Securities

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases which represents the maximum value of shares that may yet be purchased. No open market repurchases were made during the year ended December 31, 2021. Please see Note 16, Accelerated Share Repurchases to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

Consistent with the amendments to Regulation S-K, information previously required by this item is no longer required. For our historic financial data not included in this Annual Report on Form 10-K, please refer to the “SEC Filings” section of our website located at http://www.anika.com.

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

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis, or OA, pain management, regenerative solutions, sports medicine soft tissue repair and bone preserving joint technologies.

We have thirty years of global expertise developing, manufacturing and commercializing products based on our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

In early 2020, we expanded our overall technology platform, product portfolio, and significantly enhanced our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, a sports medicine and instrumentation solutions provider focused on soft tissue repair, and Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. Through these acquisitions, we have transformed our company. We expanded our addressable market from the over $1 billion global OA pain management market to the over $8 billion global joint preservation market (which includes the faster growing sports medicine soft tissue repair and extremities segments), advanced our commercial capabilities, instituted systems and process to support our transformation, and expanded our product pipeline and research and development expertise in our target markets.

As we look towards the future, our business is positioned to capture value within our target market of joint preservation. We believe our success will be driven by our:

●

Decades of experience in HA-based regenerative solutions and early intervention orthopedics combined under new seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine soft tissue repair products;

●	Leveraging our global commercial expertise to drive growth across the portfolio, with an intentional site of care focus on ASCs in the United States;

●

Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions, technology licensing, and leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

For additional information regarding our business, please refer to “Item 1. Business” of this Annual Report on Form 10-K.

Key Developments during the Year Ended December 31, 2021

●	We completed enrollment of the U.S. pilot clinical trial of Cingal, our combination viscosupplement / steroid product for OA pain management.

●

We completed market launch of Tactoset Injectable Bone Substitute for augmentation of suture anchor fixation. This new indication allows surgeons to use Tactoset for hardware fixation due to insufficient bone quality, increasing pull-out strength of suture anchors.

●

We launched a focused effort to advance our ESG strategy by completing an in-depth “Materiality Assessment” validating key environmental, social and governance issues of greatest importance to stakeholders.

●

We completed market launch of WristMotion Total Wrist Arthroplasty (TWA) system focused on alleviating pain and restoring full range of motion for patients with arthritic wrist joints; WristMotion TWA, along with WristMotion Hemiarthroplasty System, provide surgeons with multiple innovative and bone preserving treatment options for different stages and severities of wrist arthritis.

●	We received 510(k) clearance for a reverse shoulder implant system. This clearance sets the stage for the development and expansion of our shoulder implant portfolio targeted for the ASC.

●	We rolled out Anika’s ERP system, SAP, to legacy Parcus and Arthrosurface operations, providing additional operational capabilities in support of our growth strategy.

COVID-19 Pandemic

As discussed more fully in the section captioned “Results of Operations – Year ended December 31, 2021 compared to year ended December 31, 2020” below, the COVID-19 pandemic impacted our full year financial condition and operations. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. There has been significant volatility in our results on a quarterly basis due to the worldwide cancellation or delay of elective procedures, staffing shortages and supply chain disruptions, as well as the impact on timelines associated with certain clinical studies. While elective procedure volume had a limited recovery after the initial pandemic impacts seen in the early parts of second quarter of 2020 due to the easing of COVID-19 related restrictions in certain jurisdictions, areas of the United States and other countries have recently seen, and continue to see, fluctuating infection rates increasing as the result of emerging variants of COVID-19. Continuing fluctuations in infection rates in the United States and other countries make future results difficult to predict despite recent advances in the vaccination rates of certain parts of the population. Please see the section captioned “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information with respect to the risks faced by our business in light of the COVID-19 pandemic. As a result of the COVID-19 pandemic, we have taken many precautions to provide a safe work environment for our employees and customers, including the establishment and implementation of a work from home policy, where possible. Despite increasing vaccination rates and other efforts to return to a more normalized business environment, the pandemic continues to have an impact on our business in certain jurisdictions and a resurgence of COVID-19 as a result of emerging variants or other factors, as has occurred in certain jurisdictions, could result in additional government lockdowns or other restrictions, quarantine requirements, staffing shortages or supply chain disruptions that could impact our business and operations. We may also have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. We have had some disruption in our ability to supply products to our customers due to supply chain disruptions and staffing shortages which has caused back orders or delays in certain shipments to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellations and/or delays of elective procedures and restrictions on travel for both our employees and our clinician customers, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions or other challenges associated with infections, staffing shortages or supply chain disruptions due to COVID-19 and it current or new variants in certain jurisdictions. The impact of these challenges are currently unknown, but could be significant.

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc, Orthovisc, Cingal, and Hyvisc, our injectable, HA-based viscosupplement offerings that are indicated to provide pain relief from osteoarthritis conditions.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of: (a) our portfolio of over 150 bone preserving joint technology products, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease; (b) our line of sports medicine soft tissue repair solutions used to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease; and (c) our orthopedic regenerative solutions products, including Hyalofast and Tactoset.

Non-Orthopedic

Our Non-Orthopedic product family consists of legacy HA-based products that are marketed principally for non-orthopedic applications, including our adhesion barrier product, advanced wound care products, our ear, nose and throat products, and our ophthalmic products.

For additional information with respect to our products, including information related to how they are sold and new product development initiatives, please see the sections captioned “Products,” “Sales Channels,” and “Research and Development” contained within “Part I. Item I. Business” of this Annual Report on Form 10-K.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Statement of Operations Detail

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$147,794	$130,457	$17,337	13%
Cost of revenue	64,851	61,431	3,420	6%
Gross profit	82,943	69,026	13,917	20%
Gross margin	56%	53%
Operating expenses:
Research & development	27,327	23,431	3,896	17%
Selling, general & administrative	74,096	60,063	14,033	23%
Goodwill impairment	-	42,520	(42,520)	(100% )
Change in fair value of contingent consideration	(21,095)	(28,666)	7,571	(26% )
Total operating expenses	80,328	97,348	(17,020)	(17% )
Income (loss) from operations	2,615	(28,322)	30,937	109%
Interest and other expense, net	(188)	(302)	114	(38% )
Income (loss) before income taxes	2,427	(28,624)	31,051	108%
Benefit from income taxes	(1,707)	(4,642)	2,935	(63% )
Net income (loss)	$4,134	$(23,982)	$28,116	117%

Revenue

Revenue for the year ended December 31, 2021 was $147.8 million, an increase of $17.3 million, or 13%, compared to prior year. The increase in revenue was primarily driven by partial recovery from the initial impact of the COVID-19 pandemic on sales volumes and related strategic partner ordering patterns as well as from growing commercial adoption of new products. The increase for 2021 was also in part due to inclusion of full first quarter results of Parcus Medical and Arthrosurface, which we acquired on January 24, 2020 and February 3, 2020, respectively.

The following table presents product revenue by product family for fiscal years 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change

OA Pain Management	$89,503	$83,029	$6,474	8%
Joint Preservation and Restoration	48,588	39,368	9,220	23%
Non-orthopedic	9,703	8,060	1,643	20%
	$147,794	$130,457	$17,337	13%

Revenue from our OA Pain Management product family increased 8% for the year ended December 31, 2021, as compared to prior year, due primarily to partial recovery from the initial impact of the COVID-19 pandemic on sales volumes and related strategic partner ordering patterns.

Revenue from our Joint Preservation and Restoration product family increased 23% for the year ended December 31, 2021, as compared to prior year, due primarily to organic growth as the initial impact of the COVID-19 pandemic on elective procedures begins to lift in various worldwide jurisdictions, especially in the United States during 2021. We also saw rapidly growing commercial adoption of new regenerative, soft tissue and bone sparing joint products introduced in 2019, 2020 and 2021. The increase was also due in part to the inclusion of full year results from Parcus Medical and Arthrosurface which were acquired in the first quarter of 2020.

Revenue from our non-orthopedic product family increased 20% for the year ended December 31, 2021, as compared to prior year, primarily due to timing of distributor sales as well as due to higher revenues from legacy products during the first quarter.

Gross Profit and Margin

Gross profit for the year ended December 31, 2021 was $82.9 million, or gross margin of 56%, as compared with $69.0 million, or gross margin of 53%, for the year ended December 31, 2020. The increase in gross profit for the year ended December 31, 2021, primarily resulted from revenue growth and lower amortization of inventory step up costs related to the Arthrosurface and Parcus Medical acquisitions. This increase was partially offset by higher product rationalization charges, as well as lower production levels and increased reserves caused in part by staffing and supply chain challenges resulting from the COVID-19 pandemic. Gross margin includes the impact of inventory step-up associated with the Arthrosurface and Parcus Medical acquisitions, as well as acquisition-related amortization expenses. These expenses together increased cost of revenue by $12.7 million, or 9 points of gross margin, for the year ended December 31, 2021 as compared to increased cost of revenue of $16.9 million, or 13 points of gross margin for the same periods in 2020.

Research and Development

Research and development expenses for the year ended December 31, 2021 were $27.3 million, an increase of $3.9 million, or 17%, as compared to the prior year, primarily due to product development activities associated with the development of new product candidates in our research and development pipeline, execution of the Cingal pilot study and Hyalofast clinical trial.

For additional information on our research and development activities, please see the section captioned “Part I. Item 1. Business—Research and Development” in this Annual Report on Form 10-K.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses for the year ended December 31, 2021 were $74.1 million, an increase of $14.0 million, or 23%, as compared to the prior year. The increase in SG&A expenses for the year ended December 31, 2021 was primarily related to full period expenses from Parcus Medical and Arthrosurface, expansion of our commercial capability in the United States and expanded marketing activities and other operational capabilities to support the growing business needs, higher stock based compensation expense, and a non-cash loss on disposal of fixed assets, partially offset by the absence of transaction costs incurred in 2020 related to acquisitions of Parcus Medical and Arthrosurface. Certain activities were curtailed in the year ended December 31, 2020 due to cost optimization in light of the early stages of the COVID-19 pandemic.

Goodwill Impairment Charge

We assess goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. U.S. government policy responses to the COVID-19 pandemic and the resulting changes in healthcare guidelines caused a temporary suspension of domestic elective surgical procedures. As a result of these events during 2020, we experienced decreases in immediate term revenue and related cash flows which directly impacted the Parcus Medical and Arthrosurface reporting unit. The results of the interim and annual impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash goodwill impairment charge of $42.5 million was recorded in 2020. There were no goodwill impairment charges during 2021.

Contingent Consideration Fair Value Change

In the year ended December 31, 2021, we recorded a $21.1 million net benefit related to the change in fair value of our contingent consideration liabilities incurred associated with the acquisition of Parcus Medical and Arthrosurface in 2020. The liability for contingent consideration is remeasured at each reporting period until the contingency is resolved. The decrease in fair value of the contingent consideration was due primarily to the decrease in the likelihood that certain contingent milestones would be achieved or because certain contingent milestones were not achieved. Also, in July 2021, we made a regulatory milestone payment in connection with the Arthrosurface acquisition in the amount of $10.0 million upon obtaining a regulatory clearance for a reverse shoulder implant system.

Income Taxes

The benefit from income taxes was $1.7 million for the year ended December 31, 2021, resulting in an effective tax rate of (70.4%). The benefit from income taxes was $4.6 million for the year ended December 31, 2020, resulting in an effective tax rate of 16.2%. The net change in the effective tax rate for the year ended December 31, 2021, as compared to the prior year, was primarily due to lower income before tax in 2021, favorable state tax apportionment, a $0.9 million tax benefit on the decrease in the fair value of contingent consideration and the release of a valuation allowance initially recorded in 2020 in the amount of $0.9 million due to increased likelihood regarding the realizability of certain net deferred tax assets in Italy.

Net Income (Loss)

For the year ended December 31, 2021, net income was $4.1 million, or $0.28 per diluted share, compared to net loss of $24.0 million, or $1.69 per diluted share, for the prior year. The increase in net income and diluted earnings per share was primarily due to increased revenue, reduction in the fair value of contingent consideration and the absence of goodwill impairment charges, partially offset by higher operating expenses primarily driven by increased spending to expand our commercial capability in the United States and development of new products and clinical trial activity.

Non-GAAP Financial Measures

We present certain information with respect to adjusted gross profit and adjusted gross margin, adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or EBITDA, adjusted net income, adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted gross profit and adjusted gross margin, adjusted EBITDA, adjusted net income, adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making.

Adjusted Gross Profit and Adjusted Gross Margin

We define adjusted gross profit as our gross profit excluding amortization of certain acquired intangible assets, the impact of inventory fair-value step up associated with our recent acquisitions and certain product rationalization charges. The amortized assets contribute to revenue generation, and the amortization of such assets will likely continue in future periods until such assets are fully amortized. These assets include the fair value of certain identified assets acquired in acquisitions, including developed technology and acquired tradenames. We define adjusted gross margin as adjusted gross profit divided by total revenue.

The following is a reconciliation of adjusted gross profit to gross profit for the years ended December 30, 2021 and 2020, respectively:

	Years Ended December 31,
	2021	2020
Gross profit	$82,943	$69,026
Product rationalization charges	2,445	1,920
Acquisition related intangible asset amortization	6,248	5,844
Acquisition related inventory step up	6,465	11,082
Adjusted gross profit	$98,101	$87,872

Adjusted gross margin	66%	67%

Adjusted gross profit for the year ended December 31, 2021 increased $10.2 million to $98.1 million representing 66% of revenue. Adjusted gross profit for the year ended December 31, 2020 was $87.9 million, or 67% of revenue. This increase in adjusted gross profit for the year ended December 31, 2021 as compared to 2020, primarily resulted from higher revenue due to organic growth of revenues as COVID-19 pandemic related restrictions started lifting in various worldwide jurisdictions, especially in the United States, as well as the inclusion of full period results from Parcus Medical and Arthrosurface in 2021 as we acquired these businesses in early 2020. The decrease in adjusted gross margin for the year ended December 31, 2021 as compared to 2020, is due primarily to unfavorable production volumes and increased reserves caused partially by supply chain and staffing challenges, due largely to the impact of the COVID-19 pandemic.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income (loss) excluding interest and other income, net, income tax benefit (expense), depreciation and amortization, stock-based compensation, product rationalization, and acquisition-related expenses. We have also excluded the impacts of goodwill impairment charges and changes in the fair value of contingent consideration associated with our acquisition transactions in early 2020.

Adjusted EBITDA is not prepared in accordance with US GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with US GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest US GAAP equivalent. Some of these limitations are:

•

adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

•

we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our employee compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary and bonus expense included in operating expenses likely would be higher, which would affect our cash position;

•

we exclude acquisition related expenses, including transaction costs and other related expenses, amortization and depreciation of acquired assets in recent acquisitions, and the impact of inventory fair-value step up on cost of revenue;

•

we exclude certain impairment charges, including impairment related to In-Process Research and Development, or IPR&D, assets, certain product rationalization charges as a result of managing our financial position in light of our recent acquisitions, the impact of COVID-19 and changing regulatory requirements;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;

•

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of adjusted EBITDA to net income (loss) for the years ended December 31, 2021 and 2020, respectively:

	Years Ended December 31,
	2021	2020
Net income (loss)	$4,134	$(23,982)
Interest and other expense, net	188	302
Benefit from income taxes	(1,707)	(4,642)
Depreciation and amortization	7,169	6,844
Stock-based compensation	11,085	5,386
Product rationalization charges	2,445	2,892
IPR&D impairment	600	1,414
Acquisition related expenses	-	4,168
Acquisition related intangible asset amortization	7,148	6,620
Acquisition related inventory step up	6,465	11,082
Goodwill impairment	-	42,520
Change in fair value of contingent consideration	(21,095)	(28,666)
Adjusted EBITDA	$16,432	$23,938

Adjusted EBITDA for year ended December 31, 2021, decreased $7.5 million as compared to 2020. The decrease in adjusted EBITDA was primarily due to an increase in operating expenses largely attributable to expansion of our commercial capability in the United States and an increase in clinical trial activity, both of which had been largely curtailed during 2020 in response to the COVID-19 pandemic, as well as a non-cash impairment charge related to fixed assets, partially offset by an increase in revenue.

Adjusted Net Income (Loss) and Adjusted EPS

We present information below with respect to adjusted net income (loss) and adjusted EPS. We define adjusted net income (loss) as our net income (loss) excluding acquisition-related expenses, amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue and the impacts of goodwill impairment charges and changes in the fair value of contingent consideration, as well as certain impairment charges, including impairment related to IPR&D assets and non-cash product rationalization charges, each on a tax effected basis. Acquisition related expenses are those that we would not have incurred except as a direct result of acquisition transactions. Acquisition related expenses consist of investment banking, legal, accounting, and other professional and related expenses. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired tradenames. We define adjusted EPS as US GAAP diluted earnings per share excluding the above adjustments to net income (loss) used in calculating adjusted net income (loss), each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income (loss) to net income (loss) for the years ended December 31, 2021 and 2020, respectively:

	Years Ended December 31,
	2021	2020
Net income (loss)	$4,134	$(23,982)
Product rationalization charges, tax effected	1,830	2,376
IPR&D impairment, tax effected	448	1,414
Acquisition related expenses, tax effected	-	3,146
Acquisition related intangible asset amortization, tax effected	5,386	4,997
Acquisition related inventory step up	4,810	8,365
Goodwill impairment, tax effected	-	37,702
Change in fair value of contingent consideration, tax effected	(16,979)	(23,872)
Adjusted net income (loss)	$(371)	$10,146

The following is a reconciliation of adjusted EPS to diluted earnings (loss) per share for the years ended December 31, 2021 and 2020, respectively (in thousands, expect per share data):

	Years Ended December 31,
	2021	2020
Diluted earnings (loss) per share	$0.28	$(1.69)
Product rationalization charges, tax effected	0.13	0.17
IPR&D impairment, tax effected	0.03	0.10
Acquisition related expenses per share, tax effected	-	0.22
Acquisition related intangible asset amortization, tax effected	0.37	0.35
Acquisition related inventory step up	0.33	0.59
Goodwill impairment, tax effected	-	2.65
Change in fair value contingent consideration, tax effected	(1.16)	(1.68)
Adjusted diluted earnings (loss) per share	$(0.02)	$0.71

Adjusted net income (loss) in 2021, decreased $10.5 million as compared to 2020. The decrease in adjusted net income for the period was primarily due to an increase in selling and marketing expenses primarily attributable to increased cost to support our commercial capability in the United States, an increase in research and development expenses, an increase in share-based compensation expense due largely to forfeitures of unvested shares during the comparable period, a non-cash impairment charge related to fixed assets, production volumes and supply chain and staffing challenges, as well as a decrease in tax benefits.

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

Revenue

Revenue for the year ended December 31, 2020 was $130.5 million, an increase of $15.9 million, or 14%, compared to prior year. This increase was primarily driven by growth in our Joint Preservation and Restoration product family, as a result of our acquisitions of Parcus Medical and Arthrosurface in early 2020, offset by a decrease in revenue from our OA Pain Management products due to the impact of the COVID-19 pandemic on elective procedure volumes worldwide.

The following table presents product revenue by product family for fiscal years 2020 and 2019 (dollars in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change

OA Pain Management	$83,029	$103,466	$(20,437)	(20%)
Joint Preservation and Restoration	39,368	2,070	37,298	1801%
Non-Orthopedic	8,060	8,976	(916)	(10%)
	$130,457	$114,512	$15,945	14%

Revenue from our OA Pain Management product family decreased, primarily due to the worldwide impact of the COVID-19 pandemic on elective procedure volumes. Revenue from our Joint Preservation and Restoration products increased primarily from the addition of revenue from the Arthrosurface and Parcus Medical product portfolios following their early 2020 acquisition by us, offset in part by the impact of the COVID-19 pandemic on elective surgery procedure volumes worldwide. Revenue from our Non-Orthopedic product family decreased due to the impact of the COVID-19 pandemic on procedure volumes worldwide. Revenue for the year ended December 31, 2019 includes licensing related revenue in the amount of $0.1 million which was zero in 2020.

Gross Profit and Margin

Gross profit for the year ended December 31, 2020 was $69.0 million, or gross margin of 53%, as compared with $85.9 million, or gross margin of 75%, for the year ended December 31, 2019. The decrease in gross margin was primarily due to the inventory step-up associated with the Arthrosurface and Parcus Medical acquisitions, as well as acquisition-related amortization expenses, which together increased cost of revenue by $16.9 million, or 13 points of gross margin, for the year ended December 31, 2020. Gross margin also decreased due to lower volumes as a result of the COVID-19 pandemic. In addition, during the year ended December 31, 2020, gross profit decreased due to a non-cash inventory impairment charge of $1.9 million following our determination not to pursue CE Mark renewals for certain of our legacy HA-based products primarily in the Non-Orthopedic product family.

Research and Development

Research and development expenses for the year ended December 31, 2020 were $23.4 million, an increase of $6.8 million, or 41%, as compared to the prior year, primarily due to activities associated with new product development in our research and development pipeline, including those related to Parcus Medical and Arthrosurface following their acquisition in the first quarter of 2020, as well as preparation and initial execution activities for the Cingal Pilot study and certain European post-market clinical studies to support CE Mark approvals for our products, Hyalofast clinical study activities, and IPR&D impairment charges related to Hyalonect and Hyalobone projects.

For additional information on our research and development activities, please see the section captioned “Part I. Item 1. Business—Research and Development” in this Annual Report on Form 10-K.

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

Concentration of Risk

We have historically derived the majority of our revenue from a small number of customers, most of whom resell our products to end-users and are significantly larger companies than us. For the year ended December 31, 2021, Mitek accounted for 45% of revenue, as compared to 49% in prior year. While we believe that our expanded commercial infrastructure will substantially diversify our revenue base, we expect to continue to be dependent on a small number of large customers, especially Mitek, for a sizeable portion of our revenues in the near-term future. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect could materially impact our business.

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

See Note 13, Revenue by Product Family, by Significant Customer and by Geographic Location; Geographic Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding significant customers.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $94.4 million and $98.3 million, and working capital totaled $138.7 million and $140.5 million, at December 31, 2021 and 2020, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

We entered into a Third Amendment to Credit Agreement, on November 12, 2021, with Bank of America N.A. as administrative agent, amended and restated our existing revolving line of credit agreement dated October 24, 2017 and provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As a precautionary measure at the beginning of the COVID-19 pandemic, we executed a drawdown of $50.0 million in April 2020, all of which we repaid during the year ended December 31, 2020. As of December 31, 2021, and 2020, there were no outstanding borrowings and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash provided by (used in)
Operating activities	$8,397	$13,065	$37,005
Investing activities	(3,118)	(71,264)	39,691
Financing activities	(6,779)	(3,774)	(8,142)
Effect of exchange rate changes on cash	69	327	(133)
Net (decrease) increase in cash and cash equivalents	$(1,431)	$(61,646)	$68,421

The following changes contributed to the net change in cash and cash equivalents from 2020 to 2021.

Operating Activities

Cash provided by operating activities was $8.4 million, $13.1 million, $37.0 million for 2021, 2020 and 2019. The change in 2021 was primarily attributable to payment of contingent consideration, as well as normal variations in the timing of collections, timing of certain state tax payments and a decrease in cash outflows related to acquisition related expenses. In July 2021, we paid contingent consideration in the amount of $10.0 million, $2.8 million of which was classified within operating activities and the remaining $7.2 million was classified within financing activities.

For the foreseeable future, we expect to continue to invest substantial resources in research and development for new products and clinical trials as well as continued investment in our commercial infrastructure to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Investing activities used $3.1 million and $71.3 million in 2021 and 2020, and provided $39.7 million in 2019. The significant use of cash from investing activities in 2020 was primarily due to the $94.6 million of consideration paid, net of cash acquired, for the acquisitions of Parcus Medical and Arthrosurface. Capital expenditures totaled $5.1 million, $1.6 million, and $2.8 million for 2021, 2020 and 2019, respectively.

Financing Activities

Cash used in financing activities was $6.8 million, $3.8 million and $8.1 million for 2021, 2020 and 2019. The change was primarily due to the portion of the contingent consideration payment related to financing activities, as described above, in 2021.

For a discussion of our liquidity and capital resources as of December 31, 2020, and our cash flow activities for the fiscal year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021, which is incorporated by reference in this Report.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our non-cancelable operating leases, purchase commitments, and contractual obligations related to future periods which are not reflected in our consolidated balance sheet at December 31, 2021. Purchase commitments relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and Finance Leases	$28,242	$2,500	$4,375	$3,496	$17,871
Purchase Commitments (1)	8,185	6,113	1,946	126
Year Ended December 31, 2021	$36,427	$8,613	$6,321	$3,622	$17,871

(1)	Includes purchase commitments for materials and other day to day business requirements.

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

Critical Accounting Policies and Estimates

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

We use the income approach to determine the fair value of certain identifiable intangible assets including developed technology and IPR&D. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The estimated economic lives were determined using a variety of indicators including historical usage, evolutionary changes and other observable market data. We base our assumptions on estimates of future cash flows, expected growth rates and expected trends in technology. We base the discount rate used to arrive at the present value used in this method as of the date of acquisition on the time value of money and certain industry-specific risk factors. We use the relief-from-royalty method of the income approach to determine the fair value of trade names. This approach determines fair value by estimating the after-tax royalty savings attributable to owning the intangible asset and then discounting these after-tax royalty savings back to a present value. We base our assumptions on the estimated revenue attributable to the trade name and the estimated royalty rate attributable to the trade name. We use the avoided costs/lost profits method to determine the fair of customer relationships. This approach determines fair value by estimating the projected revenues related to the asset and estimated costs to recreate the intangible asset. We believe the estimated purchased customer relationships, developed technologies, trade name, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material. In addition, estimated economic lives of certain acquired assets are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

We used the comparative sales method to determine the fair value of work-in-process (“WIP”) and finished goods inventory acquired and ultimately the inventory step- up required. The fair value of WIP inventory was estimated as the selling price less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the selling effort of the acquiring entity based on profit for similar products. The fair value of finished goods inventory was estimated as the selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity based on profit for similar products.

For contingent consideration, we update these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earn-out targets and applying a discount rate that measures the risk associated with the expected contingent payments. Under the Parcus Medical and Arthrosurface merger agreements, there are contingent consideration milestones totaling up to $100 million payable from 2020 to 2022. Parcus Medical has net sales milestones annually from 2020 to 2022, while Arthrosurface had both regulatory and net sales milestones in 2020 and 2021. As of December 31, 2021, the remaining regulatory milestone and the net sales milestone related to Arthrosurface were not achieved. The fair value of the Parcus Medical contingent consideration is estimated using a Monte Carlo simulation. Changes in the fair value can result from changes pertaining to the achievement of the defined milestones and changes in assumed discount rates. Changes in the fair value of contingent consideration are recorded in our consolidated statements of operations. As of December 31, 2021, the contingent consideration for Parcus Medical associated with net sales in 2021 amounted to $4.3 million, which is included in current liabilities. We do not expect the remaining earn-out milestone under the Parcus Medical merger agreement to be achieved.

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

We generate sales principally through three types of customers: (i) commercial partnerships (ii) hospitals and ASCs, and (iii) distributors, referred to as distribution model.

For commercial partnership sales, we sell our products directly to these partners, who perform the vast majority of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of product. Our largest such customer, Mitek, represented 45% of total revenues for the year-ended December 31, 2021. We recognize revenue from product sales when the customer obtains control of our product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. As we considered the license to be the predominant item to which the royalties relate for these agreements, sales-based royalties and milestones are only recognized when the later of the underlying sale occurs or the performance obligation to which some or all of the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that our licensees complete their product sales in their territory, for which we are contractually entitled to a percentage-based royalty. We record royalty revenues based on estimated net sales of licensed products as reported to us by our commercial partners. Differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenues in our consolidated statement of operations.

For sales to hospitals and ASCs, which generally pairs in-house sales representatives with local or regional distributors, the inventory is generally consigned so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Revenue is recognized typically as of the date of surgical implantation of the product.

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

Some of our distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material right is recognized when the additional goods are transferred to the customer or when the option expires. During 2021, the consideration allocated to material rights was not significant.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Deferred revenue was $1.0 million and $0.2 million as of December 31, 2021 and 2020, respectively.

Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms where the customer pays the shipping company directly for all shipping and handling costs. In those contracts in which we pay for the shipping and handling, the associated costs are generally recorded along with the product sale at the time of shipment in cost of revenue when control over the products has transferred to the customer. Value-add and other taxes we collected concurrently with revenue-producing activities are excluded from revenue. Our general product warranty does not extend beyond an assurance that the product or services delivered will be consistent with stated contractual specifications, which does not create a separate performance obligation. We recognize the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that we otherwise would have recognized is one year or less in accordance with the practical expedient in paragraph ASC 340-40-25-4. These costs are included in selling, general and administrative expenses.

Inventories

Inventories are primarily stated at the lower of standard cost and net realizable value, with approximate cost determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and manufacturing overhead. Manufacturing variances attributable to abnormally low production are expensed in the period incurred. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit.

Our policy is to write-down inventory when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including, but not limited to, historical usage rates, forecasted sales or usage, product end of life dates, and estimated current or future market values. Inventory needs and alternative usage avenues are explored within these processes to mitigate inventory exposure. We recorded an inventory reserve of $2.9 million in 2021 based on future sales forecasts as a result of our product rationalization efforts with respect to certain of our Joint Preservation and Restoration product family.

When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. If actual demand for our products deteriorates, or if market conditions are less favorable than those projected, additional inventory write-downs may be required. Other long-term assets include inventory expected to remain on hand beyond one year.

Goodwill and In-Process Research and Development

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Goodwill is not amortized but is subject to impairment test annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method.

We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or more frequently if we believe indicators of impairment exist. We have two reporting units: the legacy Anika reporting unit and a newly created reporting unit established in 2020 upon the acquisitions of Parcus Medical and Arthrosurface. The remaining goodwill as of December 31, 2021 pertains to the legacy Anika reporting unit, as the goodwill with respect to the newly created reporting unit was fully impaired in 2020.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. When using the qualitative method in 2021, we considered several factors, including the following:

●

the amount by which the fair value of the reporting unit exceeded its carrying value as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which the reporting unit operates in order for there to be potential impairment;

●	the carrying value of the reporting unit as of the assessment date compared to their previously calculated fair value as of the date of the most recent quantitative impairment analysis;

●	the current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;

●	public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses;

●	changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting unit;

●

whether there had been any significant increases to the weighted-average cost of capital rates for the reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.

Significant assumptions utilized in the impairment analysis included valuation multiple with respect to revenue and weighted-average cost of capital. Based on sensitivity analysis performed on key assumptions at November 30, 2021, a 10% decrease valuation multiples or a 10% increase in the weighted average cost of capital assumption would not have resulted in a fair value below the reporting unit’s carrying value. Accordingly, we determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2021.

IPR&D represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. We conduct annual impairment tests of IPR&D, by comparing the fair value of each IPR&D project to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. We estimate the fair value for IPR&D using the income approach which incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows. During 2021 and 2020, we decided not to further invest in certain of our projects and recorded an impairment charge in the amount of $0.6 million and $1.4 million in 2021 and 2020, respectively, in research and development expenses in the consolidated statements of operations. Based on a sensitivity analysis performed on key assumptions at November 30, 2021 with respect to the remaining IPR&D, a 10% decrease in the long-term growth factor assumption, or 10% increase in the weighted average cost of capital assumption would not have resulted in a fair value below the IPR&D carrying value.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating and other needs, and obtain competitive returns subject to prevailing market conditions without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of high-quality securities, including money market funds and U.S. treasury bills. The investments are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our portfolio of cash equivalents and investments is subject to interest rate fluctuations, changes in credit quality of the issuer, and other factors.

Foreign Currency Exchange Risk

Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately $6.4 million of our revenue was denominated in foreign currencies (primarily the Euro) for the year ended December 31, 2021. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash, accounts payable, and accounts receivable denominated in non-functional currencies. We also utilize clinical vendors that are located in various countries outside of the United States and invoice us in their local currency and we have one major supplier contract denominated in a foreign currency. We do not engage in foreign currency hedging arrangements for these transactions, and, consequently, foreign currency fluctuations may adversely affect our earnings. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuations related to our international subsidiaries on our financial statements were insignificant in 2021. We recognize foreign currency gains or losses arising from our operations in the period incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anika Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of December 31, 2021, the Company has total inventories of $55.0 million, net of excess quantities and obsolescence reserves.

We identified the reserve for excess quantities and obsolete inventory as a critical audit matter because of the significant estimates and assumptions management makes to quantify and to record the reserve, including the determination of expected demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions including expected demand.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for excess quantities and obsolete inventory including management’s estimate of expected demand, included the following, among others:

•	We tested the effectiveness of controls over inventory, including those over the estimation of reserves for excess quantities and obsolescence.

•	We evaluated the reasonableness of the Company's excess and obsolete inventory policy, considering historical experience and the underlying assumptions.

•	We obtained the Company’s excess and obsolescence reserve calculation and tested the mathematical accuracy.

•	We tested the calculation of the excess and obsolescence reserve pursuant to the Company's policy, on a sample basis, including the completeness and accuracy of the data used in the calculation.

•	We performed procedures to evaluate management’s ability to accurately forecast by comparing the historical expiring inventory estimates to subsequent inventory destructions and expirations.

•	We made inquiries of senior financial and operating management to determine whether any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the excess and obsolescence reserve recorded.

•	We considered the existence of contradictory evidence based on consideration of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as any changes within the business.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2022

We have served as the Company’s auditor since 2017.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$94,386	$95,817
Investments	-	2,501
Accounts receivable, net of reserves of $1,442 and $1,523 at December 31, 2021 and 2020, respectively	29,843	24,102
Inventories, net	36,010	46,209
Prepaid expenses and other current assets	8,289	8,754
Total current assets	168,528	177,383
Property and equipment, net	47,602	50,613
Right-of-use assets	20,957	22,619
Other long-term assets	20,285	15,420
Intangible assets, net	82,382	91,157
Goodwill	7,781	8,413
Total assets	$347,535	$365,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,633	$8,984
Accrued expenses and other current liabilities	17,847	14,793
Contingent consideration – current portion	4,315	13,090
Total current liabilities	29,795	36,867
Other long-term liabilities	1,258	1,244
Contingent consideration – long term portion	-	22,320
Deferred tax liability	10,157	11,895
Lease liabilities	19,240	20,879
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	–
Common stock, $.01 par value; 90,000 shares authorized, 14,441 and 14,329 shares issued and outstanding at December 31, 2021 and 2020, respectively	144	143
Additional paid-in-capital	67,081	55,355
Accumulated other comprehensive loss	(5,718)	(4,542)
Retained earnings	225,578	221,444
Total stockholders’ equity	287,085	272,400
Total liabilities and stockholders’ equity	$347,535	$365,605

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenue	$147,794	$130,457	$114,610
Cost of revenue	64,851	61,431	28,747
Gross profit	82,943	69,026	85,863

Operating expenses:
Research & development	27,327	23,431	16,665
Selling, general & administrative	74,096	60,063	34,950
Goodwill impairment charge	-	42,520	-
Change in fair value of contingent consideration	(21,095)	(28,666)	-
Total operating expenses	80,328	97,348	51,615
Income (loss) from operations	2,615	(28,322)	34,248
Interest and other (expense) income, net	(188)	(302)	1,873
Income before income taxes	2,427	(28,624)	36,121
(Benefit from) provision for income taxes	(1,707)	(4,642)	8,928
Net income (loss)	$4,134	$(23,982)	$27,193

Net income (loss) per share:
Basic	$0.29	$(1.69)	$1.93
Diluted	$0.28	$(1.69)	$1.89

Weighted average common shares outstanding:
Basic	14,401	14,222	14,121
Diluted	14,634	14,222	14,374

Net income (loss)	$4,134	$(23,982)	$27,193
Foreign currency translation adjustment	(1,176)	1,356	(372)
Comprehensive income (loss)	$2,958	$(22,626)	$26,821

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, December 31, 2018	14,210	$142	$50,763	$218,233	$(5,526)	$263,612
Issuance of common stock for equity awards	551	6	22,145	–	–	22,151
Vesting of restricted stock units	17	–	–	–	–	–
Forfeiture of restricted stock awards	(13)	–	–	–	–	–
Stock-based compensation expense	–	–	6,087	–	–	6,087
Retirement of common stock for minimum tax withholdings	(5)	–	(293)	–	–	(293)
Repurchase of common stock	(452)	(5)	(29,995)	–	–	(30,000)
Net income	–	–	–	27,193	–	27,193
Other comprehensive loss	–	–	–	–	(372)	(372)
Balance, December 31, 2019	14,308	$143	$48,707	$245,426	$(5,898)	$288,378
Issuance of common stock for equity awards	123	1	1,523	-	-	1,524
Vesting of restricted stock units	54	-	-	-	-	-
Forfeiture of restricted stock awards	(9)	-	-	-	-	-
Stock-based compensation expense	-	-	5,386	-	-	5,386
Retirement of common stock for minimum tax withholdings	(8)	-	(262)	-	-	(262)
Repurchase of common stock	(139)	(1)	1	-	-	-
Net loss	-	-	-	(23,982)	-	(23,982)
Other comprehensive income	-	-	-	-	1,356	1,356
Balance, December 31, 2020	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	32	-	1,128	-	-	1,128
Vesting of restricted stock units	92	1	(1)	-	-	-
Stock-based compensation expense	-	-	11,085	-	-	11,085
Retirement of common stock for minimum tax withholdings	(12)	-	(486)	-	-	(486)
Net income	-	-	-	4,134	-	4,134
Other comprehensive income	-	-	-	-	(1,176)	(1,176)
Balance, December 31, 2021	14,441	$144	$67,081	$225,578	$(5,718)	$287,085

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,134	$(23,982)	$27,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,480	6,083	4,957
Amortization of acquisition related intangible assets	7,837	7,381	1,034
Amortization of acquisition related inventory step-up	6,465	11,082	-
Non-cash operating lease cost	1,708	1,531	1,179
Goodwill impairment charge	-	42,520	-
Change in fair value of contingent consideration	(21,095)	(28,666)	-
Loss on disposal of fixed assets	993	265	927
Loss on impairment of intangible asset	600	2,439	389
Stock-based compensation expense	11,085	5,386	6,087
Deferred income taxes	(1,766)	(3,543)	794
Provision (recovery) for doubtful accounts	64	549	(499)
Provision for inventory	6,628	5,490	1,612
Other	(18)	(12)	(25)
Changes in operating assets and liabilities:
Accounts receivable	(6,216)	5,855	(1,839)
Inventories	(6,619)	(14,177)	(5,585)
Prepaid expenses, other current and long-term assets	1,424	(1,783)	(1,641)
Accounts payable	(1,100)	822	767
Operating lease liabilities	(1,626)	(1,439)	(1,065)
Accrued expenses, other current and long-term liabilities	3,510	(142)	3,805
Income taxes	(1,311)	(2,072)	(1,085)
Payments of contingent consideration	(2,780)	(522)	-
Net cash provided by operating activities	8,397	13,065	37,005

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	(476)	(94,601)	-
Proceeds from maturities of investments	2,501	45,000	146,366
Purchases of investments	-	(20,035)	(103,848)
Purchases of property and equipment	(5,143)	(1,628)	(2,827)
Net cash (used in) provided by investing activities	(3,118)	(71,264)	39,691

Cash flows from financing activities:
Payments made on finance leases	(201)	(208)	-
Proceeds from long term debt	-	50,000	-
Repayments of long term debt	-	(50,350)	-
Repurchases of common stock	-	-	(30,000)
Cash paid for tax withheld on vested restricted stock awards	(486)	(262)	(293)
Proceeds from exercises of equity awards	1,128	1,524	22,151
Payments of contingent consideration	(7,220)	(4,478)	-
Net cash used by financing activities	(6,779)	(3,774)	(8,142)

Exchange rate impact on cash	69	327	(133)

(Decrease) increase in cash and cash equivalents	(1,431)	(61,646)	68,421
Cash and cash equivalents at beginning of period	95,817	157,463	89,042
Cash and cash equivalents at end of period	$94,386	$95,817	$157,463
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,233	$993	$9,257
Right-of-use assets obtained in exchange for operating lease liabilities	$220	$-	$24,110
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$15	$17	$137
Consideration for acquisitions included in accounts payable and accrued expenses	$-	$476	$-
Contingent consideration fair value on acquisition date	$-	$69,076	$-

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on sports medicine and soft tissue repair, and Arthrosurface Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in hyaluronic acid technology, into joint preservation and restoration, added higher-growth revenue streams, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities, Inc., Anika Therapeutics S.r.l. (“Anika S.r.l.”), Anika Therapeutics Limited, Parcus Medical and Arthrosurface. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Period Amounts

Certain prior period financial information has been reclassified to conform to current period presentation. The Company reclassified certain prior period amounts in the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020, in Note 17, Income Taxes, to conform to current year classification.

Foreign Currency Translation

The functional currency of Anika S.r.l. is the Euro, and the functional currency of Anika Therapeutics Limited is the British Pound Sterling. Assets and liabilities of the foreign subsidiaries are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for the period. The translation adjustments resulting from this process are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) which resulted in a gain (loss) from foreign currency translation of ($1.2) million, $1.3 million, and ($0.4) million for the years ended December 31, 2021, 2020, and 2019, respectively.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations. The Company recognized a gain (loss) from foreign currency transactions of ($0.4) million, $0.3 million, and ($0.3) million during the years ended December 31, 2021, 2020, and 2019, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current and reasonable and supportable forecasts of future economic conditions, accounts receivable aging trends, and changes in the Company’s customer payment terms. A summary of activity in the allowance for doubtful accounts is as follows:

	December 31,
	2021	2020	2019
Balance, beginning of the year	$1,523	$962	$1,525
Amounts provided	156	635	6
Amounts recovered	(92)	(86)	(505)
Amounts written off	(73)	(78)	(33)
Translation adjustments	(72)	90	(31)
Balance, end of the year	$1,442	$1,523	$962

Revenue Recognition

Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct or distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Revenue

The Company generate sales principally through three types of customers: (i) commercial partnerships (ii) hospitals and ASCs, and (iii) distributors, referred to as the distribution model.

For commercial partnership sales, the Company sells its products directly to these partners, who perform the vast majority of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of product. The Company’s largest such customer, DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopaedics, Inc., part of the Johnson & Johnson Medical Companies (“Mitek”), represented 45%, 49% and 71% of total revenues for the years-ended December 31, 2021, 2020 and 2019 respectively. The Company completed the performance obligations related to granted licenses and development services under the agreements with Mitek prior to 2016 and has no remaining material performance obligations. The Company recognizes revenue from product sales when the customer obtains control of the Company’s product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. As the Company considered the license to be the predominant item to which the royalties relate for these agreements, sales-based royalties and milestones are only recognized when the later of the underlying sale occurs or the performance obligation to which the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that the Company’s licensees complete their product sales in their territory, for which the Company is contractually entitled to a percentage-based royalty. The Company records royalty revenues based on estimated net sales of licensed products as reported to the Company by its commercial partners. Differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenue in the consolidated statement of operations. The Company’s certain supply agreements represent a promise to deliver product at the customer’s discretion that are considered distributor options. The Company assesses if these options provide a material right to the licensee, and if so, they are accounted for as separate performance obligations. Substantially all of the Company’s supply agreements do not provide options that are considered material rights.

For sales to hospitals and ASCs, which generally pairs in house sales representatives with local or regional distributors, the inventory is generally consigned so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as the Company retains the ability to control the inventory. Revenue is typically recognized as of the date of surgical implantation of the product.

For distributor sales, the Company sells its products principally to distributors, generally outside the United States, who subsequently resell the products to sub-distributors and health care providers, among others. The Company recognizes revenue from product sales when the distributor obtains control of the Company’s product, which typically occurs upon shipment to the distributor, in return for agreed-upon, fixed-price consideration. Performance obligations are generally settled quickly after purchase order acceptance; therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally insignificant. The Company sells to a diversified base of distributors and, therefore, believes there is no material concentration of credit risk.

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

Some of the Company’s distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material right is recognized when the additional goods are transferred to the customer or when the option expires. During 2021, the consideration allocated to material rights was not significant.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when its right to consideration is unconditional. Deferred revenue was $1.0 million and $0.2 million as of December 31, 2021 and 2020, respectively.

Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms where the customer pays the shipping company directly for all shipping and handling costs. In those contracts in which the Company pays for the shipping and handling, the associated costs are generally recorded along with the product sale at the time of shipment in cost of revenue when control over the products has transferred to the customer. Value-add and other taxes collected by the Company concurrently with revenue-producing activities are excluded from revenue. The Company’s general product warranty does not extend beyond an assurance that the product or services delivered will be consistent with stated contractual specifications, which does not create a separate performance obligation. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that the Company otherwise would have recognized is one year or less in accordance with the practical expedient in paragraph ASC 340-40-25-4. These costs are included in selling, general and administrative expenses.

Licensing, Milestone and Contract Revenue

The agreements with Mitek include variable consideration such as contingent development and regulatory milestones. Since 2016, there have been no remaining regulatory milestones related to the Mitek agreements. In general, variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable to occur.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds.

Investments

All of the Company’s investments are classified as available-for-sale which consist of U.S. treasury bills and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company had no investments as of December 31, 2021.

All of the Company’s investments are subject to a periodic impairment review. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through earnings. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors.

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

During the years ended  December 31, 2021, 2020 and 2019, the Company did not record any impairment charges on its available-for-sale securities because it is not more likely than not that the Company will be required to sell these securities before the recovery of their cost basis.

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

As of December 31, 2021 and 2020, Mitek represented 41% and 44%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period.

Inventories

Inventories are primarily stated at the lower of standard cost and net realizable value, with approximate cost determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and certain manufacturing overhead. Manufacturing variances attributable to abnormally low production are expensed in the period incurred. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit.

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

Construction-in-process assets are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. Construction-in-process assets are not depreciated until such time as the relevant assets are completed and put into use.

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

Goodwill and IPR&D are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has two reporting units: the legacy Anika reporting unit, which specializes in therapies based on its hyaluronic acid, or HA, technology platform, and a newly formed reporting unit established in 2020 upon the acquisitions of Parcus Medical and Arthrosurface. Factors that the Company considers important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

Under US GAAP, the Company has the option to perform a qualitative assessment to determine if it is necessary to perform the impairment test. If the Company concludes, based on a qualitative assessment, it is not more likely than not that the Goodwill or the IPR&D asset is impaired, the Company is not required to perform the quantitative test. The Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test.

To conduct quantitative impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value, not to exceed the recorded amount of goodwill. The Company recorded a non-cash goodwill impairment charge with respect to the newly formed reporting unit amounted to $42.5 million for the year ended December 31, 2020. Please see Note 8, Goodwill for further details.

The Company performed a qualitative annual assessment for impairment of the remaining goodwill with respect to legacy Anika reporting unit as of November 30, 2021, including consideration of (i) general macroeconomic factors, (ii) industry and market conditions, and (iii) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. Accordingly, the Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2021.

To conduct impairment tests of IPR&D, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. The Company estimates the fair value for IPR&D using the income approach, which is based on the Multi-Period Excess Earnings Method (“MPEEM”). MPEEM measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows.

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

In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology-based intangible assets, the Company considers the expected life cycles of products, absent unforeseen technological advances, which incorporate the corresponding technology.

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

Research and Development

Research and development costs consist primarily of salaries and related expenses for personnel, clinical trial expenses and fees paid to outside consultants and outside service providers. Research and development costs are expensed as incurred.

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

See Note 14, Equity Incentive Plan, for a description of the types of stock-based awards granted, the compensation expense related to such awards, and detail of equity-based awards outstanding.

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

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of December 31, 2021. Based on the criteria established by ASC 280, Segment Reporting, the Company has one operating and reportable segment.

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

The acquisition of Parcus Medical has been accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Parcus Medical from the January 24, 2020 acquisition date.

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

Pursuant to the Parcus Medical Merger Agreement, contingent consideration represents additional payments that the Company may be required to make in the future could total up to $60.0 million depending on the level of net sales of Parcus Medical products generated from 2020 through 2022. The fair value of contingent consideration related to net sales as of January 24, 2020 was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. There also was deferred consideration related to certain purchase price holdbacks, which was resolved within one year of the acquisition date in accordance with the Parcus Merger. The liability for contingent and deferred consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. As of December 31, 2021, the net sales related contingent consideration amounted to $4.3 million, which is included in current liabilities. The Company does not expect any further milestones to be achieved as of December 31, 2021. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of December 31, 2021.

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

The fair value of the developed technology intangible assets has been estimated using the multi-period excess earnings method, which is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable to the asset, after charges for other assets employed by the business. The fair value of the customer relationships has been estimated using the avoided costs/lost profits method, which is based on the principle that the value of an intangible asset is based on consideration of the total costs that would be avoided by having this asset in place. The fair value of the trade name has been estimated using the relief from royalty method of the income approach, which is based on the principle that the value of an intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. Key estimates and assumptions used in these models are projected revenues and expenses related to the asset, estimated contributory asset charges, estimated costs to recreate the asset, and a risk-adjusted discount rate used to calculate the present value of the future expected cash inflows or cash outflows avoided from the asset.

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

The acquisition of Arthrosurface has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair values as of the acquisition date. Anika’s consolidated financial statements include results of operations for Arthrosurface from the February 3, 2020 acquisition date.

Consideration Transferred

Pursuant to the Arthrosurface Merger Agreement, the Company acquired all outstanding equity of Arthrosurface for estimated total purchase consideration of $90.3 million, as of February 3, 2020 which consisted of:

Cash consideration	$61,909
Estimated fair value of contingent consideration	28,376
Estimated total purchase consideration	$90,285

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments of up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products from 2020 through 2021. The fair value of contingent consideration related to regulatory milestones as of February 3, 2020 was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales achievement as of February 3, 2020 was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. The Company paid $5.0 million in October 2020 and $10.0 million in July 2021 based upon the achievement of two distinct regulatory milestones. As of December 31, 2021, the remaining regulatory milestone and the net sales milestone were not achieved. See Note 4, Fair Value Measurements, for additional discussion of contingent consideration as of December 31, 2021 and 2020.

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

The fair value of developed technology that will be amortized over an estimated useful life of 15 years, the fair value of customer relationships over 10 years, and the fair value of trade names over 5 years. A total of $0.6 million represents the fair value of IPR&D with an indefinite useful life which was impaired during the quarter ended December 31, 2021. See Note 7, Acquired Intangible Assets, Net, for further discussion.

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The goodwill is attributable to the workforce of the business and the value of future technologies expected to arise after the acquisition. Goodwill will not be amortized and is not expected to be deductible for income tax purposes as the acquisition of the corporation is a stock purchase for tax purposes. See Note 8, Goodwill, for further discussion.

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

The unaudited pro forma information for the year ended December 31, 2021 and 2020 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Anika, Parcus Medical and Arthrosurface as if the acquisitions had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

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

The following table presents unaudited supplemental pro forma information:

	Years Ended December 31,
	2020	2019
Total revenue	$134,410	$157,728
Net loss	$(22,984)	$7,144

4. Fair Value Measurements

The Company held investments in the form of U.S. treasury bills of $2.5 million at December 31, 2020 that it had classified as available-for-sale securities. Unrealized losses and the associated tax impact on the Company’s available-for-sale securities were insignificant as of December 31, 2020. There were no available-for-sale securities as of December 31, 2021.

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

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,046	$67,046	$-	$-	$67,046

Other current liabilities:
Contingent Consideration - Short Term	$4,315	$-	$-	$4,315	$-

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$74,522	$74,522	$-	$-	$74,522

Investments:
U.S. Treasury Bills	$2,501	$2,501	$-	$-	$2,524

Other current and long-term liabilities:
Contingent Consideration - Short Term	$13,090	$-	$-	$13,090	$-
Contingent Consideration - Long Term	22,320	-	-	22,320	-
Total other current and long-term liabilities	$35,410	$-	$-	$35,410	$-

There were no transfers between fair value levels in 2021 or 2020.

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations.

	Years Ended December 31
	2021	2020
Balance, beginning January 1	$35,410	$-
Additions	-	69,076
Payments	(10,000)	(5,000)
Change in fair value	(21,095)	(28,666)
Balance, ending December 31	$4,315	$35,410

Under the Parcus Medical Merger Agreement and Arthrosurface Merger Agreement, there are earn-out milestones totaling up to $100 million payable from 2020 to 2022. Parcus Medical has net sales earn-out milestones annually from 2020 to 2022, while Arthrosurface has both regulatory and net sales earn-out milestones annually in 2020 and 2021.

In order to determine the fair value of contingent consideration at each reporting date, the projected contingent payment amounts were discounted back to the current period using a discounted cash flow model or a Monte Carlo simulation approach. The unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement, the net sales estimates, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used for the net sales earn-out milestone ranged from 3.1% - 3.4%. The weighted average cost of capital for Parcus Medical decreased from 11.4% as of December 31, 2020 to 11.3% as of December 31, 2021. The weighted average cost of capital for Arthrosurface was 11.4% as of December 31, 2020. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

As of December 31, 2020, the probability of successful achievement of the regulatory earn-out milestones was determined to be in a range of 60%-75%. In October 2020, the Company made a regulatory-based milestone payment of $5.0 million pursuant to the terms of the Arthrosurface Merger Agreement as a result of regulatory clearance for the WristMotion Total Arthroplasty System.

As of December 31, 2021, a net sales growth milestone with respect to the Parcus Merger Agreement was achieved, and a liability in the amount of $4.3 million was recorded in current liabilities. In June 2021, the Company received regulatory clearance for a reverse shoulder implant system, which triggered a $10.0 million regulatory milestone payment per the terms of the Arthrosurface Merger Agreement. This amount was paid in July 2021. As of December 31, 2021, the remaining regulatory milestone and the net sales milestone under the Arthrosurface Merger Agreement were not achieved. The Company does not expect the remaining milestone under the Parcus Medical Merger Agreement to be achieved.

The overall fair value of the contingent consideration decreased by $21.1 million and $28.7 million during the years ended December 31, 2021 and 2020, respectively, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

5. Inventories

Inventories consist of the following:

	December 31,
	2021	2020
Raw materials	$16,881	$14,852
Work-in-process	11,442	12,811
Finished goods	26,731	33,347
Total	$55,054	$61,010

Inventories	$36,010	$46,209
Other long-term assets	19,044	14,801
Total	$55,054	61,010

Inventories are stated net of inventory reserves of approximately $9.1 million and $6.9 million, as of December 31, 2021 and 2020, respectively.

6. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2021	2020
Equipment and software	$48,804	$48,316
Furniture and fixtures	2,389	2,496
Leasehold improvements	34,614	34,056
Construction in progress	1,378	432
Subtotal	87,185	85,300
Less accumulated depreciation	(39,583)	(34,687)
Total	$47,602	$50,613

Depreciation expense was $6.5 million, $6.1 million, and $5.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

7. Acquired Intangible Assets, Net

Intangible assets consist of the following:

		Year Ended December 31, 2021
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,608)	$-	$(17,891)	$70,081	15
IPR&D	3,256	(1,006)	(600)	-	1,650	Indefinite
Customer relationships	9,000	-	-	(1,727)	7,273	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(189)	-	(632)	179	16
Tradenames	5,200	-	-	(2,001)	3,199	5
Total	$112,736	$(3,218)	$(600)	$(26,536)	$82,382	13

		Year Ended December 31, 2020
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$93,953	$(2,648)	$(1,025)	$(14,381)	$75,899	15
IPR&D	5,006	(1,005)	(1,414)	-	2,587	Indefinite
Customer relationships	9,000	-	-	(827)	8,173	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(159)	-	(582)	259	16
Tradenames	5,200	-	-	(961)	4,239	5
Total	$118,859	$(4,227)	$(2,439)	$(21,036)	$91,157	13

Total amortization expense with respect to the definite-lived acquired intangible assets was $7.8 million, $7.4 million and $1.0 million for the years ended December 31, 2021, 2020, and 2019.

During the fourth quarter of 2021, the Company decided not to further invest in a joint technology IPR&D project, as it is no longer aligned with the Company’s core strategic focus. As a result, the Company recorded an impairment charge in the amount of $0.6 million in research and development expenses in the Company’s consolidated statements of operations.

During the fourth quarter of 2020, the Company decided not to further invest in its Hyalobone and Hyalonect IPR&D projects as they were no longer aligned with the Company’s core strategic focus. As a result, the Company recorded an impairment charge in the period totaling $1.4 million recorded in research and development expenses in the Company’s consolidated statements of operations.

The Company performed its annual assessment of the remaining IPR&D intangible asset as of November 30, 2021. The Company estimated the fair value of the IPR&D intangible assets using the income approach which is based on the Multi-Period Excess Earnings Method (“MPEEM”). MPEEM measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2021. In developing its assumptions, the Company also considered observed trends of its industry participants. No impairment existed as the estimated fair value of the remaining IPR&D intangible asset was greater than its carrying value.

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

8. Goodwill

The following table provides a rollforward of goodwill for the years ended December 31, 2021 and 2020:

	Years Ended December 31
	2021	2020
Balance, beginning January 1	$8,413	$7,694
Effect of foreign currency adjustments	(632)	719
Acquisitions	-	42,520
Impairment	-	(42,520)
Balance, ending December 31	$7,781	$8,413

In the first quarter of 2020, the Company acquired Parcus Medical and Arthrosurface, as further discussed in Note 3, Business Combinations. As a result of the acquisitions, the Company determined that it had two reporting units. The newly formed reporting unit includes Parcus Medical and Arthrosurface, which share similar economic and qualitative characteristics. This reporting unit produces soft tissue repair surgical products, instruments and joint implants. The legacy Anika business remains in one reporting unit, which specializes in therapies based on its hyaluronic acid, or HA, technology platform. At the beginning of 2021, the remaining goodwill balance was related to the legacy Anika reporting unit, as the goodwill related to the newly created reporting unit was entirely impaired in 2020.

2021 Goodwill Impairment Assessment

As part of its annual impairment testing as of November 30, 2021, for the goodwill related to the legacy Anika reporting unit, the Company performed a qualitative assessment including consideration of (i) general macroeconomic factors, (ii) industry and market conditions, and (iii) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. The Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2021.

2020 Goodwill Impairment Assessment

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

For its newly created reporting unit, which includes Parcus Medical and Arthrosurface, the Company performed an interim quantitative assessment of goodwill impairment as of March 31, 2020. The Company estimated the fair value of the reporting unit using a discounted cash flow method. The results of the interim impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. This was primarily due to decreases in near term revenue and related cash flows as a result of the temporary suspension of domestic elective procedures primarily due to the COVID-19 pandemic which directly impact the reporting unit. Consequently, a non-cash goodwill impairment charge was recorded in the amount of $18.1 million during the first quarter of 2020. As part of its annual impairment testing, the Company performed a quantitative assessment related to the newly created reporting unit as of November 30, 2020. The results of the annual impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. This was primarily due to a decline in projected net cash flows as a result of the continued impact of COVID-19 on revenue and related cash flows, the expectation that the economic recovery will take longer than expected to materialize, and additional projected investment to support future growth. Consequently, a non-cash goodwill impairment charge was recorded in the amount of $24.4 million during the fourth quarter of 2020. The total non-cash goodwill impairment charge with respect to the reporting unit amounted to $42.5 million for the year ended December 31, 2020. There was no remaining goodwill with respect the newly created reporting unit as of December 31, 2020.

9. Leases

The Company leases its buildings and manufacturing facilities under operating leases. As of December 31, 2021, the Company had real estate leases in Bedford, Massachusetts, Franklin, Massachusetts, Sarasota, Florida, Warsaw, Indiana and Padova, Italy. The current term of the Bedford lease extends to 2022 with several lease renewal options into 2038, and the current term of the Padova lease extends to 2032, with a right to terminate at the Company’s option in 2026 without penalty.

As a result of the acquisition of Parcus Medical and Arthrosurface, the Company acquired operating and finance leases for corporate offices, manufacturing and warehouse facilities and machineries. The operating leases consist of one real estate lease in Franklin, Massachusetts (Franklin lease) and two real estate leases in Sarasota, Florida (Sarasota lease). The current term of the Franklin lease extends to 2023, and the current term of the Sarasota lease extends to 2024 which may be extended by mutual agreement of the parties. The finance leases include equipment utilized in the Company’s manufacturing facility in Sarasota, Florida.

The significant assumptions in recognizing the right-of-use asset and lease liability are as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the transition date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease. The weighted average discount rate at December 31, 2021 is 4.1% and 4.9% for operating leases and finance leases, respectively.

Lease term. The lease term begins at the lease commencement date and is determined on that date based on the non-cancelable term of the lease together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, or periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

The components of lease expense and other information are as follows:

	Years Ended December 31
	2021	2020	2019
Finance lease amortization of right-of-use assets	$143	$185	$-
Interest on finance lease liabilities	19	25	-
Finance lease expense	162	210	-
Operating lease expense	2,468	2,383	2,087
Short-term lease expense	2	-	6
Variable lease expense	319	264	216
Total lease expense	$2,951	$2,857	$2,309

	Years Ended December 31
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	15.3	15.6
Financing leases	2.3	3.2
Weighted Average Discount Rate
Operating leases	4.1%	4.1%
Financing leases	4.9%	5.0%
Other information
Operating cash flows from operating leases	$2,392	$2,340
Operating cash flows from financing leases	$136	$162

Future commitments due under these lease agreements as of December 31, 2021 are as follows:

Years ended December 31,	Operating Leases	Financing Leases	Total

2022	$2,368	$132	$2,500
2023	2,147	132	2,279
2024	2,053	44	2,097
2025	1,918	-	1,918
2026	1,578	-	1,578
Thereafter	17,871	-	17,871
Present value adjustment	(7,169)	(14)	(7,183)
Present value of lease payments	20,766	294	21,060
Less current portion included in accrued expenses and other current liabilities	(1,526)	(188)	(1,714)
Total lease liabilities	$19,240	$106	$19,346

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020

Compensation and related expenses	$9,523	$7,345
Professional fees	3,590	3,438
Operating lease liability - current	1,526	1,437
Clinical trial costs	1,961	1,429
Finance lease liability - current	188	148
Other	1,059	996
Total	$17,847	$14,793

11. Revolving Credit Agreement

On November 12, 2021, the Company, entered into a “Third Amendment to Credit Agreement” amending the existing revolving line of credit agreement dated October 24, 2017 with Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, for a $75.0 million senior revolving line of credit (the “Credit Agreement”). Subject to certain conditions, the Company may request up to an additional $75.0 million in commitments for a maximum aggregate commitment of $150.0 million, which requests must be approved by the Revolving Lenders (as defined in the Credit Agreement). Loans under the Credit Agreement generally bear interest at a rate equal to (a) the Bloomberg Short-Term Bank Yield Index, (“BSBY”), rate plus (b) an additional percentage that will range from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio at the time of the borrowings. The Company is required to pay a commitment fee in an amount that is equal to 0.20% to 0.30% per annum, based on the Company’s consolidated leverage ratio, on the actual daily unused amount of the credit facility and that is due and payable quarterly in arrears. Loan origination costs are included as assets on the balance sheet and are being amortized over the five-year term of the Credit Agreement. As of December 31, 2021, and 2020, there were no outstanding borrowings under the Credit Agreement and the Company is in compliance with the terms of the Credit Agreement.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default, and indemnification provisions in favor of the Lenders. These include restrictive covenants that require the Company not to exceed certain maximum leverage and interest coverage ratios, limit its incurrence of liens and indebtedness, and its entry into certain merger and acquisition transactions or dispositions and place additional restrictions on other matters, all subject to certain exceptions. The Revolving Lenders has been granted a first priority lien and security interest in substantially all of the Company’s assets, except for certain intangible assets.

In April 2020, the Company borrowed $50.0 million available under the previous credit facility, with an initial applicable interest rate of 2.08%, all of which were repaid during the year ended December 31, 2020. Interest expense for the year ended December 31, 2020 was $0.8 million.

12. Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. or international patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties at December 31, 2021 or 2020, respectively, and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

On October 21, 2021, the Company received notice that the former unitholders of Parcus Medical had filed a request for arbitration regarding the earnout provisions agreed to in the Parcus Medical Merger Agreement. The Company has engaged in the arbitration process and does not anticipate a resolution during 2022. The Company is unable to estimate the potential liability with respect to this matter at this time. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the matter, including the significant number of legal and factual issues still to be resolved in the arbitration process. The Company intends to vigorously defend against the claims and believes it has strong defenses to the claims asserted.

13. Revenue and Geographic Information

The following table summarizes the Company’s disaggregated revenues:

	Years Ended December 31,
	2021	2020	2019
Product revenue	$147,794	$130,457	$114,512
Licensing, milestone and contract revenue	-	-	98
Total revenue	$147,794	$130,457	$114,610

The Company categorizes its product portfolio into three product families: OA Pain Management, Joint Preservation and Restoration, and Non-Orthopedic. Anika’s consolidated financial statements include results of operations for Parcus Medical from the January 24, 2020 acquisition date and Arthrosurface from the February 3, 2020 acquisition date.

Product revenue by product family is as follows:

	Years Ended December 31,
	2021		2020		2019
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
OA Pain Management	$89,503	61%	$83,029	64%	$103,466	90%
Joint Preservation and Restoration	48,588	33%	39,368	30%	2,070	2%
Non-Orthopedic	9,703	6%	8,060	6%	8,976	8%
Total	$147,794	100%	$130,457	100%	$114,512	100%

Product revenue from the Company’s sole significant customer, Mitek, as a percentage of the Company’s total product revenue was 45%, 49%, and 71% for the years ended December 31, 2021, 2020, and 2019, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue are as follows:

	Years Ended December 31,
	2021		2020		2019
	Total	Percentage of	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$113,833	77%	$103,182	79%	$90,302	79%
Europe	19,580	13%	14,179	11%	14,744	13%
Other	14,381	10%	13,096	10%	9,564	8%
Total	$147,794	100%	$130,457	100%	$114,610	100%

Net long-lived assets, consisting primarily of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net tangible long-lived assets by principal geographic areas are as follows:

	Years Ended December 31,
	2021	2020
United States	$46,068	$48,611
Italy	1,534	2,002
Total	$47,602	$50,613

14. Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020 and June 16, 2021. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SAR’s will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There are 1.9 million shares available for future grant at December 31, 2021 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There are 123,463 shares available for future grant at December 31, 2021 under the Inducement Plan.

The Company may satisfy the awards upon exercise, or upon fulfillment of the vesting requirements for other equity-based awards, with either newly issued shares or shares reacquired by the Company. Stock-based awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of grant. Awards contain service conditions or service and performance conditions, and they generally become exercisable ratably over one to four years with a maximum contractual term of ten years.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$716	$719	$412
Research and development	1,233	713	424
Selling, general and administrative	9,136	3,954	5,251
Total stock-based compensation expense	$11,085	$5,386	$6,087

For the years ended December 31, 2021, 2020 and 2019, tax benefits of $0.1 million, $0.2 million and $0.1 million, respectively, are associated with the stock-based compensation expense above.

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

Stock Options

Stock options are granted to purchase common shares at prices that are equal to the fair market value of the shares on the date the options are granted or, in the case of premium options, are granted with an exercise price at 110% of the market price of the Company’s common stock on the date of grant. Options generally vest in equal annual installments over a period of three to four years and expire 10 years after the date of grant. The grant-date fair value of options is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	896,819	$41.50
Granted	529,505	$38.08
Exercised	(31,466)	$34.58		$257
Forfeited and canceled	(218,865)	$44.77
Outstanding as of December 31, 2021	1,175,993	$39.56	8.4	$975
Vested, December 31, 2021	299,451	$43.64	7.2	$264
Vested or expected to vest, December 31, 2021	1,175,993	$39.56	8.4	$975

The aggregate intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $2.8 million and $8.5 million, respectively.

The Company granted 529,505 stock options during the year ended December 31, 2021, of which 323,766 shares were premium-priced options.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield. The Company estimates the fair value of TSRs using Monte-Carlo simulation model where the expected volatility assumption is evaluated over 6.3 years. The actual number of TSR options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years. There are 104,638 TSRs as of December 31, 2021.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2021 2020 and 2019, along with the weighted-average grant-date fair values, were as follows:

	2021			2020			2019
Risk-free interest rate	0.29%	-	1.00%	0.21%	-	1.59%	1.41%	-	2.54%
Expected stock price volatility	54.80%	-	56.35%	46.48%	-	54.06%	44.27%	-	48.52%
Expected life of options (in years)		4.0			4.0			3.5
Expected dividend yield		-%			-%			-%
Fair value per option		14.80			16.31			14.73

As of December 31, 2021, there was $9.0 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.9 years.

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

RSU activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2020	$233,239	$37.50
Granted	328,257	$35.88
Vested	(91,680)	$37.94
Forfeited and cancelled	(57,158)	$35.94
Outstanding as of December 31, 2021	$412,658	$36.33

The weighted-average grant-date fair value per share of RSUs granted was $38.20 and $34.02 for the years ended December 31, 2020 and 2019, respectively. The total fair value of RSUs vested was $3.7 million, $2.2 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $10.3 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

PSUs generally vest over a three-year period from the grant date and include both a service and performance component. The PSUs granted to employees in 2019 contained performance conditions with business and financial targets. The business target, amounting to 30% of the total performance condition awards, was measured and achieved in the 2019 fiscal year. One of the financial targets, amounting to 55% of the total performance condition awards, was measured and achieved in the 2021 fiscal year, while the remaining financial target, amounting to 15% of the total performance condition awards, was not achieved. The PSUs granted to employees in 2020 contained performance conditions with business and financial targets. One of the business targets, amounting to 20% of the total performance condition awards, was not achieved in the 2021 fiscal year, while the remaining business target, amounting to 20% of the total performance condition awards, will ultimately be measured with respect to the regulatory approval process in the 2022 fiscal year. The financial targets, amounting to 60% of the total performance condition awards, will ultimately be measured with respect to the Company’s operating results in the 2022 fiscal year.

PSU activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2020	178,297	$35.93
Forfeited and cancelled	(20,000)	$37.44
Outstanding as of December 31, 2021	158,297	$37.44

The weighted-average grant-date fair value per share of PSUs granted was $36.93 and $33.05 for the years ended December 31, 2020 and 2019, respectively. The total fair value of PSUs vested was $0 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $0.1 million of unrecognized compensation cost related to PSUs in which milestones are expected to be achieved, which is expected to be recognized over a weighted-average period of 0.2 years.

Employee Stock Purchase Plan

On March 17, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP is authorized to issue up to 200,000 shares of common stock to participating employees. Employees that participate in the Company’s ESPP may purchase up to a maximum of 800 shares per six-month offering period or $25,000 worth of common stock per calendar year by authorizing payroll deductions of up to 10% of their base salary. The purchase price for each share purchased is 85% of the lower of the fair market value of the common stock on the first or last day of the offering period. The Company uses the Black-Scholes pricing model to determine the fair value of shares purchased under the ESPP. The calculation of the fair value of shares purchased is affected by the stock price on the grant date, the expected volatility of the Company’s stock over the expected term and the risk-free interest rate. The estimated fair value of shares purchased under the ESPP were based on the following assumptions:

2021
Risk-free interest rate	0.06%
Expected stock price volatility	32.58%
Expected life of options (in years)	0.5
Expected dividend yield	-%

15. Employee Benefit Plan

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make 140% matching contributions up to a limit of 5% of an employee’s eligible compensation. In addition, the Company may make annual discretionary contributions. The Company made matching contributions of $2.0 million, $1.7 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

17. Income Taxes

Income Tax Expense

The components of the Company’s income (loss) before income taxes and its provision for (benefit from) income taxes consist of the following:

	Years ended December 31,
	2021	2020	2019
Income (loss) before income taxes
Domestic	$(2,529)	$(25,722)	$38,299
Foreign	4,956	(2,902)	(2,178)
	$2,427	$(28,624)	$36,121

	Years ended December 31,
	2021	2020	2019
Provision for (benefit from) income taxes:
Current:
Federal	$494	$357	$6,245
State	(635)	(1,970)	1,884
Foreign	167	49	202
Total current	26	(1,564)	8,331
Deferred:
Federal	(553)	(1,980)	1,086
State	(426)	(1,070)	324
Foreign	(754)	(28)	(813)
Total deferred	(1,733)	(3,078)	597
Total (benefit from) provision for income taxes	$(1,707)	$(4,642)	$8,928

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Lease liability	$4,684	$5,147
Inventory reserves	2,453	2,004
Net operating loss carry forwards	2,822	4,775
Stock-based compensation expense	2,782	1,742
Tax credits	3,022	2,485
Compensation accrual	1,236	1,037
Foreign currency exchange	282	229
Accrued expenses and other	491	-
Gross deferred tax assets	17,772	17,419
Less: valuation allowance	-	(857)
Deferred tax assets	$17,772	$16,562

	December 31,
	2021	2020
Deferred tax liabilities:
Acquisition-related intangible asset	$(14,770)	$(13,972)
Depreciation	(8,509)	(8,493)
Right of use asset	(4,650)	(5,111)
Accrued expenses and other	-	(881)
Deferred tax liabilities	$(27,929)	$(28,457)

Net deferred tax liabilities	$(10,157)	$(11,895)

As of December 31, 2021, the Company had a federal net operating loss (“NOL”) carryforward of $4.6 million and state NOL carryforwards of $2.7 million. The federal NOL carryforward will begin to expire in 2029 and the state NOL carryforwards will begin to expire in 2026 through 2039, if unutilized. Federal NOLs generated in tax years after 2017 do not expire but are limited to 80% of taxable income. The Company also had NOL carryforwards in Italy of $7.1 million that do not expire but are limited to 80% of taxable income. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $2.5 million and $0.5 million, respectively, that will begin expiring in 2023.

In 2021, the Company transferred certain intellectual property held by its Italian subsidiary to the U.S. in exchange of cash consideration, resulting in a gain in Italy, to more closely align the economic ownership of this intellectual property with the Company’s current and future business operations.

The Company evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that the majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence.  As a result, during the year ended December 31, 2021, the Company released the valuation allowance recorded related to the net deferred tax assets in Italy in the amount of $0.9 million.

Effective Tax Rate

The reconciliation between the U.S. federal statutory rate and the Company’s effective rate is summarized as follows:

	Years ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	(3.2%)	1.5%	5.5%
Stock compensation	22.3%	(2.2%)	0.6%
Section 162(m) limitation	8.7%	-	0.3%
Goodwill impairment	-%	(16.8%)	-%
Change in fair value of contingent consideration	(36.7%)	6.7%	-%
Change in state apportionment	(29.8%)	4.9%	-%
Federal, state and foreign tax credits	(28.4%)	2.2%	(1.5%)
Valuation allowance	(35.3%)	(3.0%)	-%
Other permanent items	11.0%	1.9%	(1.2%)
Effective income tax rate	(70.4% )	16.2%	24.7%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2021 and 2020, respectively. The Company does not anticipate experiencing any significant increase or decrease in its unrecognized tax benefits within the twelve months following December 31, 2021.

In the normal course of business, Anika and its subsidiaries may be periodically examined by various taxing authorities. The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2018.

Upon the settlement of certain stock-based awards (i.e., exercise, vesting, forfeiture, or cancellation), the actual tax deduction is compared with cumulative financial reporting compensation cost, and any excess tax deduction related to these awards is considered a windfall tax benefit. The Company records windfall tax benefits to income tax expense. The Company follows the with-and-without approach for the direct effects of windfall/shortfall items and to determine the timing of the recognition of any related benefits. The Company recorded a windfall tax benefit in income tax expense of $0.1 million in 2021 compared to $0.2 million in 2020 and an immaterial amount in 2019.

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

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Years Ended December 31,
	2021	2020	2019
Shares used in the calculation of basic EPS	14,401	14,222	14,121
Effect of dilutive securities:
Share based awards	233	-	253
Diluted shares used in the calculation of EPS	14,634	14,222	14,374

Stock options of 1.1 million and 0.5 million shares were outstanding for the years ended December 31, 2021 and 2019, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. The Company was in a loss position during the year ended December 31, 2020, therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS.

At December 31, 2021 and 2020 there were no outstanding unvested RSAs. At December 31, 2019 a total of 13,000 shares of unvested RSAs were excluded from the basic earnings per share.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2021 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

During the fourth quarter, we completed the implementation of our enterprise resource planning software at our Parcus Medical and Arthrosurface subsidiaries. In this regard, we reviewed and modified our internal controls, as necessary. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control—Integrated Framework.

Based on its assessment and those criteria, our management believes that our company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Anika Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 10, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2022

ITEM 9B. OTHER INFORMATION

On October 28, 2021, the Board of Directors elected Sheryl L. Conley as a member of the Board effective as of October 28, 2021.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.2a

Translation of Lease Agreement, dated October 9, 2015, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517

10.2b

Translation of Amendment No. 1 to Lease Agreement, dated February 2, 2017, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517

10.3a	Lease Agreement, dated November 26, 2012, between High Properties and Parcus Medical LLC relating to 6423 Parkland Drive, Suites 101 and 102, Sarasota, FL
10.3b	Amendment #1 to the Lease, Renewal Amendement, dated January 4, 2018, between High Properties and Parcus Medical LLC relating to 6423 Parkland Drive, Suites 101 and 102, Sarasota, FL
10.3c	Lease Agreement, dated May 25, 2017, between High Properties and Parcus Medical, LLC relating to 6455 Parkland Drive, Suite 101, Sarasota, FL
10.4a

Credit Agreement, dated as of October 24, 2017, among Anika Therapeutics, Inc., certain subsidiaries of Anika Therapeutics, Inc. as are or may from time to time become parties to the Credit Agreement, Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, and the lenders party thereto

10.4b

Security and Pledge Agreement, dated as of October 24, 2017, among Anika Therapeutics, Inc., certain subsidiaries of Anika Therapeutics, Inc. listed on the signature pages thereto, and Bank of America, N.A., as administrative agent

10.4c	First Amendment effective August 13, 2019, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017
10.4d	Second Amendment effective May 14, 2020, with respect to the Credit Agreement dated as of October 24, 2017 and First Amendment to the Security and Pledge Agreement dated as of October 24, 2017
10.4e

Third Amendment to Credit Agreement dated as of November 12, 2021, by and among Anika Therapeutics, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as administrative agent, L/C Issuer and Swingline Lender, and the other parties thereto

*10.5	License Agreement, dated as of December 20, 2003, by and between Anika Therapeutics, Inc. and Ortho Biotech Products, L.P.
*10.6	License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc.
†10.7	Anika Therapeutics, Inc. Senior Executive Incentive Compensation Plan
†10.8	Anika Therapeutics, Inc. Non-Employee Director Compensation Policy (restated as of February 9, 2022)
†10.9a	Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 5, 2011)
†10.9b	Amendment to Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 11, 2013)
†10.9c	Form of Incentive Stock Option Agreement under Second Amended and Restated 2003 Stock Option and Incentive Plan
†10.9d	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under Second Amended and Restated 2003 Stock Option and Incentive Plan
†10.10a	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 16, 2021)
†10.10b	Form of Notice of Grant of Incentive Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan.
†10.10c	Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan
†10.10d	Form of Notice of Grant of Restricted Stock Award, including Terms and Conditions of Restricted Stock Award, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan.
†10.10e	Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan
†10.10f	Form of Notice of Grant of Deferred Stock Awards Units, including Terms and Conditions of Deferred Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan
†10.10g	Anika Therapeutics, Inc. 2021 Employee Stock Purchase Plan (adopted March 17, 2021)
†10.10h	Anika Therapeutics, Inc. 2021 Inducement Plan (adopted November 4, 2021)
†10.10i	Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2021 Inducement Plan
†10.10j	Form of Notice of Grant of Restricted Stock Units Award, including Terms and Conditions of Restricted Stock Award, granted under Anika Therapeutics, Inc. 2021 Inducement Plan
†10.10k	Form of Notice of Grant of Deferred Stock Awards Units, including Terms and Conditions of Deferred Stock Units, granted under Anika Therapeutics, Inc. 2021 Inducement Plan
†10.11	Employment Agreement, dated April 23, 2020, by and between Anika Therapeutics, Inc., and Dr. Cheryl R. Blanchard
†10.12	Executive Retention Agreement, dated August 10, 2020, by and between Anika Therapeutics, Inc. and Michael Levitz
†10.13	Executive Retention Agreement, dated April 9, 2019, by and between Anika Therapeutics, Inc. and Thomas Finnerty
10.14	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation entered into as of May 24, 2018 by and between Morgan Stanley & Co. LLC and Anika Therapeutics, Inc.
10.15	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation entered into as of May 7, 2019 by and between Morgan Stanley & Co. LLC and Anika Therapeutics, Inc.
21.1	List of Subsidiaries of Anika Therapeutics, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101

The following materials from the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2021, formatted in Inline XBRL:  (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019; and (v) Notes to Consolidated Financial Statements

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

ANIKA THERAPEUTICS, INC.

Date: March 10, 2022	By:	/s/ CHERYL BLANCHARD
Cheryl R. Blanchard, Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHERYL BLANCHARD	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	(Principle Executive Officer)	March 10, 2022

/s/ MICHAEL LEVITZ	Executive Vice President, Chief Financial Officer and Treasurer
Michael Levitz	(Principal Financial Officer)	March 10, 2022

/s/ IAN MCLEOD	Vice President, Chief Accounting Officer
Ian McLeod	(Principal Accounting Officer)	March 10, 2022

/s/ JEFFERY S. THOMPSON	Director, Chairman of the Board
Jeffery S. Thompson		March 10, 2022

/s/ SHERYL L. CONLEY	Director
Sheryl L. Conley		March 10, 2022

/s/ JOHN HENNEMAN	Director
John Henneman		March 10, 2022

/s/ RAYMOND J. LAND	Director
Raymond J. Land		March 10, 2022

/s/ GLENN R. LARSEN, PH.D.	Director
Glenn R. Larsen, Ph.D.		March 10, 2022

/s/ STEPHEN RICHARD	Director
Stephen Richard		March 10, 2022

/s/ SUSAN N. VOGT	Director
Susan N. Vogt		March 10, 2022