Form 10-Q
period 2022-03-31
Anika Therapeutics, Inc.
filed 2022-05-06
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14027

Anika Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3145961 (I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 28, 2022, there were 14,543,860 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

Anika, Anika Therapeutics, Arthrosurface, Cingal, Hyaff, Hyvisc, Monovisc, Orthovisc, Parcus Medical, Tactoset and WristMotion are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$90,325	$94,386
Accounts receivable, less allowance for credit losses of $1,350 and $1,442 at March 31, 2022 and December 31, 2021, respectively	29,313	29,843
Inventories, net	35,225	36,010
Prepaid expenses and other current assets	10,459	8,289
Total current assets	165,322	168,528
Property and equipment, net	47,954	47,602
Right-of-use assets	20,517	20,957
Other long-term assets	20,385	20,285
Intangible assets, net	80,436	82,382
Goodwill	7,625	7,781
Total assets	$342,239	$347,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,444	$7,633
Accrued expenses and other current liabilities	15,233	17,847
Contingent consideration	4,315	4,315
Total current liabilities	26,992	29,795
Other long-term liabilities	684	1,258
Deferred tax liability	9,956	10,157
Lease liabilities	18,820	19,240
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively		-
Common stock, $0.01 par value; 90,000 shares authorized, 14,518 and 14,441 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	145	144
Additional paid-in-capital	68,796	67,081
Accumulated other comprehensive loss	(5,799)	(5,718)
Retained earnings	222,645	225,578
Total stockholders’ equity	285,787	287,085
Total liabilities and stockholders’ equity	$342,239	$347,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$36,693	$34,292
Cost of revenue	14,889	13,318
Gross Profit	21,804	20,974

Operating expenses:
Research and development	6,157	6,361
Selling, general and administrative	19,201	18,175
Change in fair value of contingent consideration	-	(4,820)
Total operating expenses	25,358	19,716
(Loss) income from operations	(3,554)	1,258
Interest and other income (expense), net	(154)	(43)
(Loss) income before income taxes	(3,708)	1,215
Benefit from income taxes	(775)	(1,623)
Net (loss) income	$(2,933)	$2,838

Net (loss) income per share:
Basic	$(0.20)	$0.20
Diluted	$(0.20)	$0.20

Weighted average common shares outstanding:
Basic	14,466	14,343
Diluted	14,466	14,435

Net (loss) income	$(2,933)	$2,838
Foreign currency translation adjustment	(81)	(509)
Comprehensive (loss) income	$(3,014)	$2,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2022
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2022	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	1	-	15	-	-	15
Vesting of restricted stock units	106	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,545	-	-	2,545
Retirement of common stock for minimum tax withholdings	(30)	-	(844)	-	-	(844)
Net loss	-	-	-	(2,933)	-	(2,933)
Other comprehensive loss	-	-	-	-	(81)	(81)
Balance, March 31, 2022	14,518	$145	$68,796	$222,645	$(5,799)	$285,787

	Three Months Ended March 31, 2021
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2021	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	-	-	1	-	-	1
Vesting of restricted stock units	46	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,259	-	-	2,259
Retirement of common stock for minimum tax withholdings	(9)	-	(333)	-	-	(333)
Net income	-	-	-	2,838	-	2,838
Other comprehensive loss	-	-	-	-	(509)	(509)
Balance, March 31, 2021	14,366	$144	$57,281	$224,282	$(5,051)	$276,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,933)	$2,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,671	1,545
Amortization of acquisition related intangible assets	1,946	1,963
Amortization of acquisition related inventory step-up	-	2,578
Non-cash operating lease cost	403	405
Change in fair value of contingent consideration	-	(4,820)
Loss on disposal of fixed assets	-	831
Stock-based compensation expense	2,545	2,259
Deferred income taxes	(273)	(1,162)
Provision (recovery) for credit losses	5	(21)
Provision for inventory	586	277
Changes in operating assets and liabilities:
Accounts receivable	383	(2,478)
Inventories	(602)	(4,040)
Prepaid expenses, other current and long-term assets	(1,189)	87
Accounts payable	(473)	188
Operating lease liabilities	(387)	(385)
Accrued expenses, other current and long-term liabilities	(2,929)	(1,254)
Income taxes	(622)	(1,242)
Net cash used in operating activities	(1,869)	(2,431)

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	-	(350)
Proceeds from maturities of investments	-	2,501
Purchases of property and equipment	(1,326)	(417)
Net cash (used in) provided by investing activities	(1,326)	1,734

Cash flows from financing activities:
Cash paid for tax withheld on vested restricted stock awards	(846)	(332)
Proceeds from exercises of equity awards	15	-
Payments made on finance leases	(31)	(119)
Net cash used in financing activities	(862)	(451)

Exchange rate impact on cash	(4)	(70)

Decrease in cash and cash equivalents	(4,061)	(1,218)
Cash and cash equivalents at beginning of period	94,386	95,817
Cash and cash equivalents at end of period	$90,325	$94,599
Supplemental disclosure of cash flow information:
Non-cash Investing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$728	$570
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$220

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on sports medicine and soft tissue repair, and Arthrosurface, Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in hyaluronic acid technology, into joint preservation and restoration space with higher market potential, added new revenue streams, increased and accelerated its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

The Company is subject to risks common to companies in the life sciences industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with U.S. Food and Drug Administration and foreign regulations and approval requirements, as well as the ability to grow the Company’s business through appropriate commercial strategies.

There continue to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and broader impact on elective surgeries. The Company is unable to predict the specific impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2021 balances reported herein were derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three-month period ended March 31, 2022 are not indicative of the results to be expected for the year ending December 31, 2022.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker as of March 31, 2022 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

3.	Business Combinations

Parcus Medical, LLC

On January 24, 2020, the Company completed the acquisition of Parcus Medical pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Parcus Medical Merger Agreement”). Parcus Medical is a sports medicine implant and instrumentation solutions provider focused on surgical repair and reconstruction of soft tissue.

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

Pursuant to the Parcus Medical Merger Agreement, contingent consideration represents additional payments that the Company may be required to make in the future which could total up to $60.0 million depending on the level of net sales of Parcus Medical products generated in 2020 through 2022.

The fair value of contingent consideration related to net sales as of January 24, 2020, and at each reporting date, was determined based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. The unobservable inputs used in the fair value determination are the net sales estimates, the weighted average cost of capital used for the Monte Carlo simulation, discount rate and the periods in which the milestones are expected to be achieved. The discount rates used as of March 31, 2022 ranged from 3.2% - 4.1%. The weighted average cost of capital was 11.5% as of March 31, 2022.

The deferred consideration related to certain purchase price holdbacks was resolved within one year of the acquisition date in accordance with the Parcus Merger. The liability for contingent consideration was included in current liabilities on the condensed consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. As of March 31, 2022, the net sales related contingent consideration amounted to $4.3 million which was included in current liabilities. As of March 31, 2022 the Company did not expect any further milestones to be achieved.

Acquisition-related costs were not included as a component of consideration transferred but were expensed in the periods in which the costs are incurred. The Company incurred approximately $1.9 million in transaction costs related to the Parcus Medical acquisition during the three-month period ending March 31, 2020. The transaction costs subsequent to March 31, 2020 were immaterial.

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

The allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on estimates of fair value as of January 24, 2020, and was as follows:

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

The acquired intangible assets based on estimates of fair value as of January 24, 2020 were as follows:

Developed technology	$41,100
Trade name	1,800
Customer relationships	1,100
Total acquired intangible assets	$44,000

The fair value of developed technology will be amortized over a useful life of 15 years, the fair value of customer relationships over 10 years, and the fair value of the trade name over 5 years.

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The goodwill was impaired in 2020 and there was no remaining goodwill as of December 31, 2020.

Arthrosurface, Inc.

On February 3, 2020, the Company completed the acquisition of Arthrosurface pursuant to the terms of the Agreement and Plan of Merger, dated as of January 4, 2020 (the “Arthrosurface Merger Agreement”). Arthrosurface is a joint preservation technology company specializing in less invasive, bone-preserving partial and total joint replacement solutions.

Consideration Transferred

Pursuant to the Arthrosurface Merger Agreement, the Company acquired all outstanding equity of Arthrosurface for estimated total purchase consideration of $90.3 million, as of February 3, 2020 which consisted of:

Cash consideration	$61,909
Estimated fair value of contingent consideration	28,376
Estimated total purchase consideration	$90,285

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments of up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products from 2020 through 2021. The fair value of contingent consideration related to regulatory milestones as of February 3, 2020 was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales achievement as of February 3, 2020 was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. The Company paid $5.0 million in October 2020 and $10.0 million in July 2021 based upon the achievement of two distinct regulatory milestones. As of December 31, 2021, there were no milestones remaining.

Acquisition-related costs were not included as a component of consideration transferred but were expensed in the periods in which the costs are incurred. The Company incurred approximately $2.2 million in transaction costs related to the Arthrosurface acquisition during the three-month period ending March 31, 2020. The transaction costs subsequent to March 31, 2020 were immaterial.

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

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and assigned to the newly established reporting unit for Parcus Medical and Arthrosurface. The Goodwill was impaired in 2020 and there was no remaining goodwill as of December 31, 2020.

4.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. There were no transfers between fair value levels during the three-month periods ended March 31, 2022 or 2021. See Note 3, Business Combinations for additional discussion of contingent consideration as of March 31, 2022.

The classification of the Company’s cash equivalents and other current liabilities within the fair value hierarchy was as follows:

		Active Markets
		for Identical Assets	Significant Other	Significant
		(Unadjusted)	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,052	$67,052	$-	$-	$67,052

Other current liabilities:
Contingent Consideration - Short Term	$4,315	$-	$-	$4,315	$-

		Active Markets
		for Identical Assets	Significant Other	Significant
		(Unadjusted)	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,046	$67,046	$-	$-	$67,046

Other current liabilities:
Contingent Consideration - Short Term	$4,315	$-	$-	$4,315	$-

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations.

	Three Months Ended March 31,
	2022	2021
Balance, beginning	$4,315	$35,410
Change in fair value	-	(4,820)
Balance, ending	$4,315	$30,590

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$16,901	$16,881
Work-in-process	13,599	11,442
Finished goods	24,257	26,731
Total	$54,757	$55,054

Inventories	$35,225	$36,010
Other long-term assets	19,532	19,044
Total	$54,757	$55,054

Inventories are stated net of inventory reserves of approximately $6.9 million and $9.1 million, as of March 31, 2022 and December 31, 2021, respectively.

6.	Intangible Assets

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

		Three Months Ended March 31, 2022			December 31, 2021
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,608)	$(19,340)	$68,632	$70,081	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	9,000	-	(1,952)	7,048	7,273	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(644)	167	179	16
Tradenames	5,200	-	(2,261)	2,939	3,199	5
Total	$112,136	$(3,218)	$(28,482)	$80,436	$82,382	13

The aggregate amortization expense related to intangible assets was $1.9 million for the three-month periods ended March 31, 2022 and 2021.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the three-month ended March 31, 2022 were as follows:

Three Month Ended March 31, 2022
Balance, beginning	$7,781
Effect of foreign currency adjustments	(156)
Balance, ending	$7,625

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021

Compensation and related expenses	$7,457	$9,523
Professional fees	2,967	3,590
Operating lease liability - current	1,528	1,526
Clinical trial costs	2,014	1,961
Financing lease liability - current	122	188
Other	1,145	1,059
Total	$15,233	$17,847

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2022 or December 31, 2021 and has no history of claims paid.

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

10.	Revenue and Geographic Information

Revenue by product family was as follows:

	Three Months Ended March 31,
	2022	2021

OA Pain Management	$22,733	$19,316
Joint Preservation and Restoration	12,139	12,219
Non-Orthopedic	1,821	2,757
Total	$36,693	$34,292

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 39% and 41% for the three months ended March 31, 2022 and 2021, respectively.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Deferred revenue was $0.3 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2022		2021
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$26,773	73%	$25,005	73%
Europe	5,796	16%	5,480	16%
Other	4,124	11%	3,807	11%
Total	$36,693	100%	$34,292	100%

11.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020 and June 16, 2021. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There were 0.9 million shares available for future grant at March 31, 2022 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 70,591 shares available for future grant at March 31, 2022 under the Inducement Plan.

The Company may satisfy the awards upon exercise, or upon fulfillment of the vesting requirements for other equity-based awards, with either newly issued shares or shares reacquired by the Company. Stock-based awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of grant. Awards contain service conditions or service and performance conditions, and they generally become exercisable ratably over three years with a maximum contractual term of ten years.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$176	$129
Research and development	367	241
Selling, general and administrative	2,002	1,889
Total stock-based compensation expense	$2,545	$2,259

 Stock Options

Stock options are granted to purchase common shares at prices that are equal to the fair market value of the shares on the date the options are granted or, in the case of premium options, are granted with an exercise price at 110% of the market price of the Company’s common stock on the date of grant. Options generally vest in equal annual installments over a period of three years and expire 10 years after the date of grant. The grant-date fair value of options is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

  The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,175,993	$39.56
Granted	416,197	$28.37
Exercised	(437)	$9.10		$10
Forfeited and canceled	(47,858)	$38.23
Outstanding as of March 31, 2022	1,543,895	$36.59	8.6	$9
Vested, March 31, 2022	485,869	$41.89	7.5	$9
Vested or expected to vest, March 31, 2022	1,543,895	$36.59	8.6	$9

The aggregate intrinsic value of options exercised for the three-month period ended March 31, 2021 was immaterial.

The Company granted 416,197 stock options during the three-month ended March 31, 2022, of which 382,201 shares were premium-priced options.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield. The Company estimates the fair value of TSRs using Monte-Carlo simulation model where the expected volatility assumption is evaluated over 6.3 years. The actual number of TSR options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years. There were 104,638 TSRs as of March 31, 2022.

 The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2022 and 2021, along with the weighted-average grant-date fair values, were as follows:

	Three Months Ended March 31,
	2022			2021
Risk free interest rate	1.3%	-	1.9%	0.3%	-	0.6%
Expected volatility	53.8%	-	54.6%	54.8%	-	55.4%
Expected life (years)		4.5			4.0
Expected dividend yield		0.0%			0.0%
Fair value per option		$11.37			$13.90

As of March 31, 2022, there was $11.8 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the three-month period ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	412,658	$36.33
Granted	420,452	$25.75
Vested	(87,953)	$35.19
Forfeited and cancelled	(32,376)	$35.27
Outstanding as of March 31, 2022	712,781	$30.28

The weighted-average grant-date fair value per share of RSUs granted was $34.07 for the three-month ended March 31, 2021. The total fair value of RSUs vested was $3.3 million and $2.1 million for the three months period ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $18.4 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.4 years.

Performance Stock Units

PSU activity for the three-month ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	158,297	$37.44
Performance factor adjustment	2,125	$32.53
Vested	(19,125)	$32.53
Forfeited and cancelled	(23,400)	$41.86
Outstanding as of March 31, 2022	117,897	$34.98

The total fair value of PSUs vested was $0.6 million for the three-month period ended March 31, 2022. As of March 31, 2022, none of the milestones related to the outstanding PSUs were expected to be achieved.

Employee Stock Purchase Plan

On March 17, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP is authorized to issue up to 200,000 shares of common stock to participating employees. Employees that participate in the Company’s ESPP may purchase up to a maximum of 800 shares per six-month offering period or $25,000 worth of common stock per calendar year by authorizing payroll deductions of up to 10% of their base salary. The purchase price for each share purchased is 85% of the lower of the fair market value of the common stock on the first or last day of the offering period. The Company uses the Black-Scholes pricing model to determine the fair value of shares purchased under the ESPP. The calculation of the fair value of shares purchased is affected by the stock price on the grant date, the expected volatility of the Company’s stock over the expected term and the risk-free interest rate. The estimated fair value of shares purchased under the ESPP were based on the following assumptions:

2022
Risk-free interest rate	0.06%
Expected stock price volatility	32.58%
Expected life of options (in years)	0.5
Expected dividend yield	0.0%

12.	Income Taxes

The Company recorded an income tax benefit of $0.8 million for the three-month period ended March 31, 2022, resulting in an effective tax rate of 20.9%. The income tax benefit was $1.6 million for the three-month period ended March 31, 2021, based on an effective tax rate of (133.6%). The net change in the effective tax rate for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to the discrete tax benefit on the decrease in the fair value of contingent consideration that occurred in the first quarter of 2021. The Company’s effective tax rate for the first quarter of 2022 primarily reflects statutory rates, offset partially by a reduction of stock compensation related tax deductions.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate, which varies by jurisdiction.

In connection with the preparation of the financial statements, the Company assessed whether it is more likely than not that it will be able to utilize, in future periods, the Company’s deferred income tax assets to offset future taxable income and tax liabilities. The Company concluded that it is more likely than not that its deferred tax assets will be realized, after evaluation and consideration of both the positive and negative evidence. On December 31, 2021, the Company released a valuation allowance that had been previously recorded related to its net deferred tax assets in Italy in the amount of $0.9 million. The Company did not record a valuation allowance on its deferred tax balances as of March 31, 2022.

13.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding share-based awards using the treasury stock method

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares used in the calculation of basic EPS	14,466	14,343
Effect of dilutive securities:
Share based awards	-	92
Diluted shares used in the calculation of EPS	14,466	14,435

The Company had a net loss during the three-month ended March 31, 2022, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.2 million shares were outstanding for the three-month periods ended March 31, 2021 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," “estimate,” “potential,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding the effect of COVID-19 and related impacts on our business, operations, and financial results, expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We have thirty years of global expertise developing, manufacturing and commercializing products based on and/or enhanced with our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

In early 2020, we expanded our overall technology platform, product portfolio, and significantly enhanced and accelerated our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, a sports medicine and instrumentation solutions provider focused on soft tissue repair, and Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. Through these acquisitions, we have transformed our company. We expanded our addressable market from the over $1 billion global OA pain management market to the over $8 billion global joint preservation market (which includes the faster growing sports medicine soft tissue repair and extremities segments), advanced our commercial capabilities, instituted systems and processes to support our transformation, and expanded our product pipeline and research and development expertise in our target markets.

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

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine soft tissue repair products;

●	Leveraging our global commercial expertise to drive growth across the portfolio, with an intentional and increased focus on the ambulatory surgery centers site of care in the United States;

●

Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions, technology licensing, and leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. There has been significant volatility in our results on a quarterly basis due to the worldwide cancellation or delay of elective procedures, staffing shortages and supply chain disruptions, as well as the impact on timelines associated with certain clinical studies. Resurgence of COVID-19 as a result of emerging variants or other factors could result in additional staffing shortages or supply chain disruptions that could impact our business and operations. We have had some disruption in our ability to supply products to our customers due to supply chain disruptions and staffing shortages which has caused back orders or delays in certain shipments to our customers. Our commercial day-to-day operations have been impacted due to the worldwide cancellations and/or delays of elective procedures and restrictions on travel for both our employees and our clinician customers, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions or other challenges associated with infections, staffing shortages, volatility in elective surgical procedures or supply chain disruptions due to COVID-19 and its current or new variants in certain jurisdictions. The impact of these challenges are currently unknown, but could be significant.

Products

OA Pain Management

Our OA Pain Management product family consists of:

●	Monovisc and Orthovisc, our single- and multi-injection, HA-based viscosupplement product offerings indicated to provide pain relief from OA conditions solely for use in the knee. Our OA Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies. The Monovisc and Orthovisc products have been the market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Internationally, we market our OA Pain Management products directly through a worldwide network of commercial distributors.

●	Cingal, our novel, third-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is designed to provide both short- and long-term pain relief. Cingal is CE Mark approved and for several years has been sold outside the United States directly in over 30 countries through our network of distributors. In the United States, Cingal is a pipeline product currently under clinical trial studies and is not available for commercial sale.

●	Hyvisc, our high molecular weight injectable HA veterinary product approved for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of:

●

Bone Preserving Joint Technologies. Our portfolio of more than 150 bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, is designed to treat upper and lower extremity orthopedic conditions as well as knee and hip conditions caused by arthritic disease, acute trauma and injury. These products span multiple joints including the shoulder, foot/ankle, wrist, knee and hip and are generally intended to restore a patient’s natural anatomy and movement. These products are often used to treat patients with OA progression beyond where our OA Pain Management products can allow the patients to retain an active lifestyle when early surgical intervention becomes preferable.

●

Soft Tissue Repair. Our line of soft tissue repair solutions is used by surgeons to repair and reconstruct damaged ligaments and tendons resulting from sports injuries, acute trauma and disease. These more traditional sports medicine solutions include screws, sutures, suture anchors, grafts and other surgical systems that facilitate surgical procedures on the shoulder, knee, hip, upper and lower extremities, and other soft tissues.

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions leveraging our proprietary technologies based on HA and Hyaff, which is a solid form of HA. These products include Tactoset Injectable Bone Substitute, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures and for augmenting hardware fixation, such as suture anchors and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Tactoset cleared and commercialized principally in the United States, whereas Hyalofast is CE Mark approved and currently available outside the United States in over 30 countries within Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a product under clinical trial studies and is not available for commercial sale.

We currently commercialize Bone Preserving Joint Technologies, Soft Tissue Repair products, and Tactoset (from our Regenerative Solutions portfolio) in the United States by selling to hospitals and ambulatory surgery centers, through an independent network of sales representatives and distributors, and utilize our distributor network for sales in certain international markets.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$36,693	$34,292	$2,401	7%
Cost of revenue	14,889	13,318	1,571	12%
Gross profit	21,804	20,974	830	4%
Gross margin	59%	61%
Operating expenses:
Research and development	6,157	6,361	(204)	(3%)
Selling, general and administrative	19,201	18,175	1,026	6%
Change in fair value of contingent consideration	-	(4,820)	4,820	(100%)
Total operating expenses	25,358	19,716	5,642	29%
(Loss) income from operations	(3,554)	1,258	(4,812)	(383%)
Interest and other income (expense), net	(154)	(43)	(111)	258%
(Loss) income before income taxes	(3,708)	1,215	(4,923)	(405%)
Benefit from for income taxes	(775)	(1,623)	848	(52%)
Net (loss) income	$(2,933)	$2,838	$(5,771)	(203%)

Revenue

Revenue for the three-month period ended March 31, 2022 was $36.7 million, an increase of $2.4 million as compared to $34.3 million for the three-month period ended March 31, 2021. The increase in revenue was primarily driven by continued recovery from the impact of the COVID-19 pandemic on sales volumes and ordering patterns.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$22,733	$19,316	$3,417	18%
Joint Preservation and Restoration	12,139	12,219	(80)	(1%)
Non-Orthopedic	1,821	2,757	(936)	(34%)
	$36,693	$34,292	$2,401	7%

Revenue from our OA Pain Management product family increased 18% for the three-month period ended March 31, 2022, as compared to the same period in 2021, due primarily to continued recovery from the impact of the COVID-19 pandemic on global sales volumes and strategic partner and distributor ordering patterns which can vary significantly on a quarterly basis.

Revenue from our Joint Preservation and Restoration product family decreased 1% for the three-month period ended March 31, 2022, as compared to the same period in 2021, due primarily to the impact of limitations on access to customers during the early part of the quarter due to a surge in COVID-19 cases caused by a new variant.

Revenue from our Non-Orthopedic product family decreased 34% for the three-month ended March 31, 2022, as compared to the same period in 2021, primarily due to timing of distributor sales as well as due to higher revenues from certain legacy products related to end-of-life purchases during the first quarter of 2021.

Gross Profit and Margin

Gross profit for the three-month period ended March 31, 2022 increased $0.8 million to $21.8 million, representing a 59% gross margin for the period as compared to 61% in the prior year. The increase in gross profit for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily resulted from increased revenue. Gross margin for the three-month period ended March 31, 2022, decreased compared to the same period of prior year due primarily to unfavorable production volumes caused partially by supply chain and staffing challenges, due largely to the impact of the COVID-19 pandemic, and increased inventory reserves. The gross margin included the impact of inventory step-up associated with the Arthrosurface and Parcus Medical acquisitions, as well as acquisition-related amortization expenses, which together increased cost of revenue by $1.6 million, or 5 points of gross margin, for the three-month period ended March 31, 2022, as compared to increased cost of revenue of $4.1 million, or 12 points of gross margin, for the same period in 2021.

Research and Development

Research and development expenses for the three-month period ended March 31, 2022 were $6.2 million, a decrease of $0.2 million as compared to the same period in 2021. This decrease was primarily due to lower clinical trial activity.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2022 were $19.2 million, an increase of $1.0 million, as compared to the same period in 2021. This increase for the three-month period ended March 31, 2022 was due to expansion of our commercial capabilities in the United States and expanded marketing activities and other operational capabilities to support the growing business needs. Certain marketing and medical education activities also were more limited in 2021 due to the COVID-19 pandemic.

Contingent Consideration Fair Value Change

The fair value of contingent consideration as of March 31, 2022 did not change compared to December 31, 2021. In the three-month period ended March 31, 2021, the fair value of our contingent consideration liabilities decreased by $4.8 million resulting in a non-cash benefit to net income recorded in that period.

Income Taxes

The benefit from income taxes was $0.8 million for the three-month period ended March 31, 2022, resulting in an effective tax rate of 20.9%. The benefit from income taxes was $1.6 million for the three-month period ended March 31, 2021, resulting in an effective tax rate of (133.6%). The net change in the effective tax rate for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to the discrete tax benefit on the decrease in the fair value of contingent consideration that occurred in the first quarter of 2021. Our effective tax rate for the first quarter of 2022 primarily reflects statutory rates, offset partially by a reduction of stock compensation related tax deductions.

Net (Loss) Income

For the three-month period ended March 31, 2022, net loss was $2.9 million, or $0.20 per diluted share, compared to net income of $2.8 million, or $0.20 per diluted share, for the same period in prior year. The decrease in net income and diluted earnings per share was primarily due to the nonrecurring gain recorded in the first quarter of 2021 related to the change in fair value of contingent consideration, as well as increased spending to expand our commercial capability in the United States, partially offset by increased revenue.

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

The following is a reconciliation of adjusted gross profit to gross profit for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three-Month Periods Ended March 31,
	2022	2021
Gross profit	$21,804	$20,974
Acquisition related intangible asset amortization	1,562	1,562
Acquisition related inventory step up	-	2,578
Adjusted gross profit	$23,366	$25,114
Adjusted gross margin	64%	73%

Adjusted gross profit for the three-month period ended March 31, 2022 decreased $1.8 million to $23.4 million representing adjusted gross margin of 64%. Adjusted gross profit for the three-month period ended March 31, 2021 was $25.1 million, or adjusted gross margin of 73%. This decrease in adjusted gross profit and adjusted gross margin for the three-month period ended March 31, 2022 as compared to 2021, is due primarily to unfavorable production volumes and increased inventory reserves caused in part by supply chain and staffing challenges, due largely to the impact of the COVID-19 pandemic.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income (loss) excluding interest and other expense, net, income tax benefit, depreciation and amortization, stock-based compensation, and acquisition-related expenses. We have also excluded the impact of changes in the fair value of contingent consideration associated with our acquisition transactions in early 2020.

Adjusted EBITDA is not prepared in accordance with US GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with US GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net (loss) income, which is the nearest US GAAP equivalent. Some of these limitations are:

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

●	we exclude acquisition related expenses, including, amortization and depreciation of acquired assets in recent acquisitions, and the impact of inventory fair-value step up on cost of revenue;

●

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

The following is a reconciliation of adjusted EBITDA to net (loss) income for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(2,933)	$2,838
Interest and other expense, net	154	43
Benefit from income taxes	(775)	(1,623)
Depreciation and amortization	1,830	1,721
Share-based compensation	2,545	2,259
Acquisition related intangible asset amortization	1,787	1,787
Acquisition related inventory step up	-	2,578
Change in fair value of contingent consideration	-	(4,820)
Adjusted EBITDA	$2,608	$4,783

Adjusted EBITDA in the three-month period ended March 31, 2022 decreased $2.2 million as compared with the same period in 2021. The decrease in adjusted EBITDA for the period was primarily due to lower adjusted gross profit, from unfavorable production volumes and increased inventory reserves caused in part by supply chain and staffing challenges due largely to the impact of the COVID-19 pandemic, as well as increased commercial spending to support future growth as certain marketing and medical education activities were more limited in 2021.

Adjusted Net (Loss) Income and Adjusted EPS

We present information below with respect to adjusted net (loss) income and adjusted EPS. We define adjusted net (loss) income as our net (loss) income excluding amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue and changes in the fair value of contingent consideration, on a tax effected basis. The amortized assets contribute to revenue generation, and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, developed technology, customer relationships and acquired tradenames. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net (loss) income used in calculating adjusted net (loss) income, each on a per share and tax effected basis.

 The following is a reconciliation of adjusted net (loss) income to net (loss) income for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(2,933)	$2,838
Acquisition related intangible asset amortization, tax effected	1,345	1,396
Acquisition related inventory step up, tax effected	-	2,016
Change in fair value contingent consideration, tax effected	-	(5,498)
Adjusted net (loss) income	$(1,588)	$752

The following is a reconciliation of adjusted diluted EPS to diluted EPS for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Diluted (loss) earnings per share	$(0.20)	$0.20
Acquisition related intangible asset amortization, tax effected	0.09	0.10
Acquisition related inventory step up, tax effected	-	0.14
Change in fair value contingent consideration, tax effected	-	(0.38)
Adjusted diluted (loss) earnings per share	$(0.11)	$0.06

Adjusted net (loss) income and adjusted diluted (loss) earnings per share in the three-month period ended March 31, 2022 decreased $2.3 million and $0.17, respectively, as compared with the same period in 2021. The decrease for the period was primarily due to a lower adjusted gross profit, from unfavorable production volumes and increased inventory reserves caused in part by supply chain and staffing challenges due largely to the impact of the COVID-19 pandemic, as well as increased commercial spending to support future growth as certain marketing and medical education activities were more limited in 2021.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $90.3 million and $94.4 million, and working capital totaled $138.3 million and $138.7 million, at March 31, 2022 and December 31, 2021, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, amended and restated our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of March 31, 2022, and December 31, 2021, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in)
Operating activities	$(1,869)	$(2,431)
Investing activities	(1,326)	1,734
Financing activities	(862)	(451)
Effect of exchange rate changes on cash	(4)	(70)
Net (decrease) in cash and cash equivalents	$(4,061)	$(1,218)

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended March 31, 2022 as compared to the same period in 2021.

Operating Activities

Cash used in operating activities was $1.9 million for the three-month period ended March 31, 2022, as compared to cash used in operating activities of $2.4 million for the same period in 2021. The decrease in cash used in operating activities in 2021 was primarily due to an improvement in working capital attributable to timing of collections, decrease in inventories and lower income tax payments.

For the foreseeable future, we expect to continue to invest substantial resources in research and development for new products and clinical trials as well as continued investment in our commercial infrastructure to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $1.3 million for the three-month period ended March 31, 2022, as compared to cash provided by investing activities of $1.7 million for the same period in 2021. The change was primarily due to an increase in capital expenditures to support commercial growth of the business in the three-month period ended March 31, 2022 and proceeds from maturities of investments that occurred in 2021.

Financing Activities

Cash used in financing activities was $0.9 million for the three-month period ended March 31, 2022, as compared to cash used in financing activities of $0.5 million for the same period in 2021. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2021 Form 10-K for the year ended December 31, 2021. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2021 Form 10-K for the fiscal year ended December 31, 2021 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2021 Form 10-K for the year ended December 31, 2021. There were no material changes to our contractual obligations reported in our 2021 Form 10-K during the three months ended March 31, 2022. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the first three months of 2022 to our market risks or to our management of such risks.

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

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Inflation could adversely affect our business, financial condition or results of operations.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall costs. The existence of inflation in the economy has resulted in, and may continue to result in, higher shipping costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of inflation, if these measures are not effective our business, financial condition and results of operations could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases which represents the maximum value of shares that may yet be purchased. No open market repurchases were made during the three-month period ended March 31, 2022.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101	The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on May 5, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i. Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (unaudited)

ii. Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2022 and March 31, 2021 (unaudited)

iii. Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 and March 31, 2021 (unaudited)

iv. Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021 (unaudited)

v. Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: May 5, 2022	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)