Form 10-Q
period 2022-06-30
Anika Therapeutics, Inc.
filed 2022-08-04
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 29, 2022, there were 14,599,937 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

Anika, Anika Therapeutics, Anikavisc, Arthrosurface, Cingal, Hyaff, Monovisc, Orthovisc, Parcus Medical, Tactoset, Hyvisc and WristMotion are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$91,392	$94,386
Accounts receivable, less allowance for credit losses of $1,405 and $1,442 at June 30, 2022 and December 31, 2021, respectively	32,172	29,843
Inventories, net	35,336	36,010
Prepaid expenses and other current assets	8,956	8,289
Total current assets	167,856	168,528
Property and equipment, net	48,087	47,602
Right-of-use assets	31,607	20,957
Other long-term assets	20,914	20,285
Intangible assets, net	78,490	82,382
Goodwill	7,169	7,781
Total assets	$354,123	$347,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,165	$7,633
Accrued expenses and other current liabilities	16,951	17,847
Contingent consideration	4,315	4,315
Total current liabilities	29,431	29,795
Other long-term liabilities	587	1,258
Deferred tax liability	8,220	10,157
Lease liabilities	29,732	19,240
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively		-
Common stock, $0.01 par value; 90,000 shares authorized, 14,598 and 14,441 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	146	144
Additional paid-in-capital	72,851	67,081
Accumulated other comprehensive loss	(6,646)	(5,718)
Retained earnings	219,802	225,578
Total stockholders’ equity	286,153	287,085
Total liabilities and stockholders’ equity	$354,123	$347,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$39,657	$38,145	$76,350	$72,437
Cost of product revenue	14,795	17,333	29,684	30,651
Gross Profit	24,862	20,812	46,666	41,786

Operating expenses:
Research & development	6,975	7,293	13,132	13,654
Selling, general & administrative	21,268	17,989	40,469	36,164
Change in fair value of contingent consideration	-	(13,650)	-	(18,470)
Total operating expenses	28,243	11,632	53,601	31,348
(Loss) income from operations	(3,381)	9,180	(6,935)	10,438
Interest and other income (expense), net	96	(50)	(58)	(93)
(Loss) income before income taxes	(3,285)	9,130	(6,993)	10,345
(Benefit from) provision for income taxes	(442)	2,599	(1,217)	976
Net (loss) income	$(2,843)	$6,531	$(5,776)	$9,369

Net (loss) income per share:
Basic	$(0.20)	$0.45	$(0.40)	$0.65
Diluted	$(0.20)	$0.45	$(0.40)	$0.64

Weighted average common shares outstanding:			-
Basic	14,555	14,393	14,511	14,368
Diluted	14,555	14,627	14,511	14,583

Net (loss) income	$(2,843)	$6,531	$(5,776)	$9,369
Foreign currency translation adjustment	(847)	199	(928)	(310)
Comprehensive (loss) income	$(3,690)	$6,730	$(6,704)	$9,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Six Months Ended June 30, 2022
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2022	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	1	-	15			15
Vesting of restricted stock units	106	1	(1)			-
Stock-based compensation expense			2,545			2,545
Retirement of common stock for minimum tax withholdings	(30)	-	(844)			(844)
Net income				(2,933)		(2,933)
Other comprehensive income					(81)	(81)
Balance, March 31, 2022	14,518	$145	$68,796	$222,645	$(5,799)	$285,787
Vesting of restricted stock units	61	1	(1)			-
Issuance of ESPP shares	20	-	-			-
Stock-based compensation expense			4,081			4,081
Retirement of common stock for minimum tax withholdings	(1)	-	(25)			(25)
Net income				(2,843)		(2,843)
Other comprehensive income					(847)	(847)
Balance, June 30, 2022	14,598	$146	$72,851	$219,802	$(6,646)	$286,153

	Six Months Ended June 30, 2021
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2021	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	-	-	1	-	-	1
Vesting of restricted stock units	46	1	(1)			-
Forfeiture of restricted stock awards						-
Stock-based compensation expense			2,259			2,259
Retirement of common stock for minimum tax withholdings	(9)	-	(333)			(333)
Repurchase of common stock						-
Net income				2,838		2,838
Other comprehensive income					(509)	(509)
Balance, March 31, 2021	14,366	$144	$57,281	$224,282	$(5,051)	$276,656
Issuance of common stock for equity awards	18	-	640	-	-	640
Vesting of restricted stock units	35	-	-			-
Stock-based compensation expense			2,797			2,797
Retirement of common stock for minimum tax withholdings	(1)	-	(19)			(19)
Net income				6,531		6,531
Other comprehensive income					199	199
Balance, June 30, 2021	14,418	$144	$60,699	$230,813	$(4,852)	$286,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(5,776)	$9,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,435	3,086
Amortization of acquisition related intangible assets	3,891	3,925
Amortization of acquisition related inventory step-up	-	4,786
Non-cash operating lease cost	797	912
Change in fair value of contingent consideration	-	(18,470)
Loss on disposal of fixed assets	-	831
Stock-based compensation expense	6,626	5,056
Deferred income taxes	(2,020)	1,196
Provision (recovery) for doubtful accounts	175	(26)
Provision for inventory	675	2,404
Changes in operating assets and liabilities:
Accounts receivable	(3,103)	(5,347)
Inventories	(1,541)	(6,796)
Prepaid expenses, other current and long-term assets	(948)	1,608
Accounts payable	284	(642)
Operating lease liabilities	(764)	(849)
Accrued expenses, other current and long-term liabilities	(1,169)	2,307
Income taxes	657	(1,487)
Net cash provided by operating activities	1,219	1,863

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	-	(352)
Proceeds from maturities of investments	-	2,501
Purchases of property and equipment	(3,266)	(2,732)
Net cash used in investing activities	(3,266)	(583)

Cash flows from financing activities:
Payments made on finance leases	(53)	(147)
Cash paid for tax withheld on vested restricted stock awards	(870)	(353)
Proceeds from exercises of equity awards	15	643
Net cash (used in) provided by financing activities	(908)	143

Exchange rate impact on cash	(39)	(59)

(Decrease)/Increase in cash and cash equivalents	(2,994)	1,364
Cash and cash equivalents at beginning of period	94,386	95,817
Cash and cash equivalents at end of period	$91,392	$97,181
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$11,589	$220
Purchases of property and equipment included in accounts payable and accrued expenses	$680	$263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation solutions provider focused on sports medicine and soft tissue repair, and Arthrosurface, Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company’s product portfolio, developed over its 30 years of expertise in hyaluronic acid technology, into the broader joint preservation and restoration market with greater market potential, added high-growth revenue streams, increased the Company’s commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

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

There continue to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and a broader impact on elective surgeries. The Company is unable to predict the specific impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three-month and six-month periods ended June 30, 2022, are not indicative of the results to be expected for the year ending December 31, 2022

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of June 30, 2022. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

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

The fair value of contingent consideration related to net sales as of January 24, 2020, and at each reporting date, was determined based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. The liability for contingent consideration was included in current liabilities on the condensed consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. As of June 30, 2022, the net sales related contingent consideration amounted to $4.3 million which was included in current liabilities and the Company does not expect any further milestones to be achieved.

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

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments of up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products from 2020 through 2021. The fair value of contingent consideration related to regulatory milestones as of February 3, 2020 was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales achievement as of February 3, 2020 was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. The Company paid $5.0 million in October 2020 and $10.0 million in July 2021 based upon the achievement of two distinct regulatory milestones. As of June 30, 2022, there were no milestones remaining.

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

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. There were no transfers between fair value levels during the six-month periods ended June 30, 2022 or 2021. See Note 3, Business Combinations for additional discussion of contingent consideration as of June 30, 2022.

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,112	$67,112	$-	$-	$67,112

Other current liabilities:
Contingent Consideration - Short Term	$4,315	$-	$-	$4,315	$-

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,046	$67,046	$-	$-	$67,046

Other current liabilities:
Contingent Consideration - Short Term	$4,315	$-	$-	$4,315	$-

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations

	Six Months Ended June 30,
	2022	2021
Balance, beginning	$4,315	$35,410
Change in fair value	-	(18,470)
Balance, ending	$4,315	$16,940

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$16,766	$16,881
Work-in-process	14,170	11,442
Finished goods	24,583	26,731
Total	$55,519	$55,054

Inventories	$35,336	$36,010
Other long-term assets	20,183	19,044
Total	$55,519	$55,054

Inventories are stated net of inventory reserves of $7.2 million and $9.1 million as of June 30, 2022 and December 31, 2021, respectively.

6.	Intangible Assets

		Six Months Ended June 30, 2022			December 31, 2021
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,608)	$(20,789)	$67,183	$70,081	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	9,000	-	(2,177)	6,823	7,273	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(656)	155	179	16
Tradenames	5,200	-	(2,521)	2,679	3,199	5
Total	$112,136	$(3,218)	$(30,428)	$78,490	$82,382	13

The aggregate amortization expense related to intangible assets was $1.9 million and $2.0 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $3.9 million for each of the six-month periods ended June 30, 2022 and 2021.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the six months ended June 30, 2022 were as follows:

Six Month Ended June 30, 2022
Balance, beginning	$7,781
Effect of foreign currency adjustments	(612)
Balance, ending	$7,169

8.	Leases

The Company leases its buildings and manufacturing facilities under operating leases. As of June 30, 2022, the Company had real estate leases in Bedford, Massachusetts, Franklin, Massachusetts, Sarasota, Florida, Warsaw, Indiana and Padova, Italy.

In June 2022, the Company finalized renewal options to extend the current term of its leases for its building and manufacturing facility in Bedford as well as its two facilities in Sarasota. With the extension of these renewal options, the Bedford lease term extends to 2027 with several lease renewal options into 2038 and the two leases in Sarasota extend to 2027 but may be extended by mutual agreement. The Sarasota leases also include a right to terminate in 2025 at the Company’s option. The current term of the Franklin lease extends to 2023 and the current term of the Padova lease extends to 2032, with a right to terminate at the Company’s option without penalty.

The following table summarizes the Company’s significant commitments under lease agreements as of June 30, 2022:

	Operating Leases	Financing Leases	Total

2022 (Remainder of Year)	$1,304	$66	$1,370
2023	3,081	132	3,213
2024	3,026	43	3,069
2025	3,066	-	3,066
2026	2,760	-	2,760
Thereafter	27,873	-	27,873
Present value adjustment	(9,636)	(2)	(9,638)
Present value of lease payments	31,474	239	31,713
Less current portion included in accrued expenses and other current liabilities	(1,742)	(132)	(1,874)
Total lease liabilities	$29,732	$107	$29,839

During the three and six months ended June 30, 2022, the Company incurred lease expense of $0.6 million and $1.3 million, respectively. During the three and six months ended June 30, 2021, the Company incurred lease expense of $0.7 million and $1.3 million, respectively. As of June 30, 2022, the weighted average remaining operating lease term was 15.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 3.6%.

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2022	December 31, 2021

Compensation and related expenses	$8,816	$9,523
Professional fees	3,154	3,590
Operating lease liability – current	1,742	1,526
Clinical trial costs	2,074	1,961
Financing lease liability – current	132	188
Other	1,033	1,059
Total	$16,951	$17,847

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2022 or December 31, 2021 and has no history of claims paid.

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

11.	Revenue and Geographic Information

Revenue by product family was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

OA Pain Management	$25,741	$24,321	$48,474	$43,637
Joint Preservation and Restoration	12,095	11,884	24,234	24,103
Non-Orthopedics	1,821	1,940	3,642	4,697
	$39,657	$38,145	$76,350	$72,437

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine (“Mitek”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 45% and 46% for the three months ended June 30, 2022 and 2021, respectively, and 42% and 44% for the six months ended June 30, 2022 and 2021, respectively

The Company receives payments from our customers based on billing schedules established in each contract. Up-front payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Deferred revenue was $0.3 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.

Total revenue by geographic location was as follows:

	Three Months Ended June 30,
	2022		2021
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$29,686	75%	$30,069	79%
Europe	5,292	13%	5,089	13%
Other	4,679	12%	2,987	8%
Total	$39,657	100%	$38,145	100%

	Six Months Ended June 30,
	2022		2021
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$56,459	73%	$55,074	76%
Europe	11,088	15%	10,570	15%
Other	8,803	12%	6,793	9%
Total	$76,350	100%	$72,437	100%

12.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021 and June 8, 2022. On June 8, 2022, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 250,000 shares from 4.6 million shares to 4.85 million shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.85 million shares of common stock may be issued under the 2017 Plan. There were 1.2 million shares available for future grant at June 30, 2022 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 4,883 shares available for future grant at June 30, 2022 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product revenue	$227	$214	$403	$343
Research & development	503	402	870	643
Selling, general & administrative	3,351	2,181	5,323	4,070
Total stock-based compensation expense	$4,081	$2,797	$6,626	$5,056

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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,175,993	$39.56
Granted	464,775	$23.21
Exercised	(437)	$9.10		$10
Forfeited and canceled	(130,925)	$44.25
Outstanding as of June 30, 2022	1,509,406	$35.53	8.5	$21
Vested, June 30, 2022	459,732	$40.07	7.5	$7
Vested or expected to vest, June 30, 2022	1,509,406	$35.53	8.5	$21

The aggregate intrinsic value of options exercised for the six-month period ended June 30, 2022 was immaterial.

The Company granted 464,775 stock options during the six-month ended June 30, 2022, of which 382,201 shares were premium-priced options.

As of June 30, 2022, there was $10.4 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.0 years.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield. The Company estimates the fair value of TSRs using Monte-Carlo simulation model where the expected volatility assumption is evaluated over 6.3 years. The actual number of TSR options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years. There were 104,638 TSRs as of June 30, 2022.

The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2022 and 2021, along with the weighted-average grant-date fair values, were as follows:

	Six Months Ended June 30,
	2022			2021
Risk free interest rate	1.3%	-	3.0%	0.3%	-	0.6%
Expected volatility	53.8%	-	55.2%	54.8%	-	55.9%
Expected life (years)		4.5			4.0
Expected dividend yield		0.0%			0.0%
Fair value per option		11.28			14.19

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the six-month period ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	412,658	$36.33
Granted	498,189	$25.18
Vested	(149,365)	$36.26
Forfeited and cancelled	(41,095)	$33.75
Outstanding as of June 30, 2022	720,387	$28.78

The weighted-average grant-date fair value per share of RSUs granted was $34.99 for the six-month ended June 30, 2021. The total fair value of RSUs vested was $5.4 million and $3.5 million for the six-month periods ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $17.6 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.2 years.

Performance Stock Units

PSU activity for the six-month ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	158,297	$37.44
Performance factor adjustment	2,125	$32.53
Vested	(19,125)	$32.53
Forfeited and cancelled	(23,400)	$41.86
Outstanding as of June 30, 2022	117,897	$34.98

The total fair value of PSUs vested was $0.6 million and $0 for the six-month period ended June 30, 2022 and 2021, respectively. As of June 30, 2022, none of the milestones related to the outstanding PSUs were expected to be achieved.

13.	Income Taxes

The Company recorded an income tax benefit of $0.4 million and $1.2 million for the three- and six-month periods ended  June 30, 2022, resulting in effective tax rates of 13.5% and 17.4%, respectively. The Company recorded income tax expense of $2.6 million and $1.0 million for the three- and six-month periods ended  June 30, 2021, based on effective tax rates of 28.5% and 9.4%, respectively.

The decrease in the effective tax rate for the three-month period ended  June 30, 2022, as compared to the same period in 2021, was primarily due to $0.7 million recorded as tax expense for the change in the fair value of contingent consideration, recognized as a discrete charge in the second quarter of 2021 and a discrete charge of $0.6 million during second quarter of 2022 related to non-deductible stock compensation. The increase in the effective tax rate for the six-month period ended  June 30, 2022, as compared to the same period in 2021, was primarily due to the year-to-date net tax benefit in 2021 on the change in the fair value of contingent consideration, in the amount of $1.1 million resulting in a net decrease in the effective tax rate for the six-month period ended June 30, 2021.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate, which varies by jurisdiction.

In connection with the preparation of the financial statements, the Company assessed whether it is more likely than not that it will be able to utilize, in future periods, the Company’s deferred income tax assets to offset future taxable income and tax liabilities. The Company concluded that it is more likely than not that its deferred tax assets will be realized, after evaluation and consideration of both the positive and negative evidence. On December 31, 2021, the Company released a valuation allowance that had been previously recorded related to its net deferred tax assets in Italy in the amount of $0.9 million. The Company did not record a valuation allowance on its deferred tax balances as of June 30, 2022.

14.	Earnings Per Share (“EPS”)

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Month Period Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares used in the calculation of basic earnings per share	14,555	14,393	14,511	14,368
Effect of dilutive securities:
Share-based payment awards	-	234	-	215
Diluted shares used in the calculation of earnings per share	14,555	14,627	14,511	14,583

The Company had a net loss during the three and six-months ended June 30, 2022, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.1 million shares were outstanding for the six-month period ended June 30, 2021, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine soft tissue repair products;

●	Leveraging our global commercial expertise and building out our capabilities to drive growth across the portfolio, with an intentional and increased focus on the ambulatory surgery centers site of care in the United States;

●

Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions, technology licensing, and leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. There has been significant volatility in our results on a quarterly basis due to the worldwide cancellation or delay of elective procedures, staffing shortages and supply chain disruptions, as well as the impact on timelines associated with certain clinical studies. Resurgence of COVID-19 as a result of emerging variants or other factors could result in additional staffing shortages or supply chain disruptions that could impact our business and operations. We have had some disruption in our ability to supply products to our customers due to supply chain disruptions and staffing shortages which has caused back orders or delays in certain shipments to our customers. The companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, are or could be disrupted, temporarily close or experience worker shortages for a sustained period of time. To date, we believe we have taken adequate precaution to mitigate the impact of the current disruption of key materials, components and parts to the extent possible and reasonable. We expect, however, the current supply chain disruption with certain key suppliers to continue, which could have a material adverse effect on our operations. For additional information on the impact of supply chain disruption related to the COVID-19 pandemic on our manufacturing operations, please refer to the section captioned “Part II, Item 1A. Risk Factors.

Our commercial day-to-day operations have been impacted due to the worldwide cancellations and/or delays of elective procedures and restrictions on travel for both our employees and our clinician customers, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions or other challenges associated with infections, staffing shortages, volatility in elective surgical procedures or supply chain disruptions due to COVID-19 and its current or new variants in certain jurisdictions. In particular, supply constraints that have continued into 2022 that we have partially been able to mitigate to date could be expected to impact our ability to produce and supply our products. The impact of these challenges is currently unknown, but could be significant.

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

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,					Six Months Ended June 30,
	2022	2021	$ Inc/(Dec)	% Inc/(Dec)		2022	2021	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)					(in thousands, except percentages)
Revenue	$39,657	$38,145	$1,512	4%		$76,350	$72,437	$3,913	5%
Cost of revenue	14,795	17,333	(2,538)	(15%	)	29,684	30,651	(967)	(3%	)
Gross Profit	24,862	20,812	4,050	19%		46,666	41,786	4,880	12%
Gross Margin	63%	55%				61%	58%
Operating expenses:
Research & development	6,975	7,293	(318)	(4%	)	13,132	13,654	(522)	(4%	)
Selling, general & administrative	21,268	17,989	3,279	18%		40,469	36,164	4,305	12%
Change in fair value of contingent consideration	-	(13,650)	13,650	(100%	)	-	(18,470)	18,470	(100%	)
Total operating expenses	28,243	11,632	16,611	143%		53,601	31,348	22,253	71%
Loss (income) from operations	(3,381)	9,180	(12,561)	(137%	)	(6,935)	10,438	(17,373)	(166%	)
Interest and other income (expense), net	96	(50)	146	(292%	)	(58)	(93)	35	(38%	)
(Loss) income before income taxes	(3,285)	9,130	(12,415)	(136%	)	(6,993)	10,345	(17,338)	(168%	)
(Benefit from) provision for income taxes	(442)	2,599	(3,041)	(117%	)	(1,217)	976	(2,193)	(225%	)
Net (loss) income	$(2,843)	$6,531	$(9,374)	(144%	)	$(5,776)	$9,369	$(15,145)	(162%	)

Revenue

Revenue for the three-month period ended June 30, 2022 was $39.7 million, an increase of $1.6 million as compared to $38.1 million for the three-month period ended June 30, 2021. Revenue for the six-month period ended June 30, 2022 was $76.4 million, an increase of $4.0 million as compared to $72.4 million for the six-month period ended June 30, 2021. For the three- and six-month periods ended June 30, 2021, the increases in revenue were mainly due an increase in OA Pain Management revenues, primarily related to the continued recovery from the impact of the COVID-19 pandemic on global sales volumes as well as favorable timing of ordering patterns from international distributors and strategic partners.

The following tables present product revenue by product family:

	Three Months Ended June 30,
	2022	2021	$ Inc/(Dec)	% Inc/(Dec)

OA Pain Management	$25,741	$24,321	$1,420	6%
Joint Preservation and Restoration	12,095	11,884	211	2%
Non-Orthopedic	1,821	1,940	(119)	(6% )
	$39,657	$38,145	$1,512	4%

	Six Months Ended June 30,
	2022	2021	$ Inc/(Dec)	% Inc/(Dec)

OA Pain Management	$48,474	$43,637	$4,837	11%
Joint Preservation and Restoration	24,234	24,103	131	1%
Non-Orthopedic	3,642	4,697	(1,055)	(22% )
	$76,350	$72,437	$3,913	5%

Revenue from our OA Pain Management product family increased 6% and 11%, respectively, for the three-month and six-month periods ended June 30, 2022, as compared to the same periods in 2021, due primarily to continued recovery from the impact of the COVID-19 pandemic on global sales volumes as well as favorable timing of ordering patterns from international distributors and strategic partners which can vary significantly on a quarterly basis.

Revenue from our Joint Preservation and Restoration product family increased 2% and 1%, respectively, for the three-month and six-month periods ended June 30, 2022, as compared to the same periods in 2021, due primarily to recovery in elective procedures from the COVID-19 pandemic, which however remained limited due in part to constraints on staffing.

Revenue from our Non-Orthopedic product family decreased 6% and 22%, respectively, for the three-month and six-month periods ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily due to timing of distributor sales as well as due to higher revenues in 2021 from certain legacy products related to end-of-life purchases.

Gross Profit and Margin

Gross profit for the three -and six -month periods ended June 30, 2022 increased $4.1 million and $4.9 million, to $24.9 million and $46.7 million, respectively. Gross profit for the three- and six-month periods ended June 30, 2021, was $20.8 million and $41.8 million, respectively. The increases in gross profit for the three-month and six-month periods ended June 30, 2022, as compared to the same period in 2021 were primarily due to increased revenue as well as the impact of inventory step-up charges associated with the acquisitions of Arthrosurface and Parcus Medical in 2021 and product rationalization charges taken in the second quarter of 2021.

Gross margin for the three- and six-month periods ended June 30, 2022 was 63% and 61%, respectively. Gross margin for the three- and six-month periods ended June 30, 2021 was 55% and 58%, respectively. The increases to gross margin for the three-month and six-month periods ended June 30, 2022 was due primarily to the unfavorable impact of inventory step-up charges associated with the Arthrosurface and Parcus Medical in 2021 and product rationalization charges taken in the second quarter of 2021.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2022 were $7.0 million and $13.1 million, a decrease of $0.3 million and $0.6 million respectively as compared to the same period in 2021. The decreases for the three-month and six-month periods ended June 30, 2022 was primarily due to lower clinical trial spending, primarily on Cingal pilot study which is expected to be complete in 2022.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses for the three- and six-month periods ended June 30, 2022 were $21.3 million and $40.5 million representing an increase of $3.3 million and $4.3 million, respectively as compared to the same period in 2021. This increase in SG&A expense for the three-month and six-month periods ended June 30, 2022, was primarily due to expansion of our commercial capabilities in the United States and expanded marketing activities and other operational capabilities to support the growing business needs. Certain marketing and medical education activities also were more limited in 2021 due to the COVID-19 pandemic. The increase in SG&A expense was also due to higher stock-based compensation expense in 2022 driven by additional headcount associated with the Company’s strategic transformation that accelerated in 2020 and 2021.

Contingent Consideration Fair Value Change

The fair value of contingent consideration as of June 30, 2022 did not change compared to December 31, 2021. During the three-month and six-month periods ended June 30, 2021, the change in the fair value of contingent consideration liabilities was $13.7 million and $18.5 million, respectively, resulting in a non-cash benefit to net income.

Income Taxes

The benefit from income taxes was $0.4 million and $1.2 million for the three- and six-month periods ended June 30, 2022, resulting in effective tax rates of 13.5% and 17.4%, respectively. The provision for income taxes was $2.6 million and $1.0 million for the three- and six-month periods ended June 30, 2021, based on effective tax rates of 28.5% and 9.4%, respectively.

The decrease in the effective tax rate for the three-month period ended June 30, 2022, as compared to the same period in 2021, was primarily due to $0.7 million recorded as tax expense for the change in the fair value of contingent consideration, recognized as a discrete charge in the second quarter of 2021 and a discrete charge of $0.6 million during second quarter of 2022 related to non-deductible stock compensation. The increase in the effective tax rate for the six-month period ended June 30, 2022, as compared to the same period in 2021, was primarily due to the year to date net tax benefits in 2021 on the change in the fair value of contingent consideration, in the amount of $1.1 million resulting in a net decrease in the effective tax rate for the six-month period ended June 30, 2021.

Net (Loss) Income

For the three and six-month period ended June, 2022, net loss was $2.8 million and $5.8 million, or $0.20 per diluted share and $0.44 per diluted share, respectively, compared to net income of $6.5 million and $9.4 million, or $0.45 per diluted share and $0.64 per diluted share, for the same periods in prior year. The decrease in net income and diluted earnings per share was primarily due to gains recorded in the three-month and six-month periods ended June 30, 2021 related to the change in fair value of contingent consideration, as well as increased spending to expand our commercial capability in the United States, partially offset by increased revenue.

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

The following is a reconciliation of adjusted gross profit to gross profit for the three- and six-month periods ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross Profit	$24,862	$20,812	$46,666	$41,786
Product rationalization related charges	-	2,063	-	2,063
Acquisition related intangible asset amortization	1,562	1,562	3,124	3,124
Acquisition related inventory step up	-	2,208	-	4,786
Adjusted Gross Profit	$26,424	$26,645	$49,790	$51,759

Adjusted Gross Margin	67%	70%	65%	71%

Adjusted gross profit for the three- and six-month periods ended June 30, 2022 decreased $0.2 million and $2.0 million to $26.4 million and $49.8 million, respectively, representing 67% and 65% of revenue. Adjusted gross profit for the three- and six-month periods ended June 30, 2021 was $26.6 million and $51.8 million, respectively, or 70% and 71% of revenue for the periods, respectively. The decrease in adjusted gross profit for the three- and six-month periods ended June 30, 2022, was primarily due to unfavorable revenue mix and production inefficiencies caused in part by supply chain and staffing challenges.

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

●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

●	adjusted EBITDA does not reflect (benefit from) provision for income taxes or the cash requirements to pay taxes; and

●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of net income (loss) to adjusted EBITDA for the three- and six-month periods ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,843)	$6,531	$(5,776)	$9,369
Interest and other expense, net	(96)	50	58	93
Benefit from income taxes	(442)	2,599	(1,217)	976
Depreciation and amortization	1,933	1,716	3,753	3,437
Share-based compensation	4,081	2,797	6,626	5,056
Product rationalization	-	2,063	-	2,063
Acquisition related intangible asset amortization	1,787	1,787	3,574	3,574
Acquisition related inventory step up	-	2,208	-	4,786
Change in fair value of contingent consideration	-	(13,650)	-	(18,470)
Adjusted EBITDA	$4,420	$6,101	$7,018	$10,884

Adjusted EBITDA for the three-month period ended June 30, 2022, decreased $1.7 million as compared with the same period in 2021. The decrease in adjusted EBITDA for the period was primarily due to increased commercial spending to support future growth as certain marketing and medical education activities were more limited in 2021.

Adjusted EBITDA for the six-month period ended June 30, 2022, decreased $3.9 million as compared with the same period in 2021. The decrease in adjusted EBITDA for the period was primarily due to lower adjusted gross profit, from unfavorable revenue mix and production inefficiencies caused in part by supply chain and staffing challenges, as well as an increase in operating expenses primarily attributable to expansion of our commercial capability in the United States.

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

The following is a reconciliation of adjusted net income (loss) to net income (loss) for the three- and six-month periods ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,843)	$6,531	$(5,776)	$9,369
Product rationalization, tax effected	-	1,590	-	1,590
Acquisition related intangible asset amortization; tax effected	1,219	1,356	2,565	2,754
Acquisition related inventory step up, tax effected	-	1,675	-	3,688
Change in fair value of contingent consideration, tax effected	-	(9,789)	-	(15,287)
Adjusted net (loss) income	$(1,624)	$1,363	$(3,211)	$2,114

The following is a reconciliation of adjusted EPS to diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Diluted (loss) earnings per share (EPS)	$(0.20)	$0.45	$(0.40)	$0.64
Product rationalization, tax effected	-	0.11	-	0.11
Acquisition related intangible asset amortization; tax effected	0.08	0.09	0.18	0.19
Acquisition related inventory step up, tax effected	-	0.11	-	0.25
Change in fair value of contingent consideration, tax effected	-	(0.67)	-	(1.05)
Adjusted diluted (loss) earnings per share (EPS)	$(0.12)	$0.09	$(0.22)	$0.14

Adjusted net (loss) income and adjusted diluted (loss) income per share in the three-month period ended June 30, 2022 decreased by $3.0 million or $0.21, respectively, as compared with the same period in 2021. The decrease for the period was primarily due to increased commercial spending to support future growth as certain marketing and medical education activities were more limited in 2021.

Adjusted net (loss) income in and adjusted diluted (loss) income per share the six-month period ended June 30, 2022, decreased $5.3 million or $0.36, as compared with the same period in 2021. The decrease in adjusted net income for the period was primarily due to lower adjusted gross profit, from unfavorable revenue mix and production inefficiencies caused in part by supply chain and staffing challenges due largely to the impact of the COVID-19 pandemic, as well as an increase in selling and marketing expenses primarily attributable to increased cost to support our commercial capability in the United States and an increase in stock-based compensation expense driven by incremental headcount associated with the Company’s strategic transformation that accelerated in 2020 and 2021.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $91.4 million and $94.4 million, and working capital totaled $138.4 million and $138.7 million, at June 30, 2022 and December 31, 2021, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, amended and restated our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of June 30, 2022, and December 31, 2021, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in)
Operating activities	$1,219	$1,863
Investing activities	(3,266)	(583)
Financing activities	(908)	143
Effect of exchange rate changes on cash	(39)	(59)
Net (decrease) in cash and cash equivalents	$(2,994)	$1,364

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended June 30, 2022 as compared to the same period in 2021.

Operating Activities

Cash provided by operating activities was $1.2 million for the six-month period ended June 30, 2022, as compared to cash provided by operating activities of $1.9 million for the same period in 2021. The decrease in cash provided operating activities in 2022 was primarily due to net loss incurred in 2022 and offset by an improvement in working capital attributable to timing of collections and inventory purchases and lower income tax payments.

For the foreseeable future, we expect to continue to invest substantial resources in research and development for new products and clinical studies as well as continued investment in our commercial infrastructure to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $3.3 million for the six-month period ended June 30, 2022, as compared to cash used in investing activities of $0.6 million for the same period in 2021. The change was primarily due to an increase in capital expenditures to support commercial growth of the business in the six-month period ended June 30, 2022 and proceeds from maturities of investments that occurred in 2021.

Financing Activities

Cash used in financing activities was $0.9 million for the six-month period ended June 30, 2022, as compared to cash provided by financing activities of $0.1 million for the same period in 2021. The change was primarily attributable to an increase in the utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders and lower stock option exercises in 2022.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2021 Form 10-K for the year ended December 31, 2021 We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates, if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2021 Form 10-K for the fiscal year ended December 31, 2021.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2021 Form 10-K for the year ended December 31, 2021. There were no material changes to our contractual obligations reported in our 2021 Form 10-K during the six months ended June 30, 2022 other than changes in operating leases reported in Note 8. For additional discussion, see Note 10 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the first six months of 2022 to our market risks or to our management of such risks.

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

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Inflation could adversely affect our business, financial condition or results of operations.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall costs and increasing the risk that patients will curtail normal levels of elective orthopedic procedures due to pressure on the overall global economy. The existence of inflation in the economy has resulted in, and may continue to result in, higher shipping costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of inflation, if these measures are not effective our business, financial condition and results of operations could be adversely affected.

We rely on a small number of suppliers for certain key raw materials and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our products, and disruption could materially adversely affect our business, financial condition, and results of operations.

Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw and other materials will continue to be available at current levels or will be sufficient to meet our future needs. The COVID-19 pandemic has impacted, and is expected to continue to impact, our supply chain as the companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, are, or may be, disrupted, temporarily closed or experience worker shortages for a sustained period of time. For example, for the manufacture of bone preserving joint technologies, we engage a single third-party organization as a contract manufacturer. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find sufficient alternative suppliers in a reasonable time-period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products and our ability to generate revenue could be impaired.

Our global supply chain has been and is expected to continue to be materially adversely impacted due to the COVID-19 pandemic and faces new and ongoing challenges related to supply constraints.

We rely upon the facilities of our global suppliers to support our business. As a result of COVID-19 and the measures designed to contain its spread, certain of our suppliers have not had the materials, capacity, or capability to supply our needed materials and other supplies that we require to manufacture our products according to our schedule and specifications. It is uncertain to what extent these supply chain challenges will continue as the COVID-19 pandemic continues to evolve. In the past several months, variants of COVID-19 surged across the globe, causing further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply conditions are expected to adversely impact the amount of revenue we realize. During the first half of 2022, we experienced disruptions in our supply chain and manufacturing capability that impacted our revenue for the period. If we are not able to mitigate the impact of these supply shortages, our ability to generate revenue will be significantly impacted. Further, logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands may cause delays. If our suppliers’ operations are curtailed, or if our suppliers are not able to deliver materials and supplies to us as scheduled, we may need to seek alternate sources of supply, which may be more expensive or require approval from regulatory agencies which could cause further delays. Alternative sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Even if alternative sources are identified, we may not be able to quickly establish additional or replacement sources for certain components or materials due, in part, to the FDA’s manufacturing requirements. If the duration of the production and supply chain disruptions continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases which represents the maximum value of shares that may yet be purchased. No open market repurchases were made during the six-month period ended June 30, 2022.

ITEM 6.	EXHIBITS

Exhibit No.

†10.1	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 8, 2022) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 10, 2022)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 as filed with the SEC on August 4, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

	i.	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (unaudited)
	ii.	Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2022 and June 30, 2021 (unaudited)
	iii.	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2022 and June 30, 20201(unaudited)
	iv.	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021 (unaudited)
	v.	Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)