Form 10-Q
period 2022-09-30
Anika Therapeutics, Inc.
filed 2022-11-09
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2022, there were 14,609,669 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

Anika, Anika Therapeutics, Anikavisc, Arthrosurface, Cingal, Hyaff, Monovisc, Orthovisc, Parcus Medical, Tactoset and Hyvisc are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$87,777	$94,386
Accounts receivable, less allowance for credit losses of $1,566 and $1,442 at September 30, 2022 and December 31, 2021, respectively	34,168	29,843
Inventories, net	37,237	36,010
Prepaid expenses and other current assets	8,579	8,289
Total current assets	167,761	168,528
Property and equipment, net	47,390	47,602
Right-of-use assets	30,987	20,957
Other long-term assets	18,342	20,285
Intangible assets, net	76,545	82,382
Goodwill	6,721	7,781
Total assets	$347,746	$347,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,353	$7,633
Accrued expenses and other current liabilities	17,999	17,847
Contingent consideration	-	4,315
Total current liabilities	26,352	29,795
Other long-term liabilities	474	1,258
Deferred tax liability	6,800	10,157
Lease liabilities	29,183	19,240
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,607 and 14,441 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	146	144
Additional paid-in-capital	76,661	67,081
Accumulated other comprehensive loss	(7,497)	(5,718)
Retained earnings	215,627	225,578
Total stockholders’ equity	284,937	287,085
Total liabilities and stockholders’ equity	$347,746	$347,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$40,264	$39,536	$116,614	$111,973
Cost of revenue	17,485	16,513	47,169	47,164
Gross Profit	22,779	23,023	69,445	64,809

Operating expenses:
Research & development	7,301	7,673	20,433	21,327
Selling, general & administrative	21,276	17,500	61,745	53,664
Change in fair value of contingent consideration	-	(3,450)	-	(21,920)
Total operating expenses	28,577	21,723	82,178	53,071
(Loss) income from operations	(5,798)	1,300	(12,733)	11,738
Interest and other income (expense), net	436	(48)	378	(141)
(Loss) income before income taxes	(5,362)	1,252	(12,355)	11,597
(Benefit from) provision for income taxes	(1,187)	694	(2,404)	1,670
Net (loss) income	$(4,175)	$558	$(9,951)	$9,927

Net (loss) income per share:
Basic	$(0.29)	$0.04	$(0.68)	$0.69
Diluted	$(0.29)	$0.04	$(0.68)	$0.68

Weighted average common shares outstanding:
Basic	14,603	14,429	14,542	14,389
Diluted	14,603	14,647	14,542	14,588

Net (loss) income	$(4,175)	$558	$(9,951)	$9,927
Foreign currency translation adjustment	(851)	199	(1,779)	(777)
Comprehensive (loss) income	$(5,026)	$757	$(11,730)	$9,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Nine Months Ended September 30, 2022
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2022	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	1	-	15	-	-	15
Vesting of restricted stock units	106	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,545	-	-	2,545
Retirement of common stock for minimum tax withholdings	(30)	-	(844)	-	-	(844)
Net loss	-	-	-	(2,933)	-	(2,933)
Other comprehensive income	-	-	-	-	(81)	(81)
Balance, March 31, 2022	14,518	$145	$68,796	$222,645	$(5,799)	$285,787
Vesting of restricted stock units	61	1	(1)	-	-	-
Issuance of ESPP shares	20	-	-	-	-	-
Stock-based compensation expense	-	-	4,081	-	-	4,081
Retirement of common stock for minimum tax withholdings	(1)	-	(25)	-	-	(25)
Net loss	-	-	-	(2,843)	-	(2,843)
Other comprehensive income	-	-	-	-	(847)	(847)
Balance, June 30, 2022	14,598	$146	$72,851	$219,802	$(6,646)	$286,153
Vesting of restricted stock units	11	-	-	-	-	-
Issuance of ESPP shares	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,876	-	-	3,876
Retirement of common stock for minimum tax withholdings	(2)	-	(66)	-	-	(66)
Net loss	-	-	-	(4,175)	-	(4,175)
Other comprehensive income	-	-	-	-	(851)	(851)
Balance, September 30, 2022	14,607	$146	$76,661	$215,627	$(7,497)	$284,937

	Nine Months Ended September 30, 2021
					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2021	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	-	-	1	-	-	1
Vesting of restricted stock units	46	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,259	-	-	2,259
Retirement of common stock for minimum tax withholdings	(9)	-	(333)	-	-	(333)
Net income	-	-	-	2,838	-	2,838
Other comprehensive income	-	-	-	-	(509)	(509)
Balance, March 31, 2021	14,366	$144	$57,281	$224,282	$(5,051)	$276,656
Issuance of common stock for equity awards	18	-	640	-	-	640
Vesting of restricted stock units	35	-	-	-	-	-
Stock-based compensation expense	-	-	2,797	-	-	2,797
Retirement of common stock for minimum tax withholdings	(1)	-	(19)	-	-	(19)
Net income	-	-	-	6,531	-	6,531
Other comprehensive income	-	-	-	-	199	199
Balance, June 30, 2021	14,418	$144	$60,699	$230,813	$(4,852)	$286,804
Issuance of common stock for equity awards	10	-	373	-	-	373
Vesting of restricted stock units	9	-	-	-	-	-
Stock-based compensation expense	-	-	2,863	-	-	2,863
Retirement of common stock for minimum tax withholdings	(1)	-	(71)	-	-	(71)
Net income	-	-	-	558	-	558
Other comprehensive income	-	-	-	-	(467)	(467)
Balance, September 30, 2021	14,436	$144	$63,864	$231,371	$(5,319)	$290,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(9,951)	$9,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,984	4,702
Amortization of acquisition related intangible assets	5,837	5,885
Amortization of acquisition related inventory step-up	-	6,244
Non-cash operating lease cost	1,322	1,312
Change in fair value of contingent consideration	-	(21,920)
Loss on disposal of fixed assets	-	831
Stock-based compensation expense	10,502	7,919
Deferred income taxes	(3,491)	1,018
Provision (recovery) for doubtful accounts	379	(60)
Provision for inventory	3,701	3,702
Other		(13)
Changes in operating assets and liabilities:
Accounts receivable	(4,983)	(8,321)
Inventories	(3,933)	(7,117)
Prepaid expenses, other current and long-term assets	(456)	1,864
Accounts payable	533	(702)
Operating lease liabilities	(1,054)	(1,247)
Accrued expenses, other current and long-term liabilities	115	3,104
Contingent consideration	-	(2,780)
Income taxes	423	(423)
Net cash provided by operating activities	3,928	3,925

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	-	(363)
Proceeds from maturities of investments	-	2,501
Purchases of property and equipment	(4,957)	(4,016)
Net cash used in investing activities	(4,957)	(1,878)

Cash flows from financing activities:
Payments made on finance leases	(284)	(210)
Cash paid for tax withheld on vested restricted stock awards	(935)	(423)
Proceeds from exercises of equity awards	15	1,014
Contingent consideration payout	(4,315)	(7,220)
Net cash used in financing activities	(5,519)	(6,839)

Exchange rate impact on cash	(61)	(49)

Decrease in cash and cash equivalents	(6,609)	(4,841)
Cash and cash equivalents at beginning of period	94,386	95,817
Cash and cash equivalents at end of period	$87,777	$90,976
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$11,589	$195
Purchases of property and equipment included in accounts payable and accrued expenses	$108	$220

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

There continue to be uncertainties regarding the pandemic of the ongoing coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and a broader impact on elective surgeries. The Company is unable to predict the specific impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three-month and nine-month periods ended September 30, 2022, are not indicative of the results to be expected for the year ending December 31, 2022

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of September 30, 2022. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

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

The fair value of contingent consideration related to net sales as of January 24, 2020, and at each reporting date, was determined based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. The liability for contingent consideration was included in current liabilities on the condensed consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. During the three months ended September 30, 2022, the Company paid the contingent consideration related to net sales in the amount of $4.3 million which was included in current liabilities as of December 31, 2021. The Company does not expect any further milestones to be achieved.

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

Pursuant to the Arthrosurface Merger Agreement, the Company could be required to make future payments of up to $40.0 million depending on the achievement of regulatory milestones and the level of net sales of Arthrosurface products from 2020 through 2021. The fair value of contingent consideration related to regulatory milestones as of February 3, 2020 was determined through a scenario-based discounted cash flow analysis using scenario probabilities and regulatory milestone dates. The fair value of contingent consideration related to net sales achievement as of February 3, 2020 was determined based upon a Monte Carlo simulation approach at acquisition date, whereby a range of possible scenarios were simulated. The Company paid $5.0 million in October 2020 and $10.0 million in July 2021 based upon the achievement of two distinct regulatory milestones. As of September 30, 2022, there were no milestones remaining.

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

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. There were no transfers between fair value levels during the nine-month periods ended September 30, 2022 or 2021. See Note 3, Business Combinations for additional discussion of contingent consideration as of September 30, 2022.

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,348	$67,348	$-	$-	$67,348

Other current liabilities:
Contingent Consideration - Short Term	$-	$-	$-	$-	$-

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,046	$67,046	$-	$-	$67,046

Other current liabilities:
Contingent Consideration - Short Term	$4,315	$-	$-	$4,315	$-

Contingent Consideration

The following table provides a rollforward of the contingent consideration related to business acquisitions discussed in Note 3, Business Combinations

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance, beginning	$4,315	$35,410
Payments	(4,315)	(10,000)
Change in fair value	-	(21,920)
Balance, ending	$-	$3,490

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$19,015	$16,881
Work-in-process	11,650	11,442
Finished goods	24,277	26,731
Total	$54,941	$55,054

Inventories	$37,237	$36,010
Other long-term assets	17,704	19,044
Total	$54,941	$55,054

Inventories are stated net of inventory reserves of $10.0 million and $9.1 million as of September 30, 2022 and December 31, 2021, respectively.

6.	Intangible Assets

		Nine Months Ended September 30, 2022			December 31, 2021
	Gross Value	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,607)	$(22,238)	$65,735	$70,081	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	9,000	-	(2,402)	6,598	7,273	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(668)	143	179	16
Tradenames	5,200	-	(2,781)	2,419	3,199	5
Total	$112,136	$(3,217)	$(32,374)	$76,545	$82,382	13

The aggregate amortization expense related to intangible assets was $1.9 million and $2.0 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $5.8 million and $5.9 million for each of the nine-month periods ended September 30, 2022 and 2021.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the nine months ended September 30, 2022 were as follows:

Nine Months Ended September 30, 2022
Balance, beginning	$7,781
Effect of foreign currency adjustments	(1,060)
Balance, ending	$6,721

8.	Leases

The Company leases its buildings and manufacturing facilities under operating leases. As of September 30, 2022, the Company had real estate leases in Bedford, Massachusetts, Franklin, Massachusetts, Sarasota, Florida, Warsaw, Indiana and Padova, Italy.

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

The following table summarizes the Company’s significant commitments under lease agreements as of September 30, 2022:

Operating Leases

2022 (Remainder of Year)	$720
2023	3,081
2024	3,025
2025	3,066
2026	2,760
Thereafter	27,873
Present value adjustment	(9,421)
Present value of lease payments	31,105
Less current portion included in accrued expenses and other current liabilities	(1,922)
Total lease liabilities	$29,183

During the three and nine months ended September 30, 2022, the Company incurred lease expense of $0.8 million and $2.1 million, respectively. During the three and nine months ended September 30, 2021, the Company incurred lease expense of $0.6 million and $1.9 million, respectively. As of September 30, 2022, the weighted average remaining operating lease term was 15.0 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 3.6%.

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2022	December 31, 2021

Compensation and related expenses	$11,166	$9,523
Professional fees	3,063	3,590
Operating lease liability – current	1,922	1,526
Clinical trial costs	1,352	1,961
Financing lease liability – current	-	188
Other	496	1,059
Total	$17,999	$17,847

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of September 30, 2022 or December 31, 2021 and has no history of claims paid.

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

11.	Revenue and Geographic Information

Revenue by product family was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

OA Pain Management	$25,665	$26,153	$74,139	$69,790
Joint Preservation and Restoration	11,821	11,193	36,055	35,296
Non-Orthopedics	2,778	2,190	6,420	6,887
	$40,264	$39,536	$116,614	$111,973

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine (“Mitek”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 45% and 51% for the three months ended September 30, 2022 and 2021, respectively, and 43% and 46% for the nine months ended September 30, 2022 and 2021, respectively

The Company receives payments from our customers based on billing schedules established in each contract. Up-front payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Deferred revenue was $0.1 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively.

Total revenue by geographic location was as follows:

	Three Months Ended September 30,
	2022		2021
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$31,093	77%	$30,910	78%
Europe	4,885	12%	4,238	11%
Other	4,286	11%	4,388	11%
Total	$40,264	100%	$39,536	100%

	Nine Months Ended September 30,
	2022		2021
	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$87,552	75%	$85,984	77%
Europe	15,973	14%	14,808	13%
Other	13,089	11%	11,181	10%
Total	$116,614	100%	$111,973	100%

12.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021 and June 8, 2022. On June 8, 2022, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 250,000 shares from 4.6 million shares to 4.85 million shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.85 million shares of common stock may be issued under the 2017 Plan. There were 1.2 million shares available for future grant at September 30, 2022 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 4,883 shares available for future grant at September 30, 2022 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$242	$142	$645	$485
Research & development	397	360	1,267	1,003
Selling, general & administrative	3,237	2,361	8,590	6,431
Total stock-based compensation expense	$3,876	$2,863	$10,502	$7,919

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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,175,993	$39.56
Granted	486,901	$27.60
Exercised	(437)	$9.10		$10
Forfeited and canceled	(156,672)	$44.08
Outstanding as of September 30, 2022	1,505,785	$35.21	8.3	$78
Vested, September 30, 2022	499,617	$40.00	7.3	$8
Vested or expected to vest, September 30, 2022	1,505,785	$35.21	8.3	$78

The aggregate intrinsic value of options exercised for the nine-month period ended September 30, 2022 was immaterial.

The Company granted 486,901 stock options during the nine-month ended September 30, 2022, of which 398,314 shares were premium-priced options.

As of September 30, 2022, there was $8.7 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield. The Company estimates the fair value of TSRs using Monte-Carlo simulation model where the expected volatility assumption is evaluated over 6.3 years. The actual number of TSR options that may be earned ranges from 0% to 150% of the target number, depending on the total shareholder return of the Company relative to the peer group over the vesting period of 2.7 years. There were 104,638 TSRs as of September 30, 2022.

The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2022 and 2021, along with the weighted-average grant-date fair values, were as follows:

	Nine Months Ended September 30,
	2022			2021
Risk free interest rate	1.3%	-	3.4%	0.3%	-	0.7%
Expected volatility	53.8%	-	55.5%	54.8%	-	56.1%
Expected life (years)		4.5			4.0
Expected dividend yield		0.0%			0.0%
Fair value per option		$11.26			$14.55

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the nine-month period ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	412,658	$36.33
Granted	507,524	$25.14
Vested	(159,871)	$36.48
Forfeited and cancelled	(67,389)	$32.45
Outstanding as of September 30, 2022	692,922	$28.48

The weighted-average grant-date fair value per share of RSUs granted was $25.14 for the nine-month period ended September 30, 2022. The total fair value of RSUs vested was $5.8 million and $3.9 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $14.8 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.0 years.

Performance Stock Units

PSU activity for the nine-month ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	158,297	$37.44
Performance factor adjustment	2,125	$32.53
Vested	(19,125)	$32.53
Forfeited and cancelled	(23,400)	$41.86
Outstanding as of September 30, 2022	117,897	$34.98

The total fair value of PSUs vested was $0.6 million and $0 for the nine-month period ended September 30, 2022 and 2021, respectively. As of September 30, 2022, none of the milestones related to the outstanding PSUs were expected to be achieved.

13.	Income Taxes

The Company recorded an income tax benefit of $1.2 million and $2.4 million for the three- and nine-month periods ended   September 30, 2022, resulting in effective tax rates of 22.1% and 19.5%, respectively. The Company recorded income tax expense of $0.7 million and $1.7 million for the three- and nine-month periods ended   September 30, 2021, based on effective tax rates of 55.4% and 14.4%, respectively.

The decrease in the effective tax rate for the three-month period ended  September 30, 2022, as compared to the same period in 2021, was primarily due to non-deductible stock-option activity during the three-month period ended  September 30, 2021. The increase in the effective tax rate for the nine-month period ended   September 30, 2022, as compared to the same period in 2021, was primarily due to the year-to-date net tax benefit in 2021 on the change in the fair value of contingent consideration, in the amount of $1.1 million, and a year-to-date discrete charge of $0.7 million in 2022 related to non-deductible stock compensation.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate, which varies by jurisdiction.

In connection with the preparation of the financial statements, the Company assessed whether it is more likely than not that it will be able to utilize, in future periods, the Company’s deferred income tax assets to offset future taxable income and tax liabilities. The Company concluded that it is more likely than not that its deferred tax assets will be realized, after evaluation and consideration of both the positive and negative evidence. On  December 31, 2021, the Company released a valuation allowance that had been previously recorded related to its net deferred tax assets in Italy in the amount of $0.9 million. The Company did not record a valuation allowance on its deferred tax balances as of  September 30, 2022.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Month Period Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares used in the calculation of basic earnings per share	14,603	14,429	14,542	14,389
Effect of dilutive securities:
Share-based payment awards	-	218	-	199
Diluted shares used in the calculation of earnings per share	14,603	14,647	14,542	14,588

The Company had a net loss during the three and nine-months ended September 30, 2022, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.1 million shares were outstanding for the nine-month period ended September 30, 2021, respectively, and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

COVID-19 Pandemic and Resulting Supply Chain and Staffing Challenges

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

Our commercial day-to-day operations have been impacted due to the worldwide cancellations and/or delays of elective procedures and restrictions on travel for both our employees and our clinician customers, and timelines associated with certain clinical studies and research and development programs have been delayed. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions or other challenges associated with infections, staffing shortages, volatility in elective surgical procedures or supply chain disruptions due to COVID-19 and its current or new variants in certain jurisdictions. In particular, supply constraints that have continued into 2022 that we have partially been able to mitigate to date have impacted and could be expected to impact our ability to produce and supply our products. The impact of these challenges is currently unknown but could be significant.

Products

OA Pain Management

Our OA Pain Management product family consists of:

●

Monovisc and Orthovisc, our single- and multi-injection, HA-based viscosupplement product offerings indicated to provide pain relief from OA conditions solely for use in the knee. Our OA Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by DePuy Synthes Mitek Sports Medicine, or “Mitek”, part of the Johnson & Johnson Medical Companies. In December 2011, we entered into a fifteen-year licensing agreement with Mitek to exclusively market Monovisc in the United States through December 2026. In December 2003, we entered into a ten-year licensing agreement with Mitek to exclusively market Orthovisc in the United States. Mitek extended this agreement for additional five-year terms in 2007, 2012, 2017 and most recently in August 2022. The current agreement expires on December 20, 2028 unless extended at the option of Mitek. The Monovisc and Orthovisc products have been the market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Internationally, we market our OA Pain Management products directly through a worldwide network of commercial distributors.

●

Cingal, our novel, third-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is designed to provide both short- and long-term pain relief. Cingal is CE Mark approved and for several years has been sold outside the United States directly in over 35 countries through our network of distributors. In the United States, Cingal is a pipeline product currently in clinical development and is not available for commercial sale.

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

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions leveraging our proprietary technologies based on HA and Hyaff, which is a solid form of HA. These products include Tactoset Injectable Bone Substitute, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures and for augmenting hardware fixation, such as suture anchors and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Tactoset cleared and commercialized principally in the United States, whereas Hyalofast is CE Mark approved and currently available outside the United States in over 35 countries within Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a product under clinical trial studies and is not available for commercial sale.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022	2021	$ Inc/(Dec)	% Inc/(Dec)		2022	2021	$ Inc/(Dec)	% Inc/(Dec)
	(in thousands, except percentages)					(in thousands, except percentages)
Revenue	$40,264	$39,536	$728	2%		$116,614	$111,973	$4,641	4%
Cost of revenue	17,485	16,513	972	6%		47,169	47,164	5	0%
Gross Profit	22,779	23,023	(244)	(1%	)	69,445	64,809	4,636	7%
Gross Margin	57%	58%				60%	58%
Operating expenses:
Research & development	7,301	7,673	(372)	(5%	)	20,433	21,327	(894)	(4%	)
Selling, general & administrative	21,276	17,500	3,776	22%		61,745	53,664	8,081	15%

Change in fair value of contingent consideration	-	(3,450)	3,450	(100%	)	-	(21,920)	21,920	(100%	)
Total operating expenses	28,577	21,723	6,854	32%		82,178	53,071	29,107	55%
(Loss) income from operations	(5,797)	1,300	(7,097)	(546%	)	(12,733)	11,738	(24,471)	(208%	)
Interest and other income (expense), net	436	(48)	484	(1,008%	)	378	(141)	519	(368%	)
(Loss) income before income taxes	(5,361)	1,252	(6,613)	(528%	)	(12,355)	11,597	(23,952)	(207%	)
(Benefit from) provision for income taxes	(1,187)	694	(1,881)	(271%	)	(2,404)	1,670	(4,074)	(244%	)
Net (loss) income	$(4,175)	$558	$(4,733)	(848%	)	$(9,951)	$9,927	$(19,878)	(200%	)

Revenue

Revenue for the three-month period ended September 30, 2022 was $40.3 million, an increase of $0.8 million as compared to $39.5 million for the three-month period ended September 30, 2021. Revenue for the nine-month period ended September 30, 2022 was $116.6 million, an increase of $4.6 million as compared to $112.0 million for the nine-month period ended September 30, 2021.

The following tables present product revenue by product family:

	Three Months Ended September 30,
	2022	2021	$ Inc/(Dec)	% Inc/(Dec)

OA Pain Management	$25,665	$26,153	$(488)	(2%)
Joint Preservation and Restoration	11,821	11,193	628	6%
Non-Orthopedic	2,778	2,190	588	27%
	$40,264	$39,536	$728	2%

	Nine Months Ended September 30,
	2022	2021	$ Inc/(Dec)	% Inc/(Dec)

OA Pain Management	$74,139	$69,790	$4,349	6%
Joint Preservation and Restoration	36,055	35,296	759	2%
Non-Orthopedic	6,420	6,887	(467)	(7)%
	$116,614	$111,973	$4,641	4%

For the three-month period ended September 30, 2022, the increase in revenue was mainly due to growth in Joint Preservation and Restoration revenues as hospitals and ASCs recover from the COVID 19 pandemic and higher Non-Orthopedic revenues from the sales of certain legacy products related to end-of-life purchases. This revenue increase was offset by lower US OA Pain Management revenue primarily related to ordering patterns from Mitek in the prior year.

For the nine-month period ended September 30, 2022, the increase in revenue was mainly due an increase in OA Pain Management revenues from international viscosupplement distributors and Hyvisc equine product sales due to recovery from the COVID 19 pandemic as well as favorable ordering patterns, offset by lower US OA Pain Management sales to Mitek as a result of ordering patterns in the prior year. The increase in total revenue was also due to an increase in Joint Preservation and Restoration revenues as hospitals and ASCs performing more procedures as they recover from COVID 19 pandemic, which however remained limited due in part to constraints on staffing, offset by lower Non-Orthopedic revenue in part related to the timing of orders on legacy products.

Gross Profit and Margin

Gross profit for the three -and nine -month periods ended September 30, 2022 decreased by $0.2 million and increased by $4.6 million, to $22.8 million and $69.4 million, respectively. The decrease in gross profit for the three-month period ended September 30 2022 was related to a reserve of $2.6 million primarily associated with inventory for certain legacy Non-Orthopedic products that the Company no longer expects to sell. The increase in gross profit for the nine-month period ended September 30, 2022, as compared to the same period in 2021 was primarily due to increased revenue as well as the impact of inventory step-up charges associated with the acquisitions of Arthrosurface and Parcus Medical in 2021.

Gross margin for the three- and nine-month periods ended September 30, 2022 was 57% and 60%, respectively. Gross margin for the three- and nine-month periods ended September 30, 2021 was 58% for each period. The decrease in gross margin for the three-month period ended September 30, 2022 was due primarily to product rationalization charges in the third quarter of 2022. The increase in gross margin for the nine-month period ended September 30, 2022 was due primarily to the unfavorable impact of inventory step-up charges associated with the Arthrosurface and Parcus Medical in 2021.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2022 were $7.3 million and $20.4 million, a decrease of $0.4 million and $0.9 million, respectively as compared to the same period in 2021. The decreases for the three-month and nine-month periods ended September 30, 2022 were primarily due to lower clinical trial spending, associated with the conclusion of our Cingal Phase III trial in 2022.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses for the three- and nine-month periods ended September 30, 2022 were $21.3 million and $61.7 million representing an increase of $3.8 million and $8.0 million, respectively as compared to the same period in 2021. This increase in SG&A expense for the three-month and nine-month periods ended September 30, 2022, was primarily due to expansion of our commercial capabilities in the United States and expanded marketing activities and other operational capabilities to support the growing business needs. Certain marketing and medical education activities also were more limited in 2021 due to the COVID-19 pandemic. The increase in SG&A expense was also due to higher stock-based compensation expense in 2022 driven by a change in headcount associated with the Company’s strategic transformation that accelerated in 2020 and 2021.

Contingent Consideration Fair Value Change

The fair value of contingent consideration as of September 30, 2022 did not change compared to December 31, 2021. During the three-month and six-month periods ended September 30, 2021, the change in the fair value of contingent consideration liabilities was $3.5 million and $21.9 million, respectively, resulting in a non-cash benefit to net income in those periods.

Income Taxes

The benefit from income taxes was $1.2 million and $2.4 million for the three- and six-month periods ended September 30, 2022, resulting in effective tax rates of 22.1% and 19.5%, respectively. The provision for income taxes was $0.7 million and $1.7 million for the three- and nine-month periods ended September 30, 2021, based on effective tax rates of 55.4% and 14.4%, respectively.

The decrease in the effective tax rate for the three-month period ended September 30, 2022, as compared to the same period in 2021, was primarily due to non-deductible stock-option activity during the three-month period ended September 30, 2021. The increase in the effective tax rate for the nine-month period ended  September 30, 2022, as compared to the same period in 2021, was primarily due to the net tax benefit in 2021 on the change in the fair value of contingent consideration and non-deductible stock compensation in 2022.

Net (Loss) Income

For the three and nine-month periods ended September, 2022, net loss was $4.2 million and $10.0 million, or $0.29 per diluted share and $0.68 per diluted share, respectively, compared to net income of $0.6 million and $9.9 million, or $0.04 per diluted share and $0.68 per diluted share, for the same periods in prior year. The decrease in net income and diluted earnings per share was primarily due to the change in fair value of contingent consideration of $21.9 million for the nine-months ended September 30, 2021, as well as increased spending to expand our commercial capability in the United States, partially offset by increased revenue.

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

The following is a reconciliation of adjusted gross profit to gross profit for the three- and nine-month periods ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross Profit	$22,779	$23,023	$69,445	$64,809
Product rationalization related charges	2,636	-	2,636	2,063
Acquisition related intangible asset amortization	1,562	1,562	4,686	4,686
Acquisition related inventory step up	-	1,458	-	6,244
Adjusted Gross Profit	$26,977	$26,043	$76,767	$77,802

Adjusted Gross Margin	67%	66%	66%	69%

Adjusted gross profit for the three- and nine-month periods ended September 30, 2022 increased by $1.0 million and decreased $1.0 million to $27.0 million and $76.8 million, respectively, representing adjusted gross margin of 67% and 66%. Adjusted gross profit for the three- and nine-month periods ended September 30, 2021 was $26.0 million and $77.8 million, respectively, representing gross margin of 66% and 69%, respectively. The decrease in adjusted gross margin for the nine-month period ended September 30, 2022, was primarily due to higher manufacturing costs and production inefficiencies caused in part by supply chain and staffing challenges.

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

The following is a reconciliation of net income (loss) to adjusted EBITDA for the three- and nine-month periods ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(4,175)	$558	$(9,951)	$9,927
Interest and other expense, net	(436)	48	(378)	141
(Benefit from) provision for income taxes	(1,187)	694	(2,404)	1,670
Depreciation and amortization	1,549	1,789	4,980	5,226
Share-based compensation	3,876	2,863	10,502	7,919
Product rationalization	2,636	-	2,636	2,063
Acquisition related intangible asset amortization	1,787	1,787	5,361	5,361
Acquisition related inventory step up	-	1,458	-	6,244
Change in fair value of contingent consideration	-	(3,450)	-	(21,920)
Adjusted EBITDA	$4,050	$5,747	$10,746	$16,631

Adjusted EBITDA for the three-month period ended September 30, 2022, decreased by $1.6 million as compared with the same period in 2021. The decrease in adjusted EBITDA for the period was primarily due to increased commercial spending to support future growth as certain marketing and medical education activities were more limited in 2021.

Adjusted EBITDA for the nine-month period ended September 30, 2022, decreased $5.9 million as compared with the same period in 2021. The decrease in adjusted EBITDA for the period was primarily due to lower adjusted gross profit, from higher manufacturing costs and production inefficiencies caused in part by supply chain and staffing challenges, as well as an increase in operating expenses primarily attributable to expansion of our commercial capability in the United States.

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

The following is a reconciliation of adjusted net income (loss) to net income (loss) for the three- and nine-month periods ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(4,175)	$558	$(9,951)	$9,927
Product rationalization, tax effected	2,056	-	1,947	1,590
Impairment on property and equipment; tax effected	-	-	-	-
Acquisition related intangible asset amortization; tax effected	1,394	1,146	3,960	3,898
Acquisition related inventory step up, tax effected	-	935	-	4,626
Change in fair value of contingent consideration, tax effected	-	(1,865)	-	(17,152)
Adjusted net (loss) income	$(725)	$774	$(4,044)	$2,889

The following is a reconciliation of adjusted EPS to diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted (loss) earnings per share (EPS)	$(0.29)	$0.04	$(0.68)	$0.68
Product rationalization, tax effected	0.14	-	0.13	0.11
Impairment on Property and Equipment	-	-	-
Acquisition related intangible asset amortization; tax effected	0.10	0.08	0.27	0.27
Acquisition related inventory step up, tax effected	-	0.06	-	0.32
Change in fair value of contingent consideration, tax effected	-	(0.13)	-	(1.18)
Adjusted diluted (loss) earnings per share (EPS)	$(0.05)	$0.05	$(0.28)	$0.20

Adjusted net (loss) income and adjusted diluted (loss) income per share in the three-month period ended September 30, 2022 decreased by $1.5 million or $0.10, respectively, as compared with the same period in 2021. The decrease for the period was primarily due to increased commercial spending to support future growth as certain marketing and medical education activities were more limited in 2021.

Adjusted net (loss) income in and adjusted diluted (loss) income per share the nine-month period ended September 30, 2022, decreased $6.9 million or $0.48, as compared with the same period in 2021. The decrease in adjusted net income for the period was primarily due to lower adjusted gross profit, from higher manufacturing costs and production inefficiencies caused in part by supply chain and staffing challenges due largely to the impact of the COVID-19 pandemic, as well as an increase in selling and marketing expenses primarily attributable to increased cost to support our commercial capability in the United States and an increase in stock-based compensation expense driven by incremental headcount associated with the Company’s strategic transformation that accelerated in 2020 and 2021.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $87.8 million and $94.4 million, and working capital totaled $141.4 million and $138.7 million, at September 30, 2022 and December 31, 2021, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of September 30, 2022, and December 31, 2021, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in)
Operating activities	$3,928	$3,925
Investing activities	(4,957)	(1,878)
Financing activities	(5,519)	(6,839)
Effect of exchange rate changes on cash	(61)	(49)
Net decrease in cash and cash equivalents	$(6,609)	$(4,841)

The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended September 30, 2022 as compared to the same period in 2021.

Operating Activities

Cash provided by operating activities was $3.9 million for nine-month period ended September 30, 2022 was consistent with the same period in 2021, as the higher net loss was in part a result of higher non-cash stock compensation expense, and was offset by an improvement in working capital attributable to timing of collections and inventory purchases.

For the foreseeable future, we expect to continue to invest in research and development for new products and clinical studies as well as continued investment in our commercial infrastructure to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $5.0 million for the nine-month period ended September 30, 2022, as compared to cash used in investing activities of $1.9 million for the same period in 2021. The change was primarily due to an increase in capital expenditures to support commercial growth of the business in the nine-month period ended September 30, 2022 and proceeds from maturities of investments that occurred in 2021.

Financing Activities

Cash used in financing activities was $5.5 million for the nine-month period ended September 30, 2022, as compared to cash used in financing activities of $6.8 million for the same period in 2021. The change was primarily attributable to lower contingent consideration payments in 2022 and lower stock option exercises in 2022.

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

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2021 Form 10-K for the year ended December 31, 2021. There were no material changes to our contractual obligations reported in our 2021 Form 10-K during the nine months ended September 30, 2022 other than changes in operating leases reported in Note 8. For additional discussion, see Note 10 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the first nine months of 2022 to our market risks or to our management of such risks.

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

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and June 30, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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

We rely upon the facilities of our global suppliers to support our business. As a result of COVID-19 and the measures designed to contain its spread, certain of our suppliers have not had the materials, capacity, or capability to supply our needed materials and other supplies that we require to manufacture our products according to our schedule and specifications. It is uncertain to what extent these supply chain challenges will continue as the COVID-19 pandemic continues to evolve. In the past several months, variants of COVID-19 surged across the globe, causing further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply conditions are expected to adversely impact the amount of revenue we realize. During the first nine months of 2022, we experienced disruptions in our supply chain and manufacturing capability that impacted our revenue for the period. If we are not able to mitigate the impact of these supply shortages, our ability to generate revenue will be significantly impacted. Further, logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands may continue to cause delays. If our suppliers’ operations are curtailed, or if our suppliers are not able to deliver materials and supplies to us as scheduled, we may need to seek alternate sources of supply, which may be more expensive or require approval from regulatory agencies which could cause further delays. Alternative sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Even if alternative sources are identified, we may not be able to quickly establish additional or replacement sources for certain components or materials due, in part, to the FDA’s manufacturing requirements. If the duration of the production and supply chain disruptions continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 2, 2019, we announced that our Board of Directors approved a $50.0 million share repurchase program with $30.0 million to be utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases which represents the maximum value of shares that may yet be purchased. No open market repurchases were made during the nine-month period ended September 30, 2022.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Certificate of Incorporation of Anika Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-K (File No. 001-14027) filed by the Registrant on March 11, 2022)

3.2	Bylaws of Anika Therapeutics, Inc., effective as of June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 10-K (File No. 001-14027) filed by the Registrant on March 11, 2022)

†10.1	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 8, 2022) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed (File No. 000-21326) by the Registrant on June 10, 2022)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 as filed with the SEC on November 9, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

	i.	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (unaudited)
	ii.	Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)
	iii.	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2022 and September 30, 20201(unaudited)
	iv.	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)
	v.	Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: November 9, 2022	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)