Form 10-Q
period 2023-03-31
Anika Therapeutics, Inc.
filed 2023-05-09
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting	Emerging growth
			company ☐	company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2023, there were 14,757,151 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, ANIKAVISC, ARTHROSURFACE, CINGAL, HYAFF, HYVISC, MONOVISC, ORTHOVISC, OVOMOTION, PARCUS MEDICAL, REVOMOTION, TACTOSET, WRISTMOTION and XTWIST are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$79,737	$86,327
Accounts receivable, net	30,629	34,627
Inventories, net	41,319	39,765
Prepaid expenses and other current assets	8,646	8,828
Total current assets	160,331	169,547
Property and equipment, net	48,803	48,279
Right-of-use assets	30,175	30,696
Other long-term assets	18,131	17,219
Deferred tax assets	1,519	1,449
Intangible assets, net	72,653	74,599
Goodwill	7,462	7,339
Total assets	$339,074	$349,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,948	$9,074
Accrued expenses and other current liabilities	19,745	18,840
Total current liabilities	28,693	27,914
Other long-term liabilities	399	398
Deferred tax liability	4,114	6,436
Lease liabilities	28,280	28,817
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,741 and 14,625 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	147	146
Additional paid-in-capital	83,243	81,141
Accumulated other comprehensive loss	(6,171)	(6,443)
Retained earnings	200,369	210,719
Total stockholders’ equity	277,588	285,563
Total liabilities and stockholders’ equity	$339,074	$349,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$37,924	$36,693
Cost of revenue	15,081	14,889
Gross Profit	22,843	21,804

Operating expenses:
Research and development	8,400	6,157
Selling, general and administrative	26,996	19,201
Total operating expenses	35,396	25,358
Loss from operations	(12,553)	(3,554)
Interest and other income (expense), net	539	(154)
Loss before income taxes	(12,014)	(3,708)
Benefit from income taxes	(1,664)	(775)
Net loss	$(10,350)	$(2,933)

Net (loss) per share:
Basic	$(0.71)	$(0.20)
Diluted	$(0.71)	$(0.20)

Weighted average common shares outstanding:
Basic	14,653	14,466
Diluted	14,653	14,466

Net loss	$(10,350)	$(2,933)
Foreign currency translation adjustment	272	(81)
Comprehensive loss	$(10,078)	$(3,014)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2023
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2023	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	1	-	7	-	-	7
Vesting of restricted stock units	177	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,717	-	-	3,717
Retirement of common stock for minimum tax withholdings	(62)	(1)	(1,620)	-	-	(1,621)
Net loss	-	-	-	(10,350)	-	(10,350)
Other comprehensive loss	-	-	-	-	272	272
Balance, March 31, 2023	14,741	$147	$83,243	$200,369	$(6,171)	$277,588

	Three Months Ended March 31, 2022
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2022	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	1	-	15	-	-	15
Vesting of restricted stock units	106	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,545	-	-	2,545
Retirement of common stock for minimum tax withholdings	(30)	-	(844)	-	-	(844)
Net loss	-	-	-	(2,933)	-	(2,933)
Other comprehensive loss	-	-	-	-	(81)	(81)
Balance, March 31, 2022	14,518	$145	$68,796	$222,645	$(5,799)	$285,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,350)	$(2,933)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,605	1,671
Amortization of acquisition related intangible assets	1,946	1,946
Non-cash operating lease cost	542	403
Stock-based compensation expense	3,717	2,545
Deferred income taxes	(2,373)	(273)
Provision for credit losses	24	5
Provision for inventory	629	586
Changes in operating assets and liabilities:
Accounts receivable	4,057	383
Inventories	(3,063)	(602)
Prepaid expenses, other current and long-term assets	(462)	(1,189)
Accounts payable	(713)	(473)
Operating lease liabilities	(523)	(387)
Accrued expenses, other current and long-term liabilities	665	(2,929)
Income taxes	681	(622)
Net cash used in operating activities	(3,618)	(1,869)

Cash flows from investing activities:
Purchases of property and equipment	(1,389)	(1,326)
Net cash used in investing activities	(1,389)	(1,326)

Cash flows from financing activities:
Cash paid for tax withheld on vested restricted stock awards	(1,620)	(846)
Proceeds from exercises of equity awards	7	15
Payments made on finance leases	-	(31)
Net cash used in financing activities	(1,613)	(862)

Exchange rate impact on cash	30	(4)

Decrease in cash and cash equivalents	(6,590)	(4,061)
Cash and cash equivalents at beginning of period	86,327	94,386
Cash and cash equivalents at end of period	$79,737	$90,325
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$729	$728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care, including in the areas of osteoarthritis (“OA”) pain management, regenerative solutions, sports medicine and Arthrosurface joint solutions.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2022 balances reported herein were derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three-month period ended March 31, 2023 are not indicative of the results to be expected for the year ending December 31, 2023.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker as of March 31, 2023 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Accounts Receivable	$32,166	$36,235
Allowance for credit losses	1,537	1,608
Net balance, end of period	30,629	34,627

A summary of activity in the allowance for credit losses is as follows:

	As of March 31,
	2023	2022
Balance, beginning of the period	$1,608	$1,442
Amounts provided	102	33
Amounts recovered	(78)	(28)
Amounts written off	(106)	(79)
Translation adjustments	11	(18)
Balance, end of period	$1,537	$1,350

4.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the three-month periods ended March 31, 2023 or 2022.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	March 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2023	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$63,450	$63,450	$-	$-	$63,450

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2022	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$67,801	$67,801	$-	$-	$67,801

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$19,027	$20,535
Work-in-process	14,974	10,648
Finished goods	24,946	25,306
Total	$58,947	$56,489

Inventories	$41,319	$39,765
Other long-term assets	17,628	16,724
Total	$58,947	$56,489

Inventories are stated net of inventory reserves of approximately $11.3 million and $9.9 million, as of March 31, 2023 and December 31, 2022, respectively.

6.	Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

					December 31,
		Three Months Ended March 31, 2023			2022
		Less:
		Accumulated				Weighted
		Currency	Less:			Average
	Gross	Translation	Accumulated	Net Book	Net Book	Useful
	Value	Adjustment	Amortization	Value	Value	Life
Developed technology	$89,580	$(1,608)	$(25,135)	$62,837	$64,286	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	9,000	-	(2,852)	6,148	6,373	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(692)	119	131	16
Tradenames	5,200	-	(3,301)	1,899	2,159	5
Total	$112,136	$(3,218)	$(36,265)	$72,653	$74,599	13

The aggregate amortization expense related to intangible assets was $1.9 million for the three-month periods ended March 31, 2023 and 2022.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the three-month ended March 31, 2023 were as follows:

Three Months Ended March 31,
2023
Balance, beginning of period	$7,339
Effect of foreign currency adjustments	123
Balance, ending of period	$7,462

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Compensation and related expenses	$7,715	$11,303
Professional fees	4,152	3,145
Parcus arbitration settlement	3,250	-
Operating lease liability - current	2,105	2,073
Clinical trial costs	1,059	999
Income taxes payable	889	810
Other	575	510
Total	$19,745	$18,840

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2023 or December 31, 2022 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

On October 21, 2021, the Company received notice that the former unitholders of Parcus Medical had filed an arbitration request regarding the earnout provisions of up to $60 million, of which the Company paid $4.3 million, agreed to in the Parcus Medical Merger Agreement. On April 20, 2023, the Company and the former unitholders of Parcus Medical entered into a settlement agreement to end the arbitration case. The Company recorded a liability of $3.25 million at March 31, 2023 which was paid to the former unitholders of Parcus Medical in April 2023.

10.	Revenue and Geographic Information

Revenue by product family is as follows:

	Three Months Ended March 31,
	2023	2022
OA Pain Management	$22,633	$20,964
Joint Preservation and Restoration	13,453	12,139
Non-Orthopedic	1,838	3,590
Total	$37,924	$36,693

Effective January 1, 2023, the Company beganto report revenue from product sales to veterinary customers within the Non-Orthopedic product family whereas such revenue had been previously reported within the OA Pain Management product family. Revenue from product sales to veterinary customers amounted to $0.5 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, and are included within the Non-Orthopedic product family for all periods presented. Accordingly, revenue from product sales to veterinary customers in the prior period have been reclassified to conform to the current period presentation.

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 43% and 39% for the three months ended March 31, 2023 and 2022, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2023		2022
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$27,288	72%	$26,773	73%
Europe	5,662	15%	5,796	16%
Other	4,974	13%	4,124	11%
Total	$37,924	100%	$36,693	100%

11.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021 and June 8, 2022. On June 8, 2022, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 250,000 shares from 4.6 million shares to 4.85 million shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.85 million shares of common stock may be issued under the 2017 Plan. There were 0.4 million shares available for future grant at March 31, 2023 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 4,883 shares available for future grant at March 31, 2023 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$184	$176
Research and development	517	367
Selling, general and administrative	3,016	2,002
Total stock-based compensation expense	$3,717	$2,545

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2022	1,530,703	$34.93
Granted	339,145	$29.68
Exercised	(637)	$10.87		$13
Forfeited and canceled	(11,212)	$39.77
Outstanding as of March 31, 2023	1,857,999	$33.95	8.2	$632
Vested, March 31, 2023	915,798	$37.08	7.4	$82
Vested or expected to vest, March 31, 2023	1,857,999	$33.95	8.2	$632

The aggregate intrinsic value of options exercised for the three-month period ended March 31, 2023 was immaterial. The Company granted 339,145 stock options during the three-month ended March 31, 2023.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2023 and 2022, along with the weighted-average grant-date fair values, were as follows:

	Three Months Ended
	March 31,
	2023				2022
Risk free interest rate	3.5%	-		4.3%	1.3%	-	1.9%
Expected volatility	48.7%	-		49.4%	53.8%	-	54.6%
Expected life (years)		4.5				4.5
Expected dividend yield		0.0%				0.0%
Fair value per option		$11.71	$			$11.37

As of March 31, 2023, there was $9.9 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the three-month period ended March 31, 2023 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2022	675,405	$28.40
Granted	368,169	$26.91
Vested	(177,611)	$28.98
Forfeited and cancelled	(15,010)	$27.34
Outstanding as of March 31, 2023	850,953	$27.65

The weighted-average grant-date fair value per share of RSUs granted was $26.91 and $25.75 for the three-month periods ended March 31, 2023 and 2022, respectively. The total fair value of RSUs vested was $5.7 million and $3.3 million for the three-month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $19.4 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units

PSU activity for the three-month ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	117,897	$34.98
Forfeited and cancelled	(117,897)	$34.98
Outstanding as of March 31, 2023	-	$-

The total fair value of PSUs vested was $0 and $0.6 million for the three-month period ended March 31, 2023 and 2022. As of March 31, 2023, there are no outstanding PSUs.

12.	Income Taxes

The Company recorded an income tax benefit of $1.7 million for the three-month period ended March 31, 2023, resulting in an effective tax rate of 13.9%. The income tax benefit was $0.8 million for the three-month period ended March 31, 2022, resulting in an effective tax rate of 20.9%. The net change in the effective tax rate for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to a valuation allowance being recorded against domestic deferred tax assets.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. At December 31, 2022, the Company determined that its domestic deferred tax assets were realizable based upon future reversals of existing taxable temporary differences. The Company expects to incur an operating loss for 2023. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2023 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s current and prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the estimated annual effective tax rate used to compute the income tax provision for the three-month period ended March 31, 2023 includes an adjustment for the valuation allowance required against the U.S deferred tax assets. As of March 31, 2023, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares used in the calculation of basic EPS	14,653	14,466
Effect of dilutive securities:
Share based awards	-	-
Diluted shares used in the calculation of EPS	14,653	14,466

The Company had a net loss during the three-month ended March 31, 2023 and 2022, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.9 million shares and 1.5 million shares were outstanding for the three-month periods ended March 31, 2023 and 2022, respectively. Restricted stock units and performance stock units totaling 0.9 million and 0.8 million were outstanding for the three-month periods ended March 31, 2023 and 2022, respectively. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

14.	Subsequent Event

On April 13, 2023, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Caligan Partners LP (collectively with each of their respective affiliates and associates, the “Investor Group”). Pursuant to the Cooperation Agreement, the Company has agreed to increase the size of the board of directors to eight directors and appointed an additional independent director.

The Company also agreed to commit to a return of capital program, subject to market conditions, applicable legal requirements and other relevant factors, by establishing a share repurchase program for an aggregate purchase price equal to $20,000,000 to occur within twelve months from the date of the Cooperation Agreement as follows: (i) the first $5,000,000 of which will be effected through an accelerated stock repurchase program with an investment bank commencing with the Company’s next open trading window, which will open on or before May 12, 2023, (ii) the second $5,000,000 of which to be purchased in the open market, and (iii) the remaining $10,000,000 of which to be purchased in the open market subject to positive cash flow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding the effect of COVID-19 and related impacts on our business, operations, and financial results, expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to “Item 1A. Risk Factors” of our 2022 Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis, or OA, pain management, regenerative solutions, sports medicine and Arthrosurface joint solutions (previously Bone Preserving Joint Technologies).

We have over thirty years of global expertise developing, manufacturing and commercializing products our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

In early 2020, we expanded our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine and instrumentation solutions provider, and Arthrosurface, Inc, or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions have ignited the transformation of our company by augmenting our HA-based OA pain management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

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

●	Utilizing HA-based technology and manufacturing expertise to provide new and differentiated solutions for the faster growing joint preservation and regenerative medicine markets;

●	Robust network of stakeholders in our target markets that will allow us to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine solutions;

●

Global commercial expertise, which we will leverage to drive growth across our product portfolio, including an intentional site of care focus in ambulatory surgery centers in the United States and continued international expansion;

●

Pursuit of strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions and technology licensing, by leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. This pandemic has caused an economic downturn globally, which created volatility in our results due to the worldwide cancellation or delay of elective procedures, staffing shortages and supply chain disruptions, as well as the impact on timelines associated with certain clinical studies. Please see the section captioned “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for additional information with respect to the risks faced by our business in light of the COVID-19 pandemic. While the impact has been limited to these items to date, we caution that there continues to be a possibility for potential future implementation of certain additional restrictions or other challenges associated with infections, staffing shortages or supply chain disruptions due to COVID-19 and current or new variants in certain jurisdictions. The impact of these challenges is currently unknown but could be significant and we continue to take precautions so as not to disrupt our business.

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our single- and multi-injection, HA-based viscosupplement offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, next-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid, designed to provide both short- and long-term pain relief, which is currently sold outside the United States in over 35 countries.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of: (a) Our portfolio of orthopedic regenerative solutions products, including Hyalofast and Tactoset; (b) our line of sports medicine solutions used to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease; and (c) our portfolio of over 150 bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease.

Non-Orthopedic

Our Non-Orthopedic product family consists of legacy HA-based products that are marketed principally for non-orthopedic applications, including our anti-adhesion barrier product, advanced wound care products, our ear, nose and throat products, and our ophthalmic products. We have also reclassified Hyvisc, our high molecular weight injectable HA veterinary product approved for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA. Hyvisc was previously reported in the OA Pain Management product family but has been reclassified to the Non-Orthopedic product family.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$37,924	$36,693	$1,231	3%
Cost of revenue	15,081	14,889	192	1%
Gross profit	22,843	21,804	1,039	5%
Gross margin	60%	59%
Operating expenses:
Research and development	8,400	6,157	2,243	36%
Selling, general and administrative	26,996	19,201	7,795	41%
Total operating expenses	35,396	25,358	10,038	40%
Loss from operations	(12,553)	(3,554)	(8,999)	253%
Interest and other income (expense), net	539	(154)	693	(450%)
Loss before income taxes	(12,014)	(3,708)	(8,306)	224%
Benefit from for income taxes	(1,664)	(775)	(889)	115%
Net loss	$(10,350)	$(2,933)	$(7,417)	253%

Revenue

The following table presents revenue by product family for the three-month period ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$22,633	$20,964	$1,669	8%
Joint Preservation and Restoration	13,453	12,139	1,314	11%
Non-Orthopedic	1,838	3,590	(1,752)	(49%)
	$37,924	$36,693	$1,231	3%

Revenue from our OA Pain Management product family increased 8% for the three-month period ended March 31, 2023, as compared to the same period in 2022, due primarily to favorable strategic partner ordering patterns and sales growth on increasing customer demand, offset in part by unfavorable international distributor ordering patterns as strategic partner and distributor ordering patterns can vary significantly on a quarterly basis.

Revenue from our Joint Preservation and Restoration product family increased 11% for the three-month period ended March 31, 2023, as compared to the same period in 2022, due primarily due to improving elective procedure volumes and rapidly growing commercial adoption of our newest products.

Revenue from our Non-Orthopedic product family decreased 49% for the three-month ended March 31, 2023, as compared to the same period in 2022, primarily due to unfavorable timing of distributor ordering patterns as well as due to end of life of certain legacy products.

Gross Profit and Margin

Gross profit for the three-month period ended March 31, 2023 increased $1.0 million to $22.8 million, representing a 60% gross margin for the period as compared to 59% in the prior year. The increase in gross profit for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily resulted from increased revenue. Gross margin for the three-month period ended March 31, 2023, increased compared to the same period of prior year due primarily to improved production volumes.

Research and Development

Research and development expenses for the three-month period ended March 31, 2023 were $8.4 million, an increase of $2.2 million as compared to the same period in 2022. The increase was primarily related to increased costs to comply with growing regulatory requirements globally as well as new product development associated with our research and development pipeline and scale-up manufacturing activities.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2023 were $27.0 million, an increase of $7.8 million, as compared to the same period in 2022. This increase for the three-month period ended March 31, 2023 was primarily due to $5.8 million of non-recurring costs incurred during the quarter related to the Parcus Medical unitholder arbitration settlement, shareholder activism and other non-recurring corporate costs. The growth in SG&A expenses also reflects expansion of our commercial capabilities and marketing activities, as well as higher stock-based compensation expense in part driven by forfeitures in the first quarter of 2022.

Income Taxes

The benefit from income taxes was $1.7 million for the three-month period ended March 31, 2023, resulting in an effective tax rate of 13.9%. The benefit from income taxes was $0.8 million for the three-month period ended March 31, 2022, resulting in an effective tax rate of 20.9%. The net change in the effective tax rate for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to a valuation allowance in 2023 being recorded against domestic deferred tax assets.

Net Loss

For the three-month period ended March 31, 2023, net loss was $10.4 million, or $0.71 per diluted share, compared to net income of $2.9 million, or $0.20 per diluted share, for the same period in prior year. The decrease in net income and diluted earnings per share was primarily due to the non-recurring expenses related to the Parcus Medical arbitration settlement, shareholder activism and other non-recurring corporate costs.

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

The following is a reconciliation of adjusted gross profit to gross profit for the three-month periods ended March 31, 2023 and 2022, respectively:

	Three-Month Periods Ended March 31,
	2023	2022
Gross profit	$22,843	$21,804
Acquisition related intangible asset amortization	1,562	1,562
Adjusted gross profit	$24,405	$23,366
Adjusted gross margin	64%	64%

Adjusted gross profit for the three-month period ended March 31, 2023 increased $1.0 million to $24.4 million representing adjusted gross margin of 64%. Adjusted gross profit for the three-month period ended March 31, 2022 was $23.4 million, or adjusted gross margin of 64%. There was no change in adjusted gross margin for the three-month period ended March 31, 2023 as compared to 2022, as the impact of improved production volumes was offset by unfavorable product mix in 2023.

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

●	we exclude acquisition related expenses, including, amortization and depreciation of acquired assets in recent acquisitions, and the impact of inventory fair-value step up on cost of revenue;

●

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

The following is a reconciliation of adjusted EBITDA to net loss for the three-month periods ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(10,350)	$(2,933)
Interest and other (income) expense, net	(539)	154
Benefit from income taxes	(1,664)	(775)
Depreciation and amortization	1,764	1,830
Share-based compensation	3,717	2,545
Arbitration settlement	3,250	-
Acquisition related intangible asset amortization	1,787	1,787
Costs of shareholder activism	831	-
Adjusted EBITDA	$(1,204)	$2,608

Adjusted EBITDA in the three-month period ended March 31, 2023 decreased $3.8 million as compared with the same period in 2022. The decrease in adjusted EBITDA for the period was primarily due to an increase in operating expenses largely attributable to costs to comply with growing regulatory requirements globally, expansion of our operational capabilities to support our continued growth as well as certain non-recurring corporate costs.

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

The following is a reconciliation of adjusted net (loss) income to net (loss) income for the three-month periods ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(10,350)	$(2,933)
Arbitration settlement, tax effected	2,776	-
Acquisition related intangible asset amortization, tax effected	1,526	1,345
Costs of shareholder activism, tax effected	710	-
Adjusted net loss	$(5,338)	$(1,588)

The following is a reconciliation of adjusted diluted EPS to diluted EPS for the three-month periods ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Diluted loss per share	$(0.71)	$(0.20)
Arbitration settlement, tax effected	0.19	-
Acquisition related intangible asset amortization, tax effected	0.11	0.09
Costs of shareholder activism, tax effected	0.05	-
Adjusted diluted loss per share	$(0.36)	$(0.11)

Adjusted net loss and adjusted diluted loss per share in the three-month period ended March 31, 2023 increased $3.8 million and $0.25, respectively, as compared with the same period in 2022. The increase for the period was primarily due to an increase in operating expenses largely attributable to expansion of our operational capabilities to support our growing business needs as well as non-recurring expenses related to the Parcus Medical arbitration settlement, shareholder activism and other non-recurring corporate costs.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $79.7 million and $86.3 million, and working capital totaled $131.6 million and $141.6 million, at March 31, 2023 and December 31, 2022, respectively. We are closely monitoring our liquidity and capital resources for any potential impact that the COVID-19 pandemic may have on our operations.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of March 31, 2023, and December 31, 2022, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in)
Operating activities	$(3,618)	$(1,869)
Investing activities	(1,389)	(1,326)
Financing activities	(1,613)	(862)
Effect of exchange rate changes on cash	30	(4)
Net decrease in cash and cash equivalents	$(6,590)	$(4,061)

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended March 31, 2023 as compared to the same period in 2022.

Operating Activities

Cash used in operating activities was $3.6 million for the three-month period ended March 31, 2023, as compared to cash used in operating activities of $1.9 million for the same period in 2022. The increase in cash used in operating activities in 2023 was primarily due to a higher net loss and an increase in inventories.

For the foreseeable future, we expect to continue to invest substantial resources in research and development as well as continued investment in our commercial and operational infrastructure to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $1.4 million for the three-month period ended March 31, 2023, as compared to cash used in investing activities of $1.3 million for the same period in 2022. The change was primarily due to an increase in capital expenditures to support commercial growth of the business in the three-month period ended March 31, 2023.

Financing Activities

Cash used in financing activities was $1.6 million for the three-month period ended March 31, 2023, as compared to cash used in financing activities of $0.9 million for the same period in 2022. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2022 Form 10-K for the year ended December 31, 2022. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2022 Form 10-K for the fiscal year ended December 31, 2022 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2022 Form 10-K for the year ended December 31, 2022. There were no material changes to our contractual obligations reported in our 2022 Form 10-K during the three months ended March 31, 2023. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the first three months of 2023 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of March 31, 2023 that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

(b) Changes in internal controls over financial reporting.

Except for the material weaknesses discussed in Part II, Item 9A of the 2022 Form 10-K, there were no material changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of remediating the material weaknesses in our internal control over financial reporting as noted in Part II, Item 9A of the 2022 Form 10-K. We have undertaken a number of measures designed to directly address, or contribute to, the remediation of our material weaknesses and the enhancement of our internal control over financial reporting including establishment of additional review procedures and monitoring activities at a centralized level in order to verify that process level controls are present and functioning as designed. In addition, we have begun training finance personnel on internal control over financial reporting, the importance of monitoring control activities, and fraud risk assessment. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

We have been, and may continue to be, subject to the actions of activist stockholders, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

From time to time, we may be subject to proposals by activist stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, we received a notice from Caligan Partners LP, or Caligan, of its intent to nominate two directors for election to the board of directors at our 2023 annual meeting of stockholders. We subsequently entered into a cooperation agreement with Caligan on April 13, 2023 and pursuant to the cooperation agreement, Caligan withdrew its director nominations. If activist stockholder activities, such as those by Caligan or other stockholders, ensue, our business could be adversely affected, as responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we retained, and may be required to retain in the future, the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which negatively impact our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 2, 2019, we announced that our board of directors approved a $50.0 million share repurchase program with $30.0 million tobe utilized for an accelerated share repurchase program, which was completed in January 2020, and $20.0 million reserved for open market repurchases which represents the maximum value of shares that may yet be purchased. No open market repurchases were made during the three-month period ended March 31, 2023, and this repurchase program was canceled in April 2023.

On April 13, 2023, we announced the establishment of a share repurchase program for an aggregate purchase price equal to $20,000,000 to occur within twelve months from the date of the share repurchase program as follows: (i) the first $5,000,000 of which will be effected through an accelerated stock repurchase program with an investment bank commencing with the Company’s next open trading window, which will open on or before May 12, 2023, (ii) the second $5,000,000 of which to be purchased in the open market, and (iii) the remaining $10,000,000 of which to be purchased in the open market subject to positive cash flow.  This share repurchase program replaces the program that was announced in May 2019.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Anika Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on June 6, 2018)

3.2

Bylaws of Anika Therapeutics, Inc., effective as of June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on June 6, 2018)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Michael Levitz, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Actof 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Michael Levitz, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 as filed with the SEC on May 9, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: May 9, 2023	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)