Form 10-Q
period 2023-06-30
Anika Therapeutics, Inc.
filed 2023-08-08
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2023, there were 14,631,112 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, ARTHROSURFACE, CINGAL, HYAFF, HYVISC, MONOVISC, ORTHOVISC, PARCUS MEDICAL, and TACTOSET are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$65,071	$86,327
Accounts receivable, net	36,737	34,627
Inventories, net	42,604	39,765
Prepaid expenses and other current assets	7,789	8,828
Total current assets	152,201	169,547
Property and equipment, net	47,988	48,279
Right-of-use assets	29,631	30,696
Other long-term assets	19,390	17,219
Deferred tax assets	1,498	1,449
Intangible assets, net	70,707	74,599
Goodwill	7,467	7,339
Total assets	$328,882	$349,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,944	$9,074
Accrued expenses and other current liabilities	15,512	18,840
Total current liabilities	23,456	27,914
Other long-term liabilities	401	398
Deferred tax liability	3,235	6,436
Lease liabilities	27,775	28,817
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 14,816 issued and 14,657 outstanding and 14,625 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	147	146
Additional paid-in-capital	82,397	81,141
Accumulated other comprehensive loss	(6,157)	(6,443)
Retained earnings	197,628	210,719
Total stockholders’ equity	274,015	285,563
Total liabilities and stockholders’ equity	$328,882	$349,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$44,302	$39,657	$82,226	$76,350
Cost of revenue	15,330	14,795	30,411	29,684
Gross Profit	28,972	24,862	51,815	46,666

Operating expenses:
Research and development	8,914	6,975	17,314	13,132
Selling, general and administrative	23,689	21,268	50,685	40,469
Total operating expenses	32,603	28,243	67,999	53,601
Loss from operations	(3,631)	(3,381)	(16,184)	(6,935)
Interest and other income (expense), net	561	96	1,100	(58)
Loss before income taxes	(3,070)	(3,285)	(15,084)	(6,993)
Benefit from income taxes	(329)	(442)	(1,993)	(1,217)
Net loss	$(2,741)	$(2,843)	$(13,091)	$(5,776)

Net loss per share:
Basic	$(0.19)	$(0.20)	$(0.89)	$(0.40)
Diluted	$(0.19)	$(0.20)	$(0.89)	$(0.40)

Weighted average common shares outstanding:
Basic	14,688	14,555	14,671	14,511
Diluted	14,688	14,555	14,671	14,511

Net loss	$(2,741)	$(2,843)	$(13,091)	$(5,776)
Foreign currency translation adjustment	14	(847)	286	(928)
Comprehensive loss	$(2,727)	$(3,690)	$(12,805)	$(6,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30, 2023
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2023	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	1	-	7	-	-	7
Vesting of restricted stock units	177	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,717	-	-	3,717
Retirement of common stock for minimum tax withholdings	(62)	(1)	(1,620)	-	-	(1,621)
Net loss	-	-	-	(10,350)	-	(10,350)
Other comprehensive income	-	-	-	-	272	272
Balance, March 31, 2023	14,741	$147	$83,243	$200,369	$(6,171)	$277,588
Issuance of common stock for equity awards	1	-	30	-	-	30
Vesting of restricted stock units	70	1	(1)	-	-	-
Issuance of ESPP shares	20	-	456	-	-	456
Stock-based compensation expense	-	-	4,150	-	-	4,150
Repurchase of common stock	(159)	(1)	(5,049)	-	-	(5,050)
Retirement of common stock for minimum tax withholdings	(16)	-	(432)	-	-	(432)
Net loss	-	-	-	(2,741)	-	(2,741)
Other comprehensive income	-	-	-	-	14	14
Balance, June 30, 2023	14,657	$147	$82,397	$197,628	$(6,157)	$274,015

	Six Months Ended June 30, 2022
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2022	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	1	-	15	-	-	15
Vesting of restricted stock units	106	1	(1)	-	-	-
Stock-based compensation expense	-	-	2,545	-	-	2,545
Retirement of common stock for minimum tax withholdings	(30)	-	(844)	-	-	(844)
Net loss	-	-	-	(2,933)	-	(2,933)
Other comprehensive income	-	-	-	-	(81)	(81)
Balance, March 31, 2022	14,518	$145	$68,796	$222,645	$(5,799)	$285,787
Vesting of restricted stock units	61	1	(1)	-	-	-
Issuance of ESPP shares	20	-	-	-	-	-
Stock-based compensation expense	-	-	4,081	-	-	4,081
Retirement of common stock for minimum tax withholdings	(1)	-	(25)	-	-	(25)
Net loss	-	-	-	(2,843)	-	(2,843)
Other comprehensive loss	-	-	-	-	(847)	(847)
Balance, June 30, 2022	14,598	$146	$72,851	$219,802	$(6,646)	$286,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,091)	$(5,776)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,210	3,435
Amortization of acquisition related intangible assets	3,891	3,891
Non-cash operating lease cost	1,086	797
Stock-based compensation expense	7,867	6,626
Deferred income taxes	(3,277)	(2,020)
Provision for credit losses	103	175
Provision for inventory	1,252	675
Changes in operating assets and liabilities:
Accounts receivable, net	(2,116)	(3,103)
Inventories	(6,152)	(1,541)
Prepaid expenses, other current and long-term assets	756	(948)
Accounts payable	(1,029)	284
Operating lease liabilities	(1,048)	(764)
Accrued expenses, other current and long-term liabilities	(3,648)	(1,169)
Income taxes	285	657
Net cash (used in) provided by operating activities	(11,911)	1,219

Cash flows from investing activities:
Purchases of property and equipment	(2,846)	(3,266)
Net cash used in investing activities	(2,846)	(3,266)

Cash flows from financing activities:
Proceeds from employee stock purchase program	456	-
Cash paid for tax withheld on vested restricted stock awards	(2,049)	(870)
Proceeds from exercises of equity awards	37	15
Payments made on finance leases	-	(53)
Repurchases of common stock	(5,000)	-
Net cash used in financing activities	(6,556)	(908)

Exchange rate impact on cash	57	(39)

Decrease in cash and cash equivalents	(21,256)	(2,994)
Cash and cash equivalents at beginning of period	86,327	94,386
Cash and cash equivalents at end of period	$65,071	$91,392
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$11,589
Purchases of property and equipment included in accounts payable and accrued expenses	$60	$680

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three-month and six-month periods ended June 30, 2023 are not indicative of the results to be expected for the year ending December 31, 2023.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker as of June 30, 2023 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Accounts Receivable	$38,357	$36,235
Less: Allowance for credit losses	1,620	1,608
Net balance, end of period	$36,737	$34,627

A summary of activity in the allowance for credit losses is as follows:

	As of June 30,
	2023	2022
Balance, beginning of the period	$1,608	$1,442
Amounts provided	241	226
Amounts recovered	(138)	(48)
Amounts written off	(103)	(111)
Translation adjustments	12	(104)
Balance, end of period	$1,620	$1,405

4.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the six-month periods ended June 30, 2023 or 2022.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	June 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2023	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$54,154	$54,154	$-	$-	$54,154

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2022	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$67,801	$67,801	$-	$-	$67,801

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$19,032	$20,535
Work-in-process	16,117	10,648
Finished goods	26,254	25,306
Total	$61,403	$56,489

Inventories	$42,604	$39,765
Other long-term assets	18,799	16,724
Total	$61,403	$56,489

Inventories are stated net of inventory reserves of approximately $10.2 million and $9.9 million, as of June 30, 2023 and December 31, 2022, respectively.

6.	Intangible Assets

Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

					December 31,
		Six Months Ended June 30, 2023			2022
		Less:
		Accumulated				Weighted
		Currency	Less:			Average
	Gross	Translation	Accumulated	Net Book	Net Book	Useful
	Value	Adjustment	Amortization	Value	Value	Life
Developed technology	$89,580	$(1,608)	$(26,584)	$61,388	$64,286	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	9,000		(3,077)	5,923	6,373	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(704)	107	131	16
Tradenames	5,200		(3,561)	1,639	2,159	5
Total	$112,136	$(3,218)	$(38,211)	$70,707	$74,599	13

The aggregate amortization expense related to intangible assets was $2.0 million and $1.9 million for the three-month periods ended June 30, 2023 and 2022, respectively, and $3.9 million for each of the six-month periods ended June 30, 2023 and 2022, respectively.

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the six months ended June 30, 2023 were as follows:

Six Months Ended June 30,
2023
Balance, beginning of period	$7,339
Effect of foreign currency adjustments	128
Balance, ending of period	$7,467

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Compensation and related expenses	$8,690	$11,303
Professional fees	2,802	3,145
Operating lease liability - current	2,085	2,073
Clinical trial costs	462	999
Income taxes payable	931	810
Other	542	510
Total	$15,512	$18,840

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2023 or December 31, 2022 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

On October 21, 2021, the Company received notice that the former unitholders of Parcus Medical had filed an arbitration request regarding the earnout provisions of up to $60 million, of which the Company paid $4.3 million, agreed to in the Parcus Medical Merger Agreement. On April 24, 2023, the Company and the former unitholders of Parcus Medical entered into a settlement agreement to end the arbitration case. The Company recorded a charge to the statement of operations and a liability of $3.3 million at March 31, 2023 which was paid to the former unitholders of Parcus Medical in April 2023.

10.	Revenue and Geographic Information

Revenue by product family is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

OA Pain Management	$29,334	$24,093	$51,967	$45,058
Joint Preservation and Restoration	12,660	12,095	26,113	24,234
Non-Orthopedic	2,308	3,469	4,146	7,058
	$44,302	$39,657	$82,226	$76,350

Effective January 1, 2023, the Company beganto report revenue from product sales to veterinary customers within the Non-Orthopedic product family whereas such revenue had been previously reported within the OA Pain Management product family. Revenue from product sales to veterinary customers amounted to $1.1 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively, and are included within the Non-Orthopedic product family for all periods presented. Accordingly, revenue from product sales to veterinary customers in the prior period have been reclassified to conform to the current period presentation.

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 48% and 45% for the three months ended June 30, 2023 and 2022, respectively, and 46% and 42% for the six months ended June 30, 2023 and 2022, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended June 30,
	2023		2022
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$32,867	74%	$29,686	75%
Europe	5,675	13%	5,292	13%
Other	5,760	13%	4,679	12%
Total	$44,302	100%	$39,657	100%

	Six Months Ended June 30,
	2023		2022
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$60,155	73%	$56,459	73%
Europe	11,337	14%	11,088	15%
Other	10,734	13%	8,803	12%
Total	$82,226	100%	$76,350	100%

11.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021, June 8, 2022 and June 14, 2023. On June 14, 2023, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 435,000 shares from 4,850,000 shares to 5,285,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 5,285,000 shares of common stock may be issued under the 2017 Plan. There were 0.8 million shares available for future grant at June 30, 2023 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021. The Inducement Plan reserves 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 10,374 shares available for future grant at June 30, 2023 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$167	$227	$351	$403
Research & development	653	503	1,170	870
Selling, general & administrative	3,330	3,351	6,346	5,323
Total stock-based compensation expense	$4,150	$4,081	$7,867	$6,626

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2022	1,530,703	$34.93
Granted	361,745	$29.51
Exercised	(2,034)	$18.30		$20
Forfeited and canceled	(45,958)	$36.61
Outstanding as of June 30, 2023	1,844,456	$33.84	8.0	$188
Vested, June 30, 2023	955,429	$36.75	7.1	$38
Vested or expected to vest, June 30, 2023	1,844,456	$33.84	8.0	$188

The aggregate intrinsic value of options exercised for the six-month period ended June 30, 2023 was immaterial. The Company granted 361,745 stock options during the six-month period ended June 30, 2023.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2023 and 2022, along with the weighted-average grant-date fair values, were as follows:

	Six Months Ended
	June 30,
	2023			2022
Risk free interest rate	3.5%	-	4.3%	1.3%	-	3.0%
Expected volatility	48.7%	-	49.4%	53.8%	-	55.2%
Expected life (years)		4.5			4.5
Expected dividend yield		0.0%			0.0%
Fair value per option		$11.74			$11.28

As of June 30, 2023, there was $8.5 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the six-month period ended June 30, 2023 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2022	675,405	$28.40
Granted	429,476	$26.93
Vested	(247,369)	$28.93
Forfeited and cancelled	(34,098)	$27.49
Outstanding as of June 30, 2023	823,414	$27.52

The weighted-average grant-date fair value per share of RSUs granted was $26.93 and $25.18 for the six-month periods ended June 30, 2023 and 2022, respectively. The total fair value of RSUs vested was $6.6 million and $5.4 million for the six-month periods ended June 30, 2023 and 2022, respectively.  As of June 30, 2023, there was $17.9 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.1 years.

Performance Stock Units

PSU activity for the six-month ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	117,897	$34.98
Forfeited and cancelled	(117,897)	$34.98
Outstanding as of June 30, 2023	-	$-

The total fair value of PSUs vested was $0 and $0.6 million for the six-month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there are no outstanding PSUs.

12.	Income Taxes

The Company recorded an income tax benefit of $0.3 million and $2.0 million for the three- and six-month periods ended June 30, 2023, resulting in effective tax rates of 10.7% and 13.2%, respectively. The income tax benefit was $0.4 million and $1.2 million for the three- and six-month periods ended June 30, 2022, resulting in effective tax rates of 13.5% and 17.4%, respectively.

The change in the effective tax rate for the three-months ended June 30, 2023, as compared to the same period in 2022, is primarily due to a discrete charge of $0.4 million related to non-deductible stock compensation during the three-months ended June 30, 2022, partially offset by the valuation allowance recorded against domestic deferred tax assets of $0.3 million during the three-months ended June 30, 2023. The change in the effective tax rate for the six-months ended June 30, 2023, as compared to the same period in 2022, is primarily due to the valuation allowance recorded against domestic deferred tax assets of $1.2 million for the six-months ended June 30, 2023, partially offset by a discrete charge of $0.6 million related to non-deductible stock compensation during the six-months ended June 30, 2022.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. At December 31, 2022, the Company determined that its domestic deferred tax assets were realizable based upon future reversals of existing taxable temporary differences. The Company expects to incur an operating loss for 2023. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2023 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s current and prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the estimated annual effective tax rate used to compute the income tax provision for the three- and six-month periods ended June 30, 2023 includes an adjustment for the valuation allowance required against the U.S deferred tax assets. As of June 30, 2023, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate, which varies by jurisdiction.

13.	Share Repurchase

In April 2023, the Company agreed to establish a share repurchase program for an aggregate purchase price of $20.0 million. Of the $20.0 million, the first $5.0 million would be effected through an accelerated stock repurchase program, the second $5.0 million is to be purchased in the open market and the remaining $10.0 million is to be purchased in the open market subject to positive cash flow.

On May 12, 2023, the Company entered into an accelerated share repurchase agreement with Bank of America, N.A. (“Bank of America”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement”) to purchase $5.0 million of shares of its common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $5.0 million in cash to Bank of America and received an initial delivery of 158,983 shares of the Company’s common stock on May 12, 2023 based on a closing market price of $25.16 and the applicable contractual discount.  This was approximately 80% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. The Company has recorded the shares being repurchased under the ASR agreement as an equity forward sales contact and the repurchase amount of $5.0 million plus excise taxes was included in additional paid-in capital in stockholders’ equity on the condensed consolidated balance sheet at June 30, 2023. Per the terms of the ASR Agreement, the final number of shares and average purchase price would be determined at the end of the applicable purchase period, which was completed in July 2023.  Upon final settlement in July 2023, the Company received 29,046 additional shares at a final settlement price based on the average purchase price of $26.59 per share.

14.	Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding share-based awards using the treasury stock method. Due to the Company's loss position, the share-based payment awards are anti-dilutive.

The Company had a net loss during the three- and six-month periods ended June 30, 2023 and 2022, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.8 million shares and 1.5 million shares were outstanding at June 30, 2023 and 2022, respectively. Restricted stock units and performance stock units totaling 0.8 million were outstanding at each of June 30, 2023 and 2022. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis, or OA, pain management, regenerative solutions, sports medicine and Arthrosurface joint solutions.

We have over thirty years of global expertise developing, manufacturing and commercializing products with our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses and in multiple forms, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

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

●	Utilizing HA-based technology and manufacturing expertise to provide new and differentiated solutions for the faster growing joint preservation and regenerative medicine markets;

●	Introducing key HA-based products into the U.S. market upon FDA approval/clearance, such as Cingal, Hyalofast and our arthroscopic patch system for rotator cuff repair;

●	Robust network of stakeholders in our target markets that will allow us to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine solutions;

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

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our single- and multi-injection, HA-based, high molecular weight viscosupplement offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in over 35 countries. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is not currently approved for commercial use in the United States.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Hyalofast, currently available outside the United States in over 30 countries and Tactoset products and the planned upcoming release of our arthroscopic regenerative patch system for rotator cuff repair; (b) our line of sports medicine solutions used to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease; and (c) our Arthrosurface portfolio of bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease.

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

Results of Operations

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$44,302	$39,657	$4,645	12%	$82,226	$76,350	$5,876	8%
Cost of revenue	15,330	14,795	535	4%	30,411	29,684	727	2%
Gross Profit	28,972	24,862	4,110	17%	51,815	46,666	5,149	11%
Gross Margin	65%	63%			63%	61%
Operating expenses:
Research & development	8,914	6,975	1,939	28%	17,314	13,132	4,182	32%
Selling, general & administrative	23,689	21,268	2,421	11%	50,685	40,469	10,216	25%
Total operating expenses	32,603	28,243	4,360	15%	67,999	53,601	14,398	27%
Loss from operations	(3,631)	(3,381)	(250)	7%	(16,184)	(6,935)	(9,249)	133%
Interest and other income (expense), net	561	96	465	484%	1,100	(58)	1,158	(1,997)%
Loss before income taxes	(3,070)	(3,285)	215	(7)%	(15,084)	(6,993)	(8,091)	116%
Benefit from income taxes	(329)	(442)	113	(26)%	(1,993)	(1,217)	(776)	64%
Net loss	$(2,741)	$(2,843)	$102	(4)%	$(13,091)	$(5,776)	$(7,315)	127%

Revenue

The following table presents revenue by product family for the three- and six-month periods ended June 30, 2023 and 2022, respectively, as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$29,334	$24,093	$5,241	22%
Joint Preservation and Restoration	12,660	12,095	565	5%
Non-Orthopedic	2,308	3,469	(1,161)	(33%)
	$44,302	$39,657	$4,645	12%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$51,967	$45,058	$6,909	15%
Joint Preservation and Restoration	26,113	24,234	1,879	8%
Non-Orthopedic	4,146	7,058	(2,912)	(41%)
	$82,226	$76,350	$5,876	8%

Revenue from our OA Pain Management product family increased 22% and 15%, respectively, for the three- and six-month periods ended June 30, 2023, as compared to the same period in 2022, due to growing customer demand and favorable strategic partner ordering patterns from U.S. and international customers.

Revenue from our Joint Preservation and Restoration product family increased 5% and 8%, respectively, for the three- and six-month periods ended June 30, 2023, as compared to the same period in 2022, due primarily to improving elective procedure volumes and growing commercial adoption of our newest products.

Revenue from our Non-Orthopedic product family decreased 33% and 41%, respectively, for the three- and six-month periods ended June 30, 2023, as compared to the same period in 2022, primarily due to unfavorable timing of distributor ordering patterns as well as due to end of life of certain legacy products.

Gross Profit and Margin

Gross profit for the three- and six-month periods ended June 30, 2023 increased $4.1 million and $5.1 million, to $29.0 million and $51.8 million, respectively. Gross profit for the three- and six-month periods ended June 30, 2022, was $24.9 million and $46.7 million, respectively. The increases in gross profit for the three- and six-month periods ended June 30, 2023, as compared to the same period in 2022, primarily resulted from revenue growth and favorable product mix in the period.

Gross margin for the three- and six-month periods ended June 30, 2023 was 65% and 63%, respectively. Gross margin for the three- and six-month periods ended June 30, 2022 was 63% and 61%, respectively. The increases in gross margin compared to the same periods of the prior year were due primarily to higher revenue, particularly on Mitek sales and improved production volumes.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2023 were $8.9 million and $17.3 million, an increase of $1.9 million and $4.2 million respectively as compared to the same periods in 2022. The increase was primarily related to increased costs to comply with growing regulatory requirements globally as well as new product development associated with our research and development pipeline.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2023 were $23.7 million and $50.7 million representing an increase of $2.4 million and $10.2 million, respectively, as compared to the same periods in 2022. This increase for the three- and six-month periods ended June 30, 2023 was primarily due to $2.7 million and $8.5 million of non-recurring costs incurred during the three- and six-month periods ended June 30, 2023, respectively, related to the Parcus Medical unitholder arbitration settlement, shareholder activism and other non-recurring corporate costs. The growth in SG&A expenses also was due to expansion of our commercial capabilities and marketing activities.

Income Taxes

The benefit from income taxes was $0.3 million and $2.0 million for the three- and six-month periods ended June 30, 2023, resulting in an effective tax rate of 10.7% and 13.2%, respectively. The benefit from income taxes was $0.4 million and $1.2 million for the three- and six-month periods ended June 30, 2022, resulting in effective tax rates of 13.5% and 17.4%, respectively. The change in the effective tax rate for the three-months ended June 30, 2023, as compared to the same period in 2022, is primarily due to a discrete charge of $0.4 million related to non-deductible stock compensation during the three-months ended June 30, 2022, partially offset by the valuation allowance recorded against domestic deferred tax assets of $0.3 million during the three-months ended June 30, 2023. The change in the effective tax rate for the six-months ended June 30, 2023, as compared to the same period in 2022, is primarily due to the valuation allowance recorded against domestic deferred tax assets of $1.2 million for the six-months ended June 30, 2023, partially offset by a discrete charge of $0.6 million related to non-deductible stock compensation during the six-months ended June 30, 2022.

Net Loss

For the three- and six-month periods ended June 30, 2023, net loss was $2.7 million and $13.1 million, or $0.19 per diluted share and $0.89 per diluted share, respectfully, compared to net loss of $2.8 million and $5.8 million, or $0.20 per diluted share and $0.44 per diluted share, for the same periods in prior year. The increase in net loss and diluted loss per share for the six-months ended June 30, 2023 was primarily due to the non-recurring expenses related to the Parcus Medical arbitration settlement, shareholder activism and other non-recurring corporate costs.

Non-GAAP Financial Measures

We present certain information with respect to adjusted gross profit and adjusted gross margin, adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or EBITDA, adjusted net income (loss), adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or U.S. GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted gross profit and adjusted gross margin, adjusted EBITDA, adjusted net income (loss), adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making.

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

The following is a reconciliation of GAAP gross profit to Non-GAAP adjusted gross profit for the three- and six-month periods ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	$28,972	$24,862	$51,815	$46,666
Acquisition related intangible asset amortization	1,561	1,562	3,123	3,124
Adjusted gross profit	$30,533	$26,424	$54,938	$49,790

Adjusted gross margin	69%	67%	67%	65%

Adjusted gross profit for the three- and six-month periods ended June 30, 2023 increased $4.1 million and $5.1 million to $30.5 million and $54.9 million, respectively, representing adjusted gross margin of 69% and 67%, respectively. Adjusted gross profit for the three- and six-month periods ended June 30, 2022 was $26.4 million and $49.8 million, respectively, or adjusted gross margin of 67% and 65%, respectively. The increases in adjusted gross margin for the three- and six-month periods ended June 30, 2023 as compared to 2022, was largely due to revenue growth, favorable product mix and the impact of improved production volumes in 2023.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income (loss) excluding interest and other expense, net, income tax benefit, depreciation and amortization, stock-based compensation, and acquisition-related expenses.

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net (loss) income, which is the nearest U.S. GAAP equivalent. Some of these limitations are:

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

●	we exclude acquisition related expenses, including, amortization and depreciation of acquired assets in recent acquisitions, and the impact of inventory fair-value step up on cost of revenue;

●	we exclude certain other non-recurring expenses, such as Parcus arbitration settlement and costs associated with shareholder activism;

●

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

The following is a reconciliation of GAAP Net loss to Non-GAAP Adjusted EBITDA for the three- and six-month periods ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,741)	$(2,843)	$(13,091)	$(5,776)
Interest and other expense, net	(561)	(96)	(1,100)	58
Benefit from income taxes	(329)	(442)	(1,993)	(1,217)
Depreciation and amortization	1,764	1,933	3,528	3,753
Share-based compensation	4,150	4,081	7,867	6,626
Arbitration settlement	-	-	3,250	-
Acquisition related intangible asset amortization	1,787	1,787	3,574	3,574
Costs of shareholder activism	2,202	-	3,033	-
Adjusted EBITDA	$6,272	$4,420	$5,068	$7,018

Adjusted EBITDA in the three-month period ended June 30, 2023 increased $1.9 million as compared with the same period in 2022. The increase in adjusted EBITDA for the period was primarily due to an increase in revenues partially offset by $0.5 million of certain non-recurring corporate costs.

Adjusted EBITDA for the six-month period ended June 30, 2023, decreased $1.9 million as compared with the same period in 2022. The decrease in adjusted EBITDA for the period was due to $2.2 million of certain non-recurring corporate costs.

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

The following is a reconciliation of GAAP Net Loss to Non-GAAP Adjusted net (loss) income to net (loss) income for the three- and six-month periods ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,741)	$(2,843)	$(13,091)	$(5,776)
Arbitration settlement, tax effected	-	-	2,800	-
Acquisition related intangible asset amortization; tax effected	1,598	1,219	3,080	2,565
Costs of shareholder activism, tax effected	1,970	-	2,613	-
Adjusted net income (loss)	$827	$(1,624)	$(4,598)	$(3,211)

The following is a reconciliation of GAAP Diluted loss per share (EPS) to Non-GAAP Adjusted diluted earnings (loss) per share EPS for the three- and six-month periods ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Diluted (loss) earnings per share (EPS)	$(0.19)	$(0.20)	$(0.89)	$(0.40)
Arbitration settlement, tax effected	-	-	0.19	-
Acquisition related intangible asset amortization; tax effected	0.11	0.08	0.21	0.18
Cost of shareholder activism, tax effected	0.14	-	0.18	-
Adjusted diluted (loss) earnings per share (EPS)	$0.06	$(0.12)	$(0.31)	$(0.22)

Adjusted net income (loss) and adjusted diluted income (loss) per share in the three-month period ended June 30, 2023 increased $2.5 million and $0.18, respectively, as compared with the same period in 2022. The increase in adjusted net income for the period was primarily due to higher revenue offset in part by certain non-recurring corporate costs.

Adjusted net loss and adjusted diluted loss per share in the six-month period ended June 30, 2023, increased $1.4 million or $0.09, as compared with the same period in 2022. The increase in adjusted net loss for the period was due to certain non-recurring corporate costs.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $65.1 million and $86.3 million, and working capital totaled $128.7 million and $141.6 million, at June 30, 2023 and December 31, 2022, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of June 30, 2023, and December 31, 2022, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in)
Operating activities	$(11,911)	$1,219
Investing activities	(2,846)	(3,266)
Financing activities	(6,556)	(908)
Effect of exchange rate changes on cash	57	(39)
Net decrease in cash and cash equivalents	$(21,256)	$(2,994)

The following changes contributed to the net change in cash and cash equivalents in the six-month period ended June 30, 2023 as compared to the same period in 2022.

Operating Activities

Cash used in operating activities was $11.9 million for the six-month period ended June 30, 2023, as compared to cash provided by operating activities of $1.2 million for the same period in 2022. The increase in cash used in operating activities in 2023 was primarily due payment of $8.5 million in non-recurring costs incurred during the six-month period ended June 30, 2023 related to the Parcus Medical unitholder arbitration settlement, shareholder activism and other non-recurring corporate costs, as well as an increase in working capital associated with the growth of the business.

For the foreseeable future, we expect to continue to invest in research and development as well as our commercial and operational infrastructure to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $2.8 million for the six-month period ended June 30, 2023, as compared to cash used in investing activities of $3.3 million for the same period in 2022. The change was primarily due to a decrease in capital expenditures related to software development that occurred in 2022.

Financing Activities

Cash used in financing activities was $6.6 million for the six-month period ended June 30, 2023, as compared to cash used in financing activities of $0.9 million for the same period in 2022. The increase in cash used in financing activities was primarily attributable to the repurchase of common stock for $5.0 million during the three-months ended June 30, 2023.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2022 Form 10-K for the year ended December 31, 2022. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2022 Form 10-K for the fiscal year ended December 31, 2022 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2022 Form 10-K for the year ended December 31, 2022. There were no material changes to our contractual obligations reported in our 2022 Form 10-K during the six months ended June 30, 2023. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the first six months of 2023 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of June 30, 2023 that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of material pending legal proceedings, please read Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Under our equity compensation plans, and subject to the specific approval of the Compensation Committee of our Board of Directors, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold shares of stock otherwise issuable to the grantee. During the three-month period ended June 30, 2023, there were no shares withheld to satisfy grantee tax withholding obligations on restricted stock award vesting events.

Following is a summary of stock repurchases for the three-month period ended June 30, 2023 (in thousands, except share and per share data):

Period	Total Number of Shares Withheld (1)	Average Price per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2023	0	$-	$20,000
May 1 to 31, 2023	158,983	$25.16	$15,000
June 1 to 30, 2023	0	$-	$15,000
Total	158,983

(1)

In April 2023, we agreed to establish a share repurchase program for an aggregate purchase price of $20.0 million. Of the $20.0 million, the first $5.0 million is to be effected through an accelerated stock repurchase program, the second $5.0 million is to be purchased in the open market and the remaining $10.0 million is to be purchased in the open market subject to positive cash flow. On May 12, 2023 the Company entered into an accelerated share repurchase agreement with Bank of America, N.A. (“Bank of America”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement”) to purchase $5.0 million of shares of its common stock. During the second quarter of 2023, 158,983 shares were delivered to us, constituting the initial delivery of shares and representing 80% of the then estimated total number of shares expected to be repurchased under the ASR Agreement.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

†10.1	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 14, 2023) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2023)

10.2

Cooperation Agreement, dated April 13, 2023, by and among the Company and Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 13, 2023)

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

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on August 8, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2023 and June 30, 2022 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2023 and June 30, 2022 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and June 30, 2022 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: August 8, 2023	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)