Form 10-K
period 2023-12-31
Anika Therapeutics, Inc.
filed 2024-03-15
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $370,427,535 computed by reference to the closing price of common stock on such date. The registrant does not have any non-voting stock outstanding.

At March 6, 2024, there were 14,849,942 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ACTIFLIP, ANIKA, ANIKA THERAPEUTICS, ANIKAVISC, ARTHROSURFACE, ATLAS, CINGAL, DRAW TIGHT, GLENOJET, HYAFF, HYVISC, INTEGRITY, MONOVISC, ORTHOVISC, OVO, OVOMOTION, PARCUS MEDICAL, PF WAVE, REVOMOTION, SPEEDSPIRAL, SYND-EZ, TACTOSET, WAVEKAHUNA, WRISTMOTION, and X-TWIST are our trademarks that appear in this Annual Report on Form 10-K. For convenience, these trademarks may appear in this Annual Report on Form 10-K without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Annual Report on Form 10-K also contains trademarks and trade names that are the property of other companies and licensed to us.

FORM 10-K

ANIKA THERAPEUTICS, INC.

For Fiscal Year Ended December 31, 2023

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

●

A significant portion of our Osteoarthritis, or OA Pain Management revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

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

●

Failure to obtain, or any delay in obtaining, U.S. Food and Drug Administration, or FDA, or other U.S. and foreign governmental clearances or approvals for our products may have a material adverse effect on our business, financial condition and results of operations.

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

●

Notices of inspectional observations or deficiencies from the FDA or other regulatory bodies require us to undertake corrective and preventive actions or other actions to address the FDA’s or other regulatory bodies’ concerns. These actions could be expensive and time-consuming to complete and could impose an additional burden on us.

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

In early 2020, we expanded our overall technology platform, product portfolio, and significantly increased our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine and instrumentation solutions provider, and Arthrosurface, Inc., or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions have ignited the transformation of our company by augmenting our HA-based OA pain management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

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

As we look forward, our business is positioned to capture value within our target markets in joint preservation. We believe our future success will be driven by our:

●

Over 30 years of experience in HA-based regenerative solutions and early intervention orthopedics combined under new seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●	Utilizing HA-based technology and manufacturing expertise to provide new and differentiated solutions in next generation OA Pain Management and regenerative solutions markets;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine solutions;

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

●	Cingal, our novel, next-generation, non-opioid, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid, designed to provide both short- and long-term pain relief. Cingal is CE marked and for several years has been sold outside the United States directly in over 35 countries through our network of distributors. In the United States, Cingal is a pipeline product in which we are awaiting feedback from the FDA on proposed non-clinical next steps for U.S. regulatory approval; for additional information please see the section captioned “Item 1. Business—Research and Development.”

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family, consists of:

●

Regenerative Solutions. Our portfolio of orthopedic regenerative solutions leveraging our proprietary technologies based on HA and Hyaff, which is a solid form of HA. These products include: Tactoset Injectable Bone Substitute, an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures and for augmenting hardware fixation, such as suture anchors; Integrity Implant System, or Integrity, an HA-based scaffold with bone and tendon fixation components and arthroscopic delivery instruments that is designed to protect an injured tendon and promote healing in rotator cuff repair and other tendon procedures and received clearance by the FDA in August 2023 for commercial use in the United States and initiated limited market release in November 2023; and Hyalofast, a biodegradable support for human bone marrow mesenchymal stem cells used for cartilage regeneration and as an adjunct for microfracture surgery. Tactoset and Integrity are commercialized principally in the United States, whereas Hyalofast is currently available outside the United States in over 30 countries within Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under a pivotal Investigational Device Exemption, or IDE, clinical trial and is not available for commercial sale. For additional information, please see the section captioned “Item 1. Business—Research and Development.”

●

Sports Medicine. Our line of soft tissue repair solutions is used by surgeons to repair and reconstruct damaged ligaments and tendons resulting from sports injuries, trauma and disease. These more traditional sports medicine solutions include screws, sutures, suture anchors, grafts and other surgical systems that facilitate surgical procedures on the shoulder, knee, hip, upper and lower extremities, and other soft tissues. Our X-Twist Fixation System using PEEK (Polyetheretherketone) material, was fully launched in early 2023 for broad market use in the United States and certain international markets, is a platform of knotless and knotted suture anchors designed for soft tissue repairs in the shoulder and other extremities. X-Twist Biocomposite, the bioabsorbable version of the X-Twist fixation system, received FDA clearance in August 2023 and launched in early 2024.

●

Arthrosurface Joint Solutions. Our portfolio of more than 150 bone preserving joint solutions, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, is designed to treat upper and lower extremity orthopedic conditions as well as knee and hip conditions caused by arthritic disease, trauma and injury. These products span multiple joints including OVOMotion with Inlay Glenoid for the shoulder, WristMotion wrist arthroplasty system, as well as foot and ankle, and knee products generally intended to restore a patient’s natural anatomy and movement. Our recently launched RevoMotion Reverse Shoulder Arthroplasty System, is a differentiated reverse shoulder implant system addressing the largest portion of the shoulder replacement market. These products often are used to treat patients with OA progression beyond where our OA Pain Management products can allow the patients to retain an active lifestyle when early surgical intervention becomes preferable.

We currently commercialize our Joint Preservation and Restoration products in the United States by selling to hospitals and ASCs, through an independent network of sales representatives and distributors, and utilize our distributor network for sales in certain international markets.

Non-Orthopedic

Our Non-Orthopedic product family consists of legacy HA-based products that are marketed principally for non-orthopedic applications. These products include: Hyvisc, our high molecular weight injectable HA veterinary product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA; Hyalobarrier, an anti-adhesion barrier indicated for use after abdominal-pelvic surgeries; Hyalomatrix, used for the treatment of complex wounds such as burns and ulcers, as well as products used in connection with the treatment of ears, nose and throat disorders, and ophthalmic products, including injectable, high molecular weight HA products such as Anikavisc and Nuvisc, used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These Non-Orthopedic products are sold through commercial sales and marketing partners around the world.

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

With our expanded commercial infrastructure as a result of the Parcus Medical and Arthrosurface acquisitions, we sell our Joint Preservation and Restoration family directly to clinicians, including hospitals and ASCs, through a hybrid approach with our Anika sales team and large network of independent third-party distributors. Following the acquisitions, we integrated our U.S. commercial organization, including cross training our sales team to sell the consolidated Joint Preservation and Restoration product portfolio. Within this framework, we employ selling models that seek to maximize the benefit for our company and customers, including in certain instances, contracts with group purchasing organizations and certain fixed-price delivery models.

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

The raw materials necessary to manufacture our products are generally available from multiple sources. However, we rely on a small number of suppliers for certain key raw materials and other components, parts and disposables required for the manufacturing and delivery of these products, Any prolonged interruption of operations or significant reduction in the capacity or performance capability of any of our manufacturing facilities, or with any of our key suppliers, could have a material adverse effect on our operations.

Research and Development

Our research and development efforts consist of the development of new medical applications that address true unmet needs that leverage our technology platforms, including new implant designs, the development of intellectual property with respect to our technology platforms and new products, the management of clinical trials for certain product candidates, the preparation and processing of applications for regulatory clearances and approvals, and process development and scale-up manufacturing activities for our existing and new product development initiatives. For 2023, 2022, and 2021, research and development expenses were $32.7 million, $28.2 million and $27.3 million, respectively. The increase in 2023 was primarily due to costs to ensure compliance with growing regulatory requirements globally, such as EU MDR, as well as new product development in our research and development pipeline, led by Integrity, which received FDA clearance in August 2023 and was launched with first surgeries in rotator cuff repair and other tendon procedures in November 2023. We anticipate that we will continue to commit resources to research and development activities, primarily for new product development, regulatory compliance, scale-up manufacturing activities, and pre-clinical and clinical activities.

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

Our development focus for OA Pain Management will continue to be on bringing Cingal, our next-generation, non-opioid, single-injection HA-based OA pain product combined with a fast-acting steroid, to the U.S. market. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval. In parallel, we are exploring the potential to advance Cingal through commercial partnerships in the U.S. and select Asian markets. These efforts will inform next steps, including if and how to proceed with another clinical trial in the United States.

Development for our Joint Preservation and Restoration product family is focused in several key areas. We are developing novel solutions and line extensions across our regenerative solutions, sports medicine soft tissue repair and Arthrosurface joint solutions product families, largely targeting the faster-growing extremities segments such as the shoulder. These include enhancements to existing regenerative solutions such as our fast-growing Tactoset Injectable Bone Substitute, which received an additional 510(k) clearance in 2021 for hardware augmentation, along with new soft tissue fixation and extremities products like our X-Twist Fixation System that received 510(k) clearance from the FDA in 2022 and our RevoMotion reverse shoulder arthroplasty system, which received 510(k) clearance in 2021, as well as our Integrity Implant System, a regenerative HA-based patch product targeted at rotator cuff repair that received 510(k) clearance in August 2023 and is now in limited market release. We also launched our X-Twist Biocomposite, the bioabsorbable version of the X-Twist Fixation System, in early 2024. In addition, we made significant progress in 2023 on our clinical trial to support approval in the United States for Hyalofast, our single stage, off the shelf, cartilage repair therapy, currently sold only outside the United States. We have fully enrolled the 200 patients targeted in the trial. This pivotal trial has a two-year follow-up protocol expected to be achieved in early 2025 before regulatory submission is completed.  We are targeting to file the first module as part of a modular PMA in 2024 which is the first step in seeking FDA approval for Hyalofast in the U.S. The final module of the PMA will be filed in 2025 once the clinical data becomes available to be submitted to the FDA.

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

●	Our ability to continue to strengthen our commercial infrastructure, integrate our sales channels and execute our sales strategies;

●	The execution by our key partners of their commercial strategies for our products and our ability to manage our relationships with those key partners;

●	Our ability to recruit and retain skilled employees; and

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

If the FDA agrees that the device is substantially equivalent, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is ”not substantially equivalent” to a predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or may be able to request a risk-based classification determination for the device in accordance with the ‘‘de novo’’ process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

Clinical Trials

Clinical trials are typically required to support a PMA and an NDA and are sometimes required to support a 510(k) submission. All clinical trials must be approved by and conducted under the oversight of an IRB for each clinical site. Clinical investigators must obtain informed consent from all study subjects. After a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Information about certain clinical studies must be submitted with specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a ‘‘significant risk’’ as defined by the FDA, to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. A clinical trial may begin 30 days after receipt of the IDE by the FDA unless the FDA notifies the company that the investigation may not begin.

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

EU Regulation

In the European Union, medical devices must be CE marked in order to be marketed. CE marking a device involves working with a notified body (or in some cases, for the lowest risk class devices, the manufacturer can self-certify) to demonstrate that the device meets all applicable general safety and performance requirements of the EU medical devices legislation, including that the manufacturer’s Quality Management System is compliant with such requirements. The EU’s Medical Devices Directive, or MDD, has been replaced by the EU Medical Devices Regulation (Regulation (EU) No 2017/745), or EU MDR, and which became effective on May 26, 2021. Medical devices lawfully placed on the market pursuant to a certification issued under the MDD may continue to be marketed during a transitional period.  The timing for this transition has been extended from no later than May 26, 2024 to December 2027 or December 2028, depending on device classification, provided certain conditions are met with regard to compliance with the EU MDR, including compliance with the requirements under the EU MDR in respect of post-market surveillance, vigilance and registration and that an agreement for conformity assessment under the EU MDR for the device by a notified body under the EU MDR has been enacted to be filed by May 26, 2024. The EU MDR will generally require increased levels of clinical data as compared to MDD requirements, and all product technical data must comply to the latest standards regardless of when the product was initially developed.

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

UK Regulation

The UK formally left the EU on January 31, 2020. The EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.

In respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) before being placed on the Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. CE marks issued by EU notified bodies to place medical devices on the market in the EU will remain valid in the UK up until June 30, 2028 (for CE marks issued under the EU MDD) or June 30, 2030 (for CE marks issued under the EU MDR), following which a UK Conformity Assessed (“UKCA”) mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to such dates. UCKA marking will, however, not be recognized in the EU. The EU regulatory framework on medical devices continues to apply in Northern Ireland under the Northern Ireland Protocol and medical devices in Northern Ireland may either carry an EU CE mark or a UK and Northern Ireland CE mark (“CE UKNI”), although devices bearing the CE UKNI marking will not be accepted on the EU market.

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

Seasonality

Our OA Pain Management and Non-Orthopedic product families are generally less seasonal in nature due to the nature of our product mix and sales channels and order strategies of our customers. In Joint Preservation and Restoration, procedure volumes are normally higher in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to have elective procedures. Our Joint Preservation and Restoration business can be impacted by periodic restrictions on the performance of elective surgical procedures throughout the U.S. and global markets, the unavailability of physicians and/or changes to their treatment prioritizations, reductions in the levels of healthcare facility staffing and, in certain instances, and the willingness or ability of patients to seek treatment.

Environmental, Social and Governance

In 2021, we began a process to develop a foundational Environmental, Social and Governance, or ESG, framework for our organization. This framework integrates our six key corporate values: People, Quality, Integrity, Accountability, Innovation and Teamwork. The initial step in our ESG journey included the completion of a “materiality assessment” based on the Sustainability Accounting Standards Board, or SASB, framework. Our materiality assessment was a research-intensive and stakeholder-inclusive process and included guidance and insight from external advisors, and crucial feedback from key internal and external stakeholders, including investors, customers, suppliers, employees, and our board of directors.

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

In 2023, we committed to evaluate ways to reduce our carbon footprint in its contribution to the Paris Climate agreement which seeks to limit global warming to 1.5o C and to achieve carbon neutrality by 2050. The first step in our process was to establish a baseline for greenhouse gas, GHG, emissions by measuring Scope 1 and Scope 2 emissions across our global operations for 2022, and we continued to monitor our emissions in 2023, with Scope 1 = 1559 mtCO2e and Scope 2 = 2085 mtCO2e. We are a low greenhouse gas, GHG, emitter due to our relatively small operational footprint. We are committed to evaluating carbon reduction opportunities over the coming years in-line with our business priorities.

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

As of December 31, 2023, we employed 357 full-time employees in the United States and Europe.

We believe that our employees’ understanding of how their work contributes to our overall strategy and performance is key to our success. In order to communicate with respect to these important topics in a manner that is engaging to our team, we utilize a variety of channels. These include all-employee town hall meetings led by senior management, hosted monthly information sessions known as Knowledge Boosters, regular email and intranet updates from our chief executive officer and other key members of the executive team. In addition, to assess employee perceptions in areas such as inclusion, professional development/training, reward/recognition, equity, engagement and overall organizational satisfaction, we conduct company-wide employee engagement surveys using an external survey platform. Our management team evaluates and measures the results with prior periods and peer data and identifies potential opportunities for improvement.

Diversity, Equity and Inclusion

We are committed to a diverse, equitable and inclusive workplace where all employees, regardless of their gender, race, ethnicity, national origin, age, sexual orientation or identity, education or disability are valued, respected and supported. Beginning in 2021, we made a commitment to comply with key elements of the MassBio CEO Pledge for a More Equitable and Inclusive Life Science Industry. We continue to work on a multi-year approach at providing the key deliverables to meet our commitment. This included the development and communication of a corporate Diversity, Equity and Inclusion Policy Statement as well as the creation of a Diversity Dashboard. The Diversity Dashboard tracks the current diversity within the organization and is shared with the board of directors to provide engagement and oversight at the highest levels of the organization. We have also conducted employee surveys and employee focus groups to discuss diversity and inclusion. We will continue to enhance the diversity of our workforce through focused talent acquisition goals and development plans.

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

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators, and third-party payers to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This may result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations, independent delivery networks, and large single accounts continue to use their market power to consolidate purchasing decisions. If a group purchasing organization excludes us from being one of their suppliers, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies, and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products and limit our access to sell our products and services to customers.

A significant portion of our OA Pain Management revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived most of our revenues from a small number of customers who resell our products to end-users. Many of these customers are significantly larger companies than us. In 2023, Mitek, accounted for 45% of our revenue. While we have started to diversify our sales channels, including through the implementation of a direct commercial model in the United States for our Joint Preservation and Restoration products, we expect to continue to be dependent on a small number of large customers for a substantial portion of our business. The failure of key customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

We experience quarterly fluctuations in our product sales as a result of multiple factors, many of which are outside of our control including our arrangements with Mitek which performs most of the downstream sales and marketing activities to customers and end-users for Monovisc and Orthovisc in the United States. Therefore, we are subject to fluctuations in our customers’ sales patterns and corresponding ordering patterns, including Mitek. These quarterly fluctuations create uncertainty as to the volume of sales that we may achieve in a given period. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as an indication of our future performance. Our operating results could be disproportionately affected by a reduction in revenue because a proportionately smaller amount of our expenses varies with our revenue. As a result, our quarterly operating results are difficult to predict, even in the near term.

We rely on a small number of suppliers for certain key raw materials and components for the manufacturing and delivery of our products, and disruption could materially adversely affect our business, financial condition, and results of operations.

Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw materials will continue to be available at current levels or will be sufficient to meet our future needs. We continue to see impacts on our supply chain as the companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, were disrupted, temporarily closed or experienced worker shortages for a sustained period of time during and following the global pandemic or due to other supply chain disruptions. For example, for the manufacture of Arthrosurface joint solutions products, we engage a single third-party organization as a contract manufacturer. This contract manufacturer has noted that there could be lead times up to a year or more to deliver product. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find sufficient alternative suppliers in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

We and our third-party providers are subject to national, international, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security. This includes the European Union, or EU, GDPR, and the United Kingdom, or UK, equivalent of the same (the UK GDPR, together with the EU GDPR, referred to as the GDPR), as well as other national data protection legislation in force in relevant European Economic Area, or EEA, Member States and the UK (including the UK Data Protection Act 2018), which governs the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials): (i) regarding individuals in the EEA and UK; and/or (ii) carried out in the context of the activities of our establishment in any EEA Member State or the UK.

The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provide individuals with various rights in respect of their personal data. The GDPR defines personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than applies to clinical trials conducted in the United States. We are required to apply GDPR standards to any clinical trials that our EEA and UK established businesses carry out anywhere in the world.

Significantly, the GDPR impose strict rules on the transfer of personal data out of the EEA or the UK to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. Currently, we rely mainly on Standard Contractual Clauses approved by the European Commission, or SCCs, to legitimize transfers of personal data out of the EEA and International Transfer Agreements approved the UK for transfers of personal data out of the UK, however, there continue to be concerns about whether the SCCs and other international transfer mechanisms will face additional legal challenges. Any inability to transfer personal data from the EEA to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

The GDPR increases our responsibilities and may increase our liability in relation to personal data that we process where such processing is subject to the GDPR. While we have taken steps to comply with the GDPR, and implementing legislation in applicable EEA member states and the UK, including by seeking to establish appropriate lawful bases for the various processing activities we carry out, reviewing our security procedures and those of our service providers, and entering into data processing agreements with relevant service providers we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. Given the breadth and depth of changes in data protection obligations, complying with the GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party service providers, contractors or consultants that process or transfer personal data.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the UK plans to reform the country’s data protection legal framework in its Data Reform Bill introduced into the UK legislative process. In addition, EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, California enacted the California Consumer Privacy Act, or the CCPA. This law, which became effective on January 1, 2020 gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that are expected to increase data breach litigation. At this time, we do not collect personal data on residents of California but should we begin to do so, and in the context of doing so, become subject to the CCPA, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

In addition, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that was vested with authority to implement and enforce the CCPA. The effects of the CCPA are potentially significant and, should we begin to process personal information concerning California residents may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. New consumer privacy laws similar to the CCPA have been passed in a number of states and many other states have proposed new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition to these comprehensive laws and proposals, several other states have passed or proposed more limited privacy laws focused on particular privacy issues.

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

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EEA and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

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

Any compromise to our information security or that of our third-party service providers or contractors could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release, use, disclosure and/or dissemination of customer, vendor, or employee data, the violation of privacy and/or data protection laws, including under the GDPR, in the European Union or the United Kingdom, or other laws and exposure to litigation, any of which could harm our business and operating results.

We may face circumstances in the future that will result in impairment charges, including, but not limited to, goodwill impairment, intangible assets impairment and in-process research and development charges.

As of December 31, 2023, we had long-lived assets in the amount of $58.4 million, including property and equipment of $46.2 million, intangible assets of $4.6 million and goodwill of $7.6 million. If the fair value of any of our long-lived assets, including those that we acquired in the acquisitions of Arthrosurface and Parcus Medical, decrease as a result of an economic slowdown, a downturn in the markets where we sell products and services, a downturn in our stock price, financial performance or future outlook, or other reasons, we may be required to record an impairment charge on such assets. We are required to test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. Impairment charges could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock. During the year ended December 31, 2023, we recorded an impairment charge of $62.2 million on intangible assets related to the acquisitions of Arthrosurface and Parcus Medical.

Our business is dependent upon hiring and retaining qualified management, operations and technical personnel.

We are highly dependent on the members of our management, operations and technical staff, the loss of one or more of whom could have a material adverse effect on us. We have experienced a number of management changes in recent years, and there can be no assurances that any future management changes will not adversely affect our business. We believe that our future success will depend in large part upon our ability to attract and retain technical and highly skilled executive, managerial, professional, and technical personnel. We continue to engage with our employees on a regular basis to limit voluntary employee turnover. We face significant competition for such personnel from competitive companies, research and academic institutions, government entities, and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

●	The successful commercialization of products in development through appropriate commercial models and marketing channels;
●	Progress in our product development efforts;
●	The magnitude and scope of such product development efforts;
●	Any potential acquisitions of products, technologies, or businesses;
●	Progress with preclinical studies, clinical trials, and product approvals and clearances by the FDA and other agencies;
●	Requirement to conduct additional preclinical studies and clinical trials for future products;
●	The cost and timing of our efforts to manage our manufacturing capabilities and related costs;
●	Expanding our manufacturing capacity to support growing demand for our products and add redundancies to our manufacturing process;
●	The cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the cost of defending any other legal proceeding;
●	Competing technological and market developments;
●	The development of strategic alliances for the marketing of certain of our products;
●	The terms of such strategic alliances, including provisions (and our ability to satisfy such provisions) that provide upfront and/or milestone payments to us;
●	The cost of maintaining adequate inventory levels to meet current and future product demand; and
●	Further expanding our business in international markets.

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

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or the holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may impact our effective tax rate, result in higher tax payments and harm our business, financial condition, cash flows and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to lending arrangements with financial institutions, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Our license and distribution agreements with Mitek related to Monovisc and Orthovisc provide Mitek with, among other things, the exclusive right to market and sell Monovisc and Orthovisc in the United States, unilateral decision-making authority over the sale, price, and promotion of Monovisc and Orthovisc in the United States, substantial control over the future development of Monovisc and Orthovisc related to the treatment of pain associated with osteoarthritis, a license to manufacture and have manufactured such products in the event that we are unable to supply Mitek with Monovisc or Orthovisc in accordance with the terms of the relevant agreement, and certain rights of first refusal with respect to future products we develop for the treatment of pain associated with osteoarthritis. In exchange, Mitek pays us a transfer price calculated with reference to historical end-user prices in the market and a fixed royalty rate per product on their net product sales. As Mitek accounts for a large percentage of our revenue and has unilateral decision-making authority over in-market activities, including end-user pricing and discounts, reimbursement strategy, and overall promotion strategy, actions taken by Mitek could impact our ability to predict and generate revenue and have a material impact on our business, financial condition, and results of operations.

We may not succeed in our integration and buildout of our direct sales channel in the United States, and our failure to do so could negatively impact our business and financial results.

Beginning in 2019, and with our expanded commercial infrastructure, as a result of the Parcus Medical and Arthrosurface acquisitions, we sold and marketed our Joint Preservation and Restoration family of products directly to customers, including hospitals and ASCs, through our direct Anika sales team and large network of independent third-party distributors. This approach was a departure from our historical distribution model in the United States, and we cannot be certain that we will be successful in implementing and executing on this commercial approach or that, even if we are able to implement it, the approach will be successful at scale. We may not be able to attract or retain the sophisticated personnel required for our approach, to identify or negotiate favorable or acceptable terms with distribution agents and ensure that they dedicate time and focus to our products, to achieve in-market pricing at the levels we have targeted, to develop and tailor our product portfolio to be specifically desired by clinicians who practice in ASCs, or to timely execute on our strategies for market penetration generally. Our failure to successfully implement and execute this commercial approach could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, third-party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA, or the applicable foreign regulatory agency, has granted marketing approval. Also, the U.S. Congress, certain state legislatures, and certain foreign governments and regulatory agencies have considered reforms, including, among other items, any material changes to the ACA or the potential repeal of reference drug pricing in the United States, which may affect current reimbursement practices and create additional uncertainty about the pricing of our products, including the potential implementation of controls on health care spending through limitations on the growth of Medicare and Medicaid spending. For example, in 2010, the ACA was enacted and was intended to expand access to health insurance coverage and improve the quality of health care over time. There has been ongoing litigation and congressional efforts to modify or repeal all or certain provisions of the ACA. There may be uncertainties that result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect that any future legislation or regulation in the United States may have on our business There can be no assurance that third-party coverage will be available or that reimbursement will be adequate for any products or services developed by us or procedures using our products or services.

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

In 2018, we received and analyzed the results of our second Phase III clinical trial for Cingal and found that the data did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between Cingal and the approved steroid component of Cingal at the six-month time point. After discussions with the FDA, it was determined that an additional Phase III clinical trial would most likely be necessary to support U.S. marketing approval for Cingal. In 2019, we began the design of our third Phase III clinical trial to enable us to evaluate our full-scale Phase III clinical trial design, including patient and site selection criteria, and increase the probability of success for the Phase III trial. In 2022, we completed this third Phase III clinical trial, which achieved its primary endpoint. Together with previous clinical studies, Cingal has demonstrated superiority over each of its active ingredients and placebo over 26 weeks for long-acting pain relief. We have been engaging with the FDA on next steps for U.S. regulatory approval. In parallel, we are exploring the potential to advance Cingal through commercial partnerships in the U.S. and select Asian markets. These efforts will inform next steps, including if and how to proceed with another clinical trial in the United States. We cannot guarantee the success of any additional future clinical trials for Cingal. Because the results of any additional clinical trials, or other unforeseen future developments, could have a substantial negative impact on the timeline for and the cost associated with a potential Cingal regulatory approval, our overall business condition, financial results, and competitive position could be affected. We also are conducting our clinical trial to support approval in the United States for Hyalofast, our single-stage, off-the-shelf, cartilage repair therapy, currently sold only outside the United States. We have fully enrolled the 200 patients targeted in the trial. This pivotal trial has a two-year follow-up protocol expected to be achieved in early 2025 before regulatory submission is completed.  We are targeting to file the first module as part of a modular PMA in 2024 which is the first step in seeking FDA approval for Hyalofast in the U.S. The final module of the PMA will be filed in 2025 once the clinical data becomes available to be submitted to the FDA.

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

Additionally, the implementation of the new EU MDR which was put into effect in 2021, has changed several aspects of the medical device regulatory framework in the EU. Specifically, the EU MDR requires (i) changes in the clinical evidence required for medical devices, (ii) post-market clinical follow-up evidence, (iii) annual reporting of safety information for Class III and Class IIb products, and reporting every two years for Class IIa products, (iv) Unique Device Identification, or UDI, for all products and submission of core data elements to an EU UDI database prior to placement of a device on the market, (v) reclassification of some medical devices, and (vi) multiple other labeling changes. Approvals for certain of our currently marketed products could be curtailed or withdrawn as a result of the implementation of the EU MDR, and acquiring approvals for new products could be more challenging and costly. The EU MDR requires all devices to undergo review and approval for compliance to EU MDR by the expiry of a transitional period.  The original expiry date of May 26, 2024 has been extended to December 2027 or December 2028 for certain devices, depending on the risk class of the device, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within the original time period. We have reviewed our products that are sold in the EU market and have completed the product rationalization exercise to identify the products that we will continue to market in the EU. Products we intend to continue marketing will require substantial submissions to be made to the notified bodies for a conformity assessment under the EU MDR no later than May 26, 2024, for the MDR extension timelines to apply. Compliance with this and any other requirements is time consuming and costly, and our failure to comply may subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The integration of the two acquired companies into our operations has taken longer than originally anticipated and has required more effort and expense than was originally planned. This has resulted, and may continue to result, in the loss of valuable employees, additional expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. There may be increased risk due to the ongoing integration of financial reporting and internal control systems. Any diversion of the attention of management created by the integration process, any disruptions or other difficulties encountered in the integration process, and unforeseen liabilities or unanticipated problems with the acquired businesses could have a material adverse effect on our business, operating results and financial condition. We are working diligently to complete integration activities, minimize employee disruptions and improve production and communication as we continue to integrate Arthrosurface and Parcus Medical. It has been more challenging than anticipated to effectively and timely complete our integration goals. The acquisition of these two companies and the related investment in the business have contributed to our net loss in recent years. We recorded an impairment to goodwill in 2020 and to intangible assets in 2023 and a reduction in the fair value of contingent consideration in connection with the acquisitions that was driven in part by slower than expected revenue growth with these businesses that have impacted near-term cash flows.

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

Since we manufacture our products for sale worldwide, our business is subject to risks associated with doing business internationally. During 2023, 2022, and 2021, 26%, 24%, and 23%, respectively, of our product sales were to international customers. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

●	The impact of recessions, inflation and other economic conditions in economies outside the United States;
●	Instability of foreign economic, political, and labor conditions;
●	Fluctuations in foreign currency exchange rates relative to the U.S. dollar;
●	Unfavorable labor regulations applicable to our European operations, such as severance and the unenforceability of non-competition agreements in the European Union;
●	The impact of strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, or other collective bargaining disputes;
●	Difficulties in complying with restrictions imposed by regulatory or market requirements, tariffs, or other trade barriers or by U.S. export laws;
●	Imposition of government controls limiting the volume of international sales;
●	Longer accounts receivable payment cycles;
●	Potentially adverse tax consequences, including, if required or applicable, difficulties transferring funds generated in non-U.S. jurisdictions to the United States in a tax efficient manner;
●	Difficulties in protecting intellectual property, especially in international jurisdictions;
●	Difficulties in managing international operations; and
●	Burdens of complying with a wide variety of foreign laws, including the EU MDR and GDPR among others.

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

The market price of shares of our common stock may be highly volatile. Factors such as announcements of new commercial products or technological innovations by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, government regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by us, and general market conditions may have a significant effect on the market price of our common stock. We have highlighted to investors increased volatility and uncertainty in the global macroeconomic environment and the changing dynamics associated with staffing shortages, supply chain disruption and inflation. These actions, as well as general investor uncertainty, could create volatility and unpredictability in our stock price. The trading price of our common stock could also be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the health care industry generally or in the medical products industry specifically, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical products companies, and which often have been unrelated to the operating performance of such companies. Our operating results in future quarters may be below the expectations of equity research analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially.

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

From time to time, we may be subject to proposals by activist stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. In February 2023, Caligan Partners LP, or Caligan, indicated that it intended to consider all available options, including nominating a slate of directors for election to the board of directors at our 2023 annual meeting of stockholders. In April 2023, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Caligan. Pursuant to the Cooperation Agreement, we agreed to increase the size of our board of directors to eight directors and appointed Mr. Gary Fischetti as an independent Class III director. On March 6, 2024, Caligan nominated two directors for election to our board of directors at our 2024 annual meeting of stockholders. If Caligan solicits proxies for its candidates or proceeds with other similar types of actions, our business could be adversely affected. Responding to such actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we have retained the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which negatively impact our financial results and we may be required to retain additional services in the future, which could have a further negative impact on our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We rely on information technology and data to operate our business and develop, market, and deliver our products to our customers. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, manufacturing equipment and processes, lab equipment, software, and our critical data including confidential, personal, proprietary, financial and sensitive data. Accordingly, we maintain certain risk assessment processes intended to identify risks from cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business.

We use a layered approach designed to mitigate the constantly evolving risks from cybersecurity threats by investing in people, processes, and cybersecurity technologies. Our approach is informed by recognized industry standards and frameworks, and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and the Center for Internet Security, or CIS, critical security controls.

Our cybersecurity risk management program leverages trusted technology partners and solutions in an effort to identify and track key cybersecurity risks. This program includes period security assessments conducted in collaboration with our key stakeholders, penetration testing and vulnerability assessments, and a mandatory cybersecurity training program for employees. To manage cybersecurity incidents, our global security operations team maintains a cybersecurity incident response plan, conducts readiness exercises, and takes steps to improve the program, as appropriate, to manage the changing threats faced in our industry.

As part of our cybersecurity risk management program, we take a risk-based approach to the evaluation of third-party vendors. We apply mitigations and processes based on our evaluation of the criticality of the vendor and the sensitivity of the data the vendor accesses. Our current vendor evaluation procedures include, as appropriate, an assessment prior to onboarding and implementation of cybersecurity-specific contract provisions. We are in the process of expanding and maturing these vendor risk management procedures.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Risks from cybersecurity threats have, to date, not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition; however, from time to time, we have experienced threats and security incidents relating to our and our third party vendors’ information systems. For additional information, please see the section captioned “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Vice President of Information Technology, or VP of IT, is responsible for the direction of our information technology organization. Our VP of IT has over twenty-five years of cybersecurity and incident management experience. Our VP of IT is supported by a third-party virtual chief information security officer, or vCISO, who also has over twenty-five years of cybersecurity experience. Our VP of IT, supported by our vCISO, assesses our cybersecurity risks through regular meetings with our IT team, and escalates cybersecurity matters as needed to management.

The role of the Board of Directors in our risk oversight process includes receiving reports from management and the chairs of Board committees on areas of material risk to our Company, including cybersecurity risks. The Board has delegated primary responsibility to the Audit Committee to review these matters. As established in the Audit Committee Charter, the Audit Committee oversees cybersecurity risks by reviewing reports, summaries and presentations on data management and security initiatives and significant existing and emerging cybersecurity risks. This includes material cybersecurity incidents, the impact to us and our stakeholders of any significant cybersecurity incident, and any disclosure obligations arising from any such incidents. Our VP of IT presents on risks from cybersecurity threats to the Audit Committee at least annually and to the full Board, as necessary.

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

See Note 8, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our specific leaseholds.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock has traded on the NASDAQ Global Select Market since November 25, 1997, under the symbol “ANIK.” At December 31, 2023, the closing price per share of our common stock was $22.66 as reported on the NASDAQ Global Select Market, and there were 110 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater, due to shares being held by intermediaries.

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

Performance Graph

Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on December 31, 2018, in our common stock and each of the indices. Past performance is not indicative of future results.

	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23
Anika Therapeutics, Inc.	$100.00	$154.27	$134.66	$106.61	$88.07	$67.42
NASDAQ Composite Index	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
NASDAQ Biotechnology Index	$100.00	$124.41	$156.36	$155.37	$138.42	$143.60

Issuer Purchases of Equity Securities

In April 2023, we agreed to establish a share repurchase program for an aggregate purchase price of $20.0 million. Of the $20.0 million, the first $5.0 million was to be effected through an accelerated stock repurchase program, the second $5.0 million was to be purchased in the open market and the remaining $10.0 million was to be purchased in the open market subject to positive cash flow. On May 12, 2023, we entered into an accelerated share repurchase agreement with Bank of America, N.A., or Bank of America, pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction, or ASR Agreement, to purchase $5.0 million of shares of its common stock. During the second quarter of 2023, 158,983 shares were delivered to us, constituting the initial delivery of shares and representing 80% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. In July 2023, we received the remaining 29,046 additional shares at a final settlement price based on the average purchase price of $26.59 per share.

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

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including OA pain management, regenerative solutions, sports medicine and Arthrosurface joint solutions.

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

In early 2020, we expanded our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, a sports medicine and instrumentation solutions provider, and Arthrosurface, Inc., a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions augmented our HA-based OA pain management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

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

●	Utilizing HA-based technology and manufacturing expertise to provide new and differentiated solutions for the growing joint preservation and regenerative medicine markets;

●	Introducing key HA-based products into the US market upon FDA approval/clearance, such as Cingal, Hyalofast and the Integrity Implant System, our arthroscopic patch system for rotator cuff repair;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Prioritized investment in differentiated pipeline of regenerative solutions, bone preserving implants and sports medicine products;

●

Global commercial expertise which we will leverage to drive growth across our product portfolio, including an intentional site of care focus on ambulatory surgical centers in the United States and continued international expansion;

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

●	Energized and experienced team focused on strong values, talent, and culture.

For additional information regarding our business, please refer to “Item 1. Business” of this Annual Report on Form 10-K.

Key Developments during the Year Ended December 31, 2023

●	Strengthening Leadership Position in OA Pain Management
o

Achieved record annual revenues of $101.9 million in OA Pain Management with single-injection Monovisc, multi-injection Orthovisc and Cingal outside the U.S.; Increasing leading U.S. market share position.

o	Cingal, Anika’s next generation non-opioid single-injection HA-based osteoarthritis pain product, continued strong double-digit growth outside the U.S.
o

Awaiting FDA feedback on proposed non-clinical next steps regarding Cingal U.S. regulatory approval following a Type C meeting with the FDA in early 2023 and success in meeting its latest Phase III Pivotal primary endpoint in 2022.

●	Advancing a Highly Differentiated Portfolio of HA-Based Regenerative Solutions
o

Successfully completed over 100 cases with the Integrity Implant System, Anika’s HA-based regenerative rotator cuff patch system, following the limited market release in late November 2023; on-track for full market release in mid-2024.

o	Fully enrolled Hyalofast, Anika’s HA off-the-shelf single-stage cartilage repair product, Phase III clinical trial; modular PMA submission with break-through device designation commencing in 2024; final PMA module filing expected in 2025 with product launching by 2026.

●	Launched Key Products in Sports Medicine and Arthrosurface Joint Solutions
o	X-Twist Biocomposite Fixation System launched in the first quarter of 2024, compliments the PEEK version launched in early 2023.
o	RevoMotion Reverse Shoulder Arthroplasty System full market release in September 2023.

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA-based OA Pain Management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, next-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief,  through at least six months.  It is currently sold outside the United States in over 35 countries.  In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is currently not approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our new arthroscopic regenerative patch system for rotator cuff repair and other tendon procedures, Tactoset products, and Hyalofast outside of the United States in over 30 countries; (b) our line of sports medicine solutions used to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease; and (c) our Arthrosurface portfolio of bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease.

Non-Orthopedic

Our Non-Orthopedic product family consists of legacy HA-based products that are marketed principally for non-orthopedic applications, including our adhesion barrier product, advanced wound care products, our ear, nose and throat products, and our ophthalmic products. Non-Orthopedic also includes Hyvisc, our high molecular weight injectable HA veterinary product approved for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA. Hyvisc was previously reported in the OA Pain Management product family but has been reclassified to the Non-Orthopedic product family beginning in 2023.

For additional information with respect to our products, including information related to how they are sold and new product development initiatives, please see the sections captioned “Products,” “Sales Channels,” and “Research and Development” contained within “Part I. Item I. Business” of this Annual Report on Form 10-K.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Statement of Operations Detail

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$166,662	$156,236	$10,426	7%
Cost of revenue	63,574	62,660	914	1%
Gross profit	103,088	93,576	9,512	10%
Gross margin	62%	60%
Operating expenses:
Research & development	32,690	28,182	4,508	16%
Selling, general & administrative	95,847	84,794	11,053	13%
Impairment of intangible assets	62,190	-	62,190	-
Total operating expenses	190,727	112,976	77,751	69%
Loss from operations	(87,639)	(19,400)	(68,239)	352%
Interest and other expense, net	2,312	654	1,658	254%
Loss before income taxes	(85,327)	(18,746)	(66,581)	355%
Benefit from income taxes	(2,660)	(3,887)	1,227	(32%)
Net loss	$(82,667)	$(14,859)	$(67,808)	456%

Revenue

The following table presents revenue by product family for fiscal years 2023 and 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change

OA Pain Management	$101,927	$91,984	$9,943	11%
Joint Preservation and Restoration	54,879	50,402	4,477	9%
Non-Orthopedic	9,856	13,850	(3,994)	(29%)
	$166,662	$156,236	$10,426	7%

Revenue for the year ended December 31, 2023 was $166.7 million, an increase of $10.5 million, or 7%, compared to the prior year. The increase in revenue was driven by growing global commercial adoption of our products as well as our introduction of new products in recent years.

Revenue from our OA Pain Management product family increased 11% for the year ended December 31, 2023, as compared to prior year, due to a global sales growth of our Monovisc single injection pain product and favorable ordering patterns, as well as continued double-digit international growth of our Cingal next generation non-opioid single injection pain product.

Revenue from our Joint Preservation and Restoration product family increased 9% for the year ended December 31, 2023, as compared to prior year, due to commercial adoption of our newest products, such as X-Twist, and higher international sales.

Revenue from our Non-Orthopedic product family decreased 29% for the year ended December 31, 2023, as compared to prior year, primarily due to lower sales to veterinary customers due to timing of ordering patterns and lower sales following last-time-buys in 2022 associated with termination of certain legacy distributor contracts.

Effective January 1, 2023, we began to report revenue from product sales to veterinary customers within the Non-Orthopedic product family whereas such revenue had historically been reported within the OA Pain Management revenue product family for the prior period year ended December 31, 2022. Revenue from product sales to veterinary customers amounted to $4.2 million and $5.9 million for 2023 and 2022, respectively, with the 2022 revenue reclassified to Non-Orthopedic to conform to current presentation.

Gross Profit and Margin

Gross profit for the year ended December 31, 2023 was $103.1 million, or gross margin of 62%, as compared with $93.6 million, or gross margin of 60%, for the year ended December 31, 2022. The increase in gross profit for the year ended December 31, 2023, primarily resulted from higher revenue growth, improved manufacturing efficiency and lower product rationalization charges. This increase was partially offset by higher costs due to inflationary pressures for raw materials and freight charges.

Research and Development

Research and development expenses for the year ended December 31, 2023 were $32.7 million, an increase of $4.5 million, or 16%, as compared to the prior year, primarily due to increased costs to ensure compliance with growing regulatory requirements globally, such as EU MDR, as well as new product development associated with our research and development pipeline, led by Integrity, which received FDA clearance in August 2023 and was launched with first surgeries in rotator cuff repair and other tendon procedures in November 2023.

For additional information on our research and development activities, please see the section captioned “Part I. Item 1. Business—Research and Development” in this Annual Report on Form 10-K.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses for the year ended December 31, 2023 were $95.9 million, an increase of $11.0 million, or 13%, as compared to the prior year. The increase in SG&A expenses for the year ended December 31, 2023 was primarily due to $13.0 million of non-recurring costs related to the Parcus Medical unitholder arbitration settlement, shareholder activism, discontinuation of a software development project and other non-recurring corporate costs. During the year, spending increased as we continued to expand our commercial capability in the United States, including increased marketing, medical education and other operational capabilities to support our business growth, as well as due to increased commissions resulting from sales growth.

Impairment of Intangible Assets

We assess our long-lived assets for impairment under certain circumstances, such as when events or changes in circumstances indicate there may be impairment. During the fourth quarter of 2023, we performed a quantitative assessment of intangible assets impairment related to the Parcus Medical and Arthrosurface reporting unit. The results of these impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash impairment of intangible assets charge of $62.2 million was recorded in the quarter ended December 31, 2023. The decline in fair value was primarily due to lower growth expectations for future revenue and related cash flows related the Parcus Medical and Arthrosurface reporting unit.

Income Taxes

The benefit from income taxes was $2.7 million for the year ended December 31, 2023, resulting in an effective tax rate of 3.1%. The benefit from income taxes was $3.9 million for the year ended December 31, 2022, resulting in an effective tax rate of 20.7%. The decrease in our effective rate for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to a valuation allowance being recorded on U.S. deferred tax assets in 2023 offset somewhat by non-deductible stock-based compensation.

Net Loss

For the year ended December 31, 2023, the net loss was $82.7 million, or $5.64 per basic and diluted loss per share, compared to a net loss of $14.9 million, or $1.02 per basic and diluted share, for the prior year. The $67.8 million increase in the net loss was due to the $62.2 million pre-tax impairment charge on intangible assets recorded in the fourth quarter of 2023 and $13.0 million in pre-tax expenses associated with other non-recurring costs earlier in 2023.

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

The following is a reconciliation of adjusted gross profit to gross profit for the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
	2023	2022
Gross profit	$103,088	$93,576
Product rationalization charges	748	3,199
Acquisition related intangible asset amortization	6,244	6,240
Adjusted gross profit	$110,080	$103,015
Adjusted gross margin	66%	66%

Adjusted gross profit for the year ended December 31, 2023 increased $7.1 million to $110.1 million representing 66% of revenue. Adjusted gross profit for the year ended December 31, 2022 was $103.0 million, or 66% of revenue. The increase in adjusted gross profit for the year ended December 31, 2023 as compared to 2022, primarily resulted from the growth of revenue. There was no change in adjusted gross margin for the year ended December 31, 2023 as compared to 2022, as the benefits of higher revenue and related production volumes were offset by increased supply chain costs due to inflationary pressures and a higher proportion of international sales in which product margins are generally lower.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net loss excluding interest and other income, net, income tax benefit, depreciation and amortization, stock-based compensation, product rationalization charges, and other non-recurring expenses.

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

•	we exclude certain impairment charges, including impairment related to intangible assets, certain product rationalization charges;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;’

•	we exclude certain other non-recurring costs, such as the arbitration settlement with Parcus Medical, costs associated with shareholder activism, and discontinuation of a software project;

•

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of adjusted EBITDA to net loss for the years ended December 31, 2023 and 2022 respectively:

	Years Ended December 31,
	2023	2022
Net loss	$(82,667)	$(14,859)
Interest and other expense, net	(2,312)	(654)
Benefit from income taxes	(2,660)	(3,887)
Depreciation and amortization	7,069	7,340
Stock-based compensation	15,243	14,315
Product rationalization charges	748	3,199
Arbitration settlement	3,250	-
Acquisition related intangible asset amortization	7,148	7,147
Impairment of intangible assets	62,190	-
Discontinuation of software development project	4,473	-
Costs of shareholder activism	3,033	-
Adjusted EBITDA	$15,515	$12,601

Adjusted EBITDA for year ended December 31, 2023 was $15.5 million, an increase of $2.9 million as compared to 2022. The increase in adjusted EBITDA was primarily due to an increase in revenue and adjusted gross profit as well as a slower ramp up of commercial spending in 2023 and overall spending control.

Adjusted Net Loss and Adjusted EPS

We present information below with respect to adjusted net loss and adjusted EPS. We define adjusted net loss as our net loss excluding amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue, changes in the fair value of contingent consideration, as well as certain impairment charges, including impairment related to IPR&D assets and non-cash product rationalization charges, each on a tax effected basis. Acquisition-related expenses are those that we would not have incurred except as a direct result of acquisition transactions. The amortized assets contribute to revenue generation and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development, or IPR&D, developed technology, customer relationships and acquired trade names. We define adjusted EPS as U.S. GAAP diluted earnings per share excluding the above adjustments to net loss used in calculating adjusted net loss, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income to net loss for the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
	2023	2022
Net loss	$(82,667)	$(14,859)
Product rationalization charges, tax effected	725	2,410
Arbitration settlement, tax effected	3,148	-
Acquisition related intangible asset amortization, tax effected	6,926	5,386
Impairment of intangible assets, tax effected	60,250	-
Discontinuation of software development project, tax effected	4,333	-
Costs of shareholder activism, tax effected	2,938	-
Adjusted net loss	$(4,347)	$(7,063)

The following is a reconciliation of adjusted diluted loss per share to diluted loss per share for the years ended December 31, 2023 and 2022, respectively (in thousands, expect per share data):

	Years Ended December 31,
	2023	2022
Diluted loss per share	$(5.64)	$(1.02)
Product rationalization charges, tax effected	0.05	0.17
Arbitration settlement, tax effected	0.21	-
Acquisition related intangible asset amortization, tax effected	0.47	0.36
Impairment of intangible assets, tax effected	4.11	-
Discontinuation of software development project, tax effected	0.30	-
Costs of shareholder activism, tax effected	0.20	-
Adjusted diluted loss per share	$(0.30)	$(0.49)

Adjusted net loss in 2023 was $4.3 million, a decrease of $2.7 million as compared to 2022. The decrease in adjusted net loss and adjusted diluted loss per share for the period was primarily due to higher revenues and improved operating performance during the year.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Statement of Operations Detail

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$156,236	$147,794	$8,442	6%
Cost of revenue	62,660	64,851	(2,191)	(3%)
Gross profit	93,576	82,943	10,633	13%
Gross margin	60%	56%
Operating expenses:
Research & development	28,182	27,327	855	3%
Selling, general & administrative	84,794	74,096	10,698	14%
Change in fair value of contingent consideration	-	(21,095)	21,095	(100%)
Total operating expenses	112,976	80,328	32,648	41%
(Loss) income from operations	(19,400)	2,615	(22,015)	(842%)
Interest and other expense, net	654	(188)	842	(448%)
(Loss) income before income taxes	(18,746)	2,427	(21,173)	(872%)
Benefit from income taxes	(3,887)	(1,707)	(2,180)	128%
Net (loss) income	$(14,859)	$4,134	$(18,993)	(459%)

Revenue

The following table presents product revenue by product family for fiscal years 2022 and 2021 (dollars in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change

OA Pain Management	$91,984	$85,084	$6,900	8%
Joint Preservation and Restoration	50,402	48,588	1,814	4%
Non-Orthopedic	13,850	14,122	(272)	(2%)
	$156,236	$147,794	$8,442	6%

Revenue for the year ended December 31, 2022 was $156.2 million, an increase of $8.4 million, or 6%, compared to the prior year. The increase in revenue was driven by recovery outside the U.S. from the initial impact of the COVID-19 pandemic on sales volumes and related strategic partner ordering patterns, as well as from growing global commercial adoption of our products.

Revenue from our OA Pain Management product family increased 8% for the year ended December 31, 2022, as compared to prior year, due primarily to higher international sales on recovery from the initial impact of the COVID-19 pandemic, favorable ordering patterns and growth in adoption of our products globally. The increase was also a result of growth in Mitek revenues as well as higher veterinary sales on favorable order patterns and COVID-19 recovery.

Revenue from our Joint Preservation and Restoration product family increased 4% for the year ended December 31, 2022, as compared to prior year, due to improving elective procedure volumes and rapidly growing commercial adoption of our newest products.

Revenue from our Non-Orthopedic product family decreased 2% for the year ended December 31, 2022, as compared to prior year, primarily due to timing of distributor sales as well as last-time purchases of legacy products during 2021.

Effective January 1, 2023, we began to report revenue from product sales to veterinary customers within the Non-Orthopedic product family whereas such revenue had historically been reported within the OA Pain Management revenue product family for the prior period years ended December 31, 2022 and 2021. Revenue from product sales to veterinary customers amounted to $5.9 million and $4.4 million for 2022 and 2021, respectively, with the 2022 and 2021 revenue reclassified to Non-Orthopedic to conform to current presentation.

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

Concentration of Risk

We have historically derived the majority of our revenue from a small number of customers, most of whom resell our products to end-users and are significantly larger companies than us. For the year ended December 31, 2023, Mitek accounted for 45% of revenue, as compared to 43% in prior year. While we believe that our expanded commercial infrastructure has been and will continue to diversify our revenue base, we expect to continue to be dependent on a small number of large customers, especially Mitek, for a sizeable portion of our revenues in the near-term future. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect could materially impact our business.

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

See Note 12, Revenue and Geographic Information; Geographic Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding significant customers.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $72.9 million and $86.3 million, and working capital totaled $132.2 million and $141.6 million, at December 31, 2023 and 2022, respectively.

We entered into a Third Amendment to Credit Agreement, on November 12, 2021, with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 and provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of December 31, 2023, and 2022, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash provided by (used in)
Operating activities	$(1,788)	$4,409	$8,397
Investing activities	(5,427)	(7,486)	(3,118)
Financing activities	(6,324)	(4,852)	(6,779)
Effect of exchange rate changes on cash	79	(130)	69
Net decrease in cash and cash equivalents	$(13,460)	$(8,059)	$(1,431)

The following changes contributed to the net change in cash and cash equivalents from 2022 to 2023.

Operating Activities

Cash (used in) provided by operating activities was $(1.8) million, $4.4 million and $8.4 million for 2023, 2022 and 2021, respectively. The change in 2023 was primarily attributable to non-recurring expenses for the Parcus arbitration settlement and shareholder activism costs and an increase in inventories, primarily related to new product launches, partially offset by an increase in product sales.

For the foreseeable future, we expect to continue to invest in research and development for new products and clinical trials to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $5.4 million, $7.5 million and $3.1 million for 2023, 2022 and 2021, respectively. Most of the spend on investing activities was for capital investments in manufacturing operations to support growing product demand and instruments to support clinical cases. The change in 2023 was due to lower spending on software implementation.

Financing Activities

Cash used in financing activities was $6.3 million, $4.9 million and $6.8 million for 2023, 2022 and 2021, respectively. The change in 2023 was primarily due to $5.0 million used to fund an accelerated stock repurchase program completed during 2023.

For a discussion of our liquidity and capital resources as of December 31, 2022, and our cash flow activities for the fiscal year ended December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, which is incorporated by reference in this Report.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our non-cancelable operating leases, purchase commitments, and contractual obligations related to future periods which are not reflected in our consolidated balance sheet at December 31, 2023. Purchase commitments relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Leases	$36,983	$3,131	$5,979	$4,972	$22,901
Year Ended December 31, 2023	$36,983	$3,131	$5,979	$4,972	$22,901

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

For commercial partnership sales, we sell our products directly to these partners, who perform most of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of product. Our largest such customer, Mitek, represented 45% of total revenues for the year ended December 31, 2023. We recognize revenue from product sales when the customer obtains control of our product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. As we considered the license to be the predominant item to which the royalties relate for these agreements, sales-based royalties and milestones are only recognized when the later of the underlying sale occurs or the performance obligation to which some or all of the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that our licensees complete their product sales in their territory, for which we are contractually entitled to a percentage-based royalty. We record royalty revenues based on estimated net sales of licensed products as reported to us by our commercial partners. The differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenues in our consolidated statement of operations.

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

Some of our distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material right is recognized when the additional goods are transferred to the customer or when the option expires. During 2023, the consideration allocated to material rights was not significant.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. There was no deferred revenue as of December 31, 2023 and 2022, respectively.

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

We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or more frequently if we believe indicators of impairment exist. We have two reporting units: the legacy Anika reporting unit and a reporting unit established in 2020 upon the acquisitions of Parcus Medical and Arthrosurface. The remaining goodwill as of December 31, 2023 pertains to the legacy Anika reporting unit, as the goodwill with respect to the Parcus Medical and Arthrosurface reporting unit was fully impaired in 2020.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We used the quantitative method in 2023, we considered several factors, including the following:

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

Significant assumptions utilized in the impairment analysis included valuation multiple with respect to revenue and weighted-average cost of capital. Based on sensitivity analysis performed on key assumptions at November 30, 2023, a 10% decrease in valuation multiples or a 10% increase in the weighted average cost of capital assumption would not have resulted in a fair value below the reporting unit’s carrying value. Accordingly, we determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2023.

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. Our intangible assets are comprised of purchased developed technologies, patents, trade names, customer relationships and distributor relationships. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately five to sixteen years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During the year ended December 31, 2023, the Company determined that certain of its intangible assets related to its Arthrosurface and Parcus reporting unit were impaired mainly due to slower than expected revenue growth from product sales that have impacted cash flows with this reporting unit.  As a result, we recorded a $62.2 million charge to intangible assets related to its Arthrosurface and Parcus reporting units during the year ended December 31, 2023.

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

Foreign Currency Exchange Risk

Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately $12.8 million of our revenue was denominated in foreign currencies (primarily the Euro and UK pound sterling) for the year ended December 31, 2023. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash, accounts payable, and accounts receivable denominated in non-functional currencies. We also utilize clinical vendors that are located in various countries outside of the United States and invoice us in their local currency and we have one major supplier contract denominated in a foreign currency. We do not engage in foreign currency hedging arrangements for these transactions, and, consequently, foreign currency fluctuations may adversely affect our earnings. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuations related to our international subsidiaries on our financial statements were insignificant in 2023. We recognize foreign currency gains or losses arising from our operations in the period incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anika Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Reserve for Excess and Obsolete Inventories — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary, based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, the inventory reserve write-offs are considered permanent adjustments to the carrying value of inventory. As of December 31, 2023, the Company has total inventories of $64.6 million, net of excess quantities and obsolescence reserves.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for excess quantities and obsolete inventory including management’s estimate of expected demand, included the following, among others:

●	We tested the effectiveness of controls over the estimation of reserve for excess quantities and obsolete inventory.
●	We evaluated the reasonableness of the Company's excess and obsolete inventory policy, considering historical experience and the underlying assumptions.
●	We tested the calculation of the excess and obsolescence reserve pursuant to the Company's policy, on a sample basis, including the completeness and accuracy of the data used in the calculation.
●	We performed procedures to evaluate management’s ability to accurately forecast by comparing the historical expiring inventory estimates to subsequent inventory destructions and expirations.
●

We performed a retrospective review by comparing management’s prior year projections of future demand by product, with actual product sales in the current year to identify potential bias in the inventory reserve.

●

We made inquiries of senior financial and operating management to determine whether any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the excess and obsolescence reserve recorded.

●

We considered the existence of contradictory evidence based on consideration of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as any changes within the business.

Fair Value of Intangible Assets within the Arthrosurface and Parcus Asset Groups — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company has amortizing definite lived intangible assets consisting of the developed technology, tradenames, and customer relationships, which arose from the prior acquisitions for Parcus Medical and Arthrosurface. The Company's evaluation of the intangible assets for impairment involves the comparison of the fair value to the recorded carrying value. Management estimated the fair value of these intangible assets upon identification of impairment indicators, using the income approach method of valuation, including a combination of the distributor method for the customer relationships asset and the relief of royalty method for each of the developed technology and tradename assets. The determination of fair value requires management to make significant estimates and assumptions related to forecasted revenues, including growth rates, the royalty rate, and the discount rate used to estimate the fair value of the intangible assets. Changes in these assumptions could have a significant impact on the fair value of the intangible assets and the amount of any impairment charge. As of December 31, 2023, the carrying value of each of the developed technology, customer relationships, and tradename assets were $2.0 million, $0.4 million, and $0.6 million, respectively. During the year ended December 31, 2023, the Company recognized an impairment charge of $62.2 million related to these intangible assets, since their fair values were lower than the carrying values.

We identified the valuation of these intangible assets as a critical audit matter because of the significant judgments and assumptions management makes in estimating the fair value of these intangible assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasted revenues, the selection of the royalty rate and the selection of the discount rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted revenues, the selected royalty rate, and the selected discount rate utilized in estimating the fair value of the intangible assets included the following, among others:

●

We tested the effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value of the intangible assets, such as controls related to management’s forecasts of future revenue, and the selection of the royalty rate and the discount rate.

●	We evaluated management’s ability to accurately forecast revenues by comparing actual revenues to management’s historical forecasts.
●	We evaluated the reasonableness of management’s forecasts by comparing forecasted revenues to:
o	The Company’s business strategies and growth plans including consideration of the effects of new products;
o	Historical results and trends; and
o	Industry reports.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and management’s assumptions including the royalty rate and the discount rate by:
o	Testing the source information underlying the determination of the royalty rate, the discount rate, and the mathematical accuracy of the calculations.
o	Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2024

We have served as the Company’s auditor since 2017.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$72,867	$86,327
Accounts receivable, net	35,961	34,627
Inventories	46,386	39,765
Prepaid expenses and other current assets	8,095	8,828
Total current assets	163,309	169,547
Property and equipment, net	46,198	48,279
Right-of-use assets	28,767	30,696
Other long-term assets	18,672	17,219
Deferred tax assets	1,489	1,449
Intangible assets, net	4,626	74,599
Goodwill	7,571	7,339
Total assets	$270,632	$349,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,860	$9,074
Accrued expenses and other current liabilities	21,199	18,840
Total current liabilities	31,059	27,914
Other long-term liabilities	404	398
Deferred tax liability	-	6,436
Lease liabilities	26,904	28,817
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock, $.01 par value; 90,000 shares authorized, 14,848 issued and 14,660 outstanding and 14,625 shares issued and outstanding at December 31, 2023 and 2022, respectively	147	146
Additional paid-in-capital	90,009	81,141
Accumulated other comprehensive loss	(5,943)	(6,443)
Retained earnings	128,052	210,719
Total stockholders’ equity	212,265	285,563
Total liabilities and stockholders’ equity	$270,632	$349,128

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue	$166,662	$156,236	$147,794
Cost of revenue	63,574	62,660	64,851
Gross profit	103,088	93,576	82,943

Operating expenses:
Research & development	32,690	28,182	27,327
Selling, general & administrative	95,847	84,794	74,096
Impairment of intangible assets	62,190	-	-
Change in fair value of contingent consideration	-	-	(21,095)
Total operating expenses	190,727	112,976	80,328
(Loss) income from operations	(87,639)	(19,400)	2,615
Interest and other income (expense), net	2,312	654	(188)
(Loss) income before income taxes	(85,327)	(18,746)	2,427
Benefit from for income taxes	(2,660)	(3,887)	(1,707)
Net (loss) income	$(82,667)	$(14,859)	$4,134

Net income (loss) per share:
Basic	$(5.64)	$(1.02)	$0.29
Diluted	$(5.64)	$(1.02)	$0.28

Weighted average common shares outstanding:
Basic	14,656	14,561	14,401
Diluted	14,656	14,561	14,634

Net (loss) income	$(82,667)	$(14,859)	$4,134
Foreign currency translation adjustment	500	(725)	(1,176)
Comprehensive (loss) income	$(82,167)	$(15,584)	$2,958

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, December 31, 2020	14,329	$143	$55,355	$221,444	$(4,542)	$272,400
Issuance of common stock for equity awards	32	-	1,128	-	-	1,128
Vesting of restricted stock units	92	1	(1)	-	-	-
Stock-based compensation expense	-	-	11,085	-	-	11,085
Retirement of common stock for minimum tax withholdings	(12)	-	(486)	-	-	(486)
Net income	-	-	-	4,134	-	4,134
Other comprehensive loss	-	-	-	-	(1,176)	(1,176)
Balance, December 31, 2021	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	-	-	16	-	-	16
Vesting of restricted stock units	184	2	(2)	-	-	-
Issuance of common stock from employee purchase plan	35	-	665	-	-	665
Stock-based compensation expense	-	-	14,315	-	-	14,315
Retirement of common stock for minimum tax withholdings	(35)	-	(934)	-	-	(934)
Net loss	-	-	-	(14,859)	-	(14,859)
Other comprehensive loss	-	-	-	-	(725)	(725)
Balance, December 31, 2022	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	2	-	23	-	-	23
Vesting of restricted stock units	262	3	(3)	-	-	-
Issuance of common stock from employee purchase plan	41	-	805	-	-	805
Stock-based compensation expense	-	-	15,243	-	-	15,243
Repurchase of common stock	(188)	(2)	(5,048)	-	-	(5,050)
Retirement of common stock for minimum tax withholdings	(82)	-	(2,152)	-	-	(2,152)
Net loss	-	-	-	(82,667)	-	(82,667)
Other comprehensive income	-	-	-	-	500	500
Balance, December 31, 2023	14,660	$147	$90,009	$128,052	$(5,943)	$212,265

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(82,667)	$(14,859)	$4,134
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,434	6,704	6,480
Amortization of acquisition related intangible assets	7,783	7,783	7,837
Amortization of acquisition related inventory step-up	-	-	6,465
Non-cash operating lease cost	2,231	1,850	1,708
Change in fair value of contingent consideration	-	-	(21,095)
Loss on disposal of fixed assets	1,917	-	993
Loss on impairment of intangible assets	62,190	-	600
Stock-based compensation expense	15,243	14,315	11,085
Deferred income taxes	(6,327)	(5,270)	(1,766)
Provision for doubtful accounts	190	378	64
Provision for inventory	3,341	5,329	6,628
Other	-	-	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,305)	(5,630)	(6,216)
Inventories	(11,396)	(6,873)	(6,619)
Prepaid expenses, other current and long-term assets	560	(792)	1,424
Accounts payable	(11)	1,965	(1,100)
Operating lease liabilities	(2,149)	(1,485)	(1,626)
Accrued expenses, other current and long-term liabilities	1,648	(443)	3,510
Income taxes	530	1,437	(1,311)
Payments of contingent consideration	-	-	(2,780)
Net cash (used in) provided by operating activities	(1,788)	4,409	8,397

Cash flows from investing activities:
Acquisition of Parcus Medical and Arthrosurface, net of cash acquired	-	-	(476)
Proceeds from maturities of investments	-	-	2,501
Purchases of property and equipment	(5,427)	(7,486)	(5,143)
Net cash used in investing activities	(5,427)	(7,486)	(3,118)

Cash flows from financing activities:
Payments made on finance leases	-	(284)	(201)
Repurchases of common stock	(5,000)	-	-
Proceeds from employee stock purchase program	805	665	-
Cash paid for tax withheld on vested restricted stock awards	(2,152)	(934)	(486)
Proceeds from exercises of equity awards	23	16	1,128
Payments of contingent consideration	-	(4,315)	(7,220)
Net cash used in financing activities	(6,324)	(4,852)	(6,779)

Exchange rate impact on cash	79	(130)	69

Decrease in cash and cash equivalents	(13,460)	(8,059)	(1,431)
Cash and cash equivalents at beginning of period	86,327	94,386	95,817
Cash and cash equivalents at end of period	$72,867	$86,327	$94,386
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,117	$106	$1,233
Right-of-use assets obtained in exchange for operating lease liabilities	$268	$11,703	$220
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$815	$108	$15

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

Foreign Currency Translation

The functional currency of Anika S.r.l. is the Euro and the functional currency of Anika Therapeutics Limited is the British Pound Sterling. Assets and liabilities of the foreign subsidiaries are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for the period. The translation adjustments resulting from this process are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) which resulted in a gain (loss) from foreign currency translation of $0.5 million, ($0.7) million, and ($1.2) million for the years ended December 31, 2023, 2022, and 2021, respectively.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations. The Company recognized a gain (loss) from foreign currency transactions of ($0.1) million, ($0.5) million, and ($0.4) million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

The components of the Company’s accounts receivables are as follows:

	As of December 31,
	2023	2022
Accounts Receivable	$37,580	$36,235
Less: Allowance for credit losses	1,619	1,608
Net balance, end of the year	$35,961	$34,627

A summary of activity in the allowance for credit losses is as follows:

	As of December 31,
	2023	2022	2021
Balance, beginning of the year	$1,608	$1,442	$1,523
Amounts provided	508	554	156
Amounts recovered	(318)	(180)	(92)
Amounts written off	(153)	(158)	(73)
Translation adjustments	(26)	(50)	(72)
Balance, end of the year	$1,619	$1,608	$1,442

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

For commercial partnership sales, the Company sells its products directly to these partners, who perform most of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of product. The Company’s largest such customer, DePuy Synthes Mitek Sports Medicine, a division of DePuy Orthopedics, Inc., part of the Johnson & Johnson Medical Companies (“Mitek”), represented 45%, 43% and 45% of total revenues for the years-ended December 31, 2023, 2022 and 2021 respectively. The Company completed the performance obligations related to granted licenses and development services under the agreements with Mitek prior to 2016 and has no remaining material performance obligations. The Company recognizes revenue from product sales when the customer obtains control of the Company’s product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. As the Company considered the license to be the predominant item to which the royalties relate for these agreements, sales-based royalties and milestones are only recognized when the later of the underlying sale occurs or the performance obligation to which the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that the Company’s licensees complete their product sales in their territory, for which the Company is contractually entitled to a percentage-based royalty. The Company records royalty revenues based on estimated net sales of licensed products as reported to the Company by its commercial partners. The differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenue in the consolidated statement of operations. The Company’s certain supply agreements represent a promise to deliver products at the customer’s discretion that are considered distributor options. The Company assesses if these options provide a material right to the licensee, and if so, they are accounted for as separate performance obligations. Substantially all of the Company’s supply agreements do not provide options that are considered material rights.

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

For distributor sales, the Company sells its products principally to distributors, generally outside the United States, who subsequently resell the products to sub-distributors and health care providers, among others. The Company recognizes revenue from product sales when the distributor obtains control of the Company’s product, which typically occurs upon shipment to the distributor, in return for agreed-upon, fixed-price consideration. Performance obligations are generally settled quickly after purchase order acceptance; therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally insignificant. The Company sells to a diversified base of international distributors and, therefore, believes there is no material concentration of credit risk.

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

Some of the Company’s distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material right is recognized when the additional goods are transferred to the customer or when the option expires. During 2023, 2022 and 2021, the consideration allocated to material rights was not significant.

The Company receives payments from its customers based on billing schedules established in each contract. Any up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when its right to consideration is unconditional. The Company had no deferred revenue as of December 31, 2023 and 2022, respectively.

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

Investments

The Company may invest its excess cash in investments, which are classified as available-for-sale. Investments are recognized on a recurring basis at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company had no investments as of December 31, 2023 or December 31, 2022.

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

During the years ended  December 31, 2023, 2022 and 2021, the Company did not record any impairment charges on its available-for-sale securities because it is not more likely than not that the Company will be required to sell these securities before the recovery of their cost basis.

Concentration of Credit Risk

The Company has no significant off-balance sheet risks related to foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company’s cash equivalents and investments are held with three major financial institutions.

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of December 31, 2023 and 2022, Mitek represented 46% and 47%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period.

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

Goodwill and IPR&D are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has two reporting units: the legacy Anika reporting unit, which specializes in therapies based on its hyaluronic acid, or HA, technology platform, and a reporting unit established in 2020 upon the acquisitions of Parcus Medical and Arthrosurface. Factors that the Company considers important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

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

The Company performed a quantitative annual assessment for impairment of the remaining goodwill with respect to legacy Anika reporting unit as of November 30, 2023, including consideration of (i) general macroeconomic factors, (ii) industry and market conditions, and (iii) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. Accordingly, the Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2023.

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

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. The Company’s intangible assets are comprised of purchased developed technologies, patents, trade names, customer relationships and distributor relationships. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately five to sixteen years. The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During the year ended December 31, 2023, the Company determined that certain of its intangible assets related to its Arthrosurface and Parcus reporting unit were impaired.  Please see Note 6 – Acquired Intangible Assets, net for further details.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value are:

•

Level 1 – Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

•

Level 2 – Valuation is based upon inputs other than quoted prices, for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are directly observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions market participants would use in pricing the instrument.

The Company’s financial assets have been classified as Level 1. The Company’s financial assets (which include cash equivalents and investments) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services. The Company’s financial liabilities have been classified as Level 3.

Non-Recurring Fair Value Measurement

In measuring the impairment of intangible assets, the fair value of the Company's developed technology, customer relationship and tradename definite lived intangible assets within the Parcus and Arthrosurface reporting unit are classified within Level 3 of the fair value hierarchy because of the use of unobservable inputs in measuring the estimated fair value. When performing a quantitative assessment for impairment of these definite lived intangible assets, the Company measures the amount of impairment by calculating the amount by which the carrying value of the definite lived intangible assets exceeds its estimated fair value (as discussed in Note 6 – Acquired Intangible Assets, Net).

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

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer as of December 31, 2023. Based on the criteria established by ASC 280, Segment Reporting, the Company has one operating and reportable segment.

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

3. Fair Value Measurements

There were no available-for-sale securities as of December 31, 2023 and 2022.

The Company’s investments, including cash equivalents, are all classified within Levels 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, current receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$55,485	$55,485	$-	$-	$55,485

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$67,801	$67,801	$-	$-	$67,801

There were no transfers between fair value levels in 2023 or 2022.

4. Inventories

Total inventories included in the balance sheet consist of the following:

	As of December 31,
	2023	2022
Raw materials	$15,507	$20,535
Work-in-process	17,002	10,648
Finished goods	32,084	25,306
Total	$64,593	$56,489

Inventories	$46,386	$39,765
Other long-term assets	18,207	16,724
Total	$64,593	$56,489

Inventories are stated net of inventory reserves of approximately $11.7 million and $9.9 million, as of December 31, 2023 and 2022, respectively.

5. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2023	2022
Equipment and software	$52,278	$52,112
Furniture and fixtures	1,884	2,413
Leasehold improvements	34,975	34,916
Construction in progress	4,730	5,021
Subtotal	93,867	94,462
Less accumulated depreciation	(47,669)	(46,183)
Total	$46,198	$48,279

Depreciation expense was $6.4 million, $6.7 million, and $6.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

6. Acquired Intangible Assets, Net

Intangible assets consist of the following:

		Year Ended December 31, 2023
	Gross Cost	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in Years)
Developed technology	$89,580	$(1,608)	$(56,518)	$(29,481)	$1,973	15
IPR&D	2,656	(1,006)	-	-	1,650	Indefinite
Customer relationships	9,000	-	(5,113)	(3,527)	360	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(189)	-	(728)	83	16
Tradenames	5,200	-	(559)	(4,081)	560	5
Total	$112,136	$(3,218)	$(62,190)	$(42,102)	$4,626	13

		Year Ended December 31, 2022
	Gross Cost	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$89,580	$(1,608)	$-	$(23,686)	$64,286	15
IPR&D	2,656	(1,006)	-	-	1,650	Indefinite
Customer relationships	9,000	-	-	(2,627)	6,373	10
Distributor relationships	4,700	(415)	-	(4,285)	-	5
Patents	1,000	(189)	-	(680)	131	16
Tradenames	5,200	-	-	(3,041)	2,159	5
Total	$112,136	$(3,218)	$-	$(34,319)	$74,599	13

Total amortization expense with respect to the definite lived acquired intangible assets was $7.8 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

The Company performed an assessment of its definite lived acquired intangible assets during the quarter ended December 31, 2023. The Company estimated the fair value of its definite lived acquired intangible assets using an income approach method of valuation, including a combination of the distributor method for the customer relationships intangible asset and the relief of royalty method for each of the developed technology and tradename intangible assets. These valuation approaches incorporate significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, royalty rates, after-tax royalty savings expected from ownership of the developed technology and tradename assets, contributory asset charges and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of December 31, 2023. In developing its assumptions, the Company also considered observed trends of its industry participants. The Company recorded a $62.2 million charge to intangible assets related to its Arthrosurface and Parcus asset groups during the year ended December 31, 2023 mainly due to slower than expected revenue growth from product sales that have impacted cash flows with these asset groups.

The Company performed its annual assessment of the IPR&D intangible asset as of November 30, 2023. The Company estimated the fair value of the IPR&D intangible assets using the income approach which is based on the Multi-Period Excess Earnings Method (“MPEEM”). MPEEM measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2023. In developing its assumptions, the Company also considered observed trends of its industry participants. No impairment existed as the estimated fair value of the remaining IPR&D intangible asset was greater than its carrying value.

7. Goodwill

The following table provides a roll forward of goodwill for the years ended December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Balance, beginning January 1	$7,339	$7,781
Effect of foreign currency adjustments	232	(442)
Balance, ending December 31	$7,571	$7,339

The goodwill balance at December 31, 2023 and 2022 was related to the legacy Anika reporting unit.

The Company estimated the fair value of the reporting units using a discounted cash flow method, which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. The Company determined that a discounted cash flow model provided the best approximation of fair value of the reporting units for the purpose of performing the impairment test. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, the achievement of certain cost synergies, terminal growth rates and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2023. In developing its assumptions, the Company also considered observed trends of its industry participants.

For the legacy Anika reporting unit, the Company performed a quantitative assessment as of November 30, 2023. The results of the impairment test indicated that the estimated fair value of the legacy Anika reporting unit was greater than its carrying value, therefore the Company determined that was more likely than not that the fair value of the legacy Anika reporting unit was not impaired as of November 30, 2023. There was no remaining goodwill with respect to the reporting unit for Parcus Medical and Arthrosurface as of December 31, 2023.

8. Leases

The Company leases its buildings and manufacturing facilities under operating leases. As of December 31, 2023, the Company had real estate leases in Bedford, Massachusetts, Franklin, Massachusetts, Sarasota, Florida, Warsaw, Indiana and Padova, Italy.

In June 2022, the Company finalized a renewal option to extend the current term for its operating headquarters and manufacturing facility in Bedford through 2027. There are also lease renewal options into 2038.

The Company leases office space in Padova, Italy. The current term of the Padova lease extends to 2032, with a right to terminate at the Company’s option in 2026 without penalty.

the Company also has operating leases for corporate offices, manufacturing and warehouse facilities. The operating leases consist of one real estate lease in Franklin, Massachusetts (Franklin lease) and two real estate leases in Sarasota, Florida (Sarasota lease). In October 2022, the Company entered into an option to extend the current term of the Franklin lease through 2024. In June 2022, the Company finalized an option to extend the current term of the two Sarasota leases through 2027.

The significant assumptions in recognizing the right-of-use asset and lease liability are as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at either the transition or subsequent renewal dates with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease. The weighted average discount rate at December 31, 2023 was 3.6% for operating leases.

Lease term. The lease term begins at the lease commencement date and is determined on that date based on the non-cancelable term of the lease together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, or periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

The components of lease expense and other information are as follows:

	Years Ended December 31
	2023	2022	2021
Finance lease amortization of right-of-use assets	$-	$121	$143
Interest on finance lease liabilities	-	11	19
Finance lease expense	-	132	162
Operating lease expense	3,320	2,839	2,468
Short-term lease expense	-	17	2
Variable lease expense	425	413	319
Total lease expense	$3,745	$3,401	$2,951

	Years Ended December 31
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	13.9	14.8

Weighted Average Discount Rate
Operating leases	3.6%	3.6%

Other information
Operating cash flows from operating leases	$3,239	$2,471

Future commitments due under these lease agreements as of December 31, 2023 are as follows:

Years ended December 31,	Operating Leases

2024	$3,131
2025	3,142
2026	2,837
2027	2,643
2028	2,329
Thereafter	22,901
Present value adjustment	(7,946)
Present value of lease payments	29,037
Less current portion included in accrued expenses and other current liabilities	(2,133)
Total lease liabilities	$26,904

9. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2023	2022

Compensation and related expenses	$11,828	$11,303
Professional fees	3,240	3,145
Operating lease liability- current	2,133	2,073
Discontinuation of software development project	1,904	-
Income taxes payable	1,240	810
Clinical trial costs	460	999
Other	394	510
Total	$21,199	$18,840

10. Revolving Credit Agreement

On November 12, 2021, the Company, entered into a “Third Amendment to Credit Agreement” amending the existing revolving line of credit agreement dated October 24, 2017 with Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, for a $75.0 million senior revolving line of credit (the “Credit Agreement”). Subject to certain conditions, the Company may request up to an additional $75.0 million in commitments for a maximum aggregate commitment of $150.0 million, which requests must be approved by the Revolving Lenders (as defined in the Credit Agreement). Loans under the Credit Agreement generally bear interest at a rate equal to (a) the Bloomberg Short-Term Bank Yield Index, (“BSBY”), rate plus (b) an additional percentage that will range from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio at the time of the borrowings. The Company is required to pay a commitment fee in an amount that is equal to 0.20% to 0.30% per annum, based on the Company’s consolidated leverage ratio, on the actual daily unused amount of the credit facility and that is due and payable quarterly in arrears. Loan origination costs are included as assets on the balance sheet and are being amortized over the five-year term of the Credit Agreement. As of December 31, 2023 and 2022, there were no outstanding borrowings under the Credit Agreement and the Company is in compliance with the terms of the Credit Agreement.

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

11. Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. or international patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties at December 31, 2023 or 2022, respectively, and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

12. Revenue and Geographic Information

The Company categorizes its product portfolio into three product families: OA Pain Management, Joint Preservation and Restoration, and Non-Orthopedic.

Product revenue by product family is as follows:

	Years Ended December 31,
	2023		2022		2021
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
OA Pain Management	$101,927	61%	$91,984	59%	$85,084	58%
Joint Preservation and Restoration	54,879	33%	50,402	32%	48,588	33%
Non-Orthopedic	9,856	6%	13,850	9%	14,122	9%
Total	$166,662	100%	$156,236	100%	$147,794	100%

Effective January 1, 2023, the Company reported revenue from product sales to veterinary customers within the Non-Orthopedic product family whereas such revenue had historically been reported within the OA Pain Management revenue product family for the prior period years ended December 31, 2022 and 2021. Revenue from product sales to veterinary customers amounted to $4.2 million, $5.9 million and $4.4 million for 2023, 2022 and 2021, respectively, with the 2022 and 2021 revenue reclassified to Non-Orthopedic to conform to current presentation.

Product revenue from the Company’s sole significant customer, Mitek, as a percentage of the Company’s total product revenue was 45%, 43%, and 45% for the years ended December 31, 2023, 2022, and 2021, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue are as follows:

	Years Ended December 31,
	2023		2022		2021
	Total	Percentage of	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$123,129	74%	$119,151	76%	$113,833	77%
Europe	21,724	13%	20,639	13%	19,580	13%
Other	21,809	13%	16,446	11%	14,381	10%
Total	$166,662	100%	$156,236	100%	$147,794	100%

Net long-lived assets, consisting primarily of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net tangible long-lived assets by principal geographic areas are as follows:

	As of December 31,
	2023	2022
United States	$45,077	$47,068
Italy	1,075	1,211
United Kingdom	46	-
Total	$46,198	$48,279

13. Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020 and June 16, 2021 and June 14, 2023. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SAR’s will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There are 1.0 million shares available for future grant at December 31, 2023 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021in which the Company reserved 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). The Inducement Plan was amended in December 2023 to add 125,000 shares. There are 0.1 million shares available for future grant at December 31, 2023 under the Inducement Plan.

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

For the years ended December 31, 2023, and 2022, the tax benefit associated with stock-based compensation was $2.6 million and $1.1 million, respectively. A summary of the stock-based compensation in the Company’s statements of operations is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$646	$820	$716
Research and development	2,189	1,646	1,233
Selling, general and administrative	12,408	11,849	9,136
Total stock-based compensation expense	$15,243	$14,315	$11,085

For the years ended December 31, 2023, 2022 and 2021, windfall tax benefits (expense) of ($0.1) million, ($0.5) million and $0.1 million, respectively, are associated with the stock-based compensation expense above.

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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,530,703	$34.93
Granted	404,903	$28.58
Exercised	(2,034)	$18.30		$20
Forfeited and canceled	(120,843)	$36.59
Outstanding as of December 31, 2023	1,812,729	$33.42	7.5	$127
Vested, December 31, 2023	983,834	$36.66	6.7	$5
Vested or expected to vest, December 31, 2023	1,812,729	$33.42	7.5	$127

The aggregate intrinsic value of options exercised was immaterial for the years ended December 31, 2023 and 2022, respectively and was $0.3 million for the year ended December 31, 2021.

The Company granted 404,903 stock options during the year ended December 31, 2023, of which 323,993 shares were premium-priced options.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2023, 2022 and 2021, along with the weighted-average grant-date fair values, were as follows:

	2023			2022			2021
Risk-free interest rate	3.52%	-	4.64%	1.28%	-	4.28%	0.29%	-	1.00%
Expected stock price volatility	48.19%	-	49.44%	53.80%	-	55.55%	54.80%	-	56.35%
Expected life of options (in years)		4.5			4.5			4.0
Expected dividend yield		0.0%			0.0%			0.0%
Fair value per option		11.45			11.45			14.80

As of December 31, 2023, there was $5.9 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.7 years.

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

RSU activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	$675,405	$28.40
Granted	442,762	$26.66
Vested	(261,939)	$29.44
Forfeited and cancelled	(84,870)	$27.11
Outstanding as of December 31, 2023	$771,358	$27.19

The weighted-average grant-date fair value per share of RSUs granted was $26.66, $25.14 and $35.88 for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of RSUs vested was $6.9 million, $6.0 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $11.9 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Stock Units

The Company granted performance stock units (“PSUs”) to employees in 2019 and 2020 which contained performance conditions with business and financial targets. The business target, amounting to 30% of the total performance condition awards, was measured and achieved in the 2019 fiscal year. One of the financial targets, amounting to 55% of the total performance condition awards, was measured and achieved in the 2022 fiscal year, while the remaining financial target, amounting to 15% of the total performance condition awards, was not achieved. The PSUs granted to employees in 2020 contained performance conditions with business and financial targets. One of the business targets, amounting to 20% of the total performance condition awards, was not achieved in the 2021 fiscal year, while the remaining business target related to a certain timely regulatory approval, amounting to 20% of the total performance condition awards, was not achieved in the 2022 fiscal year. The financial targets, amounting to 60% of the total performance condition awards, were not achieved in the 2022 fiscal year. The Company has no PSUs outstanding at December 31, 2023.

PSU activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	117,897	$34,98
Granted	-	$-
Vested	-	$-
Forfeited and cancelled	(117,897)	$34.98
Outstanding as of December 31, 2023	-	$-

The weighted-average grant-date fair value per share of PSUs granted was $32.53 for the year ended December 31, 2022. The total fair value of PSUs vested was $0.6 million for the year ended December 31, 2022. There were no PSUs granted or vested during the years ended December 31, 2023 and 2021, respectively. There are no PSUs outstanding as of December 31, 2023.

14. Employee Benefit Plan

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make 140% matching contributions up to a limit of 5% of an employee’s eligible compensation. In addition, the Company may make annual discretionary contributions. The Company made matching contributions of $2.7 million, $2.3 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

15. Income Taxes

Income Tax Expense

The components of the Company’s income (loss) before income taxes and its provision for (benefit from) income taxes consist of the following:

	Years ended December 31,
	2023	2022	2021
(Loss) income before income taxes
Domestic	$(86,061)	$(19,080)	$(2,529)
Foreign	734	334	4,956
	$(85,327)	$(18,746)	$2,427

	Years ended December 31,
	2023	2022	2021
Provision for (benefit from) income taxes:
Current:
Federal	$3,153	$1,005	$494
State	309	285	(635)
Foreign	312	96	167
Total current	3,774	1,386	26
Deferred:
Federal	(5,045)	(3,243)	(553)
State	(1,418)	(1,256)	(426)
Foreign	29	(774)	(754)
Total deferred	(6,434)	(5,273)	(1,733)
Total benefit from income taxes	$(2,660)	$(3,887)	$(1,707)

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Capitalized research expenditures	$11,266	$5,451
Lease liability	7,082	7,468
Acquisition-related intangible asset	5,040	-
Stock-based compensation expense	3,881	2,795
Inventory reserves	3,552	2,763
Compensation accrual	1,685	1,635
Net operating loss carry forwards	1,161	1,551
Accrued expenses	947	519
Tax credits	515	741
Foreign currency exchange	121	221
Gross deferred tax assets	35,250	23,144
Less: Valuation allowance	(18,062)	-
Deferred tax assets	$17,188	$23,144

	December 31,
	2023	2022
Deferred tax liabilities:
Acquisition-related intangible asset	$(288)	$(12,075)
Depreciation	(8,567)	(8,804)
Right of use asset	(6,844)	(7,252)
Deferred tax liabilities	$(15,699)	$(28,131)

Net deferred tax liabilities	$1,489	$(4,987)

As of December 31, 2023, the Company had no Federal net operating loss (“NOL”) carryforwards and state net NOL carryforwards of $1.0 million that will begin to expire in 2027. The Company also had NOL carryforwards in Italy of $4.7 million that do not expire but are limited to 80% of taxable income. As of December 31, 2023, the Company had no federal research and development tax credit carryforwards and state research and development tax credit carryforwards of $0.7 million that will begin expiring in 2024.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&D”) expenditures for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of R&D costs of $22.9 million and $23.4 million as of December 31, 2023 and 2022, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

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

During the year ended December 31, 2023, the Company determined that its domestic deferred tax assets originating during the year ended December 31, 2023 would exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s current and prior year operating losses, the Company concluded its net deferred tax assets in the U.S. are not more likely than not to be realizable. As a result, the Company recorded a valuation allowance of $18.1 million against its U.S deferred tax assets at December 31, 2023. As of December 31, 2023, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income in the Company’s foreign jurisdictions.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $0.6 million at December 31, 2023. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

Effective Tax Rate

The reconciliation between the U.S. federal statutory rate and the Company’s effective rate is summarized as follows:

	Years ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	3.2%	1.4%	(3.2%)
Stock compensation	(0.5%)	(4.7%)	22.3%
Section 162(m) limitation	(1.0%)	(8.2%)	8.7%
Change in fair value of contingent consideration	-%	-%	(36.7%)
Change in tax rates and state apportionment	-%	1.2%	(29.8%)
Federal, state and foreign tax credits	1.3%	5.1%	(28.4%)
Valuation allowance	(21.2%)	-%	(35.3%)
Return to provision adjustments	0.2%	5.0%	-%
Other permanent items	0.1%	(0.1%)	11.0%
Effective income tax rate	3.1%	20.7%	(70.4%)

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2023 and 2022, respectively. The Company does not anticipate experiencing any significant increase or decrease in its unrecognized tax benefits within the twelve months following December 31, 2023.

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

16. Earnings per Share (“EPS”)

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

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Years Ended December 31,
	2023	2022	2021
Shares used in the calculation of basic EPS	14,656	14,561	14,401
Effect of dilutive securities:
Share based awards	-	-	233
Diluted shares used in the calculation of EPS	14,656	14,561	14,634

Stock options of 1.1 million shares were outstanding for the year ended December 31, 2021 and were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive. The Company was in a loss position during the years ended December 31, 2023 and 2022, therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2023 to ensure that information required to be disclosed by us in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time making changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control—Integrated Framework.

Based on its assessment and those criteria, our management believes that our company maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A.

Remediation of Prior Year Material Weaknesses

In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2022, we identified material weaknesses in our internal control over financial reporting resulting from a misappropriation of assets under a legacy credit card program utilized by a limited number of our employees affiliated with one of our subsidiaries. Specifically, in March 2023, during the process of retiring this credit card program, we determined that a mid-level accounting employee had charged approximately $4,000 in personal expenses on his corporate credit card, and that certain non-accounting employees also charged personal expenses of an immaterial amount in aggregate. This accounting employee had roles in our system of internal control over financial reporting, including controls for this subsidiary’s corporate credit card program. As a result, there were individually and in aggregate deficiencies that represent material weaknesses including: (i) inadequate segregation of duties; (ii) a failure to identify fraud risks; and (iii) a failure in the design and operating effectiveness of control activities for which the accounting employee’s competent authority was compromised. These control deficiencies did not have any material impact on our current or prior period consolidated annual or interim financial statements, but could have resulted in material misstatements to the annual or interim financial statements that would not have been prevented or detected. Accordingly, management concluded that the control deficiencies were material weaknesses in our internal control over financial reporting.

During the year ended December 31, 2023, our management, under the oversight of the Audit Committee, implemented a plan of remediation designed to directly address, or contribute to, the remediation of our material weaknesses and the enhancement of our internal control over financial reporting.  The remediation plan implemented by us included:

●	Termination of the mid-level accounting employee referenced above and reassignment of this employee’s roles and responsibilities within impacted control activities.

●

Completed the transition of all employees from the legacy subsidiary credit card program to the our established credit card program, which is subject to centralized review, approval, monitoring, and reconciliation processes and controls.

●

Enhancement of our fraud risk assessment in order to more fully tailor the design of internal control over financial reporting to ensure appropriate segregation of duties and mitigate the risk of material misstatement caused by fraud.

●	Training and certification for employees on compliance with our Travel and Expense policy and Code of Conduct, as well as its internal control over financial reporting.

Based on the successful implementation and testing of these new and enhanced control processes, we have concluded that the material weakness reported has been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Anika Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Our independent public accounting firm is Deloitte & Touche LLP, PCAOB Auditor ID 34.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3) Exhibits

Exhibit Number	Description

+2.1

Agreement and Plan of Merger, dated January 4, 2020, by and between Anika Therapeutics, Inc., Arthrosurface, Inc., Button Merger Sub, Inc. and Boston Millennia Partners Button Shareholder Representation, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on January 7, 2020)

+2.2

Agreement and Plan of Merger, dated January 4, 2020, by and between Anika Therapeutics, Inc., Parcus Medical, LLC, Sunshine Merger Sub, LLC and Philip Mundy (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on January 7, 2020)

3.1	Certificate of Incorporation of Anika Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 6, 2018)
3.2	Bylaws of Anika Therapeutics, Inc., effective as of June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 6, 2018)
4.1

Description of Securities of Anika Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed by the Registrant on March 16, 2023)

10.1a

Lease, dated January 3, 2007, between Anika Therapeutics, Inc. and Farley White Wiggins, LLC, relating to 32 Wiggins Avenue, Bedford, Massachusetts (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed by on January 10, 2007)

10.1b

Amendment No. 1 to Lease, dated February 1, 2007, between Anika Therapeutics, Inc. and Farley White Wiggins, LLC, relating to 32 Wiggins Avenue, Bedford, Massachusetts (incorporated by reference to Exhibit 10.1A to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed by the Registrant on February 24, 2017)

10.2a

Translation of Lease Agreement, dated October 9, 2015, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on October 14, 2015)

10.2b

Translation of Amendment No. 1 to Lease Agreement, dated February 2, 2017, between Anika Therapeutics S.r.l. and Consorzio Zona Industriale E Porto Fluviale di Padova relating to Land Registry of the Municipality of Padova, Page 148, cadastral map 516 and 517 (incorporated by reference to Exhibit 10.3A to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed by the Registrant on February 24, 2017)

10.3a

Lease Agreement, dated November 26, 2012, between High Properties and Parcus Medical LLC relating to 6423 Parkland Drive, Suites 101 and 102, Sarasota, FL (incorporated by reference to Exhibit 10.3A to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed by the Registrant on March 11, 2022)

10.3b

Amendment #1 to the Lease, Renewal Amendment, dated January 4, 2018, between High Properties and Parcus Medical LLC relating to 6423 Parkland Drive, Suites 101 and 102, Sarasota, FL (incorporated by reference to Exhibit 10.3B to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed by the Registrant on March 11, 2022)

10.3c

Lease Agreement, dated May 25, 2017, between High Properties and Parcus Medical, LLC relating to 6455 Parkland Drive, Suite 101, Sarasota, FL (incorporated by reference to Exhibit 10.3C to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed by the Registrant on March 11, 2022)

10.4a

Credit Agreement, dated as of October 24, 2017, among Anika Therapeutics, Inc., certain subsidiaries of Anika Therapeutics, Inc. as are or may from time to time become parties to the Credit Agreement, Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14027) filed by the Registrant on October 27, 2017)

10.4b

Security and Pledge Agreement, dated as of October 24, 2017, among Anika Therapeutics, Inc., certain subsidiaries of Anika Therapeutics, Inc. listed on the signature pages thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14027) filed by the Registrant on October 27, 2017)

10.4c

First Amendment effective August 13, 2019, with respect to the Credit Agreement dated as of October 24, 2017 and the Security and Pledge Agreement dated as of October 24, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14027) filed by the Registrant on May 22, 2020)

10.4d

Second Amendment effective May 14, 2020, with respect to the Credit Agreement dated as of October 24, 2017 and First Amendment to the Security and Pledge Agreement dated as of October 24, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14027) filed on May 22, 2020)

10.4e

Third Amendment to Credit Agreement dated as of November 12, 2021, by and among Anika Therapeutics, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as administrative agent, L/C Issuer and Swingline Lender, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on November 15, 2021)

*10.5

License Agreement, dated as of December 20, 2003, by and between Anika Therapeutics, Inc. and Ortho Biotech Products, L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 30, 2004)

*10.6

License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on December 22, 2011)

†10.7

Anika Therapeutics, Inc. Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on February 6, 2008)

†10.8	Anika Therapeutics, Inc. Non-Employee Director Compensation Policy (restated as of December 22, 2023)
†10.9a

Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 5, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 10, 2011)

†10.9b

Amendment to Second Amended and Restated 2003 Stock Option and Incentive Plan (adopted April 11, 2013) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 21, 2013)

†10.9c

Form of Incentive Stock Option Agreement under Second Amended and Restated 2003 Stock Option and Incentive Plan  (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on October 5, 2004)

†10.9d

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under Second Amended and Restated 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on October 5, 2004)

†10.10a

Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 14, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 21, 2023)

†10.10b

Form of Notice of Grant of Incentive Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.13D to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 5, 2021)

†10.10c

Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13E to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 5, 2021)

†10.10d

Form of Notice of Grant of Restricted Stock Award, including Terms and Conditions of Restricted Stock Award, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 19, 2017)

†10.10e

Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13G to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 5, 2021)

†10.10f

Form of Notice of Grant of Deferred Stock Awards Units, including Terms and Conditions of Deferred Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13H to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 5, 2021)

†10.10g

Anika Therapeutics, Inc. 2021 Employee Stock Purchase Plan (adopted March 17, 2021) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on June 22, 2021)

†10.10h

Anika Therapeutics, Inc. 2021 Inducement Plan (as amended on December 22, 2023)  (incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-276622) filed January 22, 2024)

†10.10i

Form of Notice of Grant of Nonqualified Stock Option, including Terms and Conditions of Stock Option, granted under Anika Therapeutics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.10I to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 11, 2022)

†10.10j

Form of Notice of Grant of Restricted Stock Units Award, including Terms and Conditions of Restricted Stock Award, granted under Anika Therapeutics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.10J to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 11, 2022)

†10.10k

Form of Notice of Grant of Deferred Stock Awards Units, including Terms and Conditions of Deferred Stock Units, granted under Anika Therapeutics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.10K to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 11, 2022)

†10.11

Employment Agreement, dated April 23, 2020, by and between Anika Therapeutics, Inc., and Dr. Cheryl R. Blanchard (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on April 29, 2020)

†10.12

Executive Retention Agreement, dated August 10, 2020, by and between Anika Therapeutics, Inc. and Michael Levitz (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 11, 2022)

†10.13	Executive Retention Agreement, dated March 9, 2020, by and between Anika Therapeutics, Inc. and David Colleran (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 16, 2023)
†10.14	Executive Retention Agreement, dated September 27, 2021, by and between Anika Therapeutics, Inc. and Anne Nunes
10.15

Cooperation Agreement, dated April 13, 2023, by and between Anika Therapeutics, Inc. and Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on April 13, 2023)

21.1	List of Subsidiaries of Anika Therapeutics, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Anika Therapeutics, Inc. Compensation Recovery Policy adopted on November 27, 2023
***101

The following materials from the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2023, formatted in Inline XBRL:  (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021; and (v) Notes to Consolidated Financial Statements

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

ANIKA THERAPEUTICS, INC.

Date: March 15, 2024	By:	/s/ CHERYL BLANCHARD
Cheryl R. Blanchard, Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHERYL BLANCHARD	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	(Principle Executive Officer)	March 15, 2024

/s/ MICHAEL LEVITZ	Executive Vice President, Chief Financial Officer and Treasurer
Michael Levitz	(Principal Financial Officer)	March 15, 2024

/s/ IAN MCLEOD	Vice President, Chief Accounting Officer
Ian McLeod	(Principal Accounting Officer)	March 15, 2024

/s/ JOHN B. HENNEMAN, III	Director, Chairman of the Board	March 15, 2024
John B. Henneman, III

/s/ SHERYL L. CONLEY	Director	March 15, 2024
Sheryl L. Conley

/s/ GARY P. FISCHETTI	Director	March 15, 2024
Gary P. Fischetti

/s/ GLENN R. LARSEN, PH.D.	Director	March 15, 2024
Glenn R. Larsen, Ph.D.

/s/ STEPHEN O. RICHARD	Director	March 15, 2024
Stephen O. Richard

/s/ JEFFERY S. THOMPSON	Director	March 15, 2024
Jeffery S. Thompson

/s/ SUSAN L.N. VOGT	Director	March 15, 2024
Susan L.N. Vogt