Form 10-K/A
period 2023-12-31
Anika Therapeutics, Inc.
filed 2024-04-26
CIK 898437

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

At April 22, 2024, there were 14,828,456 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends the Annual Report on Form 10-K of Anika Therapeutics, Inc., a Delaware corporation, or we, our, us, Anika, or the Company, for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission, or the SEC, on March 15, 2024, or the Original Filing. This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except for the matters described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 15, 2024.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected for three-year terms, to hold office until the annual meeting of stockholders or special meeting in lieu of such annual meeting at the end of their term, or until their successors are elected and qualified or until their earlier deaths, resignations, or removal.

Our Board of Directors, or Board, is committed to maintaining a diverse and inclusive membership with varying experience, characteristics, and expertise that complement our business strategy. On an annual basis, the Board of Directors reviews the cumulative skill set of our Board members to insure we have the skills and experience we believe are required for Board oversight and governance of the Company and we undergo periodic Board refreshment accordingly. 6 of our 8 directors have a tenure of less than 5 years, including 2 of 8 directors being appointed in the last three years. Our directors, individually and as a group, possess a wide range of skills and experiences that are highly relevant as we transform our company, expand our business into new treatment areas and develop, manufacture, and launch new products. Our directors are strategic thinkers with high expectations for our performance. Our directors are attuned to the value and importance of diversity in all of its forms and the demands of proper Board oversight and good governance practices.

The following provides information regarding our directors as of April 22, 2024:
Director Name	Age	Director Since	Term Expires
Class I Directors
Sheryl L. Conley	63	2021	2024
Stephen O. Richard	61	2020	2024
Jeffery S. Thompson	58	2011	2024
Class II Directors
Cheryl R. Blanchard, Ph.D.	59	2018	2025
Glenn R. Larsen, Ph.D.	70	2015	2025
Class III Directors
Gary P. Fischetti	63	2023	2026
John B. Henneman, III	62	2020	2026
Susan L. N. Vogt	70	2018	2026

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to us by each director.

Cheryl R. Blanchard, Ph.D.
Anika Board Service: • Director since August 2018
PRESIDENT and CHIEF EXECUTIVE OFFICER	Age: 59

Professional Experience

•	President and Chief Executive Officer of Anika since April 2020, and Interim Chief Executive Officer of Anika from February 2020 through April 2020

•	Principal at Blanchard Consulting, LLC, a provider of scientific, regulatory, and business strategy consulting services to medical device companies and private equity clients, from 2012 to 2020

•
President and Chief Executive Officer of Microchips Biotech, Inc., a venture-backed biotechnology company developing regenerative medicine and drug delivery products, from 2014 until its sale to Daré Bioscience, Inc. in November 2019

•
Various offices, including Senior Vice President, Chief Scientific Officer, and general manager of Zimmer Biologics, of Zimmer, Inc., a medical device company focused on musculoskeletal products, from 2000 to 2012

Other Current Public Company Board Service

•	Daré Bioscience, Inc. (NASDAQ: DARE), a clinical-stage biopharmaceutical company committed to the advancement of innovative products for women’s health, from November 2019 – present

•
Vigil Neuroscience, Inc. (NASDAQ: VIGL), a clinical-stage biotechnology company that went public in January 2022, committed to harnessing the power of microglia for the treatment of neurodegenerative diseases, from December 2020 – present

Former Recent Public Company Board Service

•	Neuronetics, Inc. (NASDAQ: STIM), a commercial stage medical technology company focused on products for psychiatric disorders, from February 2019 to June 2020

•	SeaSpine Holdings Corporation (NASDAQ: SPNE), a global medical technology company focused on surgical solutions for the treatment of spinal disorders, from June 2015 – May 2019

Education

•	Ph.D. and M.S. in Materials Science and Engineering from the University of Texas-Austin

•	B.S. in Ceramic Engineering from Alfred University

Relevant Skills

•
Medical Devices/Pharmaceutical Experience, Commercialization/ Marketing Expertise, M&A/Business Development Expertise, Manufacturing Experience, R&D/Innovation Experience, Regulatory Expertise, and International/Global Business Experience – acquired over her career in positions of leadership at multiple companies in the life science industry, where she gained extensive experience in business development, developing and commercializing products, including building from scratch a high-growth $100 million-plus regenerative medicine business while at Zimmer, and regenerative medicine and drug delivery products while at multiple companies in the life science industry

•
Public Company Governance/Corporate Responsibility Expertise – obtained through her experience serving on boards of directors, including publicly held medical technology and biopharmaceutical companies

•	Dr. Blanchard also brings Human Capital Management Expertise to the Board

Sheryl L. Conley
Anika Board Service: • Director since October 2021 • Committees: • Audit • Compensation
INDEPENDENT	Age: 63

Professional Experience

•	President and Board Member of AcceLINX, Inc., a musculoskeletal health business accelerator, from March 2017 to December 2022

•	President and Chief Executive Officer of OrthoWorx, Inc., a community-based initiative that works strategically and collaboratively with the orthopedic industry, from September 2012 to May 2017

•
Group President and Chief Marketing Officer (December 2005 to May 2008) and various management roles at Zimmer, Inc., a medical device company focused on musculoskeletal products, from June 1983 to May 2008

Other Public Company Board Service

•	Neuronetics, Inc. (NASDAQ: STIM), a medical technology company focused on transforming patient lives with the best neurohealth therapies in the world, from October 2019 – present

•	Surgalign Holdings, Inc. (NASDAQ: SRGA), a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery, from May 2021 – December 2023

Education

•	M.B.A. from Ball State University

•	B.S. in Biology and Chemistry from Ball State University

Relevant Skills

•
Medical Devices/Pharmaceutical Experience, Commercialization/Marketing Expertise, M&A/Business Development Expertise, R&D/Innovation Expertise, Financial Oversight/Accounting Expertise, Regulatory Expertise, and International/Global Business Experience – gained during more than 35 years in the orthopedic medical device and healthcare industries, including her significant executive leadership experience running full profit-and-loss business segments, global brand management, marketing, sales, product development, operations, and in global medical device development and commercialization

•	Manufacturing Expertise – developed while at Zimmer, where she held roles with responsibility for oversight of business divisions that included manufacturing segments

•
Public Company Governance/Corporate Responsibility Expertise – obtained through her corporate section 16 officer roles at Zimmer, an NYSE public company, in addition to her experience serving on boards of directors, including boards of publicly held medical technology companies, gaining experience serving as a board chair and a chair of a nominating and governance committee

•	Ms. Conley also brings Human Capital Management Expertise to the Board through her multiple and globally expansive executive leadership roles

Gary P. Fischetti
Anika Board Service: • Director since April 2023 • Committees: • Capital Allocation • Compensation
INDEPENDENT	Age: 63

Professional Experience

•
Spent 35 years at Johnson & Johnson, a multinational corporation that develops medical devices, pharmaceuticals, and consumer packaged goods, in positions of increasing responsibility, including Company Group Chairman – North American Medical Devices from May 2015 to January 2018, Company Group Chairman – DePuy Synthes North America from January 2014 to June 2015, Company Group Chairman – DePuy Orthopaedic from February 2011 to May 2015, and Worldwide President of DePuy Spine from 2005 to 2011

Other Public Company Board Service

•
Conformis (NASDAQ: CFMS), a medical technology company focused on advancing orthopedic patient care and creating a world without joint pain, from May 2022 through completion of the acquisition by Restor3d in September 2023

Education

•	M.B.A. from Rutgers University

•	B.S.B.A. in Finance from Villanova University

Relevant Skills

•
Medical Devices/Pharmaceutical Experience, Commercialization/Marketing Expertise, M&A/Business Development Expertise, R&D/Innovation Expertise, Financial Oversight/Accounting Expertise, Regulatory Expertise, and International/Global Business Experience – acquired during his 35 years at Johnson & Johnson serving in executive leadership positions for multiple medical device businesses and divisions of the company, with both domestic and worldwide responsibilities, overseeing all aspects of strategic planning, product and business development, and commercial operations, with full P&L responsibility, as well as oversight of sales and marketing initiatives

•
Public Company Governance/Corporate Responsibility Expertise – obtained through his experience serving on boards of directors, including the board of publicly held medical technology company, Conformis

John B. Henneman, III
Anika Board Service: • Director since September 2020 • Chair of the Board • Committees: • Compensation (Chair) • Capital Allocation • Governance and Nominating
INDEPENDENT	Age: 62

Professional Experience

•
Executive Vice President and Chief Financial Officer of NewLink Genetics Corporation, a public biotechnology company, from October 2014 to July 2018, and Chief Administrative Officer of NewLink from July 2018 through his retirement in November 2018

•
Various offices of Integra LifeSciences Holdings Corp., a medical devices company, from 1998 to 2014, including Chief Financial Officer from 2007 to 2014, and earlier as General Counsel and Chief Administrative Officer

Other Public Company Board Service

•	Aprea Therapeutics Inc. (NASDAQ: APRE), a biotechnology company focused on novel cancer therapeutics, from August 2019 – present

•	R1 RCM, Inc. (NASDAQ: RCM), a provider of revenue cycle management services to healthcare providers, from February 2016 – present (lead independent director from February 2022 – present)

•	Orthofix Medical, Inc. (NASDAQ: OFIX), a leading global spine and orthopedics company, from January 2023 – present

•	SeaSpine Holdings Corporation (NASDAQ: SPNE), a spinal implant and orthobiologics company, from July 2015 through completion of the merger and acquisition by Orthofix Medical Inc. in January 2023

Education

•	J.D. from University of Michigan Law School

•	A.B. in Politics from Princeton University

Relevant Skills

•
Medical Devices/Pharmaceutical Experience and M&A/Business Development Expertise – developed during his more than 25 years of senior management experience in the medical technology and biotechnology industries, including at Integra, where he led or executed more than 40 acquisitions and alliances and raised more than $1 billion in debt and equity financing

•	Financial Oversight/Accounting Expertise – acquired while serving as Executive Vice President and Chief Financial Officer of NewLink Genetics and as Chief Financial Officer of Integra, positions in which he was responsible for overseeing all the financial aspects of the company’s operations

•
Human Capital Management Expertise and Regulatory Expertise – gained in his role as General Counsel at Integra and his multiple roles as CFO, especially at Integra, where while serving in that role, he had the additional responsibility, at various times, for the company’s regulatory affairs and human resources functions

•	Public Company Governance/Corporate Responsibility Expertise – obtained through his significant experience serving on boards of directors, including boards of publicly held life science companies

•	Mr. Henneman also brings International/Global Business Experience to the Board

Glenn R. Larsen, Ph.D.
Anika Board Service: • Director since February 2015 • Committees: • Compensation • Governance and Nominating
INDEPENDENT	Age: 70

Professional Experience

•	Chairman, President, Chief Executive Officer and cofounder of Aquinnah Pharmaceuticals, Inc., a pharmaceutical company focused on the development of treatments for ALS, Alzheimer’s, and other neurodegenerative diseases, from February 2014 to present

•
Chairman, President, and Chief Executive Officer of 180 Therapeutics L.P., a clinical stage musculoskeletal drug development company, from 2013 until its merger with NASDAQ-listed 180 LifeSciences in 2020

•	Chief Scientific Officer and Executive Vice President of Research and Development of SpringLeaf Therapeutics, Inc., a producer of combination drug delivery devices, from 2010 to 2013

•
Chief Operating Officer, Executive Vice President of Research and Development and director of Hydra Biosciences, Inc., a biopharmaceutical company focused on developing pain therapeutic drugs, from 2003 to 2010

•
Series of drug discovery and development leadership positions, including Global Development Board and Vice President Musculoskeletal Sciences, at Wyeth (now Pfizer)/Genetics Institute, where he directed Wyeth’s second-largest therapeutic area with responsibility for Enbrel, an anti-TNF therapeutic for arthritic pain with multi-billion dollar annual sales, and the development of Infuse Bone Graft, the 1st regenerative biologic medicine approved for numerous orthopedic bone regeneration indications

Education

•	Ph.D. in Biochemistry from Stony Brook University

•	P.M.D. from Harvard University

Relevant Skills

•	Medical Devices/Pharmaceutical Experience, R&D/Innovation Expertise, M&A/Business Development Expertise, Regulatory Expertise, and International/Global Business Experience – acquired during his extensive background in management, product development and business development at multiple companies in the life science industry as well as significant experience in innovative research and product development and commercial development, including leading groups that advanced 15 drugs to clinical development, resulting in 5 commercial approvals

•	Public Company Governance/Corporate Responsibility – obtained through his service on the Company’s board

•	Dr. Larsen also brings Manufacturing, Financial Oversight/Accounting and Human Capital Management Expertise to the Board

Stephen O. Richard
Anika Board Service: • Director since September 2020 • Committees: • Audit (Chair) (Financial Expert) • Capital Allocation (Chair)
INDEPENDENT	Age: 61

Professional Experience

•	Senior Vice President, Chief Risk Officer from May 2019 to present, and Chief Audit Executive from 2016 to present, of Becton, Dickinson and Company, an $18 billion, global medical technology company

•	Various executive positions in the areas of finance, operations and business development of the National Basketball Association from 1998 to 2016, including Senior Vice President, Business Development and Global Operations of NBA Properties, Inc. from 2013 to 2016, Chief Financial Officer of NBA China from 2010 to 2013, and Interim Chief Executive Officer of NBA China from 2010 to 2011

•
Earlier in his career, Mr. Richard served as, among other positions, Regional Audit Director, U.S. Consumer Businesses at Citigroup Inc., District Manager, Financial Planning and Analysis at AT&T Corporation, and Senior Manager at Deloitte & Touche LLP

Education

•	M.B.A. in Finance from Columbia Business School

•	B.S. in Accounting from Northeastern University

Relevant Skills

•
Medical Devices/Pharmaceutical Experience and Commercialization/Marketing Expertise – acquired through his senior management roles at Becton, Dickinson and Company and the National Basketball Association

•
Public Company Governance/Corporate Responsibility Expertise and M&A/Business Development Expertise – gained as Chief Risk Officer of Becton, Dickinson and Company and Senior Vice President, Business Development and Global Operations of NBA Properties; NACD Directorship Certified, having completed examination and continuing recertification requirements through the National Association of Corporate Directors (NACD)

•
Financial Oversight/Accounting Expertise and International/Global Business Experience – first gained through his education and further developed during his experience serving as Chief Risk Officer and Chief Audit Executive of Becton, Dickinson, Chief Financial Officer and interim Chief Executive Officer of NBA China, and Regional Audit Director, U.S. Consumer Businesses at Citigroup, as well as all prior professional positions and as the Chairman of the Committee on Governance, Risk and Compliance of Financial Executives International, an association of financial executives serving public and private companies

•	Mr. Richard also brings Human Capital Management Expertise to the Board

•	Mr. Richard is a Certified Public Accountant with an active license in the State of New Jersey

Jeffery S. Thompson
Anika Board Service: • Director since January 2011
INDEPENDENT	Age: 58

Professional Experience

•	Partner with HealthEdge Investment Partners, LLC, or HealthEdge, a private equity firm providing strategic capital exclusively to the healthcare industry, where he sits on the investment team and serves as a director for numerous HealthEdge affiliated companies, including Legacy Xspire Holdings, LifeSync and Westone, from 2008 to present

•	Previously, Chairman, Chief Executive Officer and President of Advanced Bio-Technologies, Inc. and Enaltus LLC, both HealthEdge portfolio companies specializing in skincare solutions sold to consumers and direct to physicians from 2008 to 2017

•	Non-executive director of Sinclair Pharma, plc, a publicly traded international aesthetic dermatology company from September 2014 until its acquisition by China Grand in November 2018

•	Director and Chief Operating Officer of Stiefel Laboratories, Inc., an independent pharmaceutical company with wholly-owned global operations specializing in dermatology in 100 plus markets, and President of Glades Pharmaceuticals, both of which were sold to GlaxoSmithKline in 2008

•	Earlier in his career, Mr. Thompson held sales and business management positions at Bausch & Lomb Pharmaceuticals and SmithKline Beecham

Education

•	B.S. in General Science from University of Pittsburgh

Relevant Skills

•
Medical Devices/Pharmaceutical Experience, Manufacturing Expertise, R&D/Innovation Expertise, Regulatory Expertise and Commercialization/Marketing Expertise – gained over his extensive career in leadership roles, including as CEO, at multiple life science and healthcare services companies

•	M&A/Business Development Expertise – acquired during more than a decade spent advising HealthEdge portfolio and other life sciences companies on business development strategies and transactions

•
Public Company Governance/Corporate Responsibility Expertise – developed during his extensive experience serving on boards of directors of numerous life science, biotechnology, and healthcare services companies, including Sinclair Pharma and Stiefel Laboratories

•	Mr. Thompson also brings Human Capital Management Expertise and International Global/Business Experience to the Board

Susan L. N. Vogt
Anika Board Service: • Director since October 2018 • Committees: • Audit (Financial Expert) • Governance and Nominating (Chair)
INDEPENDENT	Age: 70

Professional Experience

•	Chief Executive Officer and President of Aushon Biosystems, Inc., a developer of a multiplex immunoassay platform, from 2013 until its acquisition in January 2018

•
Chief Executive Officer, President, and a director of SeraCare Life Sciences, Inc., a NASDAQ-listed life sciences developer of products facilitating human diagnostics and therapeutics, from 2006 to 2011

•	Former director of Andor Technology (LSE:AND) from 2010 to 2013

•	From 1981 to 2005, various management and officer positions at Millipore Corporation (now part of MilliporeSigma, the life science business of Merck KGaA), an NYSE-listed developer of technologies for life science research, drug development and manufacturing for the biotechnology and pharmaceutical industries, including, among other leadership roles, President of the Biopharmaceutical Division, Vice President and General Manager of the Laboratory Water Division, and Vice President and General Manager of the Analytical Products Division

Other Public Company Board Service

•
Sharps Compliance, Inc. (NASDAQ: SMED) a leading full-service national provider of comprehensive waste management services, including medical, pharmaceutical, and hazardous waste, from October 2019 through completion of the merger and acquisition by an affiliate of Aurora Capital Partners, a private equity firm, in August 2022

•	Charlotte’s Web Holdings, Inc. (TSX: CWEB) a leading provider of CBD wellness products, from September 2020 – February 2024

Education

•	M.B.A. from Boston University, concentration in Finance

•	A.B. in Art History from Brown University

Relevant Skills

•
Medical Devices/Pharmaceutical Experience, R&D/Innovation Experience, Manufacturing Experience and Commercialization/Marketing Expertise – gained through her more than thirty-five years of experience in the global life science research, pharmaceutical, biotech and clinical diagnostics industries, including senior roles at MilliporeSigma, SeraCare Life Sciences and Aushon Biosystems and her proven record of driving operational efficiency and productivity, successfully scaling commercial operations, enhancing profitability by streamlining, restructuring and consolidating operations, and delivering sustained revenue and cash flow growth at multiple companies

•	Financial Oversight/Accounting Expertise – as a result of her education, financial-based roles during her career and serving on audit committees of several companies

•	Public Company Governance/Corporate Responsibility Expertise – obtained through her significant experience in serving on the boards of directors of other public companies

•	Ms. Vogt also brings Regulatory Expertise, Human Capital Management Expertise, and International/Global Business Experience to the Board

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 22, 2024:
Name	Position	Age
Cheryl R. Blanchard, Ph.D.	President and Chief Executive Officer	59
Michael L. Levitz	Executive Vice President, Chief Financial Officer and Treasurer	50
David B. Colleran	Executive Vice President, General Counsel and Secretary	52
Anne M. Nunes	Senior Vice President, Chief Operations Officer	55

Our executive officers are appointed by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows. Dr. Blanchard’s biography is included above in the section titled ‘Directors’.

Michael L. Levitz was appointed Executive Vice President, Chief Financial Officer and Treasurer in August 2020. Mr. Levitz served as the Senior Vice President, Chief Financial Officer and Treasurer of Insulet Corporation, a publicly traded, global medical device and drug delivery company, from 2015 to May 2019. From 2009 to 2015, Mr. Levitz was the Senior Vice President, Chief Financial Officer and Treasurer of Analogic Corporation, a global provider of medical guidance, diagnostic imaging, and threat detection equipment. Previously, during his seven years with Hologic, Inc. and Cytyc Corporation (which merged with Hologic), Mr. Levitz served in various capacities including Vice President and Corporate Controller. Mr. Levitz began his career in the high technology audit practice at Arthur Andersen LLP. Mr. Levitz earned his Bachelor of Arts in Business Economics, with emphasis in Accounting, from the University of California Santa Barbara and is a certified public accountant.

David B. Colleran was appointed Executive Vice President, General Counsel and Secretary in March 2020. Most recently, Mr. Colleran served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer at Insulet Corporation, a publicly traded, global medical device and drug delivery company, from July 2015 through March 2019. Prior to that, from 2010 to 2015, he held the role of Vice President and General Counsel of the Medical Supplies segment, and from 2006 to 2010, he held the role of Associate General Counsel, both at Covidien, a global manufacturer of medical devices and supplies acquired by Medtronic in 2015. Prior to that, he was Corporate Counsel at Ocean Spray Cranberries. Mr. Colleran began his career as a corporate attorney at the law firm Choate, Hall & Stewart. Mr. Colleran holds a B.A. in Political Science from Boston College and a J.D. from Boston College Law School.

Anne M. Nunes was appointed Senior Vice President, Chief Operations Officer in June 2023. Prior to her appointment as Senior Vice President, Chief Operations Officer, Ms. Nunes was our Vice President of Operations since September 2021. Prior to joining the Company, from 2019 to 2021, Ms. Nunes served as Senior Vice President of Global Operations at Smith & Nephew, a global portfolio medical technology company focused on the repair, regeneration and replacement of soft and hard tissue. From 2012 to 2019, Ms. Nunes held roles of increasing responsibility with Smith & Nephew, including Senior Vice President of Process Optimization, Vice President of Supply Chain for the Advance Surgical Devices division, and Chief Information Officer of the Sports Medicine business. Prior to 2012, Ms. Nunes held positions at Biogen Idec, a global biotechnology company that pioneers science and drives innovations for complex and devastating diseases, and Eli Lilly & Co., a pharmaceutical company. Ms. Nunes holds a Bachelor of Science in Chemistry from the University of Illinois and a Masters of Business Administration from Boston University.

Family Relationship

There are no family relationships among any of our directors and executive officers.

Corporate Governance and Board Matters

The Board of Directors annually reviews the independence of all non-employee directors. In 2020, the Board established categorical standards consistent with the corporate governance standards of NASDAQ to assist the Board in making determinations of the independence of Board members. A copy of our Standards for Director Independence, which was adopted by the Board in April 2020, is available on the investor relations portion of our website at https://ir.anika.com/governance-documents. These categorical standards require that, to be independent, a director may not have a material relationship with our Company. Even if a director meets all categorical standards for independence, the Board reviews other relationships with Anika in order to conclude that each independent director has no material relationship with Anika either directly or indirectly.

The Board has determined that each of the continuing directors and director nominees, other than our President and Chief Executive Officer, Cheryl R. Blanchard, Ph.D., is “independent” within the meaning of the director independence standards of NASDAQ and the SEC. The Board based these determinations primarily on a review of the responses of each director and director nominee to questions regarding employment and compensation history, affiliations, and family and other relationships, and on other relevant discussions with the directors and director nominees.

Independent directors meet regularly in executive sessions without management participation. The executive sessions generally occur in connection with regularly scheduled meetings of the Board and committees of the Board, and at other times the independent directors deem appropriate. The executive sessions are chaired either by the Chair of the Board or by the Chair of the Board committee, as applicable.

The Board and its committees review matters related to our corporate governance periodically at regularly scheduled meetings. The Board’s review process includes an evaluation of our bylaws, committee charters, diversity programs, corporate social and environmental responsibility initiatives, and other matters related to our governance. During this review, the Board assesses input from management and outside consultants as appropriate to discern whether any actions should be taken on any of these topics. Furthermore, the Board conducts periodic evaluations that focus on the effectiveness of the Board as a whole and of its committees. Board members complete a detailed questionnaire that provides for quantitative rankings in key areas and seeks subjective comments in each of those areas. In addition, members of each Board committee complete a detailed questionnaire to evaluate how well their committee is operating and to make suggestions for improvement. The evaluation process is managed by the Chair of the Governance and Nominating Committee, with advice and assistance from outside counsel. Outside counsel may conduct separate, confidential interviews with some or all of the directors to follow-up on responses and comments reflected in the questionnaires to the extent it is determined helpful or necessary. An anonymized summary of the principal findings from the evaluation process is prepared by outside counsel and is used as the basis for self-assessment discussions by the Board and its committees.

The Board met 13 times during 2023. Each of the directors attended at least 75% of the of the Board meetings in 2023 during the director’s term.

Our annual meetings of stockholders are generally held to coincide with one of the Board’s regularly scheduled meetings.

The Board’s Leadership Structure

In connection with Jeffery Thompson’s announcement in February 2024 of his planned retirement from the Board effective as of the end of his current term at the 2024 Annual Meeting, John B. Henneman, III was appointed as the Chair of the Board effective February 24, 2024. Separating the roles of Chair of the Board and Chief Executive Officer allows our Chief Executive Officer to focus on the strategic management of our day-to-day business, while allowing the Chair of the Board to focus on leading the Board of Directors in its fundamental role of providing advice to, and independently overseeing, management. The Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to the position in the current business environment, as well as the commitment required to serve as Chair of the Board, particularly as the Board’s oversight responsibilities continue to grow. The Board believes that having separate positions, with an independent, non-executive director serving as Chair of the Board, is the appropriate leadership structure for our Company at this time and allows the Board to fulfill its role in maintaining independence from management.

The Board’s Role in Environmental, Social and Governance (ESG) Oversight

The Board of Directors believes that our Company has a broad responsibility that takes into account the positive effect we seek to have on the people we employ, serve and support, and the environment and the communities where we live and work. The full Board has oversight of our environmental, social and governance, or ESG, initiatives, which are the direct responsibility of a cross-functional group comprised of members of our senior management team under the leadership of our Vice President, Investor Relations, ESG and Corporate Communications.

The Board’s Role in Risk Oversight

The role of the Board of Directors in our risk oversight process includes receiving reports from management and the Chairs of Board committees on areas of material risk to our Company, including operational, financial, commercial, legal, regulatory, strategic, cybersecurity and reputational risks. The Board has delegated primary responsibility to the Audit Committee to review these matters and discuss with management the process by which management assesses and manages our risk exposure, risk management, and risk mitigation strategies. The Audit Committee also works with other committees to assess areas of risk under the particular purview of those committees. When the Audit Committee receives a report from management or another committee, the Chair of the Audit Committee reviews the matter and then summarizes the review in a presentation to the full Board. This enables the Board and its committees to coordinate the risk oversight role to ensure that all directors receive all significant risk-related information. The Board also administers its risk oversight function through the required approval by the Board (or a committee of the Board) of significant transactions and other material decisions and through regular periodic reports from our independent registered public accounting firm and other outside consultants regarding various areas of potential risk, including, among others, those relating to our internal controls and financial reporting. In addition, as part of its charter, the Audit Committee discusses with management significant financial and operational risks and exposures, as well as the steps management has taken to minimize those risks. This includes the oversight and management of cybersecurity risks through the review of data management and security initiatives and significant existing and emerging cybersecurity risks, including material cybersecurity incidents and their impact on the Company.

Board Committees

The Board of Directors currently has four standing committees:

•         Audit Committee;
•         Compensation Committee;
•         Governance and Nominating Committee; and
•         Capital Allocation Committee.

The membership of each standing committee was as follows as of April 22, 2024:

Director	Audit	Compensation	Governance and Nominating	Capital Allocation	Independent Under SEC Rules	Financial Expert Under SEC Rules
Sheryl L. Conley	✓	✓			✓
Gary P. Fischetti		✓		✓	✓
John B. Henneman, III		Chair	✓	✓	✓
Glenn R. Larsen, Ph.D.		✓	✓		✓
Stephen O. Richard	Chair			Chair	✓	✓
Jeffery S. Thompson					✓
Susan L. N. Vogt	✓		Chair		✓	✓

The Board has adopted a written charter for the Audit Committee, Capital Allocation Committee, Compensation Committee, and Governance and Nominating Committee, each of which is reviewed yearly by that committee. You can find these charters on the investor relations portion of our website at https://ir.anika.com/board-committees.

Audit Committee

Role and Key Responsibilities

☑	Overseeing accounting and financial reporting processes

☑	Overseeing audits of our financial statements and internal controls

☑	Taking, or recommending that the Board of Directors take, appropriate action to oversee the qualifications, independence and performance of our independent registered public accounting firm

☑	Leading the review of our risk management processes and exposure to financial and operational risks

☑	Overseeing the management of cybersecurity risks through the review of data management and security initiatives and significant existing and emerging cybersecurity risks, including material cybersecurity incidents, the impact on the Company and its stakeholders of any significant cybersecurity incident, and any disclosure obligations arising from any such incidents

☑	Preparing an Audit Committee report, as required by the SEC, for inclusion in our annual Proxy Statement

☑	Selecting, retaining, overseeing, and, when appropriate, terminating our independent registered public accounting firm

☑	Conferring with the independent registered public accounting firm and reporting to the Board regarding the scope, method, and result of the audit of our books and records

☑	Reviewing and discussing proposed earnings press releases and financial information and guidance proposed to be provided to investors

☑	Establishing, overseeing and periodically reviewing procedures for complaints regarding accounting or auditing matters

☑	Establishing and monitoring a policy relative to non-audit services provided by the independent registered public accounting firm in order to ensure the firm’s independence

The Audit Committee held 8 meetings in 2023. Each of the members attended all of the Audit Committee meetings held in 2023 while the member served on the Audit Committee. The Audit Committee holds separate sessions of its meetings, outside the presence of management, with our independent auditor in conjunction with each regularly scheduled Audit Committee meeting in which the independent auditor participates. During 2023, the Audit Committee regularly met privately with our management and held executive sessions with only non-employee directors in attendance as appropriate. No director is eligible to serve on the Audit Committee if that director simultaneously serves on the audit committees of three or more other public companies.

The current members of the Audit Committee are Stephen O. Richard, who serves as Chair, Sheryl L. Conley, and Susan L. N. Vogt. The Board has determined that each member is independent, as defined for purposes of the SEC and NASDAQ, is financially literate, and has the requisite financial sophistication to serve on the Audit Committee. The Board has also determined that each of Mr. Richard and Ms. Vogt qualifies under SEC rules as an “audit committee financial expert,” which designation is an SEC disclosure requirement related to their experience and understanding of certain accounting and auditing matters. The designation does not impose upon either of the members any duties, obligations, or liabilities that are greater than those otherwise imposed on them as members of the Audit Committee and the Board.

Capital Allocation Committee

Role and Key Responsibilities

☑	Supporting and making recommendations to the Board regarding capital allocation across business segments and between internal investments and return of capital to stockholders

☑	Reviewing and discussing with management the capital structure and debt levels of the Company

☑	Reviewing and discussing with management short- and long-term financing plans, including debt and equity financing and use of securitization facilities

☑	Reviewing and discussing with management capital allocation priorities with a view to enhance long-term stockholder value, including use of available funds for business and/or capital investments, stock repurchases, or dividends

☑	Serving as an advisory group to the Board and providing the Board with regular updates

The Capital Allocation Committee held 2 meetings in 2023. Each of the members attended all of the Capital Allocation Committee meetings held in 2023 while the member served on the Capital Allocation Committee.

In 2023, the members of the Capital Allocation Committee were Jeffery S. Thompson, who served as Chair, Gary P. Fischetti, and John B. Henneman, III. The current members of the Capital Allocation Committee are Stephen O. Richard, who serves as Chair, Gary P. Fischetti, and John B. Henneman, III.

Compensation Committee

Role and Key Responsibilities

☑	Managing our overall compensation philosophy, structure, policies, processes, procedures, and programs

☑	Reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers

☑	Reviewing the performance of and determining the compensation of the Chief Executive Officer

☑	Reviewing the performance of and determining, with the advice and assistance of the Chief Executive Officer, the compensation of our executive officers other than the Chief Executive Officer

☑	Annually reviewing and recommending to the Board of Directors compensation for non-employee directors

☑	Overseeing our overall compensation programs, including the granting of awards under our equity incentive plans

☑	Preparing a report on executive compensation for inclusion in our annual Proxy Statement or other corporate governance filing, as applicable

☑	Reviewing, discussing with management and any compensation consultant, and recommending the inclusion of disclosures under “Compensation Discussion and Analysis” in our Proxy Statement or other corporate governance filing, as applicable

☑	Periodically conducting a risk assessment to evaluate whether forms of pay encourage unnecessary or excessive risk taking and assisting the Audit Committee in assessing and managing potential risks created by our compensation practices, policies and programs

☑	Reviewing, approving, recommending to the Board for approval, and considering the results of stockholder advisory “say-on-pay” and “say-on-frequency” votes and reviewing and recommending to the Board whether to submit a stockholder advisory vote on certain acquisition-related compensation arrangements

☑	Appointing, retaining, compensating, terminating, and overseeing the work of any compensation consultant or other compensation advisor, as well as considering the independence of any compensation consultant or other compensation advisor

The Compensation Committee held 7 meetings in 2023. Each of the members attended at least 75% of the Compensation Committee meetings held in 2023 while the member served on the Compensation Committee. During 2023, the Compensation Committee regularly held executive sessions with only non-employee directors in attendance as appropriate, including when evaluating the performance of Dr. Cheryl R. Blanchard.

The current members of the Compensation Committee are John B. Henneman, III, who serves as Chair, Sheryl L. Conley, Gary P. Fischetti and Glenn R. Larsen, Ph.D. The Board has determined that each current member of the Compensation Committee is independent, as defined in the listing standards of NASDAQ.

Governance and Nominating Committee

Role and Key Responsibilities

☑	Recommending to the Board of Directors the criteria for Board and committee membership

☑	Identifying, evaluating, and recommending nominees to stand for election as directors at each Annual Meeting of Stockholders, including incumbent directors and candidates recommended by stockholders

☑	Developing succession plans for the Board, the Chief Executive Officer and other executives

☑	Coordinating performance evaluations of the Board and its standing committees

☑	Recommending to the Board assignments of directors to each Board committee and monitoring compliance with Board and committee membership criteria

☑	Overseeing and administering Board education programs

☑	Overseeing corporate governance affairs of the Board and our Company

The Governance and Nominating Committee held 2 meetings in 2023. Each of the members attended all of the of the Governance and Nominating Committee meetings held in 2023 while the member served on the Governance and Nominating Committee. During 2023, the Governance and Nominating Committee regularly held executive sessions with only non-employee directors in attendance as appropriate. In 2023, the Governance and Nominating Committee focused on reviewing the skill set of the Board members as a whole to ensure that the Board represents a balanced skill set enabling appropriate Board oversight of our Company in relation to our industry, strategic plan and stockholder alignment.

The current members of the Governance and Nominating Committee are Susan L. N. Vogt, who serves as Chair, John B. Henneman, III, and Glenn R. Larsen, Ph.D. The Board has determined that each current member of the Governance and Nominating Committee is independent, as defined in the listing standards of NASDAQ.

Board Membership Qualifications and Procedures

When considering candidates for director, the Governance and Nominating Committee takes into account a number of factors, including the following minimum qualifications: the nominee (a) shall have the highest personal and professional integrity, (b) shall have demonstrated exceptional ability and judgment, and (c) shall be most effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the stockholders. In addition, the Governance and Nominating Committee takes into consideration such other factors as it deems appropriate, including any direct and applicable experience in the biotechnology, pharmaceutical, medical device, and/or life sciences industries, or in the markets in which we operate. The Governance and Nominating Committee may also consider, among other things, the skills of the candidate, his or her availability based on other commitments, including those related to other boards or committees that the candidate is involved with, the candidate’s depth and breadth of experience or other background characteristics, and his or her independence.

In addition to the considerations above, the Board strongly believes that diversity is an important component of a successful and effective board of directors and good corporate governance, including diversity of background, skills, experience, gender, race, and ethnicity. The Governance and Nominating Committee, guided by its charter, assesses and considers the diversity of the Board prior to nominating candidates and seeks to identify director candidates who will enhance the Board’s overall diversity. The Governance and Nominating Committee and the Board select candidates on the basis of qualifications and experience without discriminating on the basis of race, color, national origin, gender, sex, sexual preference, or religion. Accordingly, it is the practice of the Governance and Nominating Committee to include, and we request that any search firms we engage include, candidates with diversity in gender and demographic backgrounds in any pool from which the Governance and Nominating Committee selects director candidates. We believe that our current Board members collectively reflect a broad range of knowledge, expertise, and experience in the disciplines that impact our business.

Our bylaws include a procedure that stockholders must follow to nominate a person for election as a director at an annual meeting of stockholders. The bylaws require that timely notice of the nomination in proper written form, including all required information as specified in the bylaws, be mailed to the Governance and Nominating Committee in care of our Chief Executive Officer, Anika Therapeutics, Inc., 32 Wiggins Avenue, Bedford, Massachusetts 01730. A copy of our bylaws can be viewed on the investor relations portion of our website at https://ir.anika.com/governance-documents. The Governance and Nominating Committee will consider director nominees recommended by stockholders in accordance with the Anika Therapeutics, Inc. Policy and Procedures for Stockholder Nominations to the Board, a copy of which is available on the investor relations portion of our website at https://ir.anika.com/governance-documents. Recommendations should be submitted to our Secretary in writing at Anika Therapeutics, Inc., 32 Wiggins Avenue, Bedford, Massachusetts 01730, along with additional required information about the nominee and the stockholder making the recommendation. The Governance and Nominating Committee may solicit recommendations for candidates for directors from non-management directors, the Chief Executive Officer, other executive officers, third-party search firms, and such other sources as it deems appropriate, including stockholders. The Governance and Nominating Committee will review and evaluate the qualifications of all such proposed candidates in the same manner and without regard to the source of the recommendation.

Communications with Directors

The Board of Directors seeks input from a wide variety of sources to inform their work, including from stockholders. The Board welcomes stockholder input via voting, via participating in our annual meetings of stockholders, via our stockholder engagement program, and, more formally, via mail. If you wish to communicate with any of our directors, or the Board as a group, you may do so by writing to the individual director or to the Board, in care of our Chief Executive Officer, Anika Therapeutics, Inc., 32 Wiggins Avenue, Bedford, Massachusetts 01730. We recommend that all correspondence be sent via certified U.S. mail, return receipt requested. All correspondence received by the Chief Executive Officer will be forwarded to the appropriate addressee. Communications involving substantive accounting or auditing matters will be forwarded to the Chair of the Audit Committee. Communications that pertain to non-financial matters will be forwarded to the relevant director.

Our Code of Business Conduct and Ethics

The Board of Directors has adopted the Anika Therapeutics, Inc. Code of Business Conduct and Ethics to clarify, disseminate, and enforce the requirement and expectation that all of our officers, directors, and employees worldwide conduct our business in an honest and ethical manner and in compliance with all applicable laws and regulations. The Code of Business Conduct and Ethics applies to all of our officers, directors, and employees worldwide, including our Chief Executive Officer and Chief Financial Officer. It is our goal to aid our employees and Board members in making ethical and legal decisions when conducting Company business and performing daily duties. We cannot anticipate every situation an employee or Board member may face when conducting business on behalf of our Company, and we therefore encourage our employees and Board members to speak with any one of several Company representatives when he or she encounters situations giving rise to a question or concern regarding compliance with our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics can be viewed on the investor relations portion of our website at https://ir.anika.com/governance-documents.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors, executive officers and holders of more than 10% of the Company’s common stock (the Reporting Persons) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it from January 1, 2023 to the present, the Company believes that no Reporting Person filed a late report during the referenced timeframe. While we are not aware of any late filings, the Form 3 filing for Anne M. Nunes made on June 26, 2023 incorrectly reported the Amount of Securities Beneficially Owned under Table I, Column 2 as 3,293 shares. That amount was corrected to 4,777 shares in a Form 3/A filed on January 12, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes and analyzes the material elements of the 2023 compensation for our named executive officers, or NEOs, determined in accordance with SEC rules, as follows:

Name	Title (as of December 31, 2023)
Cheryl R. Blanchard, Ph.D.	President and Chief Executive Officer
Michael L. Levitz	EVP, Chief Financial Officer, and Treasurer
David B. Colleran	EVP, General Counsel, and Secretary
Anne M. Nunes	Senior Vice President, Chief Operations Officer

Our Company

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

We have more than thirty years of global expertise developing, manufacturing and commercializing products based on our hyaluronic acid, or HA, technology platform. In early 2020, we enhanced our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine and instrumentation solutions provider, and Arthrosurface Incorporated, or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions have been part of the transformation of our company by augmenting our HA-based OA pain management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist. In addition, these acquisitions expanded our product development expertise in the regenerative solutions space.

Executive Summary

Our Fiscal Year 2023 Business Performance

Our 2023 key accomplishments included:

•	Increased revenue for fiscal 2023 by 7% to $166.7 million, above the $158 to $163 million guidance for the year;

•	Achieved Adjusted EBITDA margin for the year of 9%, above the low single-digit percent guidance for the year;

•	Generated record annual revenues of $101.9 million in OA Pain Management on global growth of our Monovisc single injection viscosupplement;

•	Continued double-digit international growth of our Cingal next generation non-opioid single injection pain product;

•	Successfully initiated the limited market release of the Integrity Implant System, our HA-based regenerative rotator cuff patch system;

•	Fully enrolled Phase III clinical trial for Hyalofast, our HA, off-the-shelf, single-stage cartilage repair product, designated as a breakthrough device by the FDA, with a modular PMA submission with break-through device designation commencing in 2024, and a final PMA module filing expected in 2025 with product launching by 2026;

•	Launched the PEEK version of our X-Twist Fixation System, followed by our Biocomposite version launched in early 2024, which together address the more than $600 million U.S. rotator cuff market;

•	Conducted a Type C meeting with the FDA in early 2023, with ongoing interactions with the FDA regarding proposed non-clinical next steps toward Cingal U.S. regulatory approval;

•	Entered full market release of our RevoMotion Reverse Shoulder Arthroplasty System in September 2023, expanding our shoulder arthroplasty portfolio into the more than $1 billion U.S. reverse shoulder market; and

•	Announced planned cost reductions, executed in the first quarter of 2024, to accelerate our pivot to profitability and expansion of Adjusted EBITDA following improved operational progress in 2023, including launching key products and addressing EU Medical Device Regulations, MDR, requirements.

2023 Compensation Highlights

As described more fully below, we made compensation decisions for our NEOs for 2023 that reflect our ongoing commitment to align our executive compensation program with the interests of our stockholders.

•	Our Executive Compensation Program is Predominantly At-Risk and Performance-Based – Approximately 83% of our CEO’s and approximately 69% of our other NEOs’ actual 2023 compensation* was variable and at risk, tied to our stock price performance or achievement of rigorous performance objectives that are important to the creation of long-term stockholder value.

* Ms. Nunes was promoted to Senior Vice President, Chief Operations Officer in June 2023 and her compensation data is excluded.

•	Significant Ratio of Incentives are Long-Term Focused to Foster Alignment with Our Stockholders – 2023 equity awards granted to the CEO and other NEOs, except Ms. Nunes who became a named executive officer mid-year, were evenly split between performance-based stock options in the form of premium-priced stock options with an exercise price set at 110% of fair market value on the grant date, and time-vesting restricted stock units. The Compensation Committee believes the structure of the long-term incentives balances retention, the motivation of long-term value creation and the alignment of executive interests with those of our stockholders.

•	Annual Bonuses for 2023 Performance Paid Out Below Target Reflecting Commitment to Pay for Performance – In approving the payout under the 2023 annual bonus program, the Compensation Committee considered financial performance results achieved in 2023, as described above, including revenue growth, strong balance sheet management, adjusted EBITDA growth, our strategic investments in the development and rollout of a growing product portfolio, process and system improvements, and delivering on our commitment to improved employee engagement and culture throughout the organization. As part of its assessment, the Compensation Committee also considered that target performance was not achieved under one Customer and Product metric and one People and Culture metric. On balance, the Compensation Committee approved a corporate bonus payout of 94.5% of target for our NEOs, which it viewed to be aligned with financial and operational results achieved in 2023. Based on the individual performance results, final bonus payouts were 95.6% of target for each of Messrs. Colleran and Levitz, 93.1% of target for Ms. Nunes, and there were no adjustments for Dr. Blanchard.

•	CEO Realizable Compensation on a One- and Three-Year Basis is Significantly Below Reported Compensation Values – Consistent with our commitment to aligning executive compensation with our stockholders’ experience, our CEO’s realizable compensation on a one- and three-year basis was 40% and 42% below the reported compensation levels.

Reported Compensation Value reflects: Base salary, target annual bonus values, and reported grant date fair values of annual equity awards.
Realizable Compensation Value reflects: Base salary earned, actual annual bonus payout values, and the value of equity compensation realized upon vesting based on the closing stock price on the vest date, with those tranches not yet vested valued at the 12/29/2023 closing stock price of $22.66. Premium-priced options, both vested and unvested portions, for all three years were “underwater” as of 12/29/2023.

Advisory Vote to Approve Executive Compensation and Stockholder Outreach

At the 2023 Annual Meeting of Stockholders, approximately 89% of votes cast were in favor of our executive compensation program. The Board and the Compensation Committee viewed this strong support as an indicator of general approval of our approach to executive compensation.

We maintain an annual stockholder engagement program to provide regular updates to our stockholders about our performance and to solicit their feedback, including outreach specifically on our executive compensation program. In May and June 2023, we contacted stockholders collectively representing over 80% of our outstanding common stock and engaged with stockholders representing approximately 40% of our outstanding common stock. During those engagements, we discussed our compensation philosophy, performance, strategy, capital allocation, corporate governance and ESG initiatives, and our stockholders were generally supportive of our approach to our executive compensation program.

We welcome, appreciate and will continue to solicit feedback from our stockholders, and will continue to consider this feedback as we seek to enhance our compensation program and related narrative disclosure, including the information provided in the following discussion.

Compensation Philosophy

The Compensation Committee oversees our overall compensation program and approves our compensation policies. The overriding goal of our compensation program is to drive long-term high performance and increase stockholder value through our pay programs and corporate culture. As a result, the Compensation Committee incorporates performance into many aspects of our compensation program, including pay levels, incentive payouts, and pay opportunities. Corporate and individual goals are set through our yearly budgeting and strategic planning processes and these goals are ultimately reviewed and approved by the Board of Directors prior to, or at the beginning of, each year.

The Compensation Committee, utilizing the structure of our compensation program and, as appropriate, its discretion, implements our executive compensation program to reward our NEOs when their performance meets or exceeds established goals. A significant portion of each NEO’s incentive compensation is weighted towards the management team’s achievement against targeted goals (rather than individual performance), so that if we meet or exceed our goals, the team earns compensation at or above target levels. Conversely, if the team fails to meet the minimum thresholds, they will not be awarded the targeted components of the performance-based compensation.

As a general matter, the Compensation Committee uses compensation data from the annual compensation study of competitive peer companies to inform its decisions about overall compensation opportunities and specific compensation elements. Additionally, the Compensation Committee uses multiple reference points when establishing targeted compensation levels, and it does not benchmark specific elements or total compensation to a specific level or percentile relative to peer companies or the broader market.

Rather than rely on a specific formula-based model, the Compensation Committee applies judgment and discretion in establishing targeted pay levels, considering not only competitive market data, but also factors such as company, business, and individual performance, scope of responsibility, critical needs and skill sets, leadership potential, and succession planning. The Compensation Committee believes that retaining this discretion gives the Compensation Committee the ability to more accurately reflect factors and individual contributions that cannot be absolutely quantified. The Compensation Committee also considers our primary physical location near Boston, Massachusetts, the high level of competition for highly qualified life sciences employees in that geographic area, and the need to remain competitive with the compensation offered by other life sciences companies to ensure the successful recruitment and retention of top performing executives and employees, all of which have become more challenging in recent years.

We have designed our compensation program to:

•	Motivate and reward our executives to achieve or exceed our financial and operating performance objectives;

•	Propel our business forward through a focus on operational excellence and execution of our business strategy;

•	Link each NEO’s compensation with specific business objectives;

•	Align each NEO’s compensation with the interests of long-term stockholders by tying a significant portion of total compensation opportunity to the value of our stock;

•	Reinforce accountability and cooperation by tying a significant portion of total NEO compensation to overall Company performance;

•	Attract and retain talented leaders who can drive and implement our growth, transformation, and operational excellence strategies;

•	Reward individual performance and accomplishments; and

•	Keep the compensation packages competitive with those of our peers and other companies with whom we compete for highly-skilled top talent.

Key Compensation Policies and Practices

Key Features

We believe that our executive compensation program includes key features that align the performance and objectives of the NEOs and our Company with the interests of our stockholders and does not include features that misalign NEO and corporate objectives with stockholder interests. During 2023, we arranged our compensation program in accordance with the practices set forth below:

What We Do

☑	Link a significant portion of NEO compensation to Company performance

☑	Align a significant portion of NEO compensation with stockholders’ interests through long-term incentives, including historical grants of performance-based awards with exclusively multi-year performance metrics and grants in 2023 of performance-based awards in the form of premium-priced stock options with a 3-year vesting period

☑	Structure our equity grants to the NEOs to be evenly divided between time-vesting and performance-based awards (excepting the equity grants made to Ms. Nunes in March 2023, prior to her appointment as an NEO, which grants were divided 67% time-vesting and 33% performance-based awards)

☑	Balance short-term and long-term incentives

☑	Require NEOs to own significant amounts of stock through robust stock ownership guidelines

☑	Include minimum vesting requirements for equity awards in our equity incentive plan, subject to certain exceptions

☑	Incorporate double-trigger vesting upon a change in control for all equity awards to NEOs

☑	Cap annual cash bonus payouts at 1.5x target

☑	Utilize an independent compensation consultant annually to assist our assessment of our compensation program

☑	Solicit say-on-pay votes annually

What We Don’t Do

No automatic or guaranteed annual salary increases

No guaranteed short-term or long-term incentive awards

No repricing of stock options or SARs without stockholder approval

No hedging/pledging of our stock per our Insider Trading Policy

No “golden parachute” excise tax gross ups

No granting of stock options or SARs with an exercise price less than fair market value on the grant date

No pension or other special benefits

No perquisites

Key Performance Factors

In setting the compensation for our NEOs, the Compensation Committee relies primarily on our overall financial performance and an assessment of each individual’s performance and contribution to the achievement of our goals. The Compensation Committee seeks to align the metrics it uses in evaluating our executive compensation with the metrics that we use to evaluate our performance more generally, including those metrics that we publicly disclose.

In 2021, to reflect best market practice and preferences of our stockholders, the Compensation Committee began to use premium-priced stock options as a performance-based equity award to further align individual performance with our goals for growth and stockholder value appreciation. This practice was continued in 2023.

The Compensation Committee balances corporate goals and objectives, including certain financial metrics, product development, share price performance and individual performance, including, but not limited to, completion of strategic projects/transactions and new product releases, in making decisions on annual cash bonus payments. Additionally, the Compensation Committee considers the recommendations of the Chief Executive Officer in its review with regard to other NEO performance (other than the Chief Executive Officer) and resulting compensation decisions. In 2023, following the determination of the corporate bonus payout at 94.5% of target, to foster alignment with our stockholders, the Compensation Committee determined to apply certain individual performance adjustments to the bonus payouts for the NEOs, resulting in a total bonus payout of 94.5% of target for Dr. Blanchard, 95.6% of target for each of Messrs. Colleran and Levitz, and 93.1% of target for Ms. Nunes. The Committee recognized the commitment and leadership that the NEOs demonstrated throughout the year maintaining a healthy balance sheet with a focus on revenue and adjusted EBITDA, managing our strategic investments in the development and rollout of a growing product portfolio, driving process and system improvements, and delivering on our commitment to improve employee engagement and culture throughout the organization.

The Role of Compensation Consultant

In addition to corporate and individual performance metrics, the Compensation Committee weighs other quantitative factors, such as general compensation trends, in making compensation decisions. In this regard, the Compensation Committee periodically reviews surveys of executive compensation and information concerning compensation in general and at similarly situated companies. For the 2023 compensation cycle, the Compensation Committee elected to engage a new compensation consultant, Willis Towers Watson, or WTW, in 2022 to provide executive compensation consulting services to the Compensation Committee, to assist the Compensation Committee in selecting an appropriate peer group for compensation comparisons, and to perform an executive compensation review. The Compensation Committee assessed the independence of WTW under the applicable SEC and NASDAQ Listing Rules and concluded that the continued engagement of WTW did not raise any conflicts of interest and did not adversely affect WTW’s independence.

In completing its analysis for 2023, the Compensation Committee reviewed competitive data compiled by WTW from a peer group comprised of 17 companies in related businesses at similar stages of development and of similar size in terms of market capitalization and employee population (see Determination of the Compensation Peer Group below). The Compensation Committee also reviewed market data from the 2022 Radford Global Life Sciences Survey, or the Radford Survey, covering public biopharmaceutical and medical device companies. The Compensation Committee uses competitive compensation data from these peer company and industry reviews to inform its decisions about overall compensation opportunities and specific compensation elements.

Additionally, the Compensation Committee uses multiple reference points when establishing targeted compensation levels. While the Compensation Committee considers benchmarking data and may factor certain benchmarking data elements into its compensation decisions, it does not generally seek to benchmark specific compensation elements or total compensation to a specific level or percentile relative to the peer companies or the broader United States market. Rather than rely on a specific formula-based model, the Compensation Committee applies its judgment in establishing targeted pay levels, considering not only competitive market data, but also factors such as company, business, and individual performance, scope of responsibility, critical needs and skill sets, leadership potential, and succession planning.

The Compensation Committee believes this approach gives the committee the ability to more accurately reflect factors and individual contributions that cannot be absolutely quantified. The Compensation Committee also considers our primary locations near Boston, Massachusetts, the high level of competition for highly qualified life sciences employees in that area, and the need to remain competitive with the compensation offered by other life sciences companies to ensure the successful recruitment and retention of top performing executives and employees.

Determination of the Compensation Peer Group

With our compensation consultant’s assistance, the Compensation Committee reviews and adjusts our peer group annually to ensure that the industry data we review is relevant to our current and near-term future activities and goals. We believe that the adjustments we made to our 2023 peer group are appropriate to better reflect changes in our Company over time, based on our history of strong financial performance, growing product pipeline, commercial strategies, and our Global Industrial Classification System, or GICS, Code as a Biotechnology company. Given this dynamic, the Compensation Committee determined it was appropriate to blend biotechnology companies with medical device companies in a ratio of approximately 2/3 to 1/3, as we did for 2022. The Compensation Committee adopted the following peer group in November 2022 for use in 2023 compensation decisions:

Peer Group Companies
Biotechnology Companies	Medical Device Companies
Avid Bioservices, Inc.	Artivion, Inc.
Collegium Pharmaceutical, Inc.	Atrion Corporation
Heron Therapeutics, Inc.	AxoGen, Inc.
Karyopharm Therapeutics, Inc.	Bioventus Inc.
MacroGenics, Inc.	Orthofix, Inc.
MiMedx Group, Inc.	SurModics, Inc.
Organogenesis Holdings Inc.
Rigel Pharmaceuticals, Inc.
Travere Therapeutics, Inc.
Vanda Pharmaceuticals, Inc.
Vericel Corporation

2023 Compensation Decisions

Our 2023 NEO compensation was made up of three key components:

•	Base salary;

•	Annual cash bonus; and

•	Equity-based long-term incentive awards, generally in the form of performance-based stock options and time-based restricted stock units.

Aside from Cheryl R. Blanchard, Ph.D., each of the current NEOs is an at-will employee with terms of employment documented on our standard form of offer letter. For additional detailed information regarding the compensation of Dr. Blanchard resulting from her employment agreement with us, please see the section captioned “Other Compensation Matters – Dr. Blanchard’s Employment Agreement” below.

Base Salary

The first principal component of compensation for our executive officers is base salary, which is paid to our NEOs in recognition of the talents and the unique skills each NEO possesses and which are required to drive our Company toward achievement of its goals and objectives. Base salaries for our NEOs are subject to annual review by the Compensation Committee. For this purpose, the Compensation Committee considers a number of factors, including the individual’s level of responsibility, experience, and performance. The Compensation Committee also considers market practices as described above, taking into account any contractual obligations. Salaries are reviewed and determined at the discretion of the Compensation Committee on an annual basis, and there is no guaranteed year-over-year increase to any of the NEOs’ salaries.

For 2023, annualized base salaries and compensation increases, as applicable, for the NEOs are set forth below. All NEOs, except Ms. Nunes, received a limited 4.5% merit-based salary increase, which was consistent with our annual merit budget and largely in line with the rest of our employees. Ms. Nunes received a 6% merit-based salary increase in her role as Vice President, Operations, and a subsequent base salary increase in connection with her promotion to Senior Vice President, Chief Operations Officer in June 2023.

2023 Annualized Base Salary

Name	2022 Salary	2023 Salary		% Change
Cheryl R. Blanchard, Ph.D.	$695,100	$726,000		4.5%
Michael L. Levitz	$474,600	$496,000		4.5%
David B. Colleran	$449,700	$469,900		4.5%
Anne M. Nunes	$378,500	$440,000	(1)	16.0%
(1)
In February 2023, the Committee approved a 6% merit-based salary increase for Ms. Nunes in her role as Vice President, Operations, bringing her annualized 2023 salary to $401,200. In June 2023, Ms. Nunes was promoted to Senior Vice President, Chief Operations Officer and received a 9.6% increase, bringing her base salary to $440,000.

Annual Cash Bonus

The second principal component of our compensation policy for executive officers consists of cash bonuses, which are generally paid to our NEOs to motivate attainment of our near-term goals that are consistent with our long-term strategic plan.

Each NEO has a target annual bonus amount established by the Compensation Committee at the beginning of each year that is expressed as a percentage of the NEO’s base salary. In 2023, with the exception of the target for Anne M. Nunes, which changed from 35% to 45% in connection with her June 2023 promotion, these targets were unchanged from the prior year’s targets for individuals in similar positions. The Compensation Committee establishes the target bonus amounts consistent with the compensation philosophy described above, including consideration of market practices, and to provide, in its view, an appropriate balance between fixed (salary) and variable (bonus) cash compensation. The 2023 target bonus amounts for the NEOs were as follows:

2023 Annual Cash Bonus Targets

Name	% of Salary		Amount at Target
Cheryl R. Blanchard, Ph.D.	85%		$617,100
Michael L. Levitz	45%		$223,200
David B. Colleran	45%		$211,455
Anne M. Nunes	45	%(1)	$171,000	(2)
(1)	Represents target annual bonus percentage for Ms. Nunes in her role of Senior Vice President, Chief Operations Officer.
(2)	Represents a blended target bonus amount in connection with the promotion of Ms. Nunes in June 2023 to Senior Vice President, Chief Operations Officer.

Actual bonus amounts awarded are not formulaic and depend on the Compensation Committee’s assessment of both our business and individual NEO performance after the completion of each year. The Compensation Committee considers factors such as our financial performance, our overall operational performance, and our contribution to increasing stockholder value to determine an appropriate level of baseline cash bonus compensation for our NEOs. Once the Compensation Committee has established this baseline, it considers the applicable individual performance with respect to individual goals and contribution to overall Company performance to adjust each individual NEO’s cash bonus award.

2023 Annual Cash Bonus Payouts

After the completion of the 2023 fiscal year, the Compensation Committee, with the assistance of our Chief Executive Officer, reviewed the performance of the Company, as well as the individual performance of each executive officer (other than the CEO’s own performance). The accomplishments set forth in the Executive Summary section titled “Our Fiscal Year 2023 Business Performance” and below were considered in this review.

In 2023, we delivered strong financial results and achieved significant strategic and operational goals as set forth in the section captioned “Our Fiscal Year 2023 Business Performance” above, including among other achievements, the following:

(i)
delivered increased revenue for fiscal 2023 of 7% to $166.7 million, including delivering record annual revenues of $102 million in OA Pain Management on global growth of our Monovisc single injection viscosupplement, and continued double-digit international growth of our Cingal next generation non-opioid single injection pain product;

(ii)
completed the launch of the PEEK version of the X-Twist Fixation System, followed by the launch of the X-Twist Biocomposite Fixation System in Q1 2024, and entered into full market release of our new RevoMotion Reverse Shoulder Arthroplasty System;

(iii)
conducted a Type C meeting with the FDA with ongoing interactions between the Company and the FDA regarding proposed non-clinical next steps toward Cingal U.S. regulatory approval, and took steps to pursue potential commercial partnerships for Cingal in the U.S. and select Asian markets;

(iv)	initiated the limited market release of the Integrity Implant System; and
(v)	fully enrolled the Phase III clinical trial for Hyalofast with a planned modular premarket approval submission with break-through device designation commencing in 2024.

We entered 2024 with a healthy balance sheet having launched meaningful new products, achieved record annual revenue in OA pain management, made considerable progress in addressing the new MDR regulatory requirements in Europe and continued to dedicate our efforts toward driving value creation.

On balance, the Compensation Committee determined that while we outperformed on our financial goals and we continued to make strong overall business progress transforming our organization, especially in light of the ongoing impact of macroeconomic volatility and inflationary pressures, and continued disruption of our distributor and supply chain networks during 2023, we did not achieve expected performance levels on certain smaller components of our Customer and Product goals and People and Culture goals. As such, the Compensation Committee determined an initial corporate bonus payout of 94.5% of target appropriately reflected results achieved by the management team in 2023.

Final bonus payouts for our NEOs were subject to adjustment based on individual performance achievement against individual goals, which included a range of financial, commercial, regulatory, and employee engagement objectives tailored to each executive’s responsibilities, as well as contributions to overall Company performance. Overall, our NEOs had strong performance during the year and significantly contributed to our business and financial performance results with demonstrated commitment and leadership navigating the macroeconomic uncertainties and accelerating our progress, and the Compensation Committee determined to apply certain incremental additional positive adjustments for the payout for certain individual performances. The bonus targets based on annualized salary and final actual bonus amounts paid are presented in the table below.

2023 Cash Bonus Decisions

Name	Bonus Target	% Achieved	Bonus Paid
Cheryl R. Blanchard, Ph.D.	$617,100	94.5%	$583,160
Michael L. Levitz	$223,200	95.6%	$213,368
David B. Colleran	$211,455	95.6%	$202,183
Anne M. Nunes	$171,000	93.1%	$159,183

Long-Term Equity Incentive Program

The third principal component of our compensation policy for executive officers consists of grants under our equity incentive plan, which are generally provided to our NEOs to align their goals and objectives with the interests of our stockholders, to motivate attainment of our long-term strategic vision, and for retention purposes. Under our equity incentive plan, NEOs may be granted stock options or other forms of equity awards, including restricted stock awards and units, performance-based equity awards, and stock appreciation rights. Equity awards typically are approved at regularly scheduled Compensation Committee meetings, generally during the first quarter of each year given the meeting’s proximity to the beginning of the performance period for performance-based awards, and generally granted effective on the third full business day following our announcement of financial and business results for the completed prior fiscal year.

The amount and form of equity-based grants each year are determined by the Compensation Committee using the compensation philosophy described above, including the Compensation Committee’s informed judgment, and taking into account our performance, competitive market practices, past and expected individual performance achievements, past and expected contributions to overall Company performance, and the need to attract and retain talented executives in an extremely competitive environment who can drive and implement our transformation, growth and operational excellence strategies. For the last several years, the Compensation Committee has increasingly used performance-based equity awards to align the interests of our NEOs with those of our stockholders.

In 2023, our Chief Executive Officer was granted equity awards, the value of which was split approximately evenly between performance-based stock options in the form of premium priced stock options priced at 110% of fair market value on the grant date and time-vesting restricted stock units. Other NEOs, with the exception of Ms. Nunes who was not an executive officer at the time of grant, received a similar split in value as the CEO between time-vesting restricted stock units and performance based time-vesting stock options in the form of the same premium-priced stock options. The value of equity awards granted to Ms. Nunes in 2023 was split approximately 2/3 in time-based vesting restricted stock units and 1/3 in performance based time-vesting stock options in the form of the same premium-priced stock options. The restricted stock units and the premium-priced stock options vest in three equal annual installments beginning one year from the grant date. We believe premium-priced stock options granted with an exercise price of 110% of the fair market value of our common stock on the grant date inherently drive individual and Company performance, while strongly aligning executive interests with stockholder interests by generating stockholder value through increased stock performance over time.

For 2023, the Compensation Committee awarded the following balanced mix of time-vesting restricted stock units and premium-priced stock options:

Name(1)	Time-Vesting RSUs ($ Value)(1)	Premium-Priced Stock Options ($ Value)(1)
Cheryl R. Blanchard, Ph.D.	$1,829,963	$1,830,037
Michael L. Levitz	$537,500	$537,500
David B. Colleran	$500,000	$500,000
Anne M. Nunes(2)	$301,500	$148,500
(1)
The Committee typically makes value-based annual equity awards to our NEOs in which 50% of the total award value is granted as RSUs and 50% of the total award is granted as performance-based awards in the form of premium-priced stock options. The Committee approved the awards on February 15, 2023, and the awards were granted with an effective date of March 9, 2023. The Company applies a 20-day trailing average stock price to the grant date fair value of the awards to determine the number of shares granted as RSUs and premium-priced stock options on the grant date. As a result, the actual grant date fair value reported in the Summary Compensation Table below is different from the value of the award reported in this table.

(2)
At the time of this award, Ms. Nunes was still in her role as Vice President, Operations. The mix of time-vesting RSUs and premium-priced stock options granted to Ms. Nunes in 2023 is reflective of the standard mix granted to Vice Presidents at the time of the award. We anticipate aligning the mix of future equity award grants to Ms. Nunes in her current role as Senior Vice President, Chief Operations Officer with the mix of equity awards granted to other NEOs.

Other Compensation Matters

Employment and Executive Retention Agreements Effective at December 31, 2023

Prior to 2023, we had entered into an employment agreement with Cheryl R. Blanchard (as described below under “Dr. Blanchard’s Employment Agreement”) and executive retention agreements with each of the other NEOs. While the NEOs remain employed at-will, these agreements are intended to provide market-level severance compensation to be competitive with our peer group of comparable companies and to promote retention. We believe that these agreements are fair to the executives and to our stockholders because they provide relatively modest severance in exchange for the restrictive covenants that help protect our Company. These restrictive covenants include standard non-competition, non-solicitation, non-disparagement, and confidentiality restrictions. The agreements are discussed in connection with the “Potential Payments Upon Termination or Change in Control” table below.

Each agreement provides for severance benefits that may be triggered by an involuntary termination of employment by us without “cause” or by the executive for “good reason” (as defined in each agreement), or a qualifying termination. The level of severance benefits depends on whether the involuntary termination occurs during or outside of a change in control protected period that runs from three months before until 12 months after a change in control (as defined in each agreement). In addition, the agreements provide for full vesting of outstanding equity awards upon a qualifying termination occurring during the period from three months before until 12 months after a change in control for awards granted after January 29, 2019. Equity awards granted prior to January 29, 2019 will continue to vest in full upon the occurrence of a change in control in accordance with the award terms. Except as described in this paragraph and for certain equity grants made to Dr. Blanchard upon her appointment as our President and Chief Executive Officer, none of the equity grants made to our NEOs provide for accelerated vesting upon termination of their employment by us without “cause” or by the executive for “good reason.” If “golden parachute” excise taxes would be triggered by payments due in connection with termination during a change in control protected period, the agreements provide for a cut-back in the payments to avoid the excise tax, if the cut-back would result in a greater after-tax benefit to the executive.

The following summarizes the cash and health benefits (i.e., Company payment of premiums under our health plans) severance provided to the NEOs as of December 31, 2023:

Trigger	Type of Severance	CEO	CFO	EVP, GC	SVP, COO
Termination without cause or with good reason, not in connection with a change in control	Cash severance Health benefits	18 months’ salary 18 months at active employee rates	12 months’ salary 12 months at active employee rates	12 months’ salary 12 months at active employee rates	6 months’ salary 6 months at active employee rates

Termination without cause or with good reason, within 3 months before or 12 months after a change in control	Cash severance	2x the sum of 12 months’ salary plus target bonus	1.5x the sum of 12 months’ salary plus target bonus	12 months’ salary plus target bonus	9 months’ salary plus target bonus
	Health benefits	18 months at active employee rates	18 months at active employee rates	12 months at active employee rates	9 months at active employee rates

Dr. Blanchard’s Employment Agreement

Dr. Blanchard was appointed our President and Chief Executive Officer effective April 26, 2020. In connection with her appointment, we and Dr. Blanchard entered into an employment agreement effective as of April 23, 2020, or the Agreement. The Agreement has an initial term of April 26, 2020 through December 31, 2021, which automatically renews for successive 1-year periods unless either party elects nonrenewal in accordance with the Agreement. The Agreement provided for an initial annual base salary of $625,000 and a target annual bonus opportunity equal to 85% percent of annual base salary. In addition, the Agreement provided for the following initial equity awards: (i) a time-based restricted stock unit grant covering 73,726 shares, eligible to vest in equal annual installments over three years; (ii) a performance-based restricted stock unit grant covering 80,620 shares at target, eligible to vest up to 150% of the target shares on February 25, 2023; (iii) a time-based stock option grant covering 104,638 shares, eligible to vest in equal annual installments over three years; and (iv) a performance-based stock option grant covering 104,638 shares at target, eligible to vest up to 150% of the target shares based on our total stockholder return relative to a comparison group of companies set forth in the Agreement through December 31, 2022. In each case, vesting generally required Dr. Blanchard’s continued employment through the relevant vesting date. The Agreement provides for (i) reimbursement of reasonable business expenses, (ii) the payment of up to $10,000 in legal fees incurred by Dr. Blanchard in connection with the Agreement, (iii) participation in our benefit plans, and (iv) 30 paid vacation days per year. Under the Agreement, if Dr. Blanchard’s employment is terminated due to death, disability (as defined in the Agreement), by us without “cause” (as defined in the Agreement and including our nonrenewal of the term of the Agreement), or by Dr. Blanchard for “good reason” (as defined in the Agreement), Dr. Blanchard would become entitled to (i) 18 months of base salary, (ii) continued payment of Company premiums under our benefit plans for 18 months and (iii) if such termination is not due to disability and occurs prior to December 31, 2021, pro rata vesting of the time-based restricted stock unit grant and the time-based option grant described above. Notwithstanding the foregoing, if such a termination without cause or for good reason occurs within 3 months prior to or 12 months after a change in control (as defined in the Agreement), Dr. Blanchard would become entitled to (i) 2 times the sum of her base salary and her target annual bonus, (ii) continued payment of Company premiums under our benefit plans for 18 months and (iii) vesting of her equity awards. The performance-based restricted stock unit grant and each other award with a performance metric-based vesting condition (other than a total stockholder return-based vesting condition) would vest based on the greater of assumed target performance or actual performance measured through the date of termination. For the total stockholder return-based option grant (and any other award with a total stockholder return-based vesting condition), the applicable performance period would be shortened to end as of immediately prior to the change in control and performance would be measured at such time. Any such severance benefits under the Agreement are contingent on Dr. Blanchard entering into and not revoking a general release of claims in favor of our Company, our affiliates, and our service providers. Finally, the Agreement contains customary covenants related to non-competition and non-solicitation for 12 months following termination of employment, as well as customary covenants related to confidentiality, inventions and intellectual property rights.

Other Compensation

The NEOs are eligible to participate in our health and welfare programs, 401(k) plan with Company matching, and other benefit programs on the same basis as other employees. This includes our Deferred Compensation Plan, Employee Stock Purchase Plan, or ESPP, which stockholders approved at our 2021 Annual Meeting. Our ESPP provides the opportunity for all eligible U.S. based employees, including our NEOs, to purchase Company stock, further aligning management and stockholder interests.

Deductibility of Executive Compensation and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally limits our annual corporate tax deduction for compensation paid to each of our “covered employees” to $1 million. “Covered employees” include anyone who served as chief executive officer or chief financial officer during any part of a year and the next three most highly compensated named executive officers for that year. In addition, once a person is considered a “covered employee,” that person remains a covered employee in all subsequent years (including after the person leaves our service or changes roles). The American Rescue Plan Act of 2021 updated Section 162(m) of the Internal Revenue Code, effective in 2026, to expand the number of “covered employees” subject to the $1 million deduction limit to include the next five highest compensated employees; however this new group of employees will not retain the perpetual “covered employee” status and will be determined annually. Consequently, we generally will not be entitled to a U.S. tax deduction for compensation paid in any year to our named executive officers and our other “covered employees” in excess of $1 million. While considering tax deductibility as only one of several considerations in determining compensation, we believe that the tax deduction limitation should not compromise our ability to structure compensation programs that provide benefits to us that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes.

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 for our stock-based compensation awards, which requires us to measure the compensation expense for all share-based awards based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may realize no value from their awards.

We have not provided or committed to provide any NEO with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code. Section 280G and related sections of the Internal Revenue Code provide that an executive officer and certain persons who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A of the Internal Revenue Code also imposes additional significant taxes on the individual in the event that an executive officer, director or service provider of certain types receives “deferred compensation” that does not meet the requirements of Section 409A of the Internal Revenue Code.

Role of Management in Determining Compensation

The Compensation Committee, which is comprised entirely of independent directors, is responsible for establishing and implementing our executive compensation philosophy and for ensuring that the total compensation paid to our NEOs and other executives is fair, competitive and motivates high performance. The Compensation Committee is solely responsible for compensation decisions regarding our Chief Executive Officer. When making compensation recommendations for NEOs other than the Chief Executive Officer, the Compensation Committee requests and considers the advice and counsel of the Chief Executive Officer, given her direct day-to-day working relationship with those executives. Taking this feedback into consideration, the Compensation Committee will engage in discussions and make final determinations related to compensation paid to the NEOs.

Risk Considerations in Our Compensation Programs

The Compensation Committee believes that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on our Company.

Deferred Compensation Plan

We provide our U.S. based NEOs, as well as other key employees, with an opportunity to defer settlement of restricted stock unit awards granted to them in 2020 and thereafter. Participants may elect to defer up to 100% of their restricted stock unit awards. We implemented this program, and continue to maintain it, to remain competitive with market practices. No deferral elections have been made by NEOs.

Compensation Recovery Policy

Historically, all awards, amounts or benefits received or outstanding under the equity incentive plan by the NEOs have been subject to clawback, cancellation, recoupment, rescission, payback, reduction or other similar action in accordance with the terms of any clawback or similar policy or any applicable law related to such actions, as may be in effect from time to time. In accordance with the SEC’s adoption of the final “clawback rule,” effective January 27, 2023, requiring public companies to develop and implement a policy to recover excess incentive-based compensation from executive officers if amounts were based on material misstatements in financial reports, the Board adopted a Compensation Recovery Policy, effective November 27, 2023. The Compensation Recovery Policy covers our current and former executive officers, including all of our NEOs. Under the Compensation Recovery Policy, in the event that we are required to prepare a restatement of our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws, we are required to recover (subject to certain limited exceptions described in the Compensation Recovery Policy and permitted under the final clawback rules) any cash and/or equity incentive-based compensation received by any current or former executive officer after the effective date of the Compensation Recovery Policy and in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.

Prohibition on Hedging, Pledging, and Short Sales

Our Insider Trading Policy prohibits the NEOs from hedging or pledging our stock.

Stock Retention Guidelines

Our stock retention guidelines generally require each NEO to beneficially own certain amounts of our common stock. Generally, these guidelines require the Chief Executive Officer to beneficially own, at a minimum, the number of shares (or vested share equivalents) of common stock having a market value equal to three times the amount of his or her base salary. They require any other NEO to beneficially own, at a minimum, the number of shares (or vested share equivalents) of common stock having a market value equal to the amount of his or her base salary. Any individual initially designated as an executive officer has five years to achieve compliance. Each NEO is currently in compliance or within the five-year grace period. See the section captioned “Director and Executive Officer Stock Retention Guidelines” below for additional information.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Anika Therapeutics, Inc., or Anika, has reviewed and discussed with the management of Anika Therapeutics, Inc. the section entitled “Compensation Discussion and Analysis” contained in this Amendment. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Amendment. This report is submitted by the following independent directors who comprised the Compensation Committee as of December 31, 2023:

John B. Henneman, III, Chair	Sheryl L. Conley	Gary P. Fischetti	Glenn R. Larsen, Ph.D.

Executive and Director Compensation

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation information with respect to our NEOs for the years ended December 31, 2023, 2022 and 2021, respectively.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Cheryl R. Blanchard, Ph.D.	2023	726,000	583,160	1,614,708	1,509,736	26,196	4,459,800
President and Chief	2022	695,100	590,835	2,306,779	2,323,562	24,446	5,940,722
Executive Officer	2021	668,400	568,140	1,470,806	1,471,831	23,431	4,202,608
Michael L. Levitz	2023	496,000	213,380	474,262	443,420	24,756	1,651,818
EVP, Chief Financial Officer	2022	474,600	213,570	682,065	433,721	22,430	1,826,386
and Treasurer	2021	456,400	205,362	452,710	453,004	21,380	1,588,856
David B. Colleran	2023	469,900	202,194	441,189	412,475	24,756	1,550,514
EVP, General Counsel	2022	449,700	202,365	588,033	399,061	12,476	1,651,635
and Secretary	2021	432,400	194,597	375,598	375,853	22,064	1,400,513
Anne M. Nunes	2023	440,000	158,859	266,032	122,498	26,196	1,013,585
SVP, Chief Operations Officer
(1)	Unless otherwise stated, the amounts in this column represent the annual base salary approved for the executive by the Board of Directors. The base salary for Ms. Nunes represents her annual base salary upon her promotion to Senior Vice President, Chief Operations Officer on June 14, 2023. Prior to her promotion in June 2023, the annual base salary for Ms. Nunes was $401,200.
(2)	The amounts in this column represent discretionary cash bonuses earned in the indicated year, but paid in the following year. The bonus for Ms. Nunes is prorated based upon her promotion in June 2023. See the section in the Compensation Discussion and Analysis titled “Annual Cash Bonus” for additional details regarding the cash bonuses earned for 2023.
(3)	The amounts in this column reflect the grant date fair value computed with respect to the stock and option awards issued during the indicated year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718ASC Topic 718. See the information appearing in Note 14 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 for certain assumptions made in the valuation of stock and option awards. See the section in the Compensation Discussion and Analysis titled “Equity-Based Grants” for additional details regarding the stock and option awards issued in 2023.
(4)	Unless otherwise noted, these amounts constitute matching contributions to our Employee Savings and Retirement Plan (401(k) Plan) and group term life insurance premiums. Matching contributions to the 401(k) Plan in the indicated year were $23,100 to each of Dr. Blanchard, Messrs. Levitz and Colleran, and Ms. Nunes.

Grants of Plan-Based Awards in 2023

The following table sets forth each grant of equity awards under the equity incentive plan made to the NEOs during the year ended December 31, 2023. All such equity awards vest over a three-year period commencing on the first anniversary of the grant date.

Name		Grant Date	Approval Date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh) (1)	Grant date fair value of stock and option awards ($)(2)(3)
Cheryl R. Blanchard, Ph.D.		March 9, 2023	February 15, 2023	60,004			1,614,708
		March 9, 2023	February 15, 2023		130,998	$29.60	1,509,736
Michael L. Levitz		March 9, 2023	February 15, 2023	17,624			474,262
		March 9, 2023	February 15, 2023		38,475	$29.60	443,420
David B. Colleran		March 9, 2023	February 15, 2023	16,395			441,189
		March 9, 2023	February 15, 2023		35,790	$29.60	412,475
Anne M. Nunes	(4)	March 9, 2023	February 15, 2023	9,886			266,032
		March 9, 2023	February 15, 2023		10,629	$29.60	122,498
(1)	The option awards granted to our NEOs in 2023 are premium-priced stock options with an exercise price or base price of each option award equal 110% of the grant date closing stock price, as reported on the NASDAQ stock exchange.
(2)	This column represents the full grant date fair value of stock options and restricted stock unit awards under ASC 718 granted to each of the NEOs in the fiscal year ended December 31, 2023. Generally, the full grant date fair value is the amount that we will expense in our financial statements over the award's vesting period. For time-vesting restricted stock units, fair value was calculated using the closing price of our common stock on the grant date. For stock options, the fair value was calculated using the Black-Scholes value on the grant date. See the information appearing in Note 14 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 for certain assumptions made in the valuation of these awards.
(3)	Except as otherwise noted, the Company typically makes value-based annual equity awards to our NEOs in which 50% of the total award value is granted as RSUs and 50% of the total award is granted as performance-based awards in the form of premium-priced stock options. The Company applies a 20-day trailing average stock price to the grant date fair value of the awards to determine the number of shares granted as RSUs and premium-priced stock options on the grant date. Depending on the actual grant date fair value versus the 20-day trailing average as applied to the grant date fair value, the actual value of the award as noted in Footnote 2 above may result in the grant date fair value of the performance-based award being more or less than 50%.
(4)	Represents annual awards granted to Ms. Nunes prior to her promotion to Senior Vice President, Chief Operations Officer on June 14, 2023. At the time of these awards, Ms. Nunes was still in her role as Vice President, Operations. The mix of time-vesting RSUs and premium-priced stock options granted to Ms. Nunes in 2023 is reflective of the standard mix granted to Vice Presidents at the time of the award. We anticipate aligning the mix of future equity award grants to Ms. Nunes in her current role as Senior Vice President, Chief Operations Officer with the mix of equity awards granted to other NEOs. Ms. Nunes did not receive additional equity in 2023 in connection with her promotion.

Outstanding Equity Awards at December 31, 2023

The following table provides information on the holdings of outstanding stock options and unvested stock awards held by the current NEOs as of December 31, 2023.

		Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable(1)		Number of securities underlying unexercised options (#) unexercisable(1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Cheryl R. Blanchard, Ph.D.	April 26, 2020	101,644				33.40		4/26/2030	24,575	556,870
	April 26, 2020	139,168	(3)			33.40		4/26/2030
	March 9, 2021	72,265		36,133		37.40	(4)	3/9/2031	14,420	326,757
	March 11, 2022	69,607		139,214		28.14	(4)	3/11/2032	60,119	1,362,297
	March 9, 2023			130,998		29.60	(4)	3/9/2033	60,004	1,359,691

Michael L. Levitz	August 10, 2020	57,145				34.55		8/10/2030
	March 9, 2021	22,242		11,121		37.40	(4)	3/9/2031	4,438	100,565
	March 11, 2022	12,993		25,986		28.14	(4)	3/11/2032	17,776	402,804
	March 9, 2023			38,475		29.60	(4)	3/9/2033	17,624	399,360

David B. Colleran	March 4, 2020	35,000				43.06		3/4/2030
	March 9, 2021	18,454		9,227		37.40	(4)	3/9/2031	3,682	83,434
	March 11, 2022	11,955		23,909		28.14	(4)	3/11/2032	15,325	347,265
	March 9, 2023			35,790		29.60	(4)	3/9/2033	16,395	371,511

Anne M. Nunes	October 1, 2021	5,760		2,880		43.27		10/1/2031	2,491	56,446
	October 1, 2021	6,150		3,075		47.60	(4)	10/1/2031
	March 11, 2022	2,921		5,842		28.14	(4)	3/11/2032	5,122	116,065
	March 9, 2023			10,629		29.60	(4)	3/9/2033	9,886	224,017
(1)	Vesting of equity awards commences on the first anniversary of the grant date and continues on each subsequent grant date anniversary until the equity award is fully vested, except as otherwise noted below. Except as otherwise noted, equity awards are subject to a three-year vesting period, in each case subject to the holder's continued employment with us. The expiration date of each option award is ten years after its grant date.
(2)	Based on the closing price of our common stock on the NASDAQ stock exchange on December 29, 2023 of $22.66 per share.
(3)	This amount includes 139,168 performance-based stock options granted in 2020, which vested on December 31, 2022. The performance measurement date and vest date for this award was December 31, 2022. The Compensation Committee reviewed our Total Shareholder Return (as defined in the grant agreement) against the Comparison Group (as defined in the grant agreement), and determined and specified, at the Compensation Committee's sole discretion, that 133% of the shares granted at Target had been earned by Dr. Blanchard. See the sections in the Compensation Discussion and Analysis titled “Dr. Blanchard's Employment Agreement" for additional details regarding the option award.
(4)	Represents an exercise price of 110% of the grant date closing stock price, as reported on the NASDAQ stock exchange.

2023 Option Exercises and Stock Vested

The following table provides information regarding options exercised and stock awards vested for the NEOs during the year ended December 31, 2023.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Cheryl R. Blanchard, Ph.D.	-	-	69,054	1,819,887
Michael L. Levitz	-	-	17,186	423,131
David B. Colleran	-	-	13,846	378,089
Anne M. Nunes	-	-	5,052	113,249

Potential Payments Upon Termination or Change in Control

Our President and Chief Executive Officer, our Chief Financial Officer, and our other NEOs have certain termination or change in control benefits described in the Compensation Discussion and Analysis sections captioned “Other Compensation Matters – Employment and Executive Retention Agreements Effective at December 31, 2023” and “Other Compensation Matters – Dr. Blanchard’s Employment Agreement.” The following table provides estimates of the potential payments and other post-termination benefits these individuals would receive assuming a change in control occurred and/or their employment was terminated as of December 31, 2023:

Name		Termination without cause or for good reason	Termination upon change in control without cause or for good reason (1)	Change in control without termination or death or disability (1)
Cheryl R. Blanchard, Ph.D.	Salary Continuation	$1,089,000	$1,452,000	$-
	Additional Cash Payment	$-	$1,234,200	$-
	Equity Awards Vesting	$-	$3,048,744	$-
	Health Care Benefits	$32,636	$32,636	$-
		$1,121,636	$5,767,580	$-

Michael L. Levitz	Salary Continuation	$496,000	$744,000	$-
	Additional Cash Payment	$-	$502,200	$-
	Equity Awards Vesting	$-	$902,729	$-
	Health Care Benefits	$21,757	$32,636	$-
		$517,757	$2,181,565	$-

David B. Colleran	Salary Continuation	$469,900	$469,900	$-
	Additional Cash Payment	$-	$211,455	$-
	Equity Awards Vesting	$-	$802,209	$-
	Health Care Benefits	$21,757	$21,757	$-
		$491,657	$1,505,321	$-

Anne M. Nunes	Salary Continuation	$220,000	$330,000	$-
	Additional Cash Payment	$-	$148,500	$-
	Equity Awards Vesting	$-	$396,527	$-
	Health Care Benefits	$10,879	$16,318	$-
		$230,879	$891,345	$-
(1)	Termination for the purposes of this column is limited to termination without cause or termination for good reason within a period three months prior to or twelve months after a change in control. The indicated values for the accelerated vesting of stock options reflect the number of equity award shares that would vest on an accelerated basis, multiplied by the excess, if any, of the $22.66 closing price for our common stock as reported by NASDAQ on December 29, 2023, over the applicable exercise price for each option. This calculation assumes equity awards with an exercise price higher than the closing price of our common stock on December 29, 2023 will not be exercised.

CEO Pay Ratio

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Dr. Blanchard, our year-end Chief Executive Officer, or CEO.

For 2023, our last completed fiscal year:

•	The median of the annual total compensation of all our employees (other than our CEO) was $109,550; and

•	The annual total compensation of our CEO, for the purposes of this disclosure, was $4,459,800.

Based on this information, for 2023 the ratio of the annual total compensation of Dr. Blanchard, our year-end Chief Executive Officer, to the median of the annual total compensation of all our employees was 41 to 1.

We took the following steps to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO.

1.
We determined that, as of December 31, 2023, our employee population consisted of 354 individuals. This population consisted of our full-time employees employed with us as of the determination date, excluding our CEO. We then excluded one individual in each of two countries (South Africa and Sweden), resulting in a remaining employee population of 352 individuals.

2.
To identify the “median employee” from our employee population, we aggregated for each applicable employee, other than our CEO, (a) annual base salary (or hourly rate multiplied by estimated work schedule, for hourly employees), (b) the bonus amount earned for 2023, which was paid out in early 2024, and (c) the grant date fair value of equity granted in 2023.

3.
Once aggregated, we conducted statistical sampling and gathered additional Summary Compensation Table pay elements for a narrow group of employees who were paid within a narrow range around our median consistently applied compensation measure. From this group, we selected an employee who was reasonably representative of the median of our global employee population.

4	For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x), resulting in annual total compensation of $109,550.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median-compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

The Board previously adopted a Director Compensation Policy and the Compensation Committee undertakes an annual review of the Director Compensation Policy with input from the Company’s compensation consultant with regard to general compensation trends for director compensation. Each non-employee director receives cash retainers and is eligible for an initial or annual equity award grant, as applicable, with a value and vesting provisions as stated in the Director Compensation Policy. In 2023, the Board revised the Director Compensation Policy with respect to grants beginning in 2024 to (1) reduce the annual equity grant made to each non-employee director from $175,000 to $150,000, and (2) eliminate a standalone initial grant of equity of $350,000 that the Company had historically granted when a new non-employee director joined the Board in favor of a pro-rated portion of the standard annual equity award in the event that the non-employee director joined the Board at a time other than at the Company’s Annual Meeting.

Cash Compensation

For 2023, each of our non-employee directors was entitled to annual retainers per the following schedule, with such amounts to be prorated based on the actual number of days served if a director’s service to us commenced after January 1, 2023 or ended prior to the end of 2023:

Compensation Element	2023 Cash Compensation
Board of Directors
Board Chair Retainer	$87,500
Other Directors Retainer	$50,000
Audit Committee
Committee Chair Retainer	$20,000
Other Committee Members Retainer	$10,000
Capital Allocation Committee
Committee Chair Retainer	$10,000
Other Committee Members Retainer	$5,000
Compensation Committee
Committee Chair Retainer	$15,000
Other Committee Members Retainer	$7,500
Governance and Nominating Committee
Committee Chair Retainer	$10,000
Other Committee Members Retainer	$5,000

Equity Compensation

For 2023, the Board of Directors approved a grant of 6,500 restricted stock units to each non-employee director, valued at $174,980 under the Plan, based on the fair market value of our common stock on June 14, 2023, the date of grant for our then-current directors. These restricted stock units granted to each then-current non-employee director in 2023 vest in one installment on the earlier of the date that is immediately prior to the 2024 Annual Meeting or one year from the date of grant.

Total Compensation

The following table summarizes the compensation earned by non-employee directors in 2023.

Name	Fees earned in cash ($)		Stock awards ($) (1) (2)		Total ($)
Sheryl L. Conley	67,500		174,980		242,480
Gary P. Fischetti	46,027	(3)	524,975	(4)	571,002
John B. Henneman, III	74,832		174,980		249,812
Glenn R. Larsen, Ph.D.	62,500		174,980		237,480
Stephen O. Richard	74,000		174,980		248,980
Jeffery S. Thompson	92,502		174,980		267,482
Susan L. N. Vogt	74,000		174,980		248,980
(1)	Except as otherwise noted, an amount of 6,500 restricted stock units were awarded to each director on June 14, 2023, based on the closing price of $26.92 per share, which vest on the earlier of the 2024 Annual Meeting or the one year anniversary of the grant date. The amounts in this column reflect the grant date fair value computed with respect to the restricted stock units, made during 2023 in accordance with ASC Topic 718. See the information appearing in Note 14 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 for certain assumptions made in the valuation of these restricted stock unit awards.
(2)	The aggregate number of shares outstanding underlying stock awards for each director as of December 31, 2023 were: 9,226 for Ms. Conley, 6,500 for each of Dr. Larsen, Messrs. Henneman, Richard and Thompson, and Ms. Vogt, and 19,358 for Mr. Fischetti. No director held outstanding option awards as of December 31, 2023.
(3)	Mr. Fischetti's fees are prorated based on his appointment to the Board on April 13, 2023.
(4)	Includes 12,858 restricted stock units awarded to Mr. Fischetti upon his appointment to the Board on April 13, 2023, based on the grant date closing price of $27.22, which vest in three equal annual installments beginning on the first anniversary of the date of grant, and 6,500 restricted stock units awarded per director on June 14, 2023, based on the closing price of $26.92 per share, which vest on the earlier of the 2024 Annual Meeting or the one year anniversary of the grant date.

Director and Executive Officer Stock Retention Guidelines

Effective December 12, 2022, the Board of Directors adopted stock retention guidelines that generally require each of our directors and executive officers to beneficially own certain amounts of our common stock. We believe that ownership of shares of common stock by directors and executive officers helps align the financial interests of these individuals with the interests of stockholders, promotes sound corporate governance, and evidences a commitment to our Company. These stock retention guidelines supersede the director stock retention guidelines previously adopted by the Board on October 6, 2015.

Generally, these guidelines require each director to beneficially own, at a minimum, a number of shares (or vested share equivalents) of common stock having a market value equal to three times the amount of our annual Board retainer for the non-lead or non-chairman directors. The minimum shareholding requirement became effective immediately, except that any director has three years from the date of their initial election to achieve compliance. Compliance by each director will be reviewed annually by the Board’s Governance and Nominating Committee, which is authorized to approve exceptions upon a showing of serious hardship. A non-complying director must retain at least 75% of the shares (net of shares sold or offset to pay the exercise price and taxes) the director subsequently acquires through exercise of equity grants, until the director complies with the guidelines. As of December 31, 2023, each of our directors had met their minimum shareholding requirement.

Generally, the stock retention guidelines require the Chief Executive Officer to beneficially own, at a minimum, a number of shares (or vested share equivalents) of common stock having a market value equal to three times the amount of his or her base salary. The guidelines require any other executive officer to beneficially own, at a minimum, the number of shares (or vested share equivalents) of common stock having a market value equal to the amount of his or her base salary. The minimum shareholding requirement became effective immediately upon adoption of the stock retention guidelines, except that any individual has five years after initial delegation to achieve compliance. Compliance by each executive officer is reviewed annually by the Governance and Nominating Committee, which is authorized to approve exceptions upon a showing of serious hardship. A non-complying executive officer must retain at least 75% of the shares (net of shares sold or offset to pay the exercise price and taxes) he or she subsequently acquires through exercise of equity grants, until he or she complies with the guidelines. As of December 31, 2023, each of our executive officers has met his or her required shareholding requirement.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2023, the Compensation Committee consisted of John B. Henneman, III, Sheryl L. Conley, Gary P. Fischetti, and Glenn R. Larsen, Ph.D. None of these individuals is or formerly was an officer or employee of our Company, nor have they engaged in any transactions involving our Company that would require disclosure as a transaction with a related person. There are no Compensation Committee interlocks between our Company and any other entity involving our or such entity’s executive officers or directors.

During the fiscal year ended December 31, 2023, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on the Compensation Committee; (2) a director of another entity, one of whose executive officers served on the Compensation Committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as one of our directors.

Equity Compensation Plan Information

The following table sets forth information concerning our equity incentive plan as of December 31, 2023.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,417,856	(2)	$33.70	1,168,379	(3)
Equity compensation plans not approved by security holders	109,861	(4)	$26.58	125,730
Total	2,527,717		$33.42	1,294,109
(1)	Excludes unvested restricted stock units.
(2)	Includes our 2017 Omnibus Incentive Plan, as amended, our 2003 Omnibus Incentive Plan, as amended, or, collectively, the Incentive Plans. Outstanding restricted stock units convert to common stock without payment consideration. As of December 31, 2023, we also had 677,822 shares to be issued upon vesting of restricted stock units.
(3)	The number of shares remaining available for future issuance under the Incentive Plans includes 1,044,710 shares of common stock that may be awarded pursuant to the 2017 Omnibus Incentive Plan, as amended, and 123,669 shares of common stock that may be issued pursuant to our 2021 Employee Stock Purchase Plan. The 123,669 shares available for issuance under our 2021 Employee Stock Purchase Plan includes an undetermined number of shares underlying options granted during an offering period that extends into 2024.
(4)	Includes our 2021 Inducement Plan. Outstanding restricted stock units convert to common stock without payment consideration. As of December 31, 2023, we also had 37,166 shares to be issued upon vesting of restricted stock units granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock as of April 22, 2024, by:

•	Each current director and director nominee;

•	Each of the NEOs named in the Summary Compensation Table set forth under “Executive Compensation”;

•	Each other person who is known by us to beneficially own 5% or more of our common stock; and

•	Current directors, director nominees and executive officers as a group.

The number of shares of common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares that the individual has the right to acquire by June 21, 2024 (sixty days after April 22, 2024) through the conversion of a security or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose. As of April 22, 2024, there were 14,828,456 shares of common stock outstanding. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person to acquire those shares, are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. Unless otherwise noted below, the address of each person listed on the table is in care of Anika Therapeutics, Inc., 32 Wiggins Avenue, Bedford, Massachusetts 01730.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Outstanding
Directors and Named Executive Officers:
Sheryl L. Conley	19,907	(1)	*
Gary P. Fischetti	13,106	(2)	*
John B. Henneman, III	29,936	(3)	*
Glenn R. Larsen, Ph.D.	30,323	(4)	*
Stephen O. Richard	27,936	(5)	*
Jeffery S. Thompson	31,575	(6)	*
Susan L. N. Vogt	30,278	(7)	*
Cheryl R. Blanchard, Ph.D.	695,526	(8)	4.60%
David B. Colleran	131,515	(9)	*
Michael L. Levitz	176,274	(10)	1.18%
Anne M. Nunes	32,381	(11)	*
Current directors and executive officers as a group (11 persons)	1,218,757	(12)	7.79%

5% and Above Stockholders:
Trigran Investments, Inc.
630 Dundee Road, Suite 230
Northbrook, IL 60062	2,139,054	(13)	14.43%
BlackRock, Inc.
50 Hudson Yards
New York, NY 10001	1,561,112	(14)	10.53%
Caligan Partners LP
515 Madison Avenue, 8th Floor
New York, NY 10022	1,426,193	(15)	9.60%
Dimensional Fund Advisors LP
6300 Bee Cave Road, Building One
Austin, TX 78746	821,452	(16)	5.54%
The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	764,045	(17)	5.15%
* Indicates less than 1%
(1)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(2)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(3)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(4)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(5)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(6)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(7)	This amount includes 6,500 shares subject to restricted stock units vesting within sixty days of April 22, 2024.
(8)	This amount includes 532,090 shares subject to stock options that are exercisable within sixty days of April 22, 2024, and 11,724 shares held by The Cheryl R. Blanchard Amended and Restated Revocable Trust dated December 19, 2014, of which Dr. Blanchard is a beneficiary and the sole trustee.
(9)	This amount includes 98,520 shares subject to stock options that are exercisable within sixty days of April 22, 2024.
(10)	This amount includes 129,319 shares subject to stock options that are exercisable within sixty days of April 22, 2024.
(11)	This amount includes 21,295 shares subject to stock options that are exercisable within sixty days of April 22, 2024.
(12)	This amount includes 781,224 shares subject to stock options that are exercisable within sixty days of April 22, 2024 and 45,500 shares of restricted stock units expected to vest within 60 days of April 22, 2024.
(13)	Such information is provided based on amended Schedule 13G jointly filed with the SEC on behalf of Trigran Investments, Inc., Douglas Granat, Lawrence A. Oberman, Steven G. Simon, Bradley F. Simon and Steven R. Monieson on February 9, 2024. Trigran Investments, Inc., Douglas Granat, Lawrence A. Oberman, Steven G. Simon, Bradley F. Simon and Steven R. Monieson have shared voting power with respect to 2,041,727 shares and shared dispositive power with respect to 2,139,054 shares. Douglas Granat, Lawrence A. Oberman, Steven G. Simon, Bradley F. Simon, and Steven R. Monieson are the controlling shareholders and officers of Trigran Investments, Inc. and thus may be considered the beneficial owners of shares beneficially owned by Trigran Investments, Inc.

(14)	Such information is provided based on amended Schedule 13G filed with the SEC on behalf of BlackRock, Inc. on April 5, 2024. BlackRock, Inc. has sole voting power with respect to 1,510,317 shares and sole dispositive power with respect to 1,561,112 shares.
(15)	Such information is provided based on amended Schedule 13D/A jointly filed with the SEC on behalf of Caligan Partners LP, David Johnson, and William Jellison on March 6, 2024. Caligan Partners LP serves indirectly as the investment manager to Caligan Partners Master Fund LP (the “Caligan Fund”), and managed accounts (the "Caligan Accounts"), with respect to the shares of Common Stock held by the Caligan Fund and the Caligan Accounts. David Johnson is the Managing Partner of Caligan Partners LP and Managing Member of Caligan Partners GP LLC, the general partner of Caligan Partners LP. Caligan Partners LP and David Johnson have shared voting power with respect to 1,423,493 shares and shared dispositive power with respect to 1,423,493 shares. Mr. Jellison has sole voting power with respect to 2,700 shares and sole dispositive power with respect to 2,700 shares.
(16)	Such information is provided based on amended Schedule 13G filed with the SEC on behalf of Dimensional Fund Advisors LP on February 9, 2024. Dimensional Fund Advisors LP has sole voting power with respect to 803,968 shares and sole dispositive power with respect to 821,452 shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the "Funds"). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, "Dimensional") may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(17)	Such information is provided based on amended Schedule 13G filed with the SEC on behalf of The Vanguard Group on February 13, 2024. The Vanguard Group has shared voting power with respect to 6,661 shares, sole dispositive power with respect to 750,045 shares, and shared dispositive power with respect to 13,048 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Conflict of Interest Policy

It is our policy that all employees and directors, as well as their family members, must avoid any activity that is, or has the appearance of, conflicting with our business interests. This policy is included in our Code of Business Conduct and Ethics, and it is supplemented by our Conflict of Interest Policy, which was implemented by the Board of Directors in October 2015 and updated in December 2022, and can be viewed on the investor relations portion of our website at https://ir.anika.com/governance-documents. Both the Code of Business Conduct and Ethics and the Conflict of Interest Policy are reviewed at least every three years, or more often as necessary or advisable. Among other things, this policy requires each director and officer to provide to the Chair of the Audit Committee (or to the Chief Executive Officer, if such transaction involves the Chair of the Audit Committee) written notice of any potential related party transaction, defined by our policy to mirror the definition of Item 404 of Regulation S-K under the Securities Exchange Act of 1934, or the Exchange Act. Any such notice must include all information requested by the Chair of the Audit Committee (or the Chief Executive Officer). Upon receiving all relevant information, the disinterested members of the Audit Committee may approve the transaction if they determine that the transaction is in the best interests of, and fair to, Anika, may require modifications to the transaction to make it acceptable for approval or may reject it. The Audit Committee may also establish guidelines for ongoing management of a specific related party transaction. The policy requires continuing related party transactions to be reviewed on at least an annual basis. Additionally, the policy requires all of our executives and directors to complete a director and officer questionnaire in connection with each of our annual proxy statements, which asks them to disclose family relationships and other related party transactions.

From January 1, 2023 through April 22, 2024, we had no reportable related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Our Independent Auditor

The following table summarizes the fees that we paid or accrued for audit and other services provided by Deloitte & Touche LLP, or Deloitte, our independent auditor, for the years ended December 31, 2023 and 2022.

Fee Category	2023	2022
Audit fees	$1,249,340	$1,276,642
Audit-related fees	15,000	15,000
Tax fees	188,475	369,600
All other fees	1,895	6,000
Total fees	$1,454,710	$1,667,242

For purposes of the preceding table:

•	Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements for those years. In addition, audit fees include fees for comfort letters, consents, assistance with and review of documents filed with the SEC, Section 404 attest services, other attest services that generally only the principal independent auditor can provide, work done by tax professionals in connection with the audit or quarterly review, and accounting consultations billed as audit services, as well as other accounting and financial reporting consultation research work necessary to comply with the standards of the PCAOB.

•	Audit-related fees consist of the aggregate fees billed by Deloitte in each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit or review.

•	Tax fees consist of fees for tax compliance, tax advice, and tax planning services for those years.

•	All other fees consist of the aggregate fees billed by Deloitte in each of the last two fiscal years for products and services other than the services reported herein.

In considering the nature of the services provided by a principal independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. In accordance with its charter, the Audit Committee has procedures for pre-approving audit and non-audit services to be provided by the independent auditor. These procedures are designed to ensure the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee. As a result of this approval process, the Audit Committee has pre-approved specific categories of services and associated fee budgets. All services outside of the specified categories and all amounts exceeding the approved fee budgets are approved by the Chair of the Audit Committee, who has been delegated the authority to review and approve audit and non-audit related services during the year. A listing of the audit and non-audit services and associated fees approved by the Chair outside the scope of the services and fees initially approved by the full Audit Committee is reported to the full Audit Committee no later than its next meeting. The Audit Committee also regularly receives updates from Deloitte and management about the services actually performed and the associated fees and expenses actually incurred.

In addition, the Audit Committee evaluates other known potential engagements of the independent auditor, including the scope of audit-related services, tax services, and other services proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable. Since May 2003, each new engagement of a principal independent auditor has been approved in advance by the Audit Committee.

INDEX TO EXHIBITS

Exhibit Number	Description
†10.10a	Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan
†10.10b	Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2021 Inducement Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†             Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIKA THERAPEUTICS, INC.

Date: April 26, 2024	By:	/s/ CHERYL R. BLANCHARD
Cheryl R. Blanchard, Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHERYL R. BLANCHARD	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	(Principal Executive Officer)	April 26, 2024

/s/ MICHAEL LEVITZ	Executive Vice President, Chief Financial Officer and Treasurer
Michael Levitz	(Principal Financial Officer)	April 26, 2024

/s/ IAN MCLEOD	Vice President, Chief Accounting Officer
Ian McLeod	(Principal Accounting Officer)	April 26, 2024

/s/ JOHN B. HENNEMAN, III	Director, Chairman of the Board	April 26, 2024
John B. Henneman, III

/s/ SHERYL L. CONLEY	Director	April 26, 2024
Sheryl L. Conley

/s/ GARY P. FISCHETTI	Director	April 26, 2024
Gary P. Fischetti

/s/ GLENN R. LARSEN, PH.D.	Director	April 26, 2024
Glenn R. Larsen, Ph.D.

/s/ STEPHEN O. RICHARD	Director	April 26, 2024
Stephen O. Richard

/s/ JEFFERY S. THOMPSON	Director	April 26, 2024
Jeffery S. Thompson

/s/ SUSAN L. N. VOGT	Director	April 26, 2024
Susan L.N. Vogt