Form 10-Q
period 2024-03-31
Anika Therapeutics, Inc.
filed 2024-05-08
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2024, there were 14,828,456 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, ARTHROSURFACE, CINGAL, HYAFF, HYALOFAST, HYVISC, INTEGRITY, MONOVISC, ORTHOVISC, PARCUS MEDICAL, and TACTOSET are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$68,629	$72,867
Accounts receivable, net	32,077	35,961
Inventories, net	49,408	46,386
Prepaid expenses and other current assets	8,848	8,095
Total current assets	158,962	163,309
Property and equipment, net	46,057	46,198
Right-of-use assets	28,181	28,767
Other long-term assets	17,571	18,672
Deferred tax assets	1,273	1,489
Intangible assets, net	4,297	4,626
Goodwill	7,403	7,571
Total assets	$263,744	$270,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,022	$9,860
Accrued expenses and other current liabilities	18,438	21,199
Total current liabilities	28,460	31,059
Other long-term liabilities	404	404
Lease liabilities	26,344	26,904
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,009 issued and 14,821 outstanding and 14,848 issued and 14,660 outstanding at March 31, 2024 and December 31, 2023, respectively	148	147
Additional paid-in-capital	91,165	90,009
Accumulated other comprehensive loss	(6,315)	(5,943)
Retained earnings	123,538	128,052
Total stockholders’ equity	208,536	212,265
Total liabilities and stockholders’ equity	$263,744	$270,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$40,523	$37,924
Cost of revenue	15,895	15,081
Gross Profit	24,628	22,843

Operating expenses:
Research and development	8,164	8,400
Selling, general and administrative	21,527	26,996
Total operating expenses	29,691	35,396
Loss from operations	(5,063)	(12,553)
Interest and other income (expense), net	592	539
Loss before income taxes	(4,471)	(12,014)
Provision for (benefit from) income taxes	43	(1,664)
Net loss	$(4,514)	$(10,350)

Net loss per share:
Basic	$(0.31)	$(0.71)
Diluted	$(0.31)	$(0.71)

Weighted average common shares outstanding:
Basic	14,698	14,653
Diluted	14,698	14,653

Net loss	$(4,514)	$(10,350)
Foreign currency translation adjustment	(372)	272
Comprehensive loss	$(4,886)	$(10,078)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2024
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2024	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	1	-	23	-	-	23
Vesting of restricted stock units	250	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,430	-	-	3,430
Retirement of common stock for minimum tax withholdings	(90)	(1)	(2,295)	-	-	(2,296)
Net loss	-	-	-	(4,514)	-	(4,514)
Other comprehensive loss	-	-	-	-	(372)	(372)
Balance, March 31, 2024	14,821	$148	$91,165	$123,538	$(6,315)	$208,536

	Three Months Ended March 31, 2023
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2023	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	1	-	7	-	-	7
Vesting of restricted stock units	177	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,717	-	-	3,717
Retirement of common stock for minimum tax withholdings	(62)	(1)	(1,620)	-	-	(1,621)
Net loss	-	-	-	(10,350)	-	(10,350)
Other comprehensive income	-	-	-	-	272	272
Balance, March 31, 2023	14,741	$147	$83,243	$200,369	$(6,171)	$277,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,514)	$(10,350)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciations	1,734	1,605
Amortization of acquisition related intangible assets	329	1,946
Non-cash operating lease cost	565	542
Stock-based compensation expense	3,590	3,717
Deferred income taxes	193	(2,373)
Provision for credit losses	93	24
Provision for inventory	2,063	629
Changes in operating assets and liabilities:
Accounts receivable	3,624	4,057
Inventories	(4,090)	(3,063)
Prepaid expenses, other current and long-term assets	(548)	(462)
Accounts payable	401	(713)
Operating lease liabilities	(546)	(523)
Accrued expenses, other current and long-term liabilities	(3,110)	665
Income taxes	90	681
Net cash used in operating activities	(126)	(3,618)

Cash flows from investing activities:
Purchases of property and equipment	(1,808)	(1,389)
Net cash used in investing activities	(1,808)	(1,389)

Cash flows from financing activities:
Cash paid for tax withheld on vested restricted stock awards	(2,296)	(1,620)
Proceeds from exercises of equity awards	23	7
Net cash used in financing activities	(2,273)	(1,613)

Exchange rate impact on cash	(31)	30

Decrease in cash and cash equivalents	(4,238)	(6,590)
Cash and cash equivalents at beginning of period	72,867	86,327
Cash and cash equivalents at end of period	$68,629	$79,737
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$622	$729

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation company, and Arthrosurface, Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in hyaluronic acid technology, into joint preservation and restoration, added higher-growth revenue streams, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been or omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2023 balances reported herein were derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three-month period ended March 31, 2024 are not indicative of the results to be expected for the year ending December 31, 2024.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker as of March 31, 2024 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures, are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the new guidance will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows for the entity. ASU 2023-07 is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740):  Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and must also disaggregate income taxes paid. ASU 2023-09 is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	March 31,	December 31,
	2024	2023
Accounts Receivable	$33,735	$37,580
Less: Allowance for credit losses	1,658	1,619
Net balance, end of period	$32,077	$35,961

A summary of activity in the allowance for credit losses is as follows:

	As of March 31,
	2024	2023
Balance, beginning of the period	$1,619	$1,608
Amounts provided	185	102
Amounts recovered	(92)	(78)
Amounts written off	(45)	(106)
Translation adjustments	(9)	11
Balance, end of period	$1,658	$1,537

4.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the three-month periods ended March 31, 2024 and 2023, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	March 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2024	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$52,177	$52,177	$-	$-	$52,177

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2023	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$55,485	$55,485	$-	$-	$55,485

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$16,264	$15,507
Work-in-process	17,264	17,002
Finished goods	33,048	32,084
Total	$66,576	$64,593

Inventories	$49,408	$46,386
Other long-term assets	17,168	18,207
Total	$66,576	$64,593

Inventories are stated net of inventory reserves of approximately $13.6 million and $11.7 million, as of March 31, 2024 and December 31, 2023, respectively.

6.	Intangible Assets

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

					December 31,
		Three Months Ended March 31 , 2024			2023
		Less:
		Accumulated				Weighted
		Currency	Less:	Net		Average
	Gross	Translation	Accumulated	Book	Net Book	Useful
	Value	Adjustment	Amortization	Value	Value	Life
Developed technology	$33,061	$(1,608)	$(29,653)	$1,800	$1,973	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	3,887	-	(3,542)	345	360	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(740)	71	83	16
Tradenames	4,641	-	(4,210)	431	560	5
Total	$49,945	$(3,218)	$(42,430)	$4,297	$4,626	13

The aggregate amortization expense related to intangible assets was $0.3 million and $1.9 million for the three-month periods ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 scheduled amortization of intangible assets for the next five years is as follows:

Remainder of 2024	$1,008
2025	274
2026	160
2027	160
2028	160
Thereafter	886
Total	$2,648

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the three-months ended March 31, 2024 were as follows:

Three Months Ended March 31,
2024
Balance, beginning of period	$7,571
Effect of foreign currency adjustments	(168)
Balance, ending of period	$7,403

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Compensation and related expenses	$8,595	$11,828
Professional fees	3,434	3,240
Operating lease liability – current	2,129	2,133
Discontinuation of software development project	1,904	1,904
Income taxes payable	1,490	1,240
Clinical trial costs	249	460
Share based compensation	160	-
Other	477	394
Total	$18,438	$21,199

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2024 or December 31, 2023 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

10.	Revenue and Geographic Information

Revenue by product family is as follows:

	Three Months Ended March 31,
	2024	2023
OA Pain Management	$24,318	$22,633
Joint Preservation and Restoration	13,841	13,453
Non-Orthopedic	2,364	1,838
Total	$40,523	$37,924

Revenue from the Company’s sole significant customer, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 42% and 43% for the three months ended March 31, 2024 and 2023, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2024		2023
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$29,236	72%	$27,288	72%
Europe	5,969	15%	5,662	15%
Other	5,318	13%	4,974	13%
Total	$40,523	100%	$37,924	100%

11.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021, June 8, 2022 and June 14, 2023. On June 14, 2023, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 435,000 shares from 4,850,000 shares to 5,285,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There were 0.7 million shares available for future grant at March 31, 2024 under the 2017 Plan.

Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 and subsequently amended on December 22, 2023. On December 22, 2023, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 125,000 shares from 125,000 to 250,000 shares. The Inducement Plan reserves 250,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 0.1 million shares available for future grant at March 31, 2024 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$127	$184
Research and development	531	517
Selling, general and administrative	2,932	3,016
Total stock-based compensation expense	$3,590	$3,717

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	1,812,729	$33.42		$127
Granted	426,925	$27.93
Exercised	(1,089)	$21.77		$4
Forfeited and canceled	(26,128)	$29.99		$22
Outstanding as of March 31, 2024	2,212,437	$32.41	7.8	$316
Vested, March 31, 2024	1,305,902	$35.24	6.8	$38
Vested or expected to vest, March 31, 2024	2,212,437	$32.41	7.8	$316

The aggregate intrinsic value of options exercised for the three-month period ended March 31, 2024 was immaterial. The Company granted 426,925 stock options during the three-month ended March 31, 2024.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2024 and 2023, along with the weighted-average grant-date fair values, were as follows:

	Three Months Ended
	March 31,
	2024			2023
Risk free interest rate	3.9%	-	4.3%	3.5%	-	4.3%
Expected volatility	46.8%	-	48.2%	48.7%	-	49.4%
Expected life (years)		4.5			4.5
Expected dividend yield		0.0%		0.0%
Fair value per option		$10.48			$11.71

As of March 31, 2024, there was $9.0 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the three-month period ended March 31, 2024 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2023	771,358	$27.19
Granted	405,917	$25.44
Vested	(249,716)	$27.82
Forfeited and cancelled	(28,611)	$27.00
Outstanding as of March 31, 2024	898,948	$26.89

The weighted-average grant-date fair value per share of RSUs granted was $25.44 and $26.91 for the three-month periods ended March 31, 2024 and 2023, respectively. The total fair value of RSUs vested was $7.7 million and $5.7 million for the three-month periods ended March 31, 2024 and 2023, respectively.  As of March 31, 2024, there was $8.9 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 1.6 years.

The Company’s annual grant of RSU awards in March 2024 can be settled at vesting in cash or shares at the Company’s election.  The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of the March 2024 RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting.  As a result, these RSUs will be subject to change in value at the time of each reporting period.  As of March 31, 2024, the Company had 405,917 shares outstanding in which a liability of $0.2 million was recorded in Accrued Expenses and Other Liabilities.

12.	Income Taxes

The income tax expense was immaterial for the three-month period ended March 31, 2024, resulting in an effective tax rate of (1.0%). The income tax benefit was $1.7 million for the three-month period ended March 31, 2023, resulting in an effective tax rate of 13.9%. The net change in the effective tax rate for the three-month period ended March 31, 2024, as compared to the same period in 2023, was primarily due to a full valuation allowance being recorded against domestic deferred tax assets at March 31, 2024.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2024 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the estimated annual effective tax rate used to compute the income tax provision for the three-month period ended March 31, 2024 includes an adjustment for the valuation allowance required against the U.S deferred tax assets. As of March 31, 2024, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

The Company had a net loss during the three-month periods ended March 31, 2024 and 2023, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 2.2 million shares and 1.9 million shares were outstanding for the three-month periods ended March 31, 2024 and 2023, respectively. Restricted stock units totaling 0.9 million were outstanding for each of the three-month periods ended March 31, 2024 and 2023. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to “Item 1A. Risk Factors” of our 2023 Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We have over thirty years of global expertise developing, manufacturing and commercializing products on our hyaluronic acid, or HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

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

As we look forward, our business is positioned to capture value within our target market of joint preservation. We believe our future success will be driven by our:

●

Over 30 years of experience in HA-based regenerative solutions and early intervention orthopedics combined with seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●	Utilizing HA-based technology and manufacturing expertise to provide new and differentiated solutions in next generation OA Pain Management and regenerative solutions markets;

●	Introducing key HA-based products into the US market upon FDA approval/clearance, such as Cingal, Hyalofast and Integrity, our arthroscopic patch system for rotator cuff repair;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Global commercial expertise, which we will leverage to drive growth across our product portfolio, including continued international expansion;

●

Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions and technology licensing, and leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA-based, OA Pain Management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in approximately 40 countries. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is not currently approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our new arthroscopic regenerative patch system for rotator cuff repair and other tendon procedures, Tactoset products and Hyalofast, a HA-based biodegradable support used for cartilage regeneration currently available outside the United States in over 30 countries; (b) our line of sports medicine solutions used to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease; and (c) our Arthrosurface portfolio of bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$40,523	$37,924	$2,599	7%
Cost of revenue	15,895	15,081	814	5%
Gross profit	24,628	22,843	1,785	8%
Gross margin	61%	60%
Operating expenses:
Research and development	8,164	8,400	(236)	(3%)
Selling, general and administrative	21,527	26,996	(5,469)	(20%)
Total operating expenses	29,691	35,396	(5,705)	(16%)
Loss from operations	(5,063)	(12,553)	7,490	(60%)
Interest and other income (expense), net	592	539	53	10%
Loss before income taxes	(4,471)	(12,014)	7,543	(63%)
Provision for (benefit from) for income taxes	43	(1,664)	1,707	(103%)
Net loss	$(4,514)	$(10,350)	$5,836	(56%)

Revenue

The following table presents revenue by product family for the three-month period ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$24,318	$22,633	$1,685	7%
Joint Preservation and Restoration	13,841	13,453	388	3%
Non-Orthopedic	2,364	1,838	526	29%
	$40,523	$37,924	$2,599	7%

Revenue from our OA Pain Management product family increased 7% for the three-month period ended March 31, 2024, as compared to the same period in 2023, due primarily to favorable strategic partner ordering patterns and sales growth on increasing customer demand as strategic partner and distributor ordering patterns can vary significantly on a quarterly basis.

Revenue from our Joint Preservation and Restoration product family increased 3% for the three-month period ended March 31, 2024, as compared to the same period in 2023, primarily due to growing commercial adoption of our newest products, which offset lower sales of certain legacy products.

Revenue from our Non-Orthopedic product family increased 29% for the three-month ended March 31, 2024, as compared to the same period in 2023, primarily due to favorable timing of distributor ordering patterns with our Hyvisc veterinary product.

Gross Profit and Margin

Gross profit for the three-month period ended March 31, 2024 increased $1.8 million to $24.6 million, representing a 61% gross margin for the period as compared to 60% in the prior year. The increase in gross profit for the three-month period ended March 31, 2024, as compared to the same period in 2023, primarily resulted from increased revenue. Gross margin for the three-month period ended March 31, 2024 increased compared to the same period of prior year due primarily to lower acquisition related amortization expenses on intangible assets, offset by higher inventory reserves.

Research and Development

Research and development expenses for the three-month period ended March 31, 2024 were $8.2 million, a decrease of $0.2 million as compared to the same period in 2023. The decrease was primarily related to lower product development and regulatory costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2024 were $21.5 million, a decrease of $5.5 million, as compared to the same period in 2023. This decrease for the three-month period ended March 31, 2024 was primarily due to $5.0 million of costs incurred during the same quarter last year related to the Parcus Medical unitholder arbitration settlement and other non-recurring corporate costs.

Income Taxes

The income tax expense was immaterial for the three-month period ended March 31, 2024, resulting in an effective tax rate of (1.0%). The benefit from income taxes was $1.7 million for the three-month period ended March 31, 2023, resulting in an effective tax rate of 13.9%. The net change in the effective tax rate for the three-month period ended March 31, 2024, as compared to the same period in 2023, was primarily due to a full valuation allowance being recorded against domestic deferred tax assets at March 31, 2024.

Net Loss

For the three-month period ended March 31, 2024, net loss was $4.5 million, or $0.31 per diluted share, compared to net loss of $10.4 million, or $0.71 per diluted share, for the same period in prior year. The decrease in net loss and diluted net loss per share was primarily due to higher revenues in 2024 and the non-recurring expenses related to the Parcus Medical arbitration settlement and other non-recurring corporate costs that occurred in the prior year.

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

The following is a reconciliation of adjusted gross profit and gross margin, both non-GAAP metrics, to gross profit, the most directly comparable GAAP financial measure for the three-month periods ended March 31, 2024 and 2023, respectively:

	Three-Month Periods Ended March 31,
	2024	2023
Gross profit	$24,628	$22,843
Product rationalization charges	472	-
Acquisition related intangible asset amortization	157	1,562
Adjusted gross profit	$25,257	$24,405
Adjusted gross margin	62%	64%

Adjusted gross profit for the three-month period ended March 31, 2024 increased $0.9 million to $25.3 million representing adjusted gross margin of 62%. Adjusted gross profit for the three-month period ended March 31, 2023 was $24.4 million, or adjusted gross margin of 64%. There was a decrease in adjusted gross margin for the three-month period ended March 31, 2024 as compared to 2023, due to the impact of production inefficiencies and higher inventory reserves in 2024.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income (loss) excluding interest and other expense, net, income tax benefit, depreciation and amortization, stock-based compensation, and acquisition-related expenses.

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net (loss) income, which is the nearest GAAP equivalent. Some of these limitations are:

●

adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

●

we exclude share-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(4,514)	$(10,350)
Interest and other (income) expense, net	(592)	(539)
Provision for (benefit from) income taxes	43	(1,664)
Depreciation and amortization	1,866	1,764
Share-based compensation	3,590	3,717
Arbitration settlement	-	3,250
Product rationalization charges	472	-
Acquisition related intangible asset amortization	197	1,787
Severance costs	839	-
Costs of shareholder activism	601	831
Adjusted EBITDA	$2,502	$(1,204)

Adjusted EBITDA in the three-month period ended March 31, 2024 increased $3.7 million as compared with the same period in 2023. The increase in adjusted EBITDA for the period was primarily due to an increase in revenues as well as lower spending following the successful launch of key products and addressing new regulatory requirements in the European Union in 2023.

Adjusted Net Income (Loss) and Adjusted EPS

We present information below with respect to adjusted net (loss) income and adjusted EPS. We define adjusted net (loss) income as our net (loss) income excluding amortization and depreciation of acquired assets, share-based compensation, and other non-recurring items, such as product rationalization charges, severance costs and costs of shareholder activism. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net (loss) income used in calculating adjusted net (loss) income, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net loss, a non-GAAP metric, to net income (loss), the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(4,514)	$(10,350)
Product rationalization charges, tax effected	477	-
Arbitration settlement, tax effected	-	2,776
Share-based compensation, tax effected	3,624	3,175
Acquisition related intangible asset amortization, tax effected	199	1,526
Severance costs, tax effected	847	-
Costs of shareholder activism, tax effected	607	710
Adjusted net income (loss)	$1,240	$(2,163)

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Diluted loss per share	$(0.31)	$(0.71)
Product rationalization charges, tax effected	0.03	-
Arbitration settlement, tax effected	-	0.19
Share-based compensation, tax effected	0.25	0.22
Acquisition related intangible asset amortization, tax effected	0.02	0.11
Severance costs, tax effected	0.06	-
Costs of shareholder activism, tax effected	0.04	0.05
Adjusted diluted earnings (loss) per share	$0.09	$(0.14)

Adjusted net income and adjusted diluted earnings per share in the three-month period ended March 31, 2024 increased $3.4 million and $0.23, respectively, as compared with the same period in 2023. The increase for the period was primarily due to higher revenues and lower spending following the successful launch of key products and addressing new regulatory requirements in the European Union in 2023.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $68.6 million and $72.9 million, and working capital totaled $130.5 million and $132.2 million, at March 31, 2024 and December 31, 2023, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of March 31, 2024, and December 31, 2023, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in)
Operating activities	$(126)	$(3,618)
Investing activities	(1,808)	(1,389)
Financing activities	(2,273)	(1,613)
Effect of exchange rate changes on cash	(31)	30
Net decrease in cash and cash equivalents	$(4,238)	$(6,590)

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended March 31, 2024 as compared to the same period in 2023.

Operating Activities

Cash used in operating activities was $0.1 million for the three-month period ended March 31, 2024, as compared to cash used in operating activities of $3.6 million for the same period in 2023. The decrease in cash used in operating activities in 2024 was primarily due to a lower net loss during the period.

Investing Activities

Cash used in investing activities was $1.8 million for the three-month period ended March 31, 2024, as compared to cash used in investing activities of $1.4 million for the same period in 2023. The change was primarily due to an increase in capital expenditures to support manufacturing operations at our Bedford facility.

Financing Activities

Cash used in financing activities was $2.3 million for the three-month period ended March 31, 2024, as compared to cash used in financing activities of $1.6 million for the same period in 2023. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2023 Form 10-K for the year ended December 31, 2023. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2023 Form 10-K for the fiscal year ended December 31, 2023 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2023 Form 10-K for the year ended December 31, 2023. There were no material changes to our contractual obligations reported in our 2023 Form 10-K during the three months ended March 31, 2024. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the first three months of 2024 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of March 31, 2024 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In April 2023, we agreed to establish a share repurchase program for an aggregate purchase price of $20.0 million. The first $5.0 million was to be effected through an accelerated stock repurchase program, the second $5.0 million is to be purchased in the open market and the remaining $10.0 million is to be purchased in the open market subject to positive cash flow. On May 12, 2023, we entered into an accelerated share repurchase agreement with Bank of America, N.A. (“Bank of America”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (“ASR Agreement”) to purchase $5.0 million of shares of its common stock. During 2023, we repurchased 188,029 shares at an average purchase price of $26.59 per share.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 as filed with the SEC on May 8, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2024 and March 31, 2023 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and March 31, 2023 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2023 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: May 8, 2024	By:	/s/ MICHAEL LEVITZ
Michael Levitz
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)