Form 10-Q
period 2024-06-30
Anika Therapeutics, Inc.
filed 2024-08-08
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 29, 2024, there were 14,796,726 outstanding shares of Common Stock, par value $0.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$62,822	$72,867
Accounts receivable, net	33,773	35,961
Inventories	51,464	46,386
Prepaid expenses and other current assets	6,941	8,095
Total current assets	155,000	163,309
Property and equipment, net	47,685	46,198
Right-of-use assets	27,765	28,767
Other long-term assets	19,524	18,672
Deferred tax assets	1,362	1,489
Intangible assets, net	3,969	4,626
Goodwill	7,350	7,571
Total assets	$262,655	$270,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,994	$9,860
Accrued expenses and other current liabilities	16,127	21,199
Total current liabilities	26,121	31,059
Other long-term liabilities	407	404
Lease liabilities	25,789	26,904
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,080 issued and 14,839 outstanding and 14,848 issued and 14,660 outstanding at June 30, 2024 and December 31, 2023, respectively	148	147
Additional paid-in-capital	93,156	90,009
Accumulated other comprehensive loss	(6,416)	(5,943)
Retained earnings	123,450	128,052
Total stockholders’ equity	210,338	212,265
Total liabilities and stockholders’ equity	$262,655	$270,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$41,921	$44,302	$82,444	$82,226
Cost of product revenue	14,556	15,330	30,451	30,411
Gross Profit	27,365	28,972	51,993	51,815

Operating expenses:
Research & development	7,398	8,914	15,562	17,314
Selling, general & administrative	19,806	23,689	41,333	50,685
Total operating expenses	27,204	32,603	56,895	67,999
Income (loss) from operations	161	(3,631)	(4,902)	(16,184)
Interest and other income, net	595	561	1,187	1,100
Income (loss) before income taxes	756	(3,070)	(3,715)	(15,084)
Provision for (benefit from) income taxes	844	(329)	887	(1,993)
Net loss	$(88)	$(2,741)	$(4,602)	$(13,091)

Net loss per share:
Basic	$(0.01)	$(0.19)	$(0.31)	$(0.89)
Diluted	$(0.01)	$(0.19)	$(0.31)	$(0.89)

Weighted average common shares outstanding:
Basic	14,839	14,688	14,769	14,671
Diluted	14,839	14,688	14,769	14,671

Net loss	$(88)	$(2,741)	$(4,602)	$(13,091)
Foreign currency translation adjustment	(101)	14	(473)	286
Comprehensive loss	$(189)	$(2,727)	$(5,075)	$(12,805)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30, 2024
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2024	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	1	-	23	-	-	23
Vesting of restricted stock units	250	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,430	-	-	3,430
Retirement of common stock for minimum tax withholdings	(90)	(1)	(2,295)	-	-	(2,296)
Net loss	-	-	-	(4,514)	-	(4,514)
Other comprehensive loss	-	-	-	-	(372)	(372)
Balance, March 31, 2024	14,821	$148	$91,165	$123,538	$(6,315)	$208,536
Issuance of common stock for equity awards	2	-	53	-	-	53
Vesting of restricted stock units	49	1	(1)	-	-	-
Issuance of ESPP shares	24	-	411	-	-	411
Stock-based compensation expense	-	-	3,103	-	-	3,103
Repurchase of common stock	(53)	(1)	(1,369)	-	-	(1,370)
Retirement of common stock for minimum tax withholdings	(4)	-	(206)	-	-	(206)
Net loss	-	-	-	(88)	-	(88)
Other comprehensive loss	-	-	-	-	(101)	(101)
Balance, June 30, 2024	14,839	$148	$93,156	$123,450	$(6,416)	$210,338

	Six Months Ended June 30, 2023
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2023	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	1	-	7	-	-	7
Vesting of restricted stock units	177	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,717	-	-	3,717
Retirement of common stock for minimum tax withholdings	(62)	(1)	(1,620)	-	-	(1,621)
Net loss	-	-	-	(10,350)	-	(10,350)
Other comprehensive income	-	-	-	-	272	272
Balance, March 31, 2023	14,741	$147	$83,243	$200,369	$(6,171)	$277,588
Issuance of common stock for equity awards	1	-	30	-	-	30
Vesting of restricted stock units	70	1	(1)	-	-	-
Issuance of ESPP shares	20	-	456	-	-	456
Stock-based compensation expense	-	-	4,150	-	-	4,150
Repurchase of common stock	(159)	(1)	(5,049)	-	-	(5,050)
Retirement of common stock for minimum tax withholdings	(16)	-	(432)	-	-	(432)
Net loss	-	-	-	(2,741)	-	(2,741)
Other comprehensive income	-	-	-	-	14	14
Balance, June 30, 2023	14,657	$147	$82,397	$197,628	$(6,157)	$274,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,602)	$(13,091)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,464	3,210
Amortization of acquisition related intangible assets	657	3,891
Non-cash operating lease cost	975	1,086
Stock-based compensation expense	7,481	7,867
Deferred income taxes	210	(3,277)
Provision for credit losses	103	103
Provision for inventory	2,738	1,252
Changes in operating assets and liabilities:
Accounts receivable	1,859	(2,116)
Inventories	(8,812)	(6,152)
Prepaid expenses, other current and long-term assets	726	756
Accounts payable	549	(1,029)
Operating lease liabilities	(938)	(1,048)
Accrued expenses, other current and long-term liabilities	(4,934)	(3,648)
Income taxes	(671)	285
Net cash used in operating activities	(1,195)	(11,911)

Cash flows from investing activities:
Purchases of property and equipment	(5,211)	(2,846)
Net cash used in investing activities	(5,211)	(2,846)

Cash flows from financing activities:
Proceeds from employee stock purchase program	411	456
Cash paid for tax withheld on vested restricted stock awards	(2,501)	(2,049)
Proceeds from exercises of equity awards	76	37
Repurchases of common stock	(1,370)	(5,000)
Net cash used in financing activities	(3,384)	(6,556)

Exchange rate impact on cash	(255)	57

Decrease in cash and cash equivalents	(10,045)	(21,256)
Cash and cash equivalents at beginning of period	72,867	86,327
Cash and cash equivalents at end of period	$62,822	$65,071
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$585	$60

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

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation company, and Arthrosurface, Inc. (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in hyaluronic acid technology, added higher-growth revenue streams, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six-month periods ended June 30, 2024 are not indicative of the results to be expected for the year ending December 31, 2024.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker as of June 30, 2024 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the new guidance will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows for the entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	June 30,	December 31,
	2024	2023
Accounts Receivable	$35,403	$37,580
Less: Allowance for credit losses	1,630	1,619
Net balance, end of period	$33,773	$35,961

A summary of activity in the allowance for credit losses is as follows:

	As of June 30,
	2024	2023
Balance, beginning of the period	$1,619	$1,608
Amounts provided	295	241
Amounts recovered	(192)	(138)
Amounts written off	(77)	(103)
Translation adjustments	(15)	12
Balance, end of period	$1,630	$1,620

4.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the six-month periods ended June 30, 2024 and 2023, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	June 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2024	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$47,932	$47,932	$-	$-	$47,932

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2023	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$55,485	$55,485	$-	$-	$55,485

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$15,818	$15,507
Work-in-process	16,557	17,002
Finished goods	38,232	32,084
Total	$70,607	$64,593

Inventories	$51,464	$46,386
Other long-term assets	19,143	18,207
Total	$70,607	$64,593

Inventories are stated net of inventory reserves of approximately $13.2 million and $11.7 million, as of June 30, 2024 and December 31, 2023, respectively.

6.	Intangible Assets

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

					December 31,
		Six Months Ended June 30, 2024			2023
		Less:
		Accumulated				Weighted
		Currency	Less:			Average
	Gross	Translation	Accumulated	Net Book	Net Book	Useful
	Value	Adjustment	Amortization	Value	Value	Life
Developed technology	$33,061	$(1,608)	$(29,825)	$1,628	$1,973	15
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Customer relationships	3,887	-	(3,557)	330	360	10
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(752)	59	83	16
Tradenames	4,641	-	(4,339)	302	560	5
Total	$49,945	$(3,218)	$(42,758)	$3,969	$4,626	13

The aggregate amortization expense related to intangible assets was $0.4 million and $2.0 million for the three-month periods ended June 30, 2024 and 2023, respectively and $0.7 million and $3.9 million for the six-month periods ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 scheduled amortization of intangible assets is as follows:

Remainder of 2024	$672
2025	274
2026	160
2027	160
2028	160
Thereafter	893
Total	$2,319

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the six-months ended June 30, 2024 were as follows:

Six Months Ended June 30,
2024
Balance, beginning of period	$7,571
Effect of foreign currency adjustments	(221)
Balance, ending of period	$7,350

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Compensation and related expenses	$8,491	$11,828
Professional fees	3,483	3,240
Operating lease liability – current	2,287	2,133
Stock-based compensation	949	-
Clinical trial costs	323	460
Income taxes payable	77	1,240
Discontinuation of software development project	-	1,904
Other	517	394
Total	$16,127	$21,199

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2024 or December 31, 2023 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

10.	Revenue and Geographic Information

Revenue by product family is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

OA Pain Management	$26,658	$29,334	$50,976	$51,967
Joint Preservation and Restoration	13,554	12,660	27,395	26,113
Non-Orthopedic	1,709	2,308	4,073	4,146
	$41,921	$44,302	$82,444	$82,226

Revenue from the Company’s sole significant US customer, DePuy Synthes Mitek Sports Medicine, part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 41% and 48% for the three-months ended June 30, 2024 and 2023, respectively, and 42% and 46% for the six-months ended June 30, 2024 and 2023, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended June 30,
	2024		2023
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$28,988	69%	$32,867	74%
Europe	6,607	16%	5,675	13%
Other	6,326	15%	5,760	13%
Total	$41,921	100%	$44,302	100%

	Six Months Ended June 30,
	2024		2023
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$58,224	71%	$60,155	73%
Europe	12,576	15%	11,337	14%
Other	11,644	14%	10,734	13%
Total	$82,444	100%	$82,226	100%

11.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021, June 8, 2022 and June 14, 2023. On June 14, 2023, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 435,000 shares from 4,850,000 shares to 5,285,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There were 0.7 million shares available for future grant at June 30, 2024 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 and subsequently amended on December 22, 2023 and May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 0.1 million shares available for future grant at June 30, 2024 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$173	$167	$299	$351
Research & development	572	653	1,102	1,170
Selling, general & administrative	3,146	3,330	6,080	6,346
Total stock-based compensation expense	$3,891	$4,150	$7,481	$7,867

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	1,812,729	$33.42		$127
Granted	527,250	$28.18
Exercised	(3,556)	$21.96		$14
Forfeited and canceled	(66,010)	$39.40		$30
Outstanding as of June 30, 2024	2,270,413	$32.05	7.7	$300
Vested, June 30, 2024	1,291,554	$34.79	6.6	$55
Vested or expected to vest, June 30, 2024	2,270,413	$32.05	7.7	$300

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the six months June 30, 2024 and 2023, along with the weighted-average grant-date fair values, were as follows:

	Six Months Ended
	June 30,
	2024			2023
Risk free interest rate	3.9%	-	4.6%	3.5%	-	4.3%
Expected volatility	44.5%	-	48.2%	48.7%	-	49.4%
Expected life (years)		4.5			4.5
Expected dividend yield		0.0%			0.0%
Fair value per option		$10.52			$11.74

As of June 30, 2024, there was $8.7 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the six-month period ended June 30, 2024 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2023	771,358	$27.19
Granted	445,373	$26.68
Vested	(298,573)	$27.67
Forfeited and cancelled	(38,793)	$26.93
Outstanding as of June 30, 2024	879,365	$26.87

The weighted-average grant-date fair value per share of RSUs granted was $26.68 and $26.93 for the six-month periods ended June 30, 2024 and 2023, respectively. The total fair value of RSUs vested was $9.3 million and $6.6 million for the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $8.0 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 1.6 years.

The Company’s annual grant of RSU awards in March 2024 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of the March 2024 RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. As of June 30, 2024, the Company had 400,760 shares outstanding in which a liability of $0.9 million was recorded in Accrued Expenses and Other Liabilities.

12.	Income Taxes

The income tax expense was $0.8 million and $0.9 million for the three- and six-month periods ended June 30, 2024, resulting in effective tax rates of 111.6% and (23.9%), respectively. The income tax benefit was $0.3 million and $2.0 million for the three- and six-month periods ended June 30, 2023, resulting in an effective tax rate of 10.7% and 13.2%, respectively.

The net change in the effective tax rate for the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, was primarily due to the impact of the valuation allowance in the US in both the current and prior periods and the impact of recording of $0.6 million of discrete items during the three-month period ended June 30, 2024.  The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2024 was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company resulting in expected current tax expense in 2024.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2024 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the estimated annual effective tax rate used to compute the income tax provision for the six-month period ended June 30, 2024 includes an adjustment for the valuation allowance required against the U.S. deferred tax assets. As of June 30, 2024, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

The Company had a net loss during the three and six-month periods ended June 30, 2024 and 2023, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 2.3 million shares and 1.8 million shares were outstanding at June 30, 2024 and 2023, respectively. Restricted stock units totaling 0.9 million and 0.8 million were outstanding at June 30, 2024 and 2023, respectively. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

14.	Share Repurchase

In May 2024, the Company agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was effected through a Rule 10b5-1 Plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market through June 2026.  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount and in no event would we be required to make any purchases in the event that the Company’s cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. This new authorization replaces our share repurchase program previously announced in April 2023.

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of June 30, 2024, the Company had repurchased 52,552 shares at an average cost of $26.07 per share for a total cost of $1.4 million.

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

As we look forward, our business is positioned to capture value within our target market of joint preservation. We believe our future success will be driven by our:

●

Over 30 years of experience in HA and HA-based regenerative solutions and early intervention orthopedics combined with seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●	Utilizing HA technology and manufacturing expertise to provide new and differentiated solutions in next generation OA Pain Management (eg. Cingal) and regenerative (eg. Integrity) markets;

●	Introducing key HA products into the US market upon FDA approval/clearance, such as Cingal, Hyalofast and Integrity, our arthroscopic patch system for rotator cuff and other tendon repairs;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Global commercial expertise, which we will leverage to drive growth across our product portfolio, including continued international expansion;

●

Opportunity to pursue strategic inorganic growth opportunities, including potential partnerships and smaller acquisitions and technology licensing, and leveraging our strong financial foundation and operational capabilities; and

●	Energized and experienced team focused on strong values, talent, and culture.

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA, OA Pain Management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, next generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in approximately 40 countries. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is not currently approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval.

Joint Preservation and Restoration

Our Joint Preservation and Restoration product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our new hyaluronic acid-based scaffold for rotator cuff and other tendon repairs, Tactoset, our HA-enhanced injectable bone substitute, and Hyalofast, our HA, biodegradable scaffold used for cartilage regeneration currently available outside the United States in over 35 countries; (b) our line of sports medicine solutions used to repair and reconstruct damaged ligaments and tendons due to sports injuries, trauma and disease; and (c) our Arthrosurface portfolio of bone preserving joint technologies, including partial joint replacement, joint resurfacing, and minimally invasive and bone sparing implants, designed to treat upper and lower extremity orthopedic conditions caused by trauma, injury and arthritic disease.

Non-Orthopedic

Our Non-Orthopedic product family consists of legacy HA products that are marketed principally for non-orthopedic applications, including our anti-adhesion barrier product, advanced wound care products, our ear, nose and throat products, and our ophthalmic products. Our Non-Orthopedic product family also includes Hyvisc, our high molecular weight injectable HA veterinary product approved for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA.

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$41,921	$44,302	$(2,381)	(5%)	$82,444	$82,226	$218	-%
Cost of revenue	14,556	15,330	(774)	(5%)	30,451	30,411	40	-%
Gross Profit	27,365	28,972	(1,607)	(6%)	51,993	51,815	178	-%
Gross Margin	65%	65%			63%	63%
Operating expenses:
Research & development	7,398	8,914	(1,516)	(17%)	15,562	17,314	(1,752)	(10%)
Selling, general & administrative	19,806	23,689	(3,883)	(16%)	41,333	50,685	(9,352)	(18%)
Total operating expenses	27,204	32,603	(5,399)	(17%)	56,895	67,999	(11,104)	(16%)
Income (loss) from operations	161	(3,631)	3,792	(104%)	(4,902)	(16,184)	11,282	(70%)
Interest and other income, net	595	561	34	6%	1,187	1,100	87	8%
Income (loss) before income taxes	756	(3,070)	3,826	(125%)	(3,715)	(15,084)	11,369	(75%)
Provision for (benefit from) income taxes	844	(329)	1,173	(357%)	887	(1,993)	2,880	(145%)
Net loss	$(88)	$(2,741)	$2,653	(97%)	$(4,602)	$(13,091)	$8,489	(65%)

Revenue

The following table presents revenue by product family for the three and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$26,658	$29,334	$(2,676)	(9%)
Joint Preservation and Restoration	13,554	12,660	894	7%
Non-Orthopedic	1,709	2,308	(599)	(26%)
	$41,921	$44,302	$(2,381)	(5%)

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$50,976	$51,967	$(991)	(2%)
Joint Preservation and Restoration	27,395	26,113	1,282	5%
Non-Orthopedic	4,073	4,146	(73)	(2%)
	$82,444	$82,226	$218	-%

Revenue from our OA Pain Management product family decreased 9% and 2% for the three- and six-month periods ended June 30, 2024, as compared to the same period in 2023, due primarily to unfavorable timing of strategic partner orders as distributor ordering patterns can vary significantly on a quarterly basis.

Revenue from our Joint Preservation and Restoration product family increased 7% and 5% for the three- and six-month periods ended June 30, 2024, as compared to the same period in 2023, primarily due to growing commercial adoption of our newest products, which offset lower sales of certain legacy sports medicine products.

Revenue from our Non-Orthopedic product family decreased 26% and 2% for the three- and six-month periods ended June 30, 2024, as compared to the same period in 2023, primarily due to unfavorable timing of distributor ordering patterns as well as due to the end of life of certain legacy non-orthopedic products.

Gross Profit and Margin

Gross profit for the three-month period ended June 30, 2024 decreased $1.6 million and increased $0.2 million for the six-month period ended June 30, 2024 to $27.4 million and $52.0 million, respectively. Gross profit for the three- and six-month periods ended June 30, 2023 was $29.0 million and $51.8 million, respectively. The decrease in gross profit for the three-month period ended June 30, 2024 was primarily related to lower revenue related to the timing of OA Pain Management revenues. The increase in gross profit for the six-month period ended June 30, 2024 was due primarily to lower acquisition related amortization expenses on intangible assets, offset by higher inventory reserves.

Gross margin for the three- and six-month periods ended June 30, 2024 was 65% and 63%, respectively.  Gross margin for the three- and six-month period ended June 30, 2023 was 65% and 63%, respectively.  There was no change in gross margin for the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2024 were $7.4 million and $15.6 million, respectively. Research and development expenses for the three- and six-month periods ended June 30, 2023 were $8.9 million and $17.3 million, respectively. The decrease was primarily related to lower product development and regulatory costs in current year.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2024 were $19.8 million and $41.3 million, respectively. Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2023 were $23.7 million and $50.7 million, respectively. This decrease for the three- and six-month periods ended June 30, 2024 was primarily due to a $3.3 million payment on the Parcus Medical unitholder arbitration settlement in 2023, a $1.4 million benefit on the settlement of a contract obligation related to a discontinuation of a software project, cost savings as a result of recent headcount reductions in 2024, and lower shareholder activism costs in 2024.

Income Taxes

Income tax expense was $0.8 million and $0.9 million for the three- and six-month periods ended June 30, 2024, resulting in effective tax rates of 111.6% and (23.9%), respectively. The income tax benefit was $0.3 million and $2.0 million for the three- and six-month periods ended June 30, 2023, resulting in an effective tax rate of 10.7% and 13.2%, respectively.  The net change in the effective tax rate for the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, was primarily due to the impact of the valuation allowance in the U.S. in both the current and prior periods and the impact of recording of $0.6 million of discrete items during the three-month period ended June 30, 2024.  The Company’s effective tax rate for the three- and six-month periods ended June 30, 2024 was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company, and resulting current tax payable, for the three- and six-month periods ended June 30, 2024.

Net Loss

For the three- and six-month periods ended June 30, 2024, net loss was $0.1 million and $4.6 million, or $0.01 loss per diluted share and $0.31 loss per diluted share, respectively, compared to a net loss of $2.7 million and $13.1 million, or $0.19 loss per diluted share and $0.89 loss per diluted share, for the same periods in the prior year. The decrease in net loss and diluted net loss per share was primarily due to lower operating expenses from lower headcount and non-recurring costs related to the Parcus Medical arbitration settlement and shareholder activism costs.

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

The following is a reconciliation of adjusted gross profit and gross margin, both non-GAAP metrics, to gross profit, the most directly comparable GAAP financial measure for the three and six-month periods ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit	$27,365	$28,972	$51,993	$51,815
Product rationalization charges	-	-	472	-
Acquisition related intangible asset amortization	154	1,561	311	3,123
Adjusted gross profit	$27,519	$30,533	$52,776	$54,938

Adjusted gross margin	66%	69%	64%	67%

Adjusted gross profit for the three- and six-month periods ended June 30, 2024 decreased $3.0 million and $2.1 million to $27.5 million and $52.8 million, respectively, representing adjusted gross margin of 66% and 64%, respectively. Adjusted gross profit for the three- and six-month periods ended June 30, 2023 was $30.5 million and $54.9 million, respectively, or adjusted gross margin of 69% and 67%, respectively. The decrease in adjusted gross margin for the three- and six-month periods ended June 30, 2024 as compared to 2023 was due to lower revenue largely due to the timing of OA Pain Management revenues and higher proportion of international revenues which have lower margins.

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(88)	$(2,741)	$(4,602)	$(13,091)
Interest and other income, net	(595)	(561)	(1,187)	(1,100)
Provision for (benefit from) income taxes	844	(329)	887	(1,993)
Depreciation and amortization	1,889	1,764	3,755	3,528
Share-based compensation	3,891	4,150	7,481	7,867
Arbitration settlement	-	-	-	3,250
Product rationalization charges	-	-	472	-
Acquisition related intangible asset amortization	169	1,787	366	3,574
Discontinuation of software development project	(1,404)	-	(1,404)	-
Severance costs	-	-	839	-
Costs of shareholder activism	1,584	2,202	2,185	3,033
Adjusted EBITDA	$6,290	$6,272	$8,792	$5,068

Adjusted EBITDA in the three-month period ended June 30, 2024 had little change as compared with the same period in 2023. Adjusted EBITDA for the period was primarily driven by lower operating expenses offset by the reduced volume of higher margin US OA Pain Management revenue.

Adjusted EBITDA in the six-month period ended June 30, 2024, increased $3.7 million as compared with the same period in 2023. The increase in adjusted EBITDA for the period was due to lower operating expenses, growth in new product sales, offset partially by lower OA Pain Management revenue in the US.

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

The following is a reconciliation of adjusted net loss, a non-GAAP metric, to net income (loss), the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(88)	$(2,741)	$(4,602)	$(13,091)
Product rationalization, tax effected	-	-	514	-
Arbitration settlement, tax effected	-	-	-	2,800
Share based compensation, tax effected	2,393	3,712	8,154	6,779
Acquisition related intangible asset amortization, tax effected	103	1,598	398	3,080
Discontinuation of software development project, tax effected	(864)	-	(1,530)	-
Severance costs, tax effected	-	-	914	-
Costs of shareholder activism, tax effected	975	1,970	2,381	2,613
Adjusted net income	$2,519	$4,539	$6,229	$2,181

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Diluted (loss) earnings per share (EPS)	$(0.01)	$(0.19)	$(0.31)	$(0.89)
Product rationalization, tax effected	-	-	0.03	-
Arbitration settlement, tax effected	-	-	-	0.19
Share based compensation, tax effected	0.16	0.25	0.55	0.46
Acquisition related intangible asset amortization; tax effected	0.01	0.11	0.03	0.21
Discontinuation of software development project, tax effected	(0.06)	-	(0.10)	-
Severance costs, tax effected	-	-	0.06	-
Cost of shareholder activism, tax effected	0.07	0.14	0.16	0.18
Adjusted diluted (loss) earnings per share (EPS)	$0.17	$0.31	$0.42	$0.15

Adjusted net income and adjusted diluted earnings per share in the three-month period ended June 30, 2024 decreased $2.0 million and $0.14, respectively, as compared with the same period in 2023. The decrease for the period was primarily due to lower revenues due to timing of strategic ordering patterns with OA Pain Management customers that have higher margins.

Adjusted net income and adjusted diluted earnings per share in the six-month period ended June 30, 2024 increased $4.1 million and $0.27, respectively, as compared with the same period in 2023. The increase for the period was primarily due to lower operating expenses in 2024 partially offset by lower revenues on timing of strategic ordering patterns with higher margin OA Pain Management customers.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents were $62.8 million and $72.9 million, and working capital totaled $128.9 million and $132.2 million, at June 30, 2024 and December 31, 2023, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of June 30, 2024, and December 31, 2023, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash (used in) provided by
Operating activities	$(1,195)	$(11,911)
Investing activities	(5,211)	(2,846)
Financing activities	(3,384)	(6,556)
Effect of exchange rate changes on cash	(255)	57
Net decrease in cash and cash equivalents	$(10,045)	$(21,256)

The following changes contributed to the net change in cash and cash equivalents in the six-month period ended June 30, 2024 as compared to the same period in 2023.

Operating Activities

Cash used in operating activities was $1.2 million for the six-month period ended June 30, 2024, as compared to cash used in operating activities of $11.9 million for the same period in 2023. The decrease in cash used in operating activities for the six-months ended June 30, 2024, compared to the same period in prior year, was primarily due to a lower net loss during the six-month period ended June 30, 2024 and higher non-recurring costs in 2023 for the Parcus Medical arbitration settlement and shareholder activism costs.

Investing Activities

Cash used in investing activities was $5.2 million for the six-month period ended June 30, 2024, as compared to cash used in investing activities of $2.8 million for the same period in 2023. The change was primarily due to an increase in capital expenditures in 2024 to support the expansion of manufacturing capacity at our Bedford facility.

Financing Activities

Cash used in financing activities was $3.4 million for the six-month period ended June 30, 2024, as compared to cash used in financing activities of $6.6 million for the same period in 2023. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for share repurchases and employee tax withholding in exchange for shares surrendered by equity award holders.

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

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2023 Form 10-K for the year ended December 31, 2023. There were no material changes to our contractual obligations reported in our 2023 Form 10-K during the six months ended June 30, 2024. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the first six months of 2024 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of June 30, 2024 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We also have suppliers and customers in and around those countries that we periodically do business with that could be disrupted by these events. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent these conflicts may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended June 30, 2024 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to 30, 2024	-	-	-	$15,000
May 1 to 31, 2024	7,340	$25.74	7,340	$39,811
June 1 to 30, 2024	45,212	$26.12	45,212	$38,630
Total	52,552		52,552

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”).  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount and in no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. This new authorization replaces our share repurchase program previously announced in April 2023. On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of June 30, 2024, the Company had repurchased 52,552 shares at an average cost of $26.07 per share, representing 4% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Anika Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on June 6, 2018)

3.2

Bylaws of Anika Therapeutics, Inc., effective as of June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on June 6, 2018)

10.1

Cooperation Agreement, dated May 28, 2024, by and among Anika Therapeutics, Inc. and Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 28, 2024)

10.2

Offer letter, dated May 2, 2024, by and among Anika Therapeutics, Inc. and Stephen Griffin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 8, 2024)

10.3

Executive Retention Agreement, effective as of June 3, 2024, by and among Anika Therapeutics, Inc. and Stephen Griffin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 8, 2024)

10.4

Transitional Services and Separation Agreement, dated , May 2, 2024, by and among Anika Therapeutics, Inc. and Michael Levitz (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 8, 2024)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Stephen Griffin, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Stephen Griffin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 as filed with the SEC on August 8, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2024 and June 30, 2023 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2024 and June 30, 2023 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and June 30, 2023 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)