Form 10-Q
period 2024-09-30
Anika Therapeutics, Inc.
filed 2024-11-04
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 28, 2024, there were 14,645,596 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, HYALOFAST, HYVISC, INTEGRITY, MONOVISC, ORTHOVISC, PARCUS MEDICAL, and TACTOSET are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and may be licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$62,368	$72,867
Accounts receivable, net	28,357	35,961
Inventories	39,629	46,386
Prepaid expenses and other current assets	5,752	8,095
Total current assets	136,106	163,309
Property and equipment, net	44,572	46,198
Right-of-use assets	27,208	28,767
Other long-term assets	11,310	18,672
Deferred tax assets	1,472	1,489
Intangible assets, net	3,081	4,626
Goodwill	7,656	7,571
Total assets	$231,405	$270,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,805	$9,860
Accrued expenses and other current liabilities	18,688	21,199
Total current liabilities	25,493	31,059
Other long-term liabilities	806	404
Lease liabilities	25,242	26,904
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,087 issued and 14,694 outstanding and 14,848 issued and 14,660 outstanding at September 30, 2024 and December 31, 2023, respectively	147	147
Additional paid-in-capital	91,886	90,009
Accumulated other comprehensive loss	(5,701)	(5,943)
Retained earnings	93,532	128,052
Total stockholders’ equity	179,864	212,265
Total liabilities and stockholders’ equity	$231,405	$270,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$38,753	$41,465	$121,197	$123,691
Cost of product revenue	37,313	16,521	67,764	46,932
Gross Profit	1,440	24,944	53,433	76,759

Operating expenses:
Research & development	7,244	7,791	22,806	25,105
Selling, general & administrative	19,112	24,827	60,445	75,512
Long lived asset impairment	3,101	-	3,101	-
Total operating expenses	29,457	32,618	86,352	100,617
Loss from operations	(28,017)	(7,674)	(32,919)	(23,858)
Interest and other income, net	406	635	1,593	1,735
Loss before income taxes	(27,611)	(7,039)	(31,326)	(22,123)
Provision for (benefit from) income taxes	2,307	(463)	3,194	(2,456)
Net loss	$(29,918)	$(6,576)	$(34,520)	$(19,667)

Net loss per share:
Basic	$(2.03)	$(0.45)	$(2.34)	$(1.34)
Diluted	$(2.03)	$(0.45)	$(2.34)	$(1.34)

Weighted average common shares outstanding:
Basic	14,768	14,635	14,769	14,659
Diluted	14,768	14,635	14,769	14,659

Net loss	$(29,918)	$(6,576)	$(34,520)	$(19,667)
Foreign currency translation adjustment	715	(407)	242	(121)
Comprehensive loss	$(29,203)	$(6,983)	$(34,278)	$(19,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30, 2024
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2024	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	1	-	23	-	-	23
Vesting of restricted stock units	250	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,430	-	-	3,430
Retirement of common stock for minimum tax withholdings	(90)	(1)	(2,295)	-	-	(2,296)
Net loss	-	-	-	(4,514)	-	(4,514)
Other comprehensive loss	-	-	-	-	(372)	(372)
Balance, March 31, 2024	14,821	$148	$91,165	$123,538	$(6,315)	$208,536
Issuance of common stock for equity awards	2	-	53	-	-	53
Vesting of restricted stock units	49	1	(1)	-	-	-
Issuance of ESPP shares	24	-	411	-	-	411
Stock-based compensation expense	-	-	3,103	-	-	3,103
Repurchase of common stock	(53)	(1)	(1,369)	-	-	(1,370)
Retirement of common stock for minimum tax withholdings	(4)	-	(206)	-	-	(206)
Net loss	-	-	-	(88)	-	(88)
Other comprehensive loss	-	-	-	-	(101)	(101)
Balance, June 30, 2024	14,839	$148	$93,156	$123,450	$(6,416)	$210,338
Vesting of restricted stock units	10	-	-	-	-	-
Stock-based compensation expense	-	-	2,718	-	-	2,718
Repurchase of common stock	(152)	(1)	(3,967)	-	-	(3,968)
Retirement of common stock for minimum tax withholdings	(3)	-	(21)	-	-	(21)
Net loss	-	-	-	(29,918)	-	(29,918)
Other comprehensive income	-	-	-	-	715	715
Balance, September 30, 2024	14,694	$147	$91,886	$93,532	$(5,701)	$179,864

	Nine Months Ended September 30, 2023
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders’
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2023	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	1	-	7	-	-	7
Vesting of restricted stock units	177	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,717	-	-	3,717
Retirement of common stock for minimum tax withholdings	(62)	(1)	(1,620)	-	-	(1,621)
Net loss	-	-	-	(10,350)	-	(10,350)
Other comprehensive income	-	-	-	-	272	272
Balance, March 31, 2023	14,741	$147	$83,243	$200,369	$(6,171)	$277,588
Issuance of common stock for equity awards	1	-	30	-	-	30
Vesting of restricted stock units	70	1	(1)	-	-	-
Issuance of ESPP shares	20	-	456	-	-	456
Stock-based compensation expense	-	-	4,150	-	-	4,150
Repurchase of common stock	(159)	(1)	(5,049)	-	-	(5,050)
Retirement of common stock for minimum tax withholdings	(16)	-	(432)	-	-	(432)
Net loss	-	-	-	(2,741)	-	(2,741)
Other comprehensive income	-	-	-	-	14	14
Balance, June 30, 2023	14,657	$147	$82,397	$197,628	$(6,157)	$274,015
Vesting of restricted stock units	12	-	-	-	-	-
Stock-based compensation expense	-	-	3,561	-	-	3,561
Repurchase of common stock	(29)	(1)	1	-	-	-
Retirement of common stock for minimum tax withholdings	(3)	-	(107)	-	-	(107)
Net loss	-	-	-	(6,576)	-	(6,576)
Other comprehensive loss	-	-	-	-	(407)	(407)
Balance, September 30, 2023	14,637	$146	$85,852	$191,052	$(6,564)	$270,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,520)	$(19,667)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,324	4,806
Amortization of acquisition related intangible assets	985	5,837
Non-cash operating lease cost	1,561	1,633
Loss on disposal of property and equipment	97	1,852
Impairment of long-lived assets	3,101	-
Stock-based compensation expense	10,875	11,428
Deferred income taxes	26	(4,484)
Provision for credit losses	1,023	74
Provision for inventory	26,078	2,607
Changes in operating assets and liabilities:
Accounts receivable	6,638	(201)
Inventories	(11,815)	(8,257)
Prepaid expenses, other current and long-term assets	504	818
Accounts payable	(2,385)	(1,319)
Operating lease liabilities	(1,505)	(1,575)
Accrued expenses, other current and long-term liabilities	(2,734)	914
Income taxes	568	108
Net cash provided by (used in) operating activities	3,821	(5,426)

Cash flows from investing activities:
Purchases of property and equipment	(6,427)	(3,587)
Acquisition of intangible assets	(600)	-
Net cash used in investing activities	(7,027)	(3,587)

Cash flows from financing activities:
Proceeds from employee stock purchase program	411	456
Cash paid for tax withheld on vested restricted stock awards	(2,523)	(2,159)
Proceeds from exercises of equity awards	76	37
Repurchases of common stock	(5,339)	(5,000)
Net cash used in financing activities	(7,375)	(6,666)

Exchange rate impact on cash	82	3

Decrease in cash and cash equivalents	(10,499)	(15,676)
Cash and cash equivalents at beginning of period	72,867	86,327
Cash and cash equivalents at end of period	$62,368	$70,651
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$118	$749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care, including in the areas of osteoarthritis (“OA”) pain management, regenerative solutions, sports medicine and Arthrosurface joint solutions. The Company has over 30 years of expertise in hyaluronic acid (“HA”) technology.

In early 2020, the Company expanded its overall technology platform through its acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation company, and Arthrosurface Incorporated (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions.

On October 31, 2024, the Company sold its equity interests in Arthrosurface (Note 15) and the Company announced its intention to divest of the Parcus Medical business. These decisions were a result of a strategic review to focus on the Company’s core HA technology and regenerative solutions products to maximize shareholder value.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine-month periods ended September 30, 2024 are not indicative of the results to be expected for the year ending December 31, 2024.

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker as of September 30, 2024 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment.

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	September 30,	December 31,
	2024	2023
Accounts receivable	$30,927	$37,580
Less: Allowance for credit losses	2,570	1,619
Net balance, end of period	$28,357	$35,961

A summary of activity in the allowance for credit losses is as follows:

	As of September 30,
	2024	2023
Balance, beginning of the period	$1,619	$1,608
Amounts provided	1,284	353
Amounts recovered	(261)	(279)
Amounts written off	(78)	(101)
Translation adjustments	6	(7)
Balance, end of period	$2,570	$1,574

4.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the nine-month periods ended September 30, 2024 and 2023, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	September 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2024	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$45,538	$45,538	$-	$-	$45,538

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2023	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$55,485	$55,485	$-	$-	$55,485

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$16,401	$15,507
Work-in-process	16,423	17,002
Finished goods	17,528	32,084
Total	$50,352	$64,593

Inventories	$39,629	$46,386
Other long-term assets	10,723	18,207
Total	$50,352	$64,593

Inventories are stated net of inventory reserves of approximately $6.5 million and $11.7 million, as of September 30, 2024 and December 31, 2023, respectively. As described in more detail in Note 15, the Company sold its Arthrosurface business on October 31, 2024. As a result of this transaction, the Company adjusted the carrying value of the inventories related to the Arthrosurface business to the net realizable value. Accordingly, the company recorded a write-down of inventories of $22.7 million which was charged to Cost of Goods Sold during the three-month and nine-month periods ended September 30, 2024.

6.	Acquired Intangible Assets, Net

Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

							December 31,
		Nine Months ended September 30, 2024					2023
	Gross Value	Plus: Additions	Less: Accumulated Currency Translation Adjustment	Less: Current Period Impairment Charge	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$33,061	$600	$(1,608)	$(718)	$(29,997)	$1,338	$1,973	$15
In-process research & development	2,656	-	(1,006)	-	-	1,650	1,650	Indefinite
Customer relationships	3,887	-	-	(316)	(3,571)	-	360	10
Distributor Relationships	4,700	-	(415)	-	(4,285)	-	-	5
Patents	1,000	-	(189)	-	(764)	47	83	16
Tradenames	4,641	-	-	(126)	(4,469)	46	560	5
Total	$49,945	$600	$(3,218)	$(1,160)	$(43,086)	$3,081	$4,626	12

The aggregate amortization expense related to intangible assets was $0.3 million and $1.9 million for the three-month periods ended September 30, 2024 and 2023, respectively and $1.0 million and $5.8 million for the nine-month periods ended September 30, 2024 and 2023, respectively. During the three-month period ended September 30, 2024, the Company acquired $0.6 million new drug application (“NDA”) that has regulatory approval in the U.S. that it has recorded as developed technology. The Company also recorded a $1.2 million charge to intangible assets related to its Arthrosurface asset group during the three-month period ended September 30, 2024 due to the Company not expecting to recover the value of the intangible asset from the expected net proceeds related to the sale of the Arthrosurface business (see Note 15).

As of September 30, 2024 scheduled amortization of intangible assets is as follows:

Remainder of 2024	$252
2025	347
2026	232
2027	182
2028	32
Thereafter	386
Total	$1,431

7.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the nine-months ended September 30, 2024 were as follows:

Nine Months Ended September 30,
2024
Balance, beginning of period	$7,571
Effect of foreign currency adjustments	85
Balance, ending of period	$7,656

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Compensation and related expenses	$10,500	$11,828
Professional fees	3,449	3,240
Operating lease liability – current	2,292	2,133
Stock-based compensation	1,624	-
Clinical trial costs	363	460
Income taxes payable	82	1,240
Discontinuation of software development project	-	1,904
Other	378	394
Total	$18,688	$21,199

9.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements are immaterial. The Company had no accrued warranties as of September 30, 2024 or December 31, 2023 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

10.	Revenue and Geographic Information

Revenue by product family is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

OA Pain Management	$24,428	$24,888	$75,404	$76,855
Joint Preservation and Restoration	11,950	13,470	39,345	39,583
Non-Orthopedic	2,375	3,107	6,448	7,253
	$38,753	$41,465	$121,197	$123,691

Revenue from the Company’s sole significant US customer, J&J Medtech (previously known as DePuy Synthes Mitek Sports Medicine), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 45% and 44% for the three-months ended September 30, 2024 and 2023, respectively, and 43% and 45% for the nine-months ended September 30, 2024 and 2023, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended September 30,
	2024		2023
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$27,699	71%	$30,831	74%
Europe	5,688	15%	5,420	13%
Other	5,366	14%	5,214	13%
Total	$38,753	100%	$41,465	100%

	Nine Months Ended September 30,
	2024		2023
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$85,923	71%	$90,986	74%
Europe	18,264	15%	16,757	13%
Other	17,010	14%	15,948	13%
Total	$121,197	100%	$123,691	100%

11.	Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021, June 8, 2022 and June 14, 2023. On June 14, 2023, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 435,000 shares from 4,850,000 shares to 5,285,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There were 0.7 million shares available for future grant at September 30, 2024 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 and subsequently amended on December 22, 2023 and May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 0.1 million shares available for future grant at September 30, 2024 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$92	$181	$391	$532
Research & development	485	304	1,587	1,474
Selling, general & administrative	2,817	3,076	8,897	9,422
Total stock-based compensation expense	$3,394	$3,561	$10,875	$11,428

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	1,812,729	$33.42		$127
Granted	541,100	$28.13
Exercised	(3,556)	$21.96		$14
Forfeited and canceled	(127,008)	$37.50		$30
Outstanding as of September 30, 2024	2,223,265	$31.92	7.5	$248
Vested, September 30, 2024	1,276,640	$34.57	6.5	$102
Vested or expected to vest, September 30, 2024	2,223,265	$31.92	7.5	$248

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the nine months September 30, 2024 and 2023, along with the weighted-average grant-date fair values, were as follows:

	Nine Months Ended
	September 30,
	2024	2023
Risk free interest rate	3.6% - 4.6%	3.5% - 4.4%
Expected volatility	44.5% - 48.2%	48.2% - 49.4%
Expected life (years)	4.5	4.5
Expected dividend yield	0.0%	0.0%
Fair value per option	$10.53	$11.46

As of September 30, 2024, there was $7.4 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the nine-month period ended September 30, 2024 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2023	771,358	$27.19
Granted	491,541	$26.62
Vested	(308,634)	$27.73
Forfeited and cancelled	(74,874)	$26.43
Outstanding as of September 30, 2024	879,391	$26.74

The weighted-average grant-date fair value per share of RSUs granted was $26.62 and $26.66 for the nine-month periods ended September 30, 2024 and 2023, respectively. The total fair value of RSUs vested was $9.6 million and $6.8 million for the nine-month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $7.1 million of unrecognized compensation cost related to time-based RSUs that are expected to settle in shares, which was expected to be recognized over a weighted-average period of 1.3 years.

The Company’s annual grant of RSU awards in March 2024 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of the March 2024 RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. As of September 30, 2024, the Company had 381,029 shares outstanding in which a liability of $1.6 million was recorded in Accrued Expenses and Other Liabilities. There was $7.7 million of unrecognized compensation cost for these RSUs recorded as a liability which was expected to vest over a weighted-average period of 2.4 years.

12.	Income Taxes

The income tax expense was $2.3 million and $3.2 million for the three- and nine-month periods ended September 30, 2024, resulting in effective tax rates of (8.4%) and (10.2%), respectively. The income tax benefit was $0.5 million and $2.5 million for the three- and nine-month periods ended September 30, 2023, resulting in an effective tax rate of 6.6% and 11.1%, respectively.

The net change in the effective tax rate for the three- and nine-month periods ended September 30, 2024, as compared to the same periods in 2023, was primarily due to the impact of the valuation allowance in the US in both the current and prior periods and the impact of recording of $1.5 million of discrete items during the nine-month period ended September 30, 2024.  The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2024 was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company resulting in expected current tax expense in 2024.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2024 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the estimated annual effective tax rate used to compute the income tax provision for the nine-month period ended September 30, 2024 includes an adjustment for the valuation allowance required against the U.S. deferred tax assets. As of September 30, 2024, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate, which varies by jurisdiction. In September 2024, the Company was notified by the Italian tax authorities that it had selected the Company’s tax returns for its Italian subsidiary for 2021 for examination and remains under review.

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

The Company had a net loss during the three and nine-month periods ended September 30, 2024 and 2023, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 2.2 million shares and 1.8 million shares were outstanding at September 30, 2024 and 2023, respectively. Restricted stock units totaling 0.9 million and 0.8 million were outstanding at September 30, 2024 and 2023, respectively. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

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

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of September 30, 2024, the Company had repurchased 205,404 shares at an average cost of $25.99 per share for a total cost of $5.3 million.

15.	Subsequent Event

On October 31, 2024 (the “Closing Date”), the Company completed the sale of all of the outstanding equity interests (the “Transaction”) of Arthrosurface Incorporated, a Delaware corporation and former wholly-owned subsidiary of the Company (“Arthrosurface”), which held the Company’s Arthrosurface business, to Phoenix Brio, Incorporated, a Delaware corporation (“Buyer”), pursuant to the terms and conditions of a Share Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement”), by and among the Company, Arthrosurface and Buyer (the “Transaction”).

As consideration for the Transaction, at the closing Buyer delivered to the Company a ten-year non-interest bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments.

As a result of the Transaction, the Company tested the assets associated with the Arthrosurface business to determine if the carrying value of the assets at September 30, 2024 were fully recoverable. Given that the expected proceeds from the sale of the Arthrosurface business is expected to be less than the carrying value of its net assets, the Company recorded asset impairment charges totaling $27.4 million during the three-month period ended September 30, 2024 related to a write-down of its accounts receivable, inventories, property and equipment and intangible assets related to the Arthrosurface business.

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

In early 2020, we expanded our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine and instrumentation solutions provider, and Arthrosurface, Inc, or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions augmented our HA-based OA pain management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

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

●

Utilizing proprietary HA technology and manufacturing expertise to provide new and differentiated solutions in next generation OA Pain Management (eg. Cingal) and regenerative (eg. Integrity Implant System and Hyalofast) markets;

●

Introducing key HA products into the US market upon FDA approval/clearance, such as Cingal, Hyalofast and Integrity, our arthroscopic patch system for rotator cuff and other tendon repairs, and additional products in development that leverage our proprietary Hyaff regenerative platform;

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

On October 31, 2024 (the “Closing Date”), we completed the sale of all of the outstanding equity interests (the “Transaction”) of Arthrosurface Incorporated, a Delaware corporation and former wholly-owned subsidiary of the Company (“Arthrosurface”), which held our Arthrosurface business, to Phoenix Brio, Incorporated, a Delaware corporation (“Buyer”), pursuant to the terms and conditions of a Share Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement”), by and amongst us, Arthrosurface and Buyer (the “Transaction”).

As consideration for the Transaction, at the closing Buyer delivered to us a ten-year non-interest bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, we are also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to us; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or us occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 milllion or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to us during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to us that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments.

We also announced on October 31, 2024 our intention to divest of the Parcus Medical business. These decisions were a result of a strategic review to focus on our core HA technology and our regenerative solutions products to maximize shareholder value.

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA, OA Pain Management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, next generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in approximately 40 countries. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is not currently approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval. We acquired the Aristospan NDA regulatory approval in the U.S. in September 2024 to assist with our Cingal regulatory filing with the FDA.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$38,753	$41,465	$(2,712)	(7%)	$121,197	$123,691	$(2,494)	(2%)
Cost of revenue	37,313	16,521	20,792	126%	67,764	46,932	20,832	44%
Gross Profit	1,440	24,944	(23,504)	(94%)	53,433	76,759	(23,326)	(30%)
Gross Margin	4%	60%			44%	62%
Operating expenses:
Research & development	7,244	7,791	(547)	(7%)	22,806	25,105	(2,299)	(9%)
Selling, general & administrative	19,112	24,827	(5,715)	(23%)	60,445	75,512	(15,067)	(20%)
Long lived asset impairment	3,101	-	3,101	100%	3,101	-	3,101	100%
Total operating expenses	29,457	32,618	(3,161)	(10%)	86,352	100,617	(14,265)	(14%)
Income (loss) from operations	(28,017)	(7,674)	(20,343)	265%	(32,919)	(23,858)	(9,061)	38%
Interest and other income, net	406	635	(229)	(36%)	1,593	1,735	(142)	(8%)
Income (loss) before income taxes	(27,611)	(7,039)	(20,572)	292%	(31,326)	(22,123)	(9,203)	42%
Provision for (benefit from) income taxes	2,307	(463)	2,770	(598%)	3,194	(2,456)	5,650	(230%)
Net loss	$(29,918)	$(6,576)	$(23,342)	355%	$(34,520)	$(19,667)	$(14,853)	76%

Revenue

The following table presents revenue by product family for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$24,428	$24,888	$(460)	(2%)
Joint Preservation and Restoration	11,950	13,470	(1,520)	(11%)
Non-Orthopedic	2,375	3,107	(732)	(24%)
	$38,753	$41,465	$(2,712)	(7%)

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
OA Pain Management	$75,404	$76,855	$(1,451)	(2%)
Joint Preservation and Restoration	39,345	39,583	(238)	(1%)
Non-Orthopedic	6,448	7,253	(805)	(11%)
	$121,197	$123,691	$(2,494)	(2%)

Revenue from our OA Pain Management product family decreased 2% for each of the three- and nine-month periods ended September 30, 2024, as compared to the same periods in 2023, due primarily to unfavorable timing of strategic partner orders as distributor ordering patterns can vary significantly on a quarterly basis.

Revenue from our Joint Preservation and Restoration product family decreased 11% and 1% for the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to lower sales of certain legacy Arthrosurface and sports medicine products, offset somewhat from growing commercial adoption of our newest products, particularly Integrity.

Revenue from our Non-Orthopedic product family decreased 24% and 11% for the three- and nine-month periods ended September 30, 2024, as compared to the same periods in 2023, primarily due to unfavorable timing of distributor ordering patterns as well as due to the end of life of certain legacy non-orthopedic products.

Gross Profit and Margin

Gross profit for the three-month period ended September 30, 2024 decreased by $23.5 million and decreased $23.3 million for the nine-month period ended September 30, 2024 to $1.4 million and $53.4 million, respectively. Gross profit for the three- and nine-month periods ended September 30, 2023 was $24.9 million and $76.8 million, respectively. The decrease in gross profit for the three-month and nine-month periods ended September 30, 2024 was due primarily to the write down of inventories and related raw material deposits with the Arthrosurface business in the amount of $23.4 million during the three-month period ended September 30, 2024.

Gross margin for the three- and nine-month periods ended September 30, 2024 was 4% and 44%, respectively.  Gross margin for the three- and nine-month period ended September 30, 2023 was 60% and 62%, respectively.  The increase in gross margin for the three- and nine-month periods ended September 30, 2024, as compared to the same periods in 2023 was primarily due to the write-down of Arthrosurface inventories.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2024 were $7.2 million and $22.8 million, respectively. Research and development expenses for the three- and nine-month periods ended September 30, 2023 were $7.8 million and $25.1 million, respectively. The decrease for the three-month and nine-month periods ended September 30, 2024 was primarily related to lower product development and regulatory costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2024 were $19.1 million and $60.4 million, respectively. Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2023 were $24.8 million and $75.5 million, respectively. This decrease for the three- and nine-month periods ended September 30, 2024 was primarily due to a $3.3 million payment on the Parcus Medical unitholder arbitration settlement in 2023, a $1.4 million benefit on the settlement of a contract obligation related to a discontinuation of a software project, cost savings as a result of recent headcount reductions taken in first quarter of 2024, and lower shareholder activism costs in 2024.

Impairment of Long-Lived Assets

We assess our long-lived assets for impairment under certain circumstances, such as when events or changes in circumstances indicate there may be impairment. On October 31, 2024, we sold our equity interest in Arthrosurface Incorporated. in which the expected consideration will be less than carrying value of the net assets of the Arthrosurface reporting unit at September 30, 2024. As a result, we performed an assessment of long-lived assets for impairment related to Arthrosurface reporting unit. The results of these impairment tests indicated that the estimated fair value of this reporting unit was less than its carrying value. Consequently, a non-cash impairment of long-lived assets charge of $3.1 million was recorded in the three-month period ended September 30, 2024. The decline in fair value was primarily due to expectation of lower cash flows related the Arthrosurface reporting unit.

Income Taxes

Income tax expense was $2.3 million and $3.2 million for the three- and nine-month periods ended September 30, 2024, resulting in effective tax rates of (8.4%) and (10.2%), respectively. The income tax benefit was $0.5 million and $2.5 million for the three- and nine-month periods ended September 30, 2023, resulting in an effective tax rate of 6.6% and 11.1%, respectively.  The net change in the effective tax rate for the three- and nine-month periods ended September 30, 2024, as compared to the same periods in 2023, was primarily due to the impact of the valuation allowance in the U.S. in both the current and prior periods and the impact of recording of $1.5 million of discrete items during the nine-month period ended September 30, 2024.  The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2024 was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company, and resulting current tax payable, for the three- and nine-month periods ended September 30, 2024.

Net Loss

For the three- and nine-month periods ended September 30, 2024, net loss was $29.9 million and $34.5 million, or $2.03 loss per diluted share and $2.34 loss per diluted share, respectively, compared to a net loss of $6.6 million and $19.7 million, or $0.45 loss per diluted share and $1.34 loss per diluted share, for the same periods in the prior year. The decrease in net loss and diluted net loss per share was primarily due to impairment charges and write-down of assets related to the Arthrosurface business.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define adjusted gross profit as our gross profit excluding amortization of certain acquired intangible assets, the impact of inventory fair-value step up associated with our recent acquisitions, certain writedowns of inventories to realizable value and certain product rationalization charges. The amortized assets contribute to revenue generation, and the amortization of such assets will likely continue in future periods until such assets are fully amortized. These assets include the fair value of certain identified assets acquired in acquisitions, including developed technology and acquired tradenames. We define adjusted gross margin as adjusted gross profit divided by total revenue.

The following is a reconciliation of adjusted gross profit and gross margin, both non-GAAP metrics, to gross profit, the most directly comparable GAAP financial measure for the three and nine-month periods ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit	$1,440	$24,944	$53,433	$76,759
Product rationalization charges	-	748	472	748
Writedown of inventories	23,438	-	23,438	-
Acquisition related intangible asset amortization	153	1,561	464	4,684
Adjusted gross profit	$25,031	$27,253	$77,807	$82,191

Adjusted gross margin	65%	66%	64%	66%

Adjusted gross profit for the three- and nine-month periods ended September 30, 2024 decreased $2.3 million and $4.4 million to $25.0 million and $77.8 million, respectively, representing adjusted gross margin of 65% and 64%, respectively. Adjusted gross profit for the three- and nine-month periods ended September 30, 2023 was $27.3 million and $82.2 million, respectively, or adjusted gross margin of 66% and 66%, respectively. The decrease in adjusted gross margin for the three- and nine-month periods ended September 30, 2024 as compared to 2023 was due to lower revenue largely due to a higher proportion of international revenues which have lower margins.

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

●	we exclude acquisition related expenses, including, amortization and depreciation of acquired assets in recent acquisitions, impairments or writedowns on acquired assets, and the impact of inventory fair-value step up on cost of revenue;

●

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(29,918)	$(6,576)	$(34,520)	$(19,667)
Interest and other income, net	(406)	(635)	(1,593)	(1,735)
Provision for (benefit from) income taxes	2,307	(463)	3,194	(2,456)
Depreciation and amortization	2,045	1,755	5,800	5,282
Share-based compensation	3,394	3,561	10,875	11,428
Arbitration settlement	-	-	-	3,250
Product rationalization charges	-	748	472	748
Acquisition related intangible asset amortization	143	1,787	509	5,361
Impairment/writedown of assets	27,401	-	27,401	-
Discontinuation of software development project	-	4,473	(1,404)	4,473
Non-recurring professional fees	465	-	465	-
Severance costs	-	-	839	-
Costs of shareholder activism	-	-	2,185	3,033
Adjusted EBITDA	$5,431	$4,650	$14,223	$9,717

Adjusted EBITDA in the three-month period ended September 30, 2024 increased $0.7 million as compared with the same period in 2023. Adjusted EBITDA for the period was primarily driven by lower operating expenses offset by the reduced volume of higher margin US OA Pain Management revenue.

Adjusted EBITDA in the nine-month period ended September 30, 2024, increased $4.5 million as compared with the same period in 2023. The increase in adjusted EBITDA for the period was due to lower operating expenses, growth in new product sales, offset partially by lower OA Pain Management revenue in the US.

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

The following is a reconciliation of adjusted net loss, a non-GAAP metric, to net income (loss), the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(29,918)	$(6,576)	$(34,520)	$(19,667)
Product rationalization, tax effected	-	699	392	665
Arbitration settlement, tax effected	-	-	-	2,889
Share based compensation, tax effected	2,820	3,327	9,037	10,159
Acquisition related intangible asset amortization, tax effected	119	1,669	423	4,767
Impairment/writedown of assets, tax effected	22,770	-	22,770	-
Discontinuation of software development project, tax effected	-	4,179	(1,167)	3,976
Non-recurring professional fees, tax effected	386	-	386	-
Severance costs, tax effected	-	-	697	-
Costs of shareholder activism, tax effected	-	-	1,816	2,696
Adjusted net (loss) income	$(3,823)	$3,298	$(166)	$5,485

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted (loss) earnings per share (EPS)	$(2.03)	$(0.45)	$(2.34)	$(1.34)
Product rationalization, tax effected	-	0.05	0.03	0.05
Arbitration settlement, tax effected	-	-	-	0.20
Share based compensation, tax effected	0.19	0.23	0.61	0.69
Acquisition related intangible asset amortization; tax effected	0.01	0.11	0.03	0.32
Impairment/writedown of assets, tax effected	1.55	-	1.55	-
Discontinuation of software development project, tax effected	-	0.29	(0.08)	0.27
Non-recurring professional fees, tax effected	0.03	-	0.02	-
Severance costs, tax effected	-	-	0.05	-
Cost of shareholder activism, tax effected	-	-	0.12	0.18
Adjusted diluted earnings per share (EPS)	$(0.25)	$0.23	$(0.01)	$0.37

Adjusted net income and adjusted diluted earnings per share in the three-month period ended September 30, 2024 decreased $7.1 million and $0.48, respectively, as compared with the same period in 2023. The decrease for the period was primarily due to lower revenues due to timing of strategic ordering patterns with OA Pain Management customers that have higher margins.

Adjusted net income and adjusted diluted earnings per share in the nine-month period ended September 30, 2024 decreased $5.7 million and $0.38, respectively, as compared with the same period in 2023. The increase for the period was primarily due to lower operating expenses in 2024 partially offset by lower revenues on timing of strategic ordering patterns with higher margin OA Pain Management customers.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents were $62.4 million and $72.9 million, and working capital totaled $110.6 million and $132.2 million, at September 30, 2024 and December 31, 2023, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of September 30, 2024, and December 31, 2023, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash (used in) provided by
Operating activities	$3,821	$(5,426)
Investing activities	(7,027)	(3,587)
Financing activities	(7,375)	(6,666)
Effect of exchange rate changes on cash	82	3
Net decrease in cash and cash equivalents	$(10,499)	$(15,676)

The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended September 30, 2024 as compared to the same period in 2023.

Operating Activities

Cash provided by operating activities was $3.8 million for the nine-month period ended September 30, 2024, as compared to cash used in operating activities of $5.4 million for the same period in 2023. The increase in cash provided by operating activities for the nine-months ended September 30, 2024, compared to the same period in prior year, was primarily due to a lower net loss during the nine-month period ended September 30, 2024 and higher non-recurring costs in 2023 for the Parcus Medical arbitration settlement and shareholder activism expenses.

Investing Activities

Cash used in investing activities was $7.0 million for the nine-month period ended September 30, 2024, as compared to cash used in investing activities of $3.6 million for the same period in 2023. The change was primarily due to an increase in capital expenditures in 2024 to support the expansion of manufacturing capacity at our Bedford facility and a purchase of developed technology for $0.6 million.

Financing Activities

Cash used in financing activities was $7.4 million for the nine-month period ended September 30, 2024, as compared to cash used in financing activities of $6.7 million for the same period in 2023. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for share repurchases and employee tax withholding in exchange for shares surrendered by equity award holders. We paid $5.3 million and $5.0 million in share repurchases for the nine-month periods ended September 2024 and 2023, respectively.

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

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2023 Form 10-K for the year ended December 31, 2023. There were no material changes to our contractual obligations reported in our 2023 Form 10-K during the nine months ended September 30, 2024. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of September 30, 2024 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

The impact of the Russian invasion of Ukraine and the conflict in the Middle East on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the conflict in the Middle East are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the conflict in the Middle East may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or the Middle East may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We also have suppliers and customers in and around those areas that we periodically do business with that could be disrupted by these events. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent these conflicts may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended September 30, 2024 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to 31, 2024	49,245	$27.23	49,245	$37,289
August 1 to 31, 2024	53,605	$25.76	53,605	$35,908
September 1 to 30, 2024	50,002	$24.94	50,002	$34,661
Total	152,852		152,852

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”).  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount and in no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. This new authorization replaces our share repurchase program previously announced in April 2023. On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of September 30, 2024, the Company had repurchased 205,404 shares at an average cost of $25.99 per share, representing 13% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 as filed with the SEC on October 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: November 4, 2024	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)