Form 10-K
period 2024-12-31
Anika Therapeutics, Inc.
filed 2025-03-17
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was $373,146,995 computed by reference to the closing price of common stock on such date. The registrant does not have any non-voting stock outstanding.

At March 6, 2025, there were 14,175,994 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, ANIKAVISC, CINGAL, HYAFF, HYALOFAST, HYVISC, INTEGRITY, MONOVISC, ORTHOVISC, and TACTOSET are our trademarks that appear in this Annual Report on Form 10-K. For convenience, these trademarks may appear in this Annual Report on Form 10-K without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Annual Report on Form 10-K also contains trademarks and trade names that are the property of other companies and licensed to us.

FORM 10-K

ANIKA THERAPEUTICS, INC.

For Fiscal Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

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

RISK FACTOR SUMMARY

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

●	Our financial performance depends on sales growth and increasing demand for our portfolios, and we may not be able to successfully manage the recent, and future, expansion of our operations.

●	Substantial competition could materially affect our financial performance.

●

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if we are excluded from being a supplier by a group purchasing organization or similar entity.

●	A significant portion of our Osteoarthritis (“OA”) Pain Management revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

●	We experience quarterly sales volume variation, which makes our future results difficult to predict and makes period-to-period comparisons potentially not meaningful.

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

●	Our license agreements with Johnson & Johnson MedTech (“J&J MedTech”) (previously known as DePuy Synthes Mitek Sports Medicine) provide substantial control of Monovisc and Orthovisc in the United States to J&J MedTech, and J&J MedTech’s actions could have a material impact on our business, financial condition and results of operations.

●	We may not succeed in our integration and buildout of our direct sales channel in the United States, and our failure to do so could negatively impact our business and financial results.

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

●	We are facing a longer than expected pathway to commercialization of our Cingal product in the United States, and we may face other unforeseen difficulties in achieving regulatory approval for Cingal or other new products, which could affect our business and financial results.

●	Failure to obtain, or any delay in obtaining, U.S. Food and Drug Administration (“FDA”) or other U.S. and foreign governmental clearances or approvals for our products may have a material adverse effect on our business, financial condition and results of operations.

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

●	We may have difficulty managing our growth.

●	The activities involved with our recent divestitures could disrupt our ongoing business, distract our management and increase our expenses.

●	We may explore inorganic growth as a part of our future growth strategy, which would expose us to a variety of risks that could adversely affect our business operations.

●	As our international sales and operations grow, we could become increasingly subject to additional economic, political, and other risks that could harm our business.

●	We may be unable to adequately protect our intellectual property rights, which could have a material impact on our business and future financial results.

●	Our stock price may be highly volatile, and we cannot assure you that market making in our common stock will continue.

●	Our charter documents contain anti-takeover provisions that may prevent or delay an acquisition of our company.

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

PART I

ITEM 1. BUSINESS

Purpose and Mission

Founded in 1992, Anika Therapeutics, Inc. (“Anika” or “Company”) is a global leader in the OA Pain Management and regenerative solutions space, focusing on early intervention orthopedics. The Company leverages proprietary hyaluronic acid (“HA”) technology to develop highly differentiated products. Driven by strong partnerships with physicians, Anika is dedicated to pioneering HA-based innovations that redefine orthopedic care. Our mission is to restore active living, empower surgeon choice, and enhance patient outcomes worldwide.

Anika’s Mission:

“Powered by our passionate team, we partner with clinicians to create and provide meaningful advancements in early intervention orthopedic care. We are unwavering in our commitment to quality and compliance as we develop and commercialize solutions that restore active living for people around the world.”

Anika’s Core Values:

●	People: We engage with and invest in each other in a community that values diversity and inclusion.
●	Quality: We strive for the highest quality and compliance in everything we do.
●	Integrity: We live up to our promises and do the right thing, every day.
●	Innovation: We are agile and entrepreneurial in developing and delivering meaningful solutions.
●	Teamwork: We operate with mutual respect and trust and are collaborative as we grow together.
●	Accountability: We are empowered and accountable to deliver results and value to all our stakeholders.

Strategy

In October 2024, we announced a strategic shift to concentrate on our OA Pain Management and Regenerative Solutions portfolios. This strategic decision involved the sale of Arthrosurface Incorporated on October 31, 2024 and the sale of Parcus Medical, LLC on March 7, 2025, both of which were acquired in early 2020 under a previous management strategy.

As we look ahead, our focused strategy, driven by HA-based products, positions us to offer truly innovative treatments in areas of unmet need and substantial, growing markets. We will place particular emphasis on the commercial execution and adoption of the newest product in our Regenerative Solutions portfolio, the Integrity Implant System (“Integrity”), a HA-based scaffold designed for rotator cuff and other tendon repairs. The Integrity system has shown strong performance, with over 40% sequential growth in surgeries and significant adoption by new customers.

We will continue to invest in our Regenerative Solutions R&D pipeline as we prepare for the U.S. approval and launch of both Hyalofast and Cingal, each representing an incremental U.S. addressable market of at least $1 billion. Hyalofast is on track for a U.S. launch by 2026, and we have submitted the first two modules of our premarket approval (“PMA”) application with the FDA. Additionally, we will build on the international commercial momentum of our entire OA Pain Management portfolio, led by Monovisc and Cingal. Cingal has shown significant clinical success and is progressing towards a New Drug Application (“NDA”) filing in the U.S.

On October 31, 2024 (the “Arthrosurface Closing Date”), we completed the sale of all outstanding equity interests (the “Arthrosurface Transaction”) of Arthrosurface Incorporated, a Delaware corporation and former wholly-owned subsidiary of the Company (“Arthrosurface”), which held our Arthrosurface asset group, to Phoenix Brio, Incorporated, a Delaware corporation (“Phoenix Brio”), pursuant to the terms and conditions of a Share Purchase Agreement, dated as of the Arthrosurface Closing Date (the “Arthrosurface Purchase Agreement”), by and amongst us, Arthrosurface, and Phoenix Brio.

As consideration for the Arthrosurface Transaction, at the closing, Phoenix Brio delivered to us a ten-year non-interest bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, we are also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to us; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona fide arm’s length transaction with a third party that is not an affiliate of Phoenix Brio or us occurring within the first twenty-four (24) months following the Closing Date. Phoenix Brio can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to us during the last full calendar year prior to the consummation of a change of control transaction or Phoenix Brio’s written notice to us that it is electing to make the Buy-Out Payment. Pursuant to the Arthrosurface Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments.

On March 7, 2025 (the “Parcus Closing Date”), we completed the sale of all of the outstanding equity interests of Parcus Medical, LLC, a Wisconsin limited liability company and former wholly-owned subsidiary of the Company (“Parcus”), to Medacta Americas Manufacturing, Inc., a Delaware corporation (“Medacta”), pursuant to the terms and conditions of a Membership Interest Purchase Agreement, dated as of the Closing Date (the “Parcus Purchase Agreement”), by and among the Company, Parcus and Buyer (the “Transaction”). As consideration for the Transaction, at closing, Medacta made a payment of $4.5 million in cash. Pursuant to the Parcus Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments.

Products and Services

Anika provides a broad array of products and services, including:

●	Osteoarthritis (“OA”) Pain Management: Orthovisc, Monovisc, and Cingal.

Monovisc and Orthovisc are our single- and multi-injection, HA viscosupplement products indicated for pain relief from OA conditions. Labeling in the United States limits their use to the knee exclusively, while labeling outside the U.S. is broader, providing expanded therapeutic options beyond the knee to include anatomies such as the shoulder, hip, and ankle. Our OA Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by J&J MedTech.

In December 2011, we entered into a fifteen-year licensing agreement with J&J MedTech to exclusively market Monovisc in the United States through December 2026. In December 2003, we entered into a ten-year licensing agreement to exclusively market Orthovisc in the United States. J&J MedTech extended this agreement for additional five-year terms in 2007, 2012, 2017, and most recently in August 2022. The current agreement expires in December 2028 unless extended at the option of J&J MedTech.

Monovisc and Orthovisc have been market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Despite recent competitive pricing pressures and reduced market access, Monovisc and Orthovisc remain market leaders in the U.S. OA Pain Management market. Internationally, we market our OA Pain Management products directly through a worldwide network of commercial distributors, and our international sales team has successfully expanded into new countries, driving double-digit growth in recent years.

Cingal is our novel, next-generation, non-opioid, single-injection OA Pain Management product, consisting of our proprietary cross-linked HA material combined with a fast-acting steroid, designed to provide both short- and long-term pain relief. Cingal is CE marked and has been sold outside the United States for several years, directly in over 35 countries through our network of distributors. Cingal is not currently approved for commercial use in the United States. We have been actively engaging with the FDA on next steps for U.S. regulatory approval.

We have made significant progress in addressing the FDA's requirements for Cingal's approval. In April 2023, we held a Type-C meeting with the FDA, which led to an advice letter received from the FDA in April 2024. The letter included positive feedback and new challenges that we are actively addressing. We also received confirmation that the clinical data for Cingal is a review issue and not a filing issue. Additionally, in September 2024, we acquired the Aristospan NDA, which allowed us to address a recent FDA requirement and will enable us to source the reference drug for a bioequivalence study.  We had another Type-C meeting with the FDA in February 2025 to discuss finalizing NDA submission requirements. We are committed to bringing this revolutionary pain management therapy to the approximate $1 billion U.S. addressable market. For additional information, please see the section captioned “Item 1. Business—Research and Development.”

●	Regenerative Solutions: Integrity, Hyalofast, and Tactoset.

Integrity is an HA-based scaffold with bone and tendon fixation components and arthroscopic delivery instruments. It is designed to protect injured tendons and promote healing in rotator cuff repair and other tendon procedures. Integrity received FDA clearance for commercial use in the United States in August 2023 and we initiated a limited market release in November 2023. Since its launch, Integrity has shown strong performance, with over 40% sequential growth in surgeries and significant adoption by new customers. The system competes in a U.S. tendon augmentation market estimated to be more than $220 million annually.

Hyalofast is a 100% HA resorbable scaffold used for single stage cartilage regeneration. While Tactoset and Integrity are commercialized principally in the United States, Hyalofast is currently available outside the United States in over 30 countries within Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under a pivotal Investigational Device Exemption (“IDE”) clinical trial and is not available for commercial sale. We have filed the first and second modules of its PMA with the FDA, and the product is on track for a U.S. launch by 2026. For additional information, please see the section captioned “Item 1. Business—Research and Development.”

Tactoset Injectable Bone Substitute is an HA-enhanced injectable bone repair therapy designed to treat insufficiency fractures and augment hardware fixation, such as suture anchors.

Listed below are the key product drivers to our business

●	Non-Orthopedic Products: Hyvisc, Hyalobarrier, Anikavisc, Nuvisc

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

Sales Channels

A majority of our products are used by clinicians and surgeons in one of three environments: office-based procedures, hospital operating rooms, and ambulatory surgery centers (“ASCs”). Office-based procedures usually focus on injections, while ASCs are clinics outside of a normal hospital setting, often at least partially physician-owned. These medical care delivery environments typically require different commercial approaches and have distinct call points, necessitating diversity in our sales strategy. For instance, our OA Pain Management product family and certain products in our Non-Orthopedic category are almost entirely utilized in an office-based setting, while our Regenerative Solutions and certain other products in our Non-Orthopedic category are almost exclusively used in hospital operating rooms or ASCs.

As a result of these distinctions, we employ multiple sales models in the United States to ensure that we meet the needs of our customers and other healthcare system stakeholders. For many years, we have maintained a mutually beneficial commercial partnership with J&J MedTech, which sells Monovisc and Orthovisc in the United States. In this arrangement, we sell the Monovisc and Orthovisc products that we manufacture to J&J MedTech, and we also receive a royalty from J&J MedTech on their end-user sales of these products in the United States. We have U.S. commercial partnerships for other products in our Non-Orthopedic product families. Under these partnerships, we sell our products directly to our partners, who perform downstream sales and marketing activities to customers and end-users. In addition to a transfer price, we may also structure our arrangements to receive a royalty on end-user sales.

In the U.S., we sell our Regenerative Solutions portfolio directly to clinicians, including hospitals and ASCs, through a hybrid approach involving our Anika sales team and a large network of independent third-party distributors. We employ selling models that seek to maximize benefits for our company and customers, including contracts with group purchasing organizations and certain fixed-price delivery models. This approach has proven effective, as evidenced by the strong performance of products like the Integrity Implant System, which has seen significant adoption and growth.

Outside of the United States, we market and sell our products using a worldwide network of commercial distributors, providing a solid foundation for future revenue growth and territorial expansion. Our relationships with these partners are generally structured such that we sell our products to them directly, while they, with global support from our team, perform in-country sales and marketing activities to drive local growth and adoption of our products. We expect to generally maintain this model for the foreseeable future, while also selectively evaluating other options and being opportunistic about adopting other sales models, including direct sales, in certain jurisdictions.

We believe that our overall sales approach provides our business with a strong base to drive revenue growth as we continue to grow and scale our commercial infrastructure. We will continue to focus on expanding our commercial capabilities, including market access, innovative sales and delivery models, and improved logistics management. This strategy is expected to enhance our ability to deliver value to our shareholders and meet the needs of our diverse customer base.

Manufacturing

We manufacture all of our HA-based products, including our OA Pain Management and Regenerative Solutions products, as well as certain additional products, at our facility in Bedford, Massachusetts. Here, we have developed significant manufacturing expertise in procedures such as homogenized mixing and filling of highly viscous liquids and creation and manipulation of solid HA into scaffolds or other fiber-based presentations.

To support higher expected output of OA Pain Management and Regenerative Solutions products, we are investing in our Bedford manufacturing facility. This investment is part of our broader strategy to enhance our manufacturing capabilities and ensure we can meet the growing demand for our innovative products.

The raw materials necessary to manufacture our products are generally available from multiple sources. However, we rely on a small number of suppliers for certain key raw materials and other components, parts, and disposables required for the manufacturing and delivery of these products. Any prolonged interruption of operations or significant reduction in the capacity or performance capability of any of our manufacturing facilities, or with any of our key suppliers, could have a material adverse effect on our operations.

Research and Development

Our research and development efforts focus on developing new medical applications that address unmet needs by leveraging our technology platforms. This includes new implant designs, developing intellectual property related to our technology platforms and new products, managing clinical trials for certain product candidates, preparing and processing applications for regulatory clearances and approvals, and conducting process development and scale-up manufacturing activities for our existing and new product development initiatives. For 2024, 2023, and 2022, research and development expenses were $25.6 million, $21.8 million, and $18.3 million, respectively. The increase in 2024 was primarily due to costs associated with ensuring compliance with growing global regulatory requirements, such as the European Union (“EU”) Medical Device Regulation (“MDR”), as well as new product development in our research and development pipeline. This pipeline is led by Integrity, which received FDA clearance in August 2023 and was launched with first surgeries in rotator cuff repair and other tendon procedures in November 2023. We anticipate continuing to commit resources to research and development activities, primarily for new product development, regulatory compliance, scale-up manufacturing activities, and preclinical and clinical activities.

Our new product development efforts focus on HA-based products in unmet, large, and growing orthopedic markets to drive long-term value, specifically in OA Pain Management and Regenerative Solutions. To better inform and target our research and development investments, we routinely interact with key external stakeholders, including clinicians, to incorporate customer and patient insights into our development process. This approach helps ensure we bring needed solutions to the market. As we move forward, we plan to continue investing in novel and meaningful new products for our target markets based on our core capabilities, including further expanding our regenerative HA technology platform.

Our development focus for OA Pain Management will continue to be on bringing Cingal, our next-generation, non-opioid, single-injection OA pain product combined with a fast-acting steroid, to the U.S. market. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. We have been actively engaging with the FDA on next steps for U.S. regulatory approval. In September 2024, we acquired the Aristospan NDA to assist with our Cingal regulatory filing with the FDA. We have made significant progress in addressing the FDA's requirements for Cingal's approval, including a Type-C meeting with the FDA and acquiring the Aristospan NDA to enable us to source the reference drug for a bioequivalence study. We had another Type-C meeting with the FDA in February 2025 to discuss finalizing NDA submission requirements. In parallel, we are exploring the potential to advance Cingal through commercial partnerships in the U.S. and select Asian markets.

Development for our Regenerative Solutions product family is focused on several key areas. We are developing novel solutions and line extensions across our regenerative solutions segments, with a key focus on the shoulder, knee, and foot and ankle. These include enhancements to existing regenerative solutions such as our Tactoset Injectable Bone Substitute, which received an additional premarket notification (510(k)) clearance in 2021 for hardware augmentation, and our Integrity Implant System, a regenerative HA-based patch product targeted at rotator cuff repair that received 510(k) clearance in August 2023 and is now in full market release. Integrity has shown strong performance, with over 40% sequential growth in surgeries and significant adoption by new customers.

In addition, we have made significant progress on a full regenerative pipeline, leveraging the commercial success of Integrity, as well as progress on our clinical trial to support approval in the United States for Hyalofast, our single-stage, off-the-shelf cartilage repair therapy, currently sold only outside the United States. We have fully enrolled the 200 patients targeted in the Hyalofast trial. This pivotal trial has a two-year follow-up protocol expected to be completed in early 2025 before regulatory submission is finalized. We filed the first module as part of a modular PMA in 2024, which is the first step in seeking FDA approval for Hyalofast in the United States, and the second module was filed in January 2025. The final module of the PMA will be filed in 2025 once the clinical data becomes available for submission to the FDA.

Intellectual Property

We pursue patent and trademark protection for our key technologies, products, and product enhancements in the United States and select international markets. When appropriate, we enforce and plan to defend our patent and trademark rights. While our patent and trademark portfolio provides competitive advantages for our current and future product lines, it is not our only form of protection. We also depend on trade secrets and ongoing technological innovations and regulatory approvals to sustain our competitive edge.

Our intellectual property strategy is integral to our overall corporate strategy, particularly as we focus on our core HA technology and Regenerative Solutions products. This approach ensures that we can continue to innovate and bring new, differentiated products to market, such as Integrity and Hyalofast, while protecting our proprietary technologies and maintaining our competitive position in the industry.

Competition

We compete with numerous companies, including large pharmaceutical firms and specialized medical device companies, across our product lines. For our OA Pain Management products, our main competitors include Sanofi Genzyme, Zimmer Biomet, Inc., Bioventus Inc., Avanos Medical, Inc., Pacira BioSciences, Conmed Corporation, and Ferring Pharmaceuticals, among others. With respect to our Regenerative Solutions products, our key competitors are Arthrex, Inc , Smith & Nephew PLC, Stryker Corporation, and Zimmer Biomet, Inc., as well as smaller organizations like Atreon Orthopedics and Bone Support AB.

Many of these larger companies have significantly greater financial resources, larger research and development teams, more extensive marketing and manufacturing capabilities, and more experience with regulatory processes than we do. We also face competition from academic institutions, government agencies, and other research organizations involved in product research, development, and commercialization. Additionally, many of our competitors compete with us for collaborations in research and development, clinical trial, and commercialization programs.

We primarily compete with other market participants on the efficacy and safety reputation of our products, as well as the breadth of our overall product portfolio. Other competitive factors include the timing and scope of regulatory approvals, availability of manufacturing supplies and raw materials, marketing and sales capabilities, reimbursement coverage, product pricing, and patent protection. Key factors that may affect our competitive position include:

●	The quality and breadth of our product portfolio development;
●	Our ability to complete successful clinical studies and obtain FDA and foreign regulatory approvals;
●	Our ability to source raw materials and components at competitive prices and deliver them on schedule;
●	Our ability to strengthen our commercial infrastructure, integrate sales channels, and execute sales strategies;
●	The execution of commercial strategies by our key partners and our management of these relationships;
●	Our ability to recruit and retain skilled employees; and
●	The availability of capital resources to fund strategic activities, including acquisitions.

We are aware of several companies developing and marketing competitive products. Some competitors have already obtained product approvals, submitted applications for approval, or commenced clinical studies in the U.S. or abroad. All our products face substantial competition, and there is a risk that we may not compete effectively against current or future competitors. Additionally, healthcare legislation and regulation aimed at reducing costs have led to industry consolidation, creating larger companies with greater market power. This has intensified competition in the provision of products and services. Market makers, such as group purchasing organizations and integrated delivery networks, have increased their negotiating leverage. If these market makers demand significant price concessions or exclude us as a supplier, our product revenue could be adversely impacted.

Despite these challenges, our products, like Monovisc, Orthovisc, and Cingal, have maintained strong market positions due to their clinical efficacy and safety profiles. Our regenerative solutions, including Integrity and Hyalofast, are also gaining traction, supported by robust clinical data and innovative technology. We continue to focus on expanding our market presence and enhancing our competitive edge through strategic investments in research and development, regulatory compliance, and commercial infrastructure.

Governmental Regulation

The clinical development, manufacturing, and marketing of our products are subject to governmental regulation in the United States, the European Union, and other territories worldwide, including under the Federal Food, Drug, and Cosmetic Act (“FDCA”) in the United States. Medical products regulated by the FDA and other authorities are generally classified as drugs, biologics, or medical devices. The classification standards for our products may change over time due to new regulations or updated interpretations of existing regulations.

Regulation of Medical Devices

Medical devices intended for human use are classified into three categories (Class I, II, or III) based on the controls deemed necessary by the FDA to ensure their safety and effectiveness. Class I and II devices are subject to the 510(k) premarket notification process unless exempt. Class III devices must obtain FDA approval of their PMAs to be commercially distributed.

Some of our current products require premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A device is substantially equivalent if it has the same intended use and either the same technological characteristics or different technological characteristics that do not raise new questions of safety and effectiveness.

The FDA aims to review and issue a determination on a 510(k) submission within 90 calendar days, though it often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent, it will grant 510(k) clearance to market the device. If the FDA determines that the device is “not substantially equivalent” to a predicate device, it is designated as a Class III device, requiring more rigorous PMA requirements or a risk-based classification determination through the “de novo” process for novel medical devices that are low to moderate risk.

After receiving 510(k) clearance, any modification that could significantly affect the device’s safety or effectiveness, or constitute a major change in its intended use, requires a new 510(k) clearance or PMA approval. The determination of whether a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications are documented by a “letter to file,” but the FDA may review these letters and require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained.

Some of our devices are Class III devices requiring PMA approval before marketing. In a PMA, the manufacturer must demonstrate that the device is reasonably safe and effective, supported by extensive data from preclinical studies and clinical trials. The PMA must also include a full description of the device, its components, manufacturing methods, facilities, controls, and proposed labeling. The FDA has 180 days to review a PMA, though it often takes longer. An advisory committee of external experts may review the application and provide recommendations to the FDA. The FDA generally conducts a pre-approval inspection of the manufacturing facilities to ensure compliance with the FDA’s quality system regulation (“QSR”).

The FDA will approve the device for commercial distribution if the data and information in the PMA constitute valid scientific evidence and provide reasonable assurance of the device’s safety and effectiveness. Certain changes to an approved device that affect its safety or effectiveness require submission of a PMA supplement or a new PMA.

Regulation of a Drug

New drugs require FDA approval of a NDA to be marketed. The approval process typically takes several years and varies based on the product’s type, complexity, and novelty. None of our products are currently approved under an NDA.

The steps for obtaining FDA approval of an NDA include:

●	Completion of preclinical laboratory tests, animal studies, and formulation studies under the FDA’s Good Laboratory Practices regulations;
●

Submission of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before trials begin and require Institutional Review Board (“IRB”) approval at each clinical site;

●	Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the product’s safety and efficacy;
●

Submission of a user fee (unless waived) and an NDA, containing detailed information about the product’s Chemistry, Manufacturing, and Control (“CMC”), preclinical and clinical trial outcomes, and proposed labeling and packaging;

●	Satisfactory review of the NDA by the FDA, including resolution of any questions raised during the review;
●	Completion of an FDA advisory committee review, if applicable;
●	Completion of an FDA inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practices (“cGMP”) regulations; and
●	FDA approval of the NDA, including agreement on post-marketing commitments, if applicable.

After the NDA submission is accepted, the FDA reviews it to determine whether the proposed product is safe and effective for its intended use and has an acceptable purity profile. A drug-drug combination product must meet the FDA’s fixed combination rule, demonstrating the contribution of each component to the therapeutic effect.

If the FDA finds the application, manufacturing process, or facilities unacceptable, it will either not approve the NDA or issue a complete response letter outlining the deficiencies. The applicant may resubmit the NDA, withdraw the application, or request a hearing. Despite additional information, the FDA may ultimately decide the NDA does not meet regulatory criteria for approval.

The FDA aims to review standard NDAs in 10 months and priority NDAs in six months, though it does not always meet these goals, which are subject to change.

Clinical Trials

Clinical trials are typically required to support a PMA, NDA, and sometimes a 510(k) submission. All trials must be approved by and conducted under the oversight of an IRB for each site. Clinical investigators must obtain informed consent from all study subjects. Trials can be suspended or terminated by us, the FDA, or the IRB for various reasons, including risks outweighing benefits. Information about certain clinical studies must be submitted to the National Institutes of Health for public dissemination at www.clinicaltrials.gov. All clinical investigations of devices must comply with the FDA’s investigational device exemption (IDE) regulations, which govern labeling, prohibit promotion, and specify recordkeeping, reporting, and monitoring responsibilities. Significant risk devices require an IDE application approved by the FDA before trials begin. Non-significant risk devices only require IRB approval.

For new drugs, an IND application must be submitted before clinical studies begin, containing information on animal studies, manufacturing, and clinical protocols. The IND must become effective before trials start, automatically becoming effective 30 days after receipt unless the FDA raises concerns. If concerns arise, they must be resolved before trials proceed.

Human clinical trials for NDA approval are typically conducted in three phases:

●	Phase 1: Initial testing in healthy subjects to assess safety, sometimes conducted in patients for severe diseases.
●	Phase 2: Trials in a limited patient population to identify adverse effects, evaluate efficacy, and determine dosage.
●	Phase 3: Large-scale trials to provide statistically significant evidence of efficacy, evaluate dosage, potency, and safety, and establish the benefit-risk relationship for approval.

For chronic diseases, safety and efficacy data must be gathered over extended periods, ranging from six months to three years or more.

During all phases, the FDA requires extensive monitoring and auditing of clinical activities, data, and investigators. Annual progress reports and serious adverse event reports must be submitted to the FDA.

Post-Approval Requirements

Products manufactured or distributed pursuant to FDA clearances or approvals are subject to ongoing regulation by the FDA. This includes requirements for monitoring, record-keeping, advertising and promotion, reporting adverse experiences, and limitations on industry-sponsored scientific and educational activities.

FDA regulations mandate that PMA and NDA approved products be manufactured in specific facilities, and all devices and drugs must comply with the QSR and cGMP regulations, respectively. On February 2, 2024, the FDA published a final rule to amend its QSR requirements to align more closely with international consensus standards for medical devices by incorporating the 2016 edition of the ISO 13485 standard. This amended regulation, known as the Quality Management System Regulation, will be effective February 2, 2026.

Manufacturers and other entities involved in the manufacture and distribution of cleared or approved devices or drugs must register their establishments and list their products with the FDA and certain state agencies. These manufacturers are subject to periodic announced and unannounced inspections by the FDA and state agencies to ensure compliance with regulatory requirements. Discovery of violative conditions, including failure to conform to QSR and cGMP regulations, could result in enforcement actions.

Products may only be promoted for the cleared or approved indications and in accordance with the label provisions. While the FDA does not regulate physicians' treatment choices, it restricts communications about off-label use of products. The FDA and other agencies actively enforce laws prohibiting off-label marketing and promotion. Companies found to have improperly marketed or promoted off-label uses may face significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from federal healthcare programs, and mandatory compliance programs.

The FDA may also require post-marketing testing and surveillance to monitor a marketed product's effects. Discovery of previously unknown problems or non-compliance with FDA requirements can lead to adverse publicity, product restrictions, and judicial or administrative enforcement. The FDA has broad regulatory compliance and enforcement powers, including issuing Form FDA 483 notices, warning letters, civil money penalties, suspending or delaying clearances or approvals, product recalls, production shutdowns, withdrawal of approvals, product seizures, consent decrees, injunctive relief, or criminal prosecution. The FDA can also require manufacturers to repair, replace, or refund the cost of devices. Outside the United States, regulatory agencies may exert similar powers.

EU Regulation

In the European Union, medical devices must be CE marked to be marketed. CE marking involves working with a notified body (or self-certifying for low-risk devices) to demonstrate that the device meets all applicable general safety and performance requirements of EU medical devices legislation, including compliance with the manufacturer’s Quality Management System. The EU’s Medical Devices Directive (“MDD”) has been replaced by the EU Medical Devices Regulation (“EU MDR”), effective May 26, 2021. Devices certified under the MDD may continue to be marketed during a transitional period. On March 15, 2023, the transition period was extended from May 26, 2024, to either May 26, 2026, December 31, 2027, or December 31, 2028, depending on device classification, provided certain conditions are met. These conditions include compliance with EU MDR requirements for post-market surveillance, vigilance, and registration, having a contract with an EU MDR notified body before September 26, 2024, and filing an agreement for conformity assessment by May 26, 2024. The EU also removed its 12-month "sell-off" provision, allowing non-transitioning medical devices that comply with the MDD to be supplied in the EU after May 2025 until stock is depleted. The EU MDR generally requires increased levels of clinical data compared to MDD requirements, and all product technical data must comply with the latest standards regardless of when the product was initially developed.

Drug approval in the European Union follows one of several processes: (i) a centralized procedure involving the European Medicines Agency’s Committee for Medicinal Products for Human Use; (ii) a mutual recognition procedure, where an individual country's regulatory agency approves the product, followed by mutual recognition by other countries' regulatory agencies; (iii) a decentralized procedure, where approval is sought simultaneously through multiple countries' regulatory agencies; or (iv) a national procedure, where approval is sought through a single country's regulatory agency.

UK Regulation

The UK formally left the EU on January 31, 2020. The EU and the UK concluded a Trade and Cooperation Agreement (“TCA”), provisionally applicable since January 1, 2021, and formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, such as the mutual recognition of GMP inspections and GMP documents but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. Currently, the UK has implemented EU legislation on the marketing, promotion, and sale of medicinal products through the Human Medicines Regulations 2012 (as amended), with the Medicines and Healthcare products Regulatory Agency (“MHRA”) responsible for authorizing all medicinal products. While the UK regulatory regime aligns with EU regulations in many ways, it is possible that these regimes will diverge more significantly in the future now that the UK’s regulatory system is independent from the EU.

Regarding medical devices, since the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the UK. CE marks issued by EU notified bodies to place medical devices on the EU market will remain valid in the UK until June 30, 2028 (for CE marks issued under the EU MDD) or June 30, 2030 (for CE marks issued under the EU MDR). After these dates, a UK Conformity Assessed (“UKCA”) mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark voluntarily before these dates. However, the UKCA mark will not be recognized in the EU. The EU regulatory framework for medical devices continues to apply in Northern Ireland under the Northern Ireland Protocol. Medical devices in Northern Ireland may carry either an EU CE mark or a UK and Northern Ireland CE mark (“CE UKNI”), although devices bearing the CE UKNI marking will not be accepted on the EU market.

Other Health Care Laws

The delivery of our products is regulated by the U.S. Department of Health and Human Services and other state and non-U.S. government agencies responsible for healthcare reimbursement and regulation. U.S. laws and regulations are primarily imposed in connection with government-funded healthcare programs, such as Medicare and Medicaid, and the government's interest in regulating healthcare quality and cost. Other governments also impose regulations on their healthcare reimbursement programs and the delivery of healthcare items and services.

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, self-referrals, and other healthcare fraud. Additionally, we are subject to U.S. federal and state transparency laws, such as the U.S. Physician Payments Sunshine Act, which requires us to annually disclose certain payments and other transfers of value made to U.S.-licensed healthcare practitioners (e.g., physicians, nurse practitioners, advanced practice registered nurses) and teaching hospitals. Similar laws and regulations regarding sales, marketing, and advertising practices exist in other regions where we operate.

Coverage and Reimbursement

Sales of medical products depend partly on coverage by third-party payers, such as government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement provided. Coverage and reimbursement decisions are made on a plan-by-plan basis, and third-party payers are increasingly reducing reimbursements for medical products and procedures.

Factors considered by payers in determining reimbursement include:

●	Whether the product or procedure is a covered benefit under the health plan;
●	Safety, effectiveness, and medical necessity;
●	Appropriateness for the specific patient;
●	Cost-effectiveness; and
●	Whether the product or procedure is experimental or investigational.

No uniform policy for coverage and reimbursement exists among third-party payers in the United States, leading to significant differences in coverage and reimbursement for products and procedures. The coverage determination process is often time-consuming and costly, requiring scientific and clinical support for each payer separately, with no assurance of consistent or initial coverage and adequate reimbursement. Rules and regulations regarding reimbursement change frequently, often on short notice.

The U.S. government, state legislatures, and foreign governments continue to implement cost-containment programs, including price controls, coverage and reimbursement restrictions, and generic substitution requirements. Adoption of such measures could limit product sales. Decreases in third-party reimbursement or decisions not to cover a product or procedure could reduce physician usage and patient demand, adversely affecting sales.

Health Care Reform

The Affordable Care Act of 2010 (“ACA”) substantially changed healthcare financing by both governmental and private insurers, significantly impacting the pharmaceutical and medical device industries. The ACA included provisions governing enrollment in federal healthcare programs, reimbursement adjustments, changes to fraud and abuse laws, and Medicare provisions aimed at reducing costs. It also introduced comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies. Since its enactment, there have been ongoing judicial and Congressional efforts to modify or repeal certain aspects of the ACA. For example, the Further Consolidated Appropriations Act, 2020, repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine how future healthcare reform measures or efforts to challenge, repeal, or replace the ACA will impact our business.

Data Privacy and Security Laws

We are also subject to various laws and regulations concerning data privacy in the United States, Europe, and elsewhere, including the General Data Protection Regulation (“GDPR”), in the European Union and the United Kingdom. These legal requirements impose stringent requirements on the processing, administration, security, and confidentiality of personal data and empower enforcement agencies to impose large penalties for noncompliance. In addition, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines, penalties, litigation, and reputational harm if we are unable to comply.

Environmental Laws

We believe that we are in compliance with all foreign, federal, state, and local environmental regulations with respect to our manufacturing facilities. The cost of ongoing compliance with such environmental regulations does not have a material effect on our operations.

Seasonality

Our OA Pain Management and Non-Orthopedic product families are generally less seasonal in nature due to the nature of our product mix and sales channels and order strategies of our customers. With our Regenerative Solutions product portfolio, procedure volumes are normally higher in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to have elective procedures. Our Regenerative Solutions business can be impacted by periodic restrictions on the performance of elective surgical procedures throughout the United States and global markets, the unavailability of physicians and/or changes to their treatment prioritizations, reductions in the levels of healthcare facility staffing and, in certain instances, and the willingness or ability of patients to seek treatment.

Environmental, Social and Governance

In 2021, we began a process to develop a foundational Environmental, Social and Governance (“ESG”) framework for our organization. This framework integrates our six key corporate values: People, Quality, Integrity, Accountability, Innovation and Teamwork. The initial step in our ESG journey included the completion of a “materiality assessment” based on the Sustainability Accounting Standards Board (“SASB”) framework. Our materiality assessment was a research-intensive and stakeholder-inclusive process and included guidance and insight from external advisors, and crucial feedback from key internal and external stakeholders, including investors, customers, suppliers, employees, and our board of directors.

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

Human Capital Management

We believe that creating a diverse, talented, and inclusive workplace is central to our culture, employee recruitment, retention, engagement, innovation, operational excellence, and overall performance. This culture and drive for performance are crucial in attracting and retaining key talent. Our culture is centered around our fundamental values of:

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

Talent Acquisition and Management

Our industry requires complex processes for product development and commercialization, necessitating deep expertise and experience across various disciplines. Medical device companies compete for a limited number of qualified applicants to fill specialized positions, requiring competitive compensation and benefits packages and an attractive culture to attract and retain skilled employees.

As of December 31, 2024, we employed 288 full-time employees in the United States and Europe.

We believe that our employees’ understanding of how their work contributes to our overall strategy and performance is key to our success. To communicate these important topics engagingly, we utilize various channels, including all-employee town hall meetings led by senior management, company-wide information sessions known as Knowledge Boosters, and regular email and intranet updates from our CEO and other key executives. Additionally, we conduct company-wide employee engagement surveys using an external platform to assess perceptions in areas such as inclusion, professional development, reward/recognition, equity, engagement, and overall satisfaction. Our management team evaluates the results, compares them with prior periods and peer data, and identifies potential improvement opportunities.

Diversity, Equity and Inclusion

We are committed to a diverse, equitable, and inclusive workplace where all employees, regardless of gender, race, ethnicity, national origin, age, sexual orientation or identity, education, or disability, are valued, respected, and supported. Beginning in 2021, we committed to key elements of the MassBio CEO Pledge for a More Equitable and Inclusive Life Science Industry. We continue to work on a multi-year approach to meet our commitment, including developing and communicating a corporate Diversity, Equity, and Inclusion Policy Statement and creating a Diversity Dashboard. The Diversity Dashboard tracks current diversity within the organization and is shared with the board of directors for engagement and oversight. We have also conducted employee surveys and focus groups to discuss diversity and inclusion. We will continue to enhance workforce diversity through focused talent acquisition goals and development plans.

Employee Development

The ongoing development of our employees is a catalyst for our growth and success. Many of our employees have advanced degrees in their professions. We support further development with individualized development plans, mentoring, coaching, group training, and conference attendance. We also provide financial support, including tuition reimbursement for qualified programs, and access to a broad-based learning management platform for self-directed learning and improvement.

Competitive Pay and Benefits

To attract and retain qualified employees and key talent, we offer total rewards packages consisting of base salary, cash bonuses, and comprehensive benefits. We also provide equity compensation for certain employees based on various criteria, including their level within the company. All employees globally are eligible to participate in the annual incentive cash bonus plan or a sales incentive plan aligned with corporate and individual performance. Bonus opportunities and equity compensation increase as a percentage of total compensation based on responsibility level. Our employee stock purchase plan, introduced in 2021, allows eligible employees to purchase shares in Anika at a discounted rate.

Health and Safety

We remain focused on promoting the total wellness of our employees, including resources, programs, and services to support their physical, mental, and financial wellness. We have established safety policies and protocols and regularly update employees on any changes. We have adjusted attendance policies to encourage those who may be ill to stay home. To further protect on-site employees, we provide personal protective equipment and cleaning supplies. We also provide general information updates and support to ensure employees have the resources and information to protect their health and that of their families and co-workers.

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

Available Information

We are required to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Investors and others should note that we announce material information to our investors using our investor relations website (https://ir.anika.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, including LinkedIn and Twitter (@AnikaThera), to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Information that is contained in and can be accessed through our website or our social media posts are not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge in the “SEC Filings” section of our website at http://www.anika.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The information on our website is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

Our financial performance depends on sales growth and increasing demand for our product portfolios, and we may not be able to successfully manage the current, and future, expansion of our operations.

Our future success depends on growth in sales of our products. There can be no assurance that such growth can be achieved or, if achieved, sustained. There can be no assurance that, even if substantial growth in product sales and the demand for our products is achieved, we will be able to:

●

Gain acceptance of our expanding portfolio of existing products, as well as future products, by the medical community, hospitals, physicians, other health care providers, third-party payers, and end-users, which acceptance may depend upon the extent to which the medical community and end-users perceive our products as safer, more effective or more cost-competitive than other similar products.

●	Maintain, manage, and develop the necessary manufacturing capabilities and inventory management practices;
●

Develop, implement, and integrate the mix of appropriate sales channels needed to generate increased sales across our product platform and to develop marketing partners and viable commercial strategies for the distribution of our growing mix of products;

●	Attract and retain required key personnel; and
●	Maintain the financial, accounting, and management systems needed to manage our growing business and the associated demand for our products.

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

We compete with numerous companies, including large pharmaceutical firms and specialized medical device companies, across our product lines. For our OA Pain Management products, our main competitors include Sanofi Genzyme, Zimmer Biomet, Inc., Bioventus Inc., Avanos Medical, Inc., Pacira BioSciences, Conmed Corporation and Ferring Pharmaceuticals, among others. With respect to our Regenerative Solutions products, our key competitors are Arthrex, Inc., Smith & Nephew PLC, Stryker Corporation, and Zimmer Biomet, Inc., as well as smaller organizations like Atreon Orthopedics and Bone Support AB. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive marketing and manufacturing organizations, and more experience in the regulatory process than us. We also compete with academic institutions, government agencies, and other research organizations that are involved in the research and development and commercialization of products similar to our own. Many of our competitors also compete against us in securing relationships with collaborators for their research and development and commercialization programs.

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

We have historically derived most of our revenues from a small number of customers who resell our products to end-users. Many of these customers are significantly larger companies than us. In 2024, J&J MedTech accounted for 57% of our revenue. While we have started to diversify our sales channels, including through the implementation of a direct commercial model in the United States for our Regenerative Solutions products, we expect to continue to be dependent on a small number of large customers for a substantial portion of our business. The failure of key customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

We experience quarterly fluctuations in our product sales as a result of multiple factors, many of which are outside of our control including our arrangements with J&J MedTech which performs most of the downstream sales and marketing activities to customers and end-users for Monovisc and Orthovisc in the United States. Therefore, we are subject to fluctuations in our customers’ sales patterns and corresponding ordering patterns, including J&J MedTech. These quarterly fluctuations create uncertainty as to the volume of sales that we may achieve in a given period. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as an indication of our future performance. Our operating results could be disproportionately affected by a reduction in revenue because a proportionately smaller amount of our expenses varies with our revenue. As a result, our quarterly operating results are difficult to predict, even in the near term.

We rely on a small number of suppliers for certain key raw materials and components for the manufacturing and delivery of our products, and disruption could materially adversely affect our business, financial condition, and results of operations.

Although we believe that alternative sources for many of these and other components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw materials will continue to be available at current levels or will be sufficient to meet our future needs. We continue to see impacts on our supply chain as the companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, were disrupted, temporarily closed or experienced worker shortages for a sustained period of time during and following the global pandemic or due to other supply chain disruptions. We also have to enter into longer term purchase commitments with these key suppliers that could lead impacts on cost and volatility of supply. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find sufficient alternative suppliers in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register our devices once they are already on the market or otherwise impact our ability to market the devices in the United States or other countries. For example, on February 2, 2024, the FDA published a final rule to amend its QSR requirements to align more closely with the international consensus standards for medical devices by converging with quality management system requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the ISO 13485 standard is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of our products.

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

We and our third-party providers are subject to national, international, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security. This includes the European Union (“EU”), GDPR, and the United Kingdom (“UK”) equivalent of the same (the “UK GDPR” together with the EU GDPR, the “GDPR”), as well as other national data protection legislation in force in relevant European Economic Area (“EEA”) Member States and the UK (including the UK Data Protection Act 2018), which governs the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials): (i) regarding individuals in the EEA and UK; and/or (ii) carried out in the context of the activities of our establishment in any EEA Member State or the UK.

The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of special categories of personal data (such as health and data), relying on a legal basis or condition for processing personal data, where required, requiring that consent of individuals to whom the personal data relates, requiring information disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provide individuals with various rights in respect of their personal data. The definition of personal data under GDPR is defined broadly and includes pseudonymized or coded data; GDPR will, therefore, apply in the context of data collected and processed about clinical trial participants and investigators in the EU and UK. We are required to apply GDPR standards to any clinical trials that our EEA and UK established businesses carry out anywhere in the world.

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA or the UK to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Currently, we rely mainly on Standard Contractual Clauses approved by the European Commission (“SCCs”) to legitimize transfers of personal data out of the EEA. On June 4, 2021, the European Commission issued new forms of SCCs for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new SCCs replace the SCCs that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards in the event these safeguards are used as our basis for conducting restricted data transfers under the EU GDPR and UK GDPR and doing so may require significant effort and cost. If relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. There continue to be concerns about whether the SCCs and other international transfer mechanisms will face additional legal challenges. Any inability to transfer personal data from the EEA to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

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

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the UK plans to reform the country’s data protection legal framework in the new Data (Use and Access) Bill introduced into the UK legislative process. In addition, EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, California enacted the California Consumer Privacy Act (“CCPA”). This law, which became effective on January 1, 2020 gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that are expected to increase data breach litigation. At this time, we do not collect personal data on residents of California but should we begin to do so, and in the context of doing so, become subject to the CCPA, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

In addition, the California Privacy Rights Act (“CPRA”) which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that was vested with authority to implement and enforce the CCPA. The effects of the CCPA are potentially significant and, should we begin to process personal information concerning California residents may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

That the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States, which has increased our potential liability and may adversely affect our business. New consumer privacy laws similar to the CCPA have been passed and proposed in numerous other states. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In addition to these comprehensive laws and proposals, several other states have passed or proposed more limited privacy laws focused on particular privacy issues. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, further increasing relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, a small number of states have also passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. It could also require us to change our business practices and put in place additional compliance mechanisms, which may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Failure by us or our third-party providers to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and orders preventing us from processing personal data), private litigation and result in significant fines and penalties against us. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which has entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.  If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data security incidents or breaches, our business could be adversely affected.

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

Our information systems, and those of third-party suppliers with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards and the increasing need to protect patient and customer information. In addition, given their size and complexity, these systems could be vulnerable to service interruptions or to data security incidents, breaches, other interruptions from inadvertent or intentional actions by our employees, third-party suppliers and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or Confidential Information.

The risk of a data security incident, breach or other disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud (including phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. If such an event were to occur, it could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and result in a material disruption of our development programs and our business operations.

Although we devote resources to protect our information systems, we realize that cyberattacks, cyber intrusions and other disruptions are a threat, and there can be no assurance that our efforts will prevent information security incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our business, financial condition, results of operations and prospects. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence.

Likewise, we rely on third parties for various operations, including the manufacture of our products and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or data security incidents or breaches. Any data security incident or breach in our or our third-party providers’ information technology systems could lead to the unauthorized access, disclosure and use of non-public information, including protected health information and other personally identifiable information which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our products could be delayed.

While we have not directly experienced any material system failure, accident or data security incident or breach to date, we have, from time to time experienced and may in the future continue to experience, threats and cybersecurity incidents relating to our and our third-party vendors’ information systems. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such data security incidents, breaches or other cyberattacks and any such attacks could result in losses described above as well as disputes with physicians, participants and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. If we are unable to prevent or mitigate the impact of such data security incidents or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. While we maintain insurance at levels that we believe are appropriate for our business, this coverage may not be sufficient in type or amount to cover us against all claims related to data security incidents, breaches or other interruptions.

Any compromise to our information security or that of our third-party service providers or contractors could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release, use, disclosure and/or dissemination of customer, vendor, or employee data, the violation of privacy and/or data protection laws, including under the GDPR, in the European Union or the UK, or other laws and exposure to litigation, any of which could harm our business and operating results. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, applicable privacy and data security obligations may require us to notify relevant stakeholders of a data security incident, breach, or other interruptions. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, cyberattacks, cyber intrusions, or other interruptions may cause stakeholders (including investors and potential customers) to stop supporting our business, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

We may face circumstances in the future that will result in impairment charges, including, but not limited to, goodwill impairment, intangible assets impairment and in-process research and development charges.

If the fair value of any of our long-lived assets decrease as a result of an economic slowdown, a downturn in the markets where we sell products and services, a downturn in our stock price, financial performance or future outlook, or other reasons, we may be required to record an impairment charge on such assets. We are required to test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. Impairment charges could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock.

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

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or the holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the United States and non-U.S. taxation of such activities may impact our effective tax rate, result in higher tax payments and harm our business, financial condition, cash flows and results of operations.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Risks Related to Our Commercialization Activities

Our license agreements with J&J MedTech provide substantial control of Monovisc and Orthovisc in the United States to J&J MedTech and J&J MedTech’s actions could have a material impact on our business, financial condition and results of operations.

Our license and distribution agreements with J&J MedTech related to Monovisc and Orthovisc provide J&J MedTech with, among other things, the exclusive right to market and sell Monovisc and Orthovisc in the United States, unilateral decision-making authority over the sale, price, and promotion of Monovisc and Orthovisc in the United States, substantial control over the future development of Monovisc and Orthovisc related to the treatment of pain associated with osteoarthritis, a license to manufacture and have manufactured such products in the event that we are unable to supply J&J MedTech with Monovisc or Orthovisc in accordance with the terms of the relevant agreement, and certain rights of first refusal with respect to future products we develop for the treatment of pain associated with osteoarthritis. In exchange, J&J MedTech pays us a transfer price calculated with reference to historical end-user prices in the market and a fixed royalty rate per product on their net product sales. As J&J MedTech accounts for a large percentage of our revenue and has unilateral decision-making authority over in-market activities, including end-user pricing and discounts, reimbursement strategy, and overall promotion strategy, actions taken by J&J MedTech impact our ability to predict and generate revenue and have a material impact on our business, financial condition, and results of operations.

We may not succeed in our buildout of our direct sales channel in the United States, and our failure to do so could negatively impact our business and financial results.

Beginning in 2019, we started selling and marketing many of our products directly to customers, including hospitals and ASCs, through our direct Anika sales team and large network of independent third-party distributors. This approach was a departure from our historical distribution model in the United States, and we cannot be certain that we will be successful in implementing and executing on this commercial approach or that, even if we are able to implement it, the approach will be successful at scale. We may not be able to attract or retain the sophisticated personnel required for our approach, to identify or negotiate favorable or acceptable terms with distribution agents and ensure that they dedicate time and focus to our products, to achieve in-market pricing at the levels we have targeted, to develop and tailor our product portfolio to be specifically desired by clinicians who practice in ASCs, or to timely execute on our strategies for market penetration generally. Our failure to successfully implement and execute this commercial approach could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon marketing and distribution partners and the failure to maintain strategic alliances on acceptable terms will have a material adverse effect on our business, financial condition, and results of operations.

Our success is dependent, in part, upon the efforts of our marketing, distribution, and logistics partners, including our sales agent partners in the United States, and the terms and conditions of our relationships with such partners. We cannot assure you that our commercial partners, including J&J MedTech, will not seek to renegotiate their current agreements on terms less favorable to us or terminate such agreements. A failure to maintain relationships with our commercial partners on terms satisfactory to us, or at all, could result in a material adverse effect on our operating results.

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

Risks Related to Our Product Development and Regulatory Compliance

We are facing a longer than expected pathway to commercialize our Cingal product in the United States, and we may face other unforeseen difficulties in achieving regulatory approval for Cingal and Hyalofast, which could affect our business and financial results.

In 2018, we received and analyzed the results of our second Phase III clinical trial for Cingal and found that the data did not meet the primary study endpoint of demonstrating a statistically significant difference in pain reduction between Cingal and the approved steroid component of Cingal at the six-month time point. After discussions with the FDA, it was determined that an additional Phase III clinical trial would most likely be necessary to support U.S. marketing approval for Cingal. In 2019, we began the design of our third Phase III clinical trial to enable us to evaluate our full-scale Phase III clinical trial design, including patient and site selection criteria, and increase the probability of success for the Phase III trial. In 2022, we completed this third Phase III clinical trial, which achieved its primary endpoint. Together with previous clinical studies, Cingal has demonstrated superiority over each of its active ingredients and placebo over 26 weeks for long-acting pain relief. We have been engaging with the FDA on next steps for U.S. regulatory approval. We acquired the Aristospan NDA s in September 2024 to assist with our Cingal regulatory filing with the FDA. In parallel, we are exploring the potential to advance Cingal through commercial partnerships in the U.S. and select Asian markets. Other unforeseen future developments could have a substantial negative impact on the timeline for and the cost associated with a potential Cingal regulatory approval, our overall business condition, financial results, and competitive position could be affected.

We also are conducting our clinical trial to support approval in the United States for Hyalofast, our single-stage, off-the-shelf, cartilage repair therapy, currently sold only outside the United States. We have fully enrolled the 200 patients targeted in the trial. This pivotal trial has a two-year follow-up protocol expected to be achieved in early 2025 before regulatory submission is completed.  We have filed the first two modules as part of a modular PMA which is the first step in seeking FDA approval for Hyalofast in the United States. The final module of the PMA will be filed in 2025 once the clinical data becomes available to be submitted to the FDA. Any unforeseen developments or delays could have a substantial negative impact on the timeline for and the cost associated with a potential Hyalofast regulatory approval, and our overall business condition, financial results, and competitive position could be affected.

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

Additionally, the implementation of the EU MDR which was put into effect in 2021, has changed several aspects of the medical device regulatory framework in the EU. Specifically, the EU MDR requires (i) changes in the clinical evidence required for medical devices, (ii) post-market clinical follow-up evidence, (iii) annual reporting of safety information for Class III and Class IIb products, and reporting every two years for Class IIa products, (iv) Unique Device Identification (“UDI”) for all products and submission of core data elements to an EU UDI database prior to placement of a device on the market, (v) reclassification of some medical devices, and (vi) multiple other labeling changes. Approvals for certain of our currently marketed products could be curtailed or withdrawn as a result of the implementation of the EU MDR, and acquiring approvals for new products could be more challenging and costly. The EU MDR requires all devices to undergo review and approval for compliance to EU MDR by the expiry of a transitional period.  The original expiry date of May 26, 2024 has been extended to May 26, 2026 or December 31, 2027 or December 31, 2028 for certain devices, depending on the risk classification of the device, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within the original time period. We have reviewed our products that are sold in the EU market and have completed the product rationalization exercise to identify the products that we will continue to market in the EU. Products we intend to continue marketing require substantial submissions to be made to the notified bodies for a conformity assessment under the EU MDR. We secured  certification extensions for several products in accordance with EU MDR transitional guidance.  We have achieved MDR certification for Monovisc and Hyalofast, and have other products’ submissions either under review, or planned to meet updated certification deadlines. Compliance with this and any other requirements is time consuming and costly, and our failure to comply may subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices and drugs. For example, devices cleared under section 510(k) of the FDCA cannot be marketed for any intended use that is outside of the FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products on their patients in a manner that is inconsistent with the intended use cleared by the FDA. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

We are subject to various healthcare laws and regulations, and any failure to comply with applicable laws could subject us to significant liability and harm our business.

The sales, marketing and pricing of products and the relationships that medical products companies have with healthcare providers such as physicians, hospitals, ASCs, and others are under increased scrutiny. Our industry is subject to various laws and regulations pertaining to healthcare fraud and abuse, as well as other laws that impose extensive tracking and reporting related to all transfers of value provided to certain health care providers and others. These laws include the False Claims Act, the Anti-Kickback Statute, the Stark law, the Physician Payments Sunshine Act, the FDCA, and similar laws and regulations in the United States and around the world. These laws and regulations are broad in scope and are subject to evolving interpretation. We could be required to incur substantial costs to investigate, audit, and monitor compliance or to alter our practices, to the extent that we are subject to government scrutiny under these laws. In addition, we are subject to various laws concerning anti-corruption and anti-bribery matters (including the Foreign Corrupt Practices Act), sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, the Securities and Exchange Commission, the Office of Foreign Access Control, the Bureau of Industry and Security of the U.S. Department of Commerce, and state attorneys general. Any failure to comply with these laws could subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of our activities, we have experienced growth in the number of our employees, the scope of our product portfolio and pipeline, the size of our operating and financial systems, and the geographic area of our operations in recent years. This growth has resulted in increased responsibilities for our management. To manage our growth effectively, we must continue to manage, attract, motivate and retain employees, and improve our operating and financial systems. There can be no assurance that our current management systems will be adequate or that we will be able to manage our recent or future growth successfully. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

We may not generate the expected benefits of our acquisitions, and the actions associated with the divestiture of those acquisitions could disrupt our ongoing business, distract our management and increase our expenses.

In early 2020, we completed the acquisitions of Parcus Medical and Arthrosurface Incorporated, in which we expanded our product portfolio and pipeline, diversified our business, expanded our commercial infrastructure, entered new markets, and increased the scope of our operations and the number of our employees. In October 2024, we sold the Arthrosurface asset group and in March 2025, we sold the Parcus Medical asset group.  This decision was made as the cost to manage these product lines impacted our profitability and took focus away from our core HA related business.

The integration of the two acquired companies into our operations required more effort and expense than was originally planned. This resulted in additional expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, which adversely affected our ability to achieve the anticipated benefits of the acquisitions. There may be increased risk with the divestitures of these businesses due to diversion of the attention of management created by the divestiture process, disruptions or other difficulties encountered in the divestiture process, and unforeseen liabilities or unanticipated problems with the businesses being sold, which could have a material adverse effect on our business, operating results and financial condition. We are working diligently to complete divestiture associated activities to minimize employee, supplier, distributor, and customer disruptions. The acquisition of these two companies and the related investment in the business have contributed to our net loss in recent years.

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

Customer and employee uncertainty about the effects of any acquisitions or divestitures could harm us.

Customers of any companies we acquire or divest may, in response to the consummation of the acquisitions, delay or defer purchasing decisions, which could adversely affect the success of our business. Similarly, our employees may experience uncertainty about their future roles, which may adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel.

As our international sales and operations grow, we could become increasingly subject to additional economic, political, and other risks that could harm our business.

Since we manufacture our products for sale worldwide, our business is subject to risks associated with doing business internationally. During 2024, 2023, and 2022, 31%, 28%, and 26%, respectively, of our product sales were to international customers. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

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

From time to time, we may be subject to proposals by activist stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. In February 2023, Caligan Partners LP (“Caligan”) indicated that it intended to consider all available options, including nominating a slate of directors for election to the board of directors at our 2023 annual meeting of stockholders. In April 2023, we entered into a Cooperation Agreement (the “2023 Cooperation Agreement”) with Caligan. Pursuant to the 2023 Cooperation Agreement, we agreed to increase the size of our board of directors to eight directors and appointed Mr. Gary Fischetti as an independent Class III director, among other things. On March 6, 2024, Caligan nominated two directors for election to our board of directors at our 2024 annual meeting of stockholders. In May 2024, we entered into another Cooperation Agreement (the “2024 Cooperation Agreement”) with Caligan pursuant to which we agreed to increase the size of our board of directors to ten directors and appointed William R. Jellison as an independent Class I director and Joseph H. Capper as an independent Class II director, among other things. If Caligan, or another activist stockholder, solicits proxies for its candidates or proceeds with other similar types of actions, our business could be adversely affected. Responding to such actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we have retained the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which negatively impact our financial results and we may be required to retain additional services in the future, which could have a further negative impact on our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

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

We use a layered approach designed to mitigate the constantly evolving risks from cybersecurity threats by investing in people, processes, and cybersecurity technologies. Our approach is informed by recognized industry standards and frameworks, and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the Center for Internet Security (“CIS”) critical security controls.

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

Governance Related to Cybersecurity Risks

Our Vice President of Information Technology (“VP of IT”) is responsible for the direction of our information technology organization. Our VP of IT has over twenty-five years of cybersecurity and incident management experience. Our VP of IT is supported by a third-party virtual chief information security officer (“vCISO”) who also has over twenty-five years of cybersecurity experience. Our VP of IT, supported by our vCISO, assesses our cybersecurity risks through regular meetings with our IT team, and escalates cybersecurity matters as needed to management.

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

ITEM 2. PROPERTIES

We maintain leases on six facilities, including our corporate headquarters location in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development, and manufacturing space. The lease on this facility contains multiple extension options that allow us to extend the term through October 2038. Our other lease locations are in Warsaw, Indiana and Padova, Italy. These additional facilities provide us with an aggregate of over 80,000 square feet of additional space and have terms expiring between 2025 and 2032, subject to certain renewal provisions contained within the lease agreements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock has traded on the NASDAQ Global Select Market since November 25, 1997, under the symbol “ANIK.” At December 31, 2024, the closing price per share of our common stock was $16.46 as reported on the NASDAQ Global Select Market, and there were 101 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater, due to shares being held by intermediaries.

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

Performance Graph

Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on December 31, 2019, in our common stock and each of the indices. Past performance is not indicative of future results.

	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Anika Therapeutics, Inc.	$100.00	$87.29	$69.10	$57.09	$43.70	$31.75
NASDAQ Composite Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
NASDAQ Biotechnology Index	$100.00	$125.69	$124.89	$111.27	$115.42	$113.84

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended December 31, 2024 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to 31, 2024	60,571	$24.37	60,571	$33,186
November 1 to 30, 2024	116,635	$17.14	116,635	$31,189
December 1 to 31, 2024	123,293	$17.03	123,293	$29,092
Total	300,499		300,499

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”). In the event of positive “free cash flow” as defined in the 2024 Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount and in no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of December 31, 2024, the Company had repurchased 505,903 shares at an average cost of $21.57 per share, representing 27% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program.

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

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis (“OA”) Pain Management and Regenerative Solutions.

We have thirty years of global expertise developing, manufacturing and commercializing products based on our hyaluronic (“HA”) technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA Pain Management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

In early 2020, we expanded our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, a sports medicine and instrumentation solutions provider, and Arthrosurface Incorporated, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions augmented our HA-based OA Pain Management and regenerative products with a broad suite of products and capabilities focused on early intervention joint preservation primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

In October 2024, we announced a strategic shift to concentrate on OA Pain Management and our Regenerative Solutions products. This strategic decision involved the sale of Arthrosurface Incorporated in October 2024 and the divestiture of Parcus Medical, LLC, in March 2025.

As we look towards the future, our business is positioned to capture value within our target market of OA Pain Management and Regenerative Solutions product portfolios. We believe our success will be driven by our:

●

Over 30 years of experience in HA and HA-based regenerative solutions and early intervention orthopedics combined with seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●

Utilizing proprietary HA-based technology and manufacturing expertise to provide new and differentiated solutions in next generation OA Pain Management (eg. Cingal) and regenerative (eg. Integrity Implant System and Hyalofast) markets;

●	Launching the Integrity Implant System, our arthroscopic patch system for rotator cuff repair, in 2024;

●	Targeting to introduce key HA-based products into the US market upon FDA approval/clearance, such as Cingal and Hyalofast, and developing additional products that leverage our proprietary Hyaff regenerative platform;

●	Robust network of stakeholders in our target markets to identify evolving unmet patient treatment needs;

●	Global commercial expertise which we will leverage to drive growth across our product portfolio, including continued international expansion;

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

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA-based OA Pain Management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, next-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief, through at least six months.  It is currently sold outside the United States in over 35 countries.  In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is currently not approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration (“FDA”) on next steps for U.S. regulatory approval. We acquired the Aristospan New Drug Application (“NDA”) regulatory approval in the United States in September 2024 to assist with our Cingal regulatory filing with the FDA.

Regenerative Solutions

Our Regenerative Solutions product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our new arthroscopic patch system for rotator cuff repair and other tendon procedures, Tactoset to facilitate bone regeneration, and Hyalofast, sold outside of the United States in over 30 countries, for cartilage repair.

For additional information with respect to our products, including information related to how they are sold and new product development initiatives, please see the sections captioned “Products,” “Sales Channels,” and “Research and Development” contained within “Part I. Item I. Business” of this Annual Report on Form 10-K.

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

Statement of Operations Detail

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$119,907	$120,792	$(885)	(1%)
Cost of revenue	43,909	38,260	5,649	15%
Gross profit	75,998	82,532	(6,534)	(8%)
Gross margin	63%	68%
Operating expenses:
Research & development	25,544	21,763	3,781	17%
Selling, general & administrative	55,555	59,925	(4,370)	(7%)
Total operating expenses	81,099	81,688	(589)	(1%)
(Loss) income from operations	(5,101)	844	(5,945)	(704%)
Interest and other expense, net	2,337	2,312	25	1%
(Loss) income before income taxes	(2,764)	3,156	(5,920)	(188%)
Provision for (benefit from) income taxes	6,064	6,595	(531)	(8%)
Loss from continuing operations	(8,828)	(3,439)	(5,389)	157%
Loss from discontinued operations, net of tax	(47,557)	(79,228)	31,671	(40%)
Net loss	$(56,385)	$(82,667)	$26,282	(32%)

Revenue

During the year ended December 31, 2024, we changed our classification of revenue. We previously disclosed revenue in three categories: OA Pain Management, Joint Preservation and Restoration and Non-Orthopedic. As a result of a change in strategic focus announced by us in 2024, revenue classification was delineated to provide the investment community a clear view to our value drivers. Revenue has been split between the Commercial Channel and the Original Equipment Manufacturer (“OEM”) Channel. In the Commercial Channel, we have full responsibility for sales, marketing, and pricing of products through our commercial leaders, direct sales representatives, and independent distributors. Revenue from our Regenerative Solutions and international OA Pain Management businesses is included in the Commercial Channel. In the OEM Channel, we are responsible for development and manufacturing of products sold to our OEM partners governed by long-term agreements, but we do not control sales, marketing, or pricing with end users. Revenue from our U.S. OA Pain Management business and the Non-Orthopedic business is now included in the OEM Channel. All other revenue is reported in the Commercial Channel.

The following table presents revenue by product family for fiscal years 2024 and 2023 (dollars in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change

OEM Channel	$77,770	$84,645	$(6,875)	(8%)
Commercial Channel	42,137	36,147	5,990	17%
	$119,907	$120,792	$(885)	(1%)

Revenue for the year ended December 31, 2024 was $119.9 million, a decrease of $0.9 million, or 1%, compared to the prior year. The decrease in revenue was driven by lower sales activity with our OEM channel partners, primarily J&J MedTech and the discontinuation of certain non-orthopedic products.

Revenue from our OEM Channel product family decreased 8% for the year ended December 31, 2024, as compared to prior year, due to lower J&J MedTech revenue, mostly related to Orthovisc and the discontinuation of certain non-orthopedic products.

Revenue from our Commercial Channel product family increased 17% for the year ended December 31, 2024, as compared to prior year, due to an international sales growth on all our main OA Pain Management products (Monovisc, Cingal and Orthovisc). We also launched a full market release of Integrity in the U.S. in 2024.

Gross Profit and Margin

Gross profit for the year ended December 31, 2024 was $76.0 million, or gross margin of 63%, as compared with $82.5 million, or gross margin of 68%, for the year ended December 31, 2023. The decrease in gross profit for the year ended December 31, 2024, primarily resulted from lower revenue, primarily related to OA Pain Management products in the U.S., product channel mix and higher inventory product rationalization charges.

Research and Development

Research and development expenses for the year ended December 31, 2024 were $25.5 million, an increase of $3.7 million, or 17%, as compared to the prior year, primarily due to increased costs to ensure compliance with growing regulatory requirements globally, such as EU MDR, as well as regulatory, clinical and product development costs associated with our research and development pipeline, led by Hyalofast, in which we submitted the first part of our modular PMA application with the FDA in October 2024.

For additional information on our research and development activities, please see the section captioned “Part I. Item 1. Business—Research and Development” in this Annual Report on Form 10-K.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 were $55.6 million, a decrease of $4.4 million, or 7%, as compared to the prior year. The decrease in SG&A expenses for the year ended December 31, 2023 was primarily due to lower headcount and reduced shareholder activism costs.

Income (Loss) from Operations

For the year ended December 31, 2024, the loss from operations was $5.1 million, compared to income from operations of $0.8 million for the prior year. The $5.9 million decrease in income from operations was due to lower gross profit and higher research and development costs.

Income Taxes

The provision for income taxes was $6.1 million for the year ended December 31, 2024, resulting in an effective tax rate of (219.4%). The provision from income taxes was $6.6 million for the year ended December 31, 2023, resulting in an effective tax rate of 209.0%. The decrease in our effective rate for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily due to a lower valuation allowance being recorded on U.S. deferred tax assets in 2024.

Non-GAAP Financial Measures

We present certain information with respect to adjusted gross profit and adjusted gross margin, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted net income, adjusted diluted earnings per share or adjusted Earnings Per Share (“EPS”), which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”), and is not necessarily comparable to similarly titled measures presented by other companies.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define adjusted gross profit as our gross profit excluding certain product rationalization charges. We define adjusted gross margin as adjusted gross profit divided by total revenue.

The following is a reconciliation of adjusted gross profit to gross profit for the years ended December 31, 2024 and 2023, respectively:

	Years Ended December 31,
	2024	2023
Gross profit	$75,998	$82,532
Product rationalization charges	606	748
Adjusted gross profit	$76,604	$83,280
Adjusted gross margin	64%	69%

Adjusted gross profit for the year ended December 31, 2024 decreased $6.7 million to $76.6 million representing 64% of revenue. Adjusted gross profit for the year ended December 31, 2023 was $83.3 million, or 69% of revenue. The decrease in adjusted gross profit for the year ended December 31, 2024 as compared to 2023, primarily resulted from slower manufacturing production, higher supply chain costs, and a higher proportion of international sales in which product margins are generally lower.

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

•	we exclude certain impairment charges, including impairment related to intangible assets, certain product rationalization charges;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;

•	we exclude certain other non-recurring costs, such as costs associated with shareholder activism;

•

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of adjusted EBITDA to net loss from operations for the years ended December 31, 2024 and 2023 respectively:

	Years Ended December 31,
	2024	2023
Net loss from continuing operations	$(8,828)	$(3,439)
Interest and other expense, net	(2,337)	(2,312)
Provision for income taxes	6,064	6,595
Depreciation and amortization	5,688	5,506
Stock-based compensation	12,158	13,537
Product rationalization charges	606	748
Costs of shareholder activism	2,185	3,033
Adjusted EBITDA	$15,536	$23,668

Adjusted EBITDA for year ended December 31, 2024 was $15.5 million, a decrease of $8.2 million as compared to 2023. The decrease in adjusted EBITDA was primarily due to lower adjusted gross profit and higher research and development spending in 2024 on product development and clinical activity, primarily with Integrity, Hyalofast and Cingal.

Adjusted Net Loss and Adjusted EPS from Continuing Operations

We present information below with respect to adjusted net loss and adjusted EPS from continuing operations. We define adjusted net loss from continuing operations as our net loss from continuing operations excluding amortization and depreciation of acquired assets, the impact of inventory fair-value step up on cost of revenue, changes in the fair value of contingent consideration, as well as certain impairment charges, including impairment related to IPR&D assets and non-cash product rationalization charges, each on a tax effected basis. Acquisition-related expenses are those that we would not have incurred except as a direct result of acquisition transactions. The amortized assets contribute to revenue generation and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development (“IPR&D”), developed technology, customer relationships and acquired trade names. We define adjusted EPS from continuing operations as U.S. GAAP diluted earnings per share from continuing operations excluding the above adjustments to net loss from continuing operations used in calculating adjusted net loss from continuing operations, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income from continuing operations to net loss from continuing operations for the years ended December 31, 2024 and 2023, respectively:

	Years Ended December 31,
	2024	2023
Net loss from continuing operations	$(8,828)	$(3,439)
Product rationalization charges, tax effected	457	725
Share-based compensation, tax effected	9,167	13,114
Costs of shareholder activism, tax effected	1,647	2,938
Adjusted net income from continuing operations	$2,443	$13,338

The following is a reconciliation of adjusted diluted income from continuing operations per share to diluted loss from continuing operations per share for the years ended December 31, 2024 and 2023, respectively (in thousands, expect per share data):

	Years Ended December 31,
	2024	2023
Diluted loss from continuing operations per share	$(0.60)	$(0.23)
Product rationalization charges, tax effected	0.03	0.05
Share-based compensation, tax effected	0.62	0.89
Costs of shareholder activism, tax effected	0.11	0.20
Adjusted diluted income from continuing operations per share	$0.16	$0.91

Adjusted net income from continuing operations in 2024 was $2.4 million, a decrease of $10.9 million as compared to 2023. The decrease in adjusted net income from continuing operations and adjusted diluted income from continuing operations per share for the period was primarily due to higher manufacturing expenses and research and development costs during the year.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Statement of Operations Detail

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$120,792	$113,827	$6,965	6%
Cost of revenue	38,260	40,607	(2,347)	(6%)
Gross profit	82,532	73,220	9,312	13%
Gross margin	68%	64%
Operating expenses:
Research & development	21,763	18,321	3,442	19%
Selling, general & administrative	59,925	51,229	8,696	17%
Total operating expenses	81,688	69,550	12,138	17%
Income (loss) from operations	844	3,670	(2,826)	(77%)
Interest and other expense, net	2,312	654	1,658	254%
Income before income taxes	3,156	4,324	(1,168)	(27%)
Provision for income taxes	6,595	2,124	4,471	210%
(Loss) income from continuing operations	(3,439)	2,200	(5,639)	(256%)
Loss from discontinued operations	(79,228)	(17,059)	(62,169)	364%
Net loss	$(82,667)	$(14,859)	$(67,808)	456%

Revenue

The following table presents revenue by product family for fiscal years 2023 and 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change

OEM Channel	$84,645	$81,675	$2,970	4%
Commercial Channel	36,147	32,152	3,995	12%
	$120,792	$113,827	$6,965	6%

Revenue for the year ended December 31, 2023 was $120.8 million, an increase of $7.0 million, or 6%, compared to the prior year. The increase in revenue was driven by growing global commercial adoption of our OA Pain Management products as well as our introduction of new products in recent years.

Revenue from our OEM channel product family increased 4% for the year ended December 31, 2023, as compared to prior year, due to domestic sales growth of our Monovisc single injection pain product and favorable ordering patterns from J&J MedTech.

Revenue from our Commercial Channel product family increased 12% for the year ended December 31, 2023, as compared to prior year, due to international sales growth of our Monovisc single injection pain product and our Cingal next generation non-opioid single injection pain product, as well as favorable ordering patterns from our distributors.

Gross Profit and Margin

Gross profit for the year ended December 31, 2023 was $82.5 million, or gross margin of 68%, as compared with $73.2 million, or gross margin of 64%, for the year ended December 31, 2022. The increase in gross profit for the year ended December 31, 2023, primarily resulted from higher revenue growth, improved manufacturing efficiency and lower product rationalization charges. This increase was partially offset by higher costs due to inflationary pressures for raw materials and freight charges.

Research and Development

Research and development expenses for the year ended December 31, 2023 were $21.8 million, an increase of $3.5 million, or 19%, as compared to the prior year, primarily due to increased costs to ensure compliance with growing regulatory requirements globally, such as EU MDR, as well as new product development associated with our research and development pipeline, led by Integrity, which received FDA clearance in August 2023 and was launched with first surgeries in rotator cuff repair and other tendon procedures in November 2023.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2023 were $59.9 million, an increase of $8.7 million, or 17%, as compared to the prior year. The increase in SG&A expenses for the year ended December 31, 2023 was primarily due to shareholder activism and related corporate costs during the year.

Income from Operations

For the year ended December 31, 2023, the loss from operations was $0.8 million, compared to income from operations of $3.7 million for the prior year. The $2.8 million decrease in income from operations was due higher operating expenses.

Income Taxes

The provision for income taxes was $6.6 million for the year ended December 31, 2023, resulting in an effective tax rate of 209.0%. The provision from income taxes was $2.1 million for the year ended December 31, 2022, resulting in an effective tax rate of 49.1%. The increase in our effective rate for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to a higher valuation allowance being recorded on U.S. deferred tax assets in 2023.

Concentration of Risk

We have historically derived the majority of our revenue from a small number of customers, most of whom resell our products to end-users and are significantly larger companies than us. For the year ended December 31, 2024, J&J MedTech accounted for 57% of revenue, as compared to 62% in prior year. While we believe that our expanded commercial infrastructure has been and will continue to diversify our revenue base, we expect to continue to be dependent on a small number of large customers, especially J&J MedTech, for a sizeable portion of our revenues in the near-term future. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect could materially impact our business.  We also have Notes Receivable that we have recorded as consideration related to the divestiture of the Arthrosurface asset group in which repayment will be dependent upon the cash flows from the Arthrosurface asset group.

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

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash, cash equivalents, and investments aggregated $55.6 million and $68.7 million, and working capital totaled $90.3 million and $132.3 million, at December 31, 2024 and 2023, respectively.

We entered into a Third Amendment to Credit Agreement, on November 12, 2021, with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 and provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of December 31, 2024, and 2023, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash provided by (used in)
Operating activities	$5,403	$(1,788)	$4,409
Investing activities	(8,334)	(5,427)	(7,486)
Financing activities	(12,729)	(6,324)	(4,852)
Effect of exchange rate changes on cash	(48)	79	(130)
Net decrease in cash and cash equivalents	$(15,708)	$(13,460)	$(8,059)

The following changes contributed to the net change in cash and cash equivalents from 2023 to 2024.

Operating Activities

Cash provided by (used in) operating activities was $5.4 million, $(1.8) million and $4.4 million for 2024, 2023 and 2022, respectively. The change in 2024 was primarily attributable to a lower net loss in 2024, compared to the same period in 2023.

For the foreseeable future, we expect to continue to invest in research and development for new products and clinical trials related to our HA-based technology to support our growth strategy. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $8.3 million, $5.4 million and $7.5 million for 2024, 2023 and 2022, respectively. The change was primarily due to an increase in capital expenditures in 2024 to support the expansion of manufacturing capacity at our Bedford facility and a purchase of developed technology for $0.6 million.

Financing Activities

Cash used in financing activities was $12.7 million, $6.3 million and $4.9 million for 2024, 2023 and 2022, respectively. The change in 2024 was primarily due to $10.9 million used to fund the stock repurchase program we started in May 2024.

For a discussion of our liquidity and capital resources as of December 31, 2023, and our cash flow activities for the fiscal year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024, which is incorporated by reference in this Report.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our non-cancelable operating leases, purchase commitments, and contractual obligations related to future periods which are not reflected in our consolidated balance sheet at December 31, 2024. Purchase commitments relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Leases	$32,810	$2,783	$4,797	$4,658	$20,572
Year Ended December 31, 2024	$32,810	$2,783	$4,797	$4,658	$20,572

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

Revenue Recognition – General

Pursuant to Accounting Standards Codification (“ASC”) 606, we recognize revenue when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct or distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

We generate sales principally through three types of customers: (i) commercial partnerships (ii) hospitals and ambulatory service centers, and (iii) distributors, referred to as distribution model.

For commercial partnership sales, we sell our products directly to these partners, who perform most of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of product. Our largest such customer, J&J MedTech, represented 57% of total revenues for the year ended December 31, 2024. We recognize revenue from product sales when the customer obtains control of our product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. As we considered the license to be the predominant item to which the royalties relate for these agreements, sales-based royalties and milestones are only recognized when the later of the underlying sale occurs or the performance obligation to which some or all of the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that our licensees complete their product sales in their territory, for which we are contractually entitled to a percentage-based royalty. We record royalty revenues based on estimated net sales of licensed products as reported to us by our commercial partners. The differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenues in our consolidated statement of operations.

For sales to hospitals and ambulatory service centers, which generally pairs in-house sales representatives with local or regional distributors, the inventory is generally consigned so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Revenue is recognized typically as of the date of surgical implantation of the product.

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

Some of our distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material right is recognized when the additional goods are transferred to the customer or when the option expires. During 2024, the consideration allocated to material rights was not significant.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. There was no deferred revenue as of December 31, 2024 and 2023, respectively.

Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms where the customer pays the shipping company directly for all shipping and handling costs. In those contracts in which we pay for the shipping and handling, the associated costs are generally recorded along with the product sale at the time of shipment in cost of revenue when control over the products has transferred to the customer. Value-add and other taxes we collected concurrently with revenue-producing activities are excluded from revenue. Our general product warranty does not extend beyond an assurance that the product or services delivered will be consistent with stated contractual specifications, which does not create a separate performance obligation. We recognize the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that we otherwise would have recognized is one year or less in accordance with the practical expedient in paragraph Code 340-40-25-4. These costs are included in selling, general and administrative expenses.

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

We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or more frequently if we believe indicators of impairment exist. We have two reporting units: the legacy Anika reporting unit and a reporting unit established in 2020 upon the acquisitions of Parcus Medical and Arthrosurface. The remaining goodwill as of December 31, 2024 pertains to the legacy Anika reporting unit, as the goodwill with respect to the Parcus Medical and Arthrosurface reporting unit was fully impaired in 2020.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We used the quantitative method in 2024, we considered several factors, including the following:

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

Significant assumptions utilized in the impairment analysis included valuation multiple with respect to revenue and weighted-average cost of capital. Based on sensitivity analysis performed on key assumptions at November 30, 2024, a 10% decrease in valuation multiples or a 10% increase in the weighted average cost of capital assumption would not have resulted in a fair value below the reporting unit’s carrying value. Accordingly, we determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2024.

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. Our intangible assets are comprised of purchased developed technologies, patents, trade names, customer relationships and distributor relationships. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately three to sixteen years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During the years ended December 31, 2024 and 2023, we determined that certain of our intangible assets related to our Arthrosurface and Parcus reporting unit were impaired mainly due to slower than expected revenue growth from product sales that have impacted cash flows with this reporting unit.  As a result, we recorded $1.5 million and $62.2 million in impairment charges to intangible assets related to our Arthrosurface and Parcus reporting units during the years ended December 31, 2024 and 2023, respectively in discontinued operations.

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

Foreign Currency Exchange Risk

Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately $24.8 million of our revenue was denominated in foreign currencies (primarily the Euro and UK pound sterling) for the year ended December 31, 2024. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash, accounts payable, and accounts receivable denominated in non-functional currencies. We also utilize clinical vendors that are located in various countries outside of the United States and invoice us in their local currency and we have one major supplier contract denominated in a foreign currency. We do not engage in foreign currency hedging arrangements for these transactions, and, consequently, foreign currency fluctuations may adversely affect our earnings. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuations related to our international subsidiaries on our financial statements were insignificant in 2024. We recognize foreign currency gains or losses arising from our operations in the period incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anika Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Reserve for Excess and Obsolete Inventories — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary, based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, the inventory reserve write-offs are considered permanent adjustments to the carrying value of inventory. As of December 31, 2024, the Company has total inventories of $23.8 million, net of excess quantities and obsolescence reserves.

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

March 14, 2025

We have served as the Company’s auditor since 2017.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$55,629	$68,740
Accounts receivable, net	23,594	26,360
Inventories	23,809	24,428
Prepaid expenses and other current assets	5,494	7,476
Current assets held for sale	5,126	36,305
Total current assets	113,652	163,309
Property and equipment, net	38,994	37,445
Right-of-use assets	25,685	27,554
Other long-term assets	5,656	5,725
Notes receivable	5,935	-
Deferred tax assets	1,177	1,489
Intangible assets, net	2,490	2,576
Goodwill	7,125	7,571
Non-current assets held for sale	2,026	24,963
Total assets	$202,740	$270,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,617	$6,194
Accrued expenses and other current liabilities	13,567	14,066
Current liabilities held for sale	4,122	10,799
Total current liabilities	23,306	31,059
Other long-term liabilities	772	404
Lease liabilities	24,014	25,915
Non-current liabilities held for sale	659	989
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $.01 par value; 90,000 shares authorized, 15,010 issued and 14,416 outstanding and 14,848 shares issued and 14,660 outstanding at December 31, 2024 and 2023, respectively	144	147
Additional paid-in-capital	88,961	90,009
Accumulated other comprehensive loss	(6,783)	(5,943)
Retained earnings	71,667	128,052
Total stockholders’ equity	153,989	212,265
Total liabilities and stockholders’ equity	$202,740	$270,632

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$119,907	$120,792	$113,827
Cost of revenue	43,909	38,260	40,607
Gross profit	75,998	82,532	73,220

Operating expenses:
Research & development	25,544	21,763	18,321
Selling, general & administrative	55,555	59,925	51,229
Total operating expenses	81,099	81,688	69,550
(Loss) income from operations	(5,101)	844	3,670
Interest and other income (expense), net	2,337	2,312	654
(Loss) income before income taxes	(2,764)	3,156	4,324
Provision for income taxes	6,064	6,595	2,124
(Loss) income from continuing operations	(8,828)	(3,439)	2,200
Loss from discontinued operations, net of tax	(47,557)	(79,228)	(17,059)
Net loss	$(56,385)	$(82,667)	$(14,859)

(Loss) earnings per share:
Basic
Continuing operations	$(0.60)	$(0.23)	$0.15
Discontinued operations	(3.23)	(5.41)	(1.17)
	$(3.83)	$(5.64)	$(1.02)

Diluted
Continuing operations	$(0.60)	$(0.23)	$0.15
Discontinued operations	(3.23)	(5.41)	(1.17)
	$(3.83)	$(5.64)	$(1.02)

Weighted average common shares outstanding:
Basic	14,721	14,656	14,561
Diluted	14,721	14,656	14,787

Net loss	$(56,385)	$(82,667)	$(14,859)
Foreign currency translation adjustment	(840)	500	(725)
Comprehensive loss	$(57,225)	$(82,167)	$(15,584)

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, December 31, 2021	14,441	$144	$67,081	$225,578	$(5,718)	$287,085
Issuance of common stock for equity awards	-	-	16	-	-	16
Vesting of restricted stock units	184	2	(2)	-	-	-
Issuance of common stock from employee purchase plan	35	-	665	-	-	665
Stock-based compensation expense	-	-	14,315	-	-	14,315
Retirement of common stock for minimum tax withholdings	(35)	-	(934)	-	-	(934)
Net loss	-	-	-	(14,859)	-	(14,859)
Other comprehensive loss	-	-	-	-	(725)	(725)
Balance, December 31, 2022	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	2	-	23	-	-	23
Vesting of restricted stock units	262	3	(3)	-	-	-
Issuance of common stock from employee purchase plan	41	-	805	-	-	805
Stock-based compensation expense	-	-	15,243	-	-	15,243
Repurchase of common stock	(188)	(2)	(5,048)	-	-	(5,050)
Retirement of common stock for minimum tax withholdings	(82)	-	(2,152)	-	-	(2,152)
Net loss	-	-	-	(82,667)	-	(82,667)
Other comprehensive loss	-	-	-	-	500	500
Balance, December 31, 2023	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	3	-	76	-	-	76
Vesting of restricted stock units	312	3	(2)	-	-	1
Issuance of common stock from employee purchase plan	44	-	708	-	-	708
Stock-based compensation expense	-	-	11,677	-	-	11,677
Repurchase of common stock	(506)	(5)	(10,909)	-	-	(10,914)
Retirement of common stock for minimum tax withholdings	(97)	(1)	(2,598)	-	-	(2,599)
Net loss	-	-	-	(56,385)	-	(56,385)
Other comprehensive income	-	-	-	-	(840)	(840)
Balance, December 31, 2024	14,416	$144	$88,961	$71,667	$(6,783)	$153,989

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2024	2023	2022
	(a)	(a)	(a)
Cash flows from operating activities:
Net loss	$(56,385)	$(82,667)	$(14,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,884	6,434	6,704
Amortization of acquisition related intangible assets	1,237	7,783	7,783
Non-cash operating lease cost	2,150	2,231	1,850
Loss on disposal of fixed assets	2,864	1,917	-
Loss on impairment of long-lived assets	2,462	62,190	-
Stock-based compensation expense	13,130	15,243	14,315
Deferred income taxes	260	(6,327)	(5,270)
Provision for doubtful accounts	1,185	190	378
Provision for inventory	44,708	3,341	5,329
Changes in operating assets and liabilities:
Accounts receivable	3,366	(1,305)	(5,630)
Inventories	(9,424)	(11,396)	(6,873)
Prepaid expenses, other current and long-term assets	558	560	(792)
Accounts payable	(2,506)	(11)	1,965
Operating lease liabilities	(2,082)	(2,149)	(1,485)
Accrued expenses, other current and long-term liabilities	(3,669)	1,648	(443)
Income taxes	665	530	1,437
Net cash provided by (used in) operating activities	5,403	(1,788)	4,409

Cash flows from investing activities:
Purchases of property and equipment	(7,734)	(5,427)	(7,486)
Acquisition of intangible asset	(600)	-	-
Net cash used in investing activities	(8,334)	(5,427)	(7,486)

Cash flows from financing activities:
Payments made on finance leases	-	-	(284)
Repurchases of common stock	(10,914)	(5,000)	-
Proceeds from employee stock purchase program	708	805	665
Cash paid for tax withheld on vested restricted stock awards	(2,599)	(2,152)	(934)
Proceeds from exercises of equity awards	76	23	16
Payments of contingent consideration	-	-	(4,315)
Net cash used in financing activities	(12,729)	(6,324)	(4,852)

Exchange rate impact on cash	(48)	79	(130)

Decrease in cash and cash equivalents	(15,708)	(13,460)	(8,059)
Cash and cash equivalents at beginning of period	72,867	86,327	94,386
Cash and cash equivalents at end of period	$57,159	$72,867	$86,327
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,993	$3,117	$106
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$268	$11,703
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$639	$815	$108
Notes receivable	$5,935	$-	$-

(a)

The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

1. Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global joint preservation company in the osteoarthritis (“OA”) pain management and regenerative solutions spaces, focusing on early intervention orthopedics.  The Company offers differentiated advancements in regenerative therapies and OA Pain Management, all designed to restore active living, empower surgeon choice, and enhance patient outcomes worldwide.

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

In October 2024, the Company announced a strategic shift to concentrate on OA Pain Management and Regenerative Solutions. This strategic decision resulted in the sale of Arthrosurface on October 31. 2024 and the sale of Parcus Medical on March 7, 2025, both of which were acquired in early 2020.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Anika Therapeutics, Inc. and its wholly owned subsidiaries, Anika Securities, Inc., Anika Therapeutics S.r.l. (“Anika S.r.l.”), Anika Therapeutics Limited, Parcus Medical and Arthrosurface. All intercompany balances and transactions have been eliminated in consolidation.

As noted above , the Company made a strategic decision in October 2024 that resulted in the sales of Arthrosurface and Parcus Medical. The consolidated financial statements reflect the Arthrosurface and Parcus results of operations as discontinued operations, and the related assets and liabilities as held-for-sale for all periods presented.

Certain reclassifications have been made to prior period financial operations to reflect discontinued operations presentation. Unless otherwise noted, amounts and disclosures throughout these consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

Foreign Currency Translation

The functional currency of Anika S.r.l. is the Euro and the functional currency of Anika Therapeutics Limited is the British Pound Sterling. Assets and liabilities of the foreign subsidiaries are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for the period. The translation adjustments resulting from this process are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) which resulted in a (loss) gain from foreign currency translation of $(0.8) million, $0.5 million, and ($0.7) million for the years ended December 31, 2024, 2023, and 2022, respectively.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations. The Company recognized a loss from foreign currency transactions of ($0.2) million, ($0.1) million, and ($0.5) million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The components of the Company’s accounts receivables are as follows:

	As of December 31,
	2024	2023
Accounts Receivable	$24,324	$27,026
Less: Allowance for credit losses	730	666
Net balance, end of the year	$23,594	$26,360

A summary of activity in the allowance for credit losses is as follows:

	As of December 31,
	2024	2023	2022
Balance, beginning of the year	$666	$821	$941
Amounts provided	195	101	132
Amounts recovered	(65)	(105)	(176)
Amounts written off	(36)	(125)	(26)
Translation adjustments	(30)	(26)	(50)
Balance, end of the year	$730	$666	$821

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

For commercial partnership sales, the Company sells its products directly to these partners, who perform most of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of product. The Company’s largest such customer, Johnson & Johnson MedTech (“J&J MedTech”) (previously known as DePuy Synthes Mitek Sports Medicine), a division of DePuy Orthopedics, Inc., part of the Johnson & Johnson Medical Companies, represented 57%, 62% and 60% of total revenues for the years-ended December 31, 2024, 2023 and 2022 respectively. The Company completed the performance obligations related to granted licenses and development services under the agreements with J&J MedTech prior to 2016 and has no remaining material performance obligations. The Company recognizes revenue from product sales when the customer obtains control of the Company’s product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. As the Company considered the license to be the predominant item to which the royalties relate for these agreements, sales-based royalties and milestones are only recognized when the later of the underlying sale occurs or the performance obligation to which the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that the Company’s licensees complete their product sales in their territory, for which the Company is contractually entitled to a percentage-based royalty. The Company records royalty revenues based on estimated net sales of licensed products as reported to the Company by its commercial partners. The differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenue in the consolidated statement of operations. The Company’s certain supply agreements represent a promise to deliver products at the customer’s discretion that are considered distributor options. The Company assesses if these options provide a material right to the licensee, and if so, they are accounted for as separate performance obligations. Substantially all the Company’s supply agreements do not provide options that are considered material rights.

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

Some of the Company’s distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material right is recognized when the additional goods are transferred to the customer or when the option expires. During 2024, 2023 and 2022, the consideration allocated to material rights was not significant.

The Company receives payments from its customers based on billing schedules established in each contract. Any up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when its right to consideration is unconditional. The Company had no deferred revenue as of December 31, 2024 and 2023, respectively.

Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms where the customer pays the shipping company directly for all shipping and handling costs. In those contracts in which the Company pays for the shipping and handling, the associated costs are generally recorded along with the product sale at the time of shipment in cost of revenue when control over the products has transferred to the customer. Value-add and other taxes collected by the Company concurrently with revenue-producing activities are excluded from revenue. The Company’s general product warranty does not extend beyond an assurance that the product or services delivered will be consistent with stated contractual specifications, which does not create a separate performance obligation. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that the Company otherwise would have recognized is one year or less in accordance with the practical expedient in paragraph Code 340-40-25-4. These costs are included in selling, general and administrative expenses.

Licensing, Milestone and Contract Revenue

The agreements with J&J MedTech include variable consideration such as contingent development and regulatory milestones. Since 2016, there have been no remaining regulatory milestones related to the J&J MedTech agreements. In general, variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable to occur.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds.

Investments

The Company may invest its excess cash in investments, which are classified as available-for-sale. Investments are recognized on a recurring basis at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company had no investments as of December 31, 2024 or December 31, 2023.

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

During the years ended December 31, 2024, 2023 and 2022, the Company did not record any impairment charges on its available-for-sale securities because it is not more likely than not that the Company will be required to sell these securities before the recovery of their cost basis.

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

As of December 31, 2024 and 2023, J&J MedTech represented 56% and 63%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period.

Notes Receivable

In October 2024, the Company sold the Arthrosurface Asset Group to Phoenix Brio, Inc. (the “Buyer”) (refer to Note 3) in exchange for consideration which included a 10-year $7.0 million non-interest-bearing note receivable (the “Term Note Receivable”), as well as variable consideration to be paid by the Buyer in twenty quarterly installments of 3% of the Buyer’s net sales (the “Royalty Note Receivable” and collectively the “Notes Receivable”).  The Company recognized the Term Note Receivable and the Royalty Note Receivable at their estimated fair values of $3.8 million and $2.1 million, respectively.  The fair value of the Notes Receivable was determined based on a discounted cash flow analysis of the contractually scheduled repayments for the Term Note Receivable and the forecasted variable payments for the Royalty Note Receivable, using a discount rate of 12.75%. The Notes Receivable are subsequently measured at amortized cost, as adjusted for estimated credit losses.

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

Goodwill and IPR&D are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has currently one reporting unit that it is has defined as its the legacy Anika reporting unit, which specializes in therapies based on its hyaluronic acid (“HA”) technology platform. It previously had a second reporting unit established in 2020 upon the acquisitions of Parcus Medical and Arthrosurface. Factors that the Company considers important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

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

The Company performed a qualitative annual assessment for impairment of the remaining goodwill with respect to legacy Anika reporting unit as of November 30, 2024, including consideration of (i) general macroeconomic factors, (ii) industry and market conditions, and (iii) the extent of the excess of the fair value over the carrying value indicated in prior impairment testing. Accordingly, the Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2024.

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

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. The Company’s intangible assets are comprised of purchased developed technologies, patents, trade names, customer relationships and distributor relationships. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately three to sixteen years. The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”), for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

We record uncertain tax positions in accordance with Code 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Interest and penalties associated with income tax filings are recorded in income tax expense.

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

Recent Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 in an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 18 Segment Information in the accompanying notes to the consolidated financial statements for further detail.

3. Discontinued Operations

In October 2024, the Company announced a strategic shift to concentrate on OA pain management and regenerative solutions. This strategic decision involved the sale of Arthrosurface Incorporated and the planned divestiture of Parcus Medical, LLC, both of which were acquired in early 2020.

Arthrosurface

On October 31, 2024 (the “Closing Date”), the Company completed the sale of all of the outstanding equity interests of Arthrosurface Incorporated, a Delaware corporation and former wholly-owned subsidiary of the Company (“Arthrosurface”), which held the Company’s Arthrosurface business, to Phoenix Brio, Incorporated, a Delaware corporation (“Buyer”), pursuant to the terms and conditions of a Share Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement”), by and among the Company, Arthrosurface and Buyer (the “Arthrosurface Transaction”).

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company valued the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at December 31, 2024.

As a result of the Arthrosurface Transaction, the Company tested the assets associated with the Arthrosurface asset group to determine if the carrying value of the assets at September 30, 2024 were fully recoverable. Given that the proceeds from the sale of the Arthrosurface assets group was less than the carrying value of its net assets, the Company recorded asset impairment charges totaling $27.4 million during the three-month period ended September 30, 2024 related to a write-down of its accounts receivable, inventories, property and equipment and intangible assets related to the Arthrosurface asset group.

Parcus Medical

On March 7, 2025, the Company completed the sale of all of the outstanding equity interests of Parcus Medical, LLC, (“Parcus Medical”) to Medacta Americas Manufacturing, Inc. (“Medacta”), pursuant to the terms and conditions of a Membership Interest Purchase Agreement (the “Parcus Transaction”). As consideration for the Parcus Transaction, at closing, Medacta delivered to the Company a payment of $4.5 million in cash. Pursuant to the terms of the agreement, the aggregate consideration is subject to customary post-closing adjustments.

As a result of the Parcus Transaction, the Company tested the assets associated with the Parcus Medical asset group to determine if the carrying value of the assets at December 31, 2024 were fully recoverable. Given that the proceeds from the sale of the Parcus Medical assets group was less than the carrying value of its net assets, the Company recorded asset impairment charges totaling $20.1 million during the three-month period ended December 31, 2024 related to a write-down of its inventories, property and equipment and intangible assets related to the Parcus Medical asset group.

The results of operations for Arthrosurface and Parcus are reported in income from discontinued operations within the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, and the related assets and liabilities are presented within assets and liabilities held-for-sale on the consolidated balance sheets as of December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023	2022
Revenue	$39,495	$45,870	$42,409
Costs and expenses	87,469	134,353	65,479
Loss from discontinued operations before income taxes	(47,974)	(88,483)	(23,070)
Benefit from income taxes	(417)	(9,255)	(6,011)
Net loss from discontinued operations	$(47,557)	$(79,228)	$(17,059)

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,531	$4,127
Accounts receivable, net	3,285	9,601
Inventories	221	21,958
Prepaid expenses and other current assets	89	619
Property and equipment, net	1,134	8,753
Right-of-use assets	892	1,213
Other long-term assets	-	12,947
Intangible assets, net	-	2,050
Total assets held-for-sale	$7,152	$61,268
Liabilities
Accounts payable	$797	$3,665
Accrued expenses and other current liabilities	3,324	7,134
Lease liabilities	660	989
Total liabilities held-for-sale	$4,781	$11,788

Selected financial information related to significant operating and investing cash flow items from discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Depreciation	$1,874	$1,563	$1,853
Amortization of acquisition related intangible assets	$559	$7,148	$7,147
Non-cash operating lease cost	$322	$398	$375
Loss on impairment of long-lived assets	$2,142	$62,190	$-
Stock-based compensation expense	$972	$1,706	$704
Provision for inventory	$42,013	$1,262	$435
Purchases of property and equipment	$467	$3,310	$5,079

4. Fair Value Measurements

There were no available-for-sale securities as of December 31, 2024 and 2023.

The Company’s investments, including cash equivalents, are all classified within Levels 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, current receivables, notes receivable, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the previously described business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$46,061	$46,061	$-	$-	$46,061

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$55,485	$55,485	$-	$-	$55,485

There were no transfers between fair value levels in 2024 or 2023.

5. Inventories

Total inventories included in the balance sheet consist of the following:

	As of December 31,
	2024	2023
Raw materials	$13,180	$14,474
Work-in-process	7,001	7,503
Finished goods	8,761	7,712
Total	$28,942	$29,689

Inventories	$23,809	$24,428
Other long-term assets	5,133	5,261
Total	$28,942	$29,689

Inventories are stated net of inventory reserves of approximately $3.9 million and $3.6 million, as of December 31, 2024 and 2023, respectively.

6. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2024	2023
Equipment and software	$41,390	$42,655
Furniture and fixtures	1,509	1,733
Leasehold improvements	36,340	34,654
Construction in progress	6,039	2,390
Subtotal	85,278	81,432
Less accumulated depreciation	(46,284)	(43,987)
Total	$38,994	$37,445

Depreciation expense was $5.0 million, $4.9 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

7. Acquired Intangible Assets, Net

Intangible assets consist of the following:

		Year Ended December 31, 2024
	Gross Cost	Plus: Additions	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in Years)
Developed technology	$11,480	$600	$(1,608)	$(9,667)	$805	14
IPR&D	2,656	-	(1,006)	-	1,650	Indefinite
Distributor relationships	4,700	-	(415)	(4,285)	-	5
Patents	1,000	-	(189)	(776)	35	16
Total	$19,836	$600	$(3,218)	$(14,728)	$2,490	11

		Year Ended December 31, 2023
	Gross Cost	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Developed technology	$11,480	$(1,608)	$(9,029)	$843	15
IPR&D	2,656	(1,006)	-	1,650	Indefinite
Distributor relationships	4,700	(415)	(4,285)	-	5
Patents	1,000	(189)	(728)	83	16
Total	$19,836	$(3,218)	$(14,042)	$2,576	11

Total amortization expense with respect to the definite lived acquired intangible assets was $0.7 million, $0.6 million and $0.6 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

The Company performed an assessment of its definite lived acquired intangible assets during the quarter ended December 31, 2024. The Company estimated the fair value of its definite lived acquired intangible assets using an income approach method of valuation, including a combination of the distributor method for the customer relationships intangible asset and the relief of royalty method for each of the developed technology and tradename intangible assets. These valuation approaches incorporate significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, royalty rates, after-tax royalty savings expected from ownership of the developed technology and tradename assets, contributory asset charges and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of December 31, 2024. In developing its assumptions, the Company also considered observed trends of its industry participants.

The Company performed its annual assessment of the IPR&D intangible asset as of November 30, 2024. The Company estimated the fair value of the IPR&D intangible assets using the income approach which is based on the Multi-Period Excess Earnings Method (“MPEEM”). MPEEM measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2024. In developing its assumptions, the Company also considered observed trends of its industry participants. No impairment existed as the estimated fair value of the remaining IPR&D intangible asset was greater than its carrying value.

8. Goodwill

The following table provides a roll forward of goodwill for the years ended December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Balance, beginning January 1	$7,571	$7,339
Effect of foreign currency adjustments	(446)	232
Balance, ending December 31	$7,125	$7,571

The goodwill balance at December 31, 2024 and 2023 was related to the legacy Anika reporting unit.

The Company estimated the fair value of its reporting units using a discounted cash flow method, which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. The Company determined that a discounted cash flow model provided the best approximation of fair value of the reporting units for the purpose of performing the impairment test. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, the achievement of certain cost synergies, terminal growth rates and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2024. In developing its assumptions, the Company also considered observed trends of its industry participants.

For the legacy Anika reporting unit, the Company performed a qualitative assessment as of November 30, 2024. The results of the impairment test indicated that the estimated fair value of the legacy Anika reporting unit was greater than its carrying value, therefore the Company determined that was more likely than not that the fair value of the legacy Anika reporting unit was not impaired as of November 30, 2024.

9. Leases

The Company leases its buildings and manufacturing facilities under operating leases. As of December 31, 2024, the Company had real estate leases in Bedford, Massachusetts, Sarasota, Florida, Warsaw, Indiana and Padova, Italy and Sarasota, Florida.

In June 2022, the Company finalized a renewal option to extend the current term for its operating headquarters and manufacturing facility in Bedford through 2027. There are also lease renewal options into 2038.

The Company leases office space in Padova, Italy. The current term of the Padova lease extends to 2032, with a right to terminate at the Company’s option in 2026 without penalty.

The Company had two real estate leases in Sarasota, Florida that it uses for office space and manufacturing and warehouse facilities. In June 2022, the Company extended its current term on these leases through 2027. These leases were sold with the Parcus transaction in March 2025.

The significant assumptions in recognizing the right-of-use asset and lease liability are as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at either the transition or subsequent renewal dates with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease. The weighted average discount rate at December 31, 2024 was 3.5% for operating leases.

Lease term. The lease term begins at the lease commencement date and is determined on that date based on the non-cancelable term of the lease together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, or periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

The components of lease expense and other information for continued and discontinued operations are as follows:

	Years Ended December 31
	2024	2023	2022
Operating lease expense	$3,333	$3,320	$2,839
Short-term lease expense	-	-	17
Variable lease expense	497	425	413
Total lease expense	$3,830	$3,745	$3,269

	Years Ended December 31
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	13.2	13.9

Weighted Average Discount Rate
Operating leases	3.5%	3.6%

Other information
Operating cash flows from operating leases	$3,267	$3,239

Future commitments due under these lease agreements as of December 31, 2024 are as follows:

Years ended December 31,	Operating Leases

2025	$2,783
2026	2,468
2027	2,329
2028	2,329
2029	2,329
Thereafter	20,572
Present value adjustment	(6,878)
Present value of lease payments	25,932
Less current portion included in accrued expenses and other current liabilities	(1,918)
Total lease liabilities	$24,014

10. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2024	2023

Compensation and related expenses	$6,828	$7,927
Professional fees	2,485	2,274
Operating lease liability- current	1,918	1,827
Share based compensation	1,213	-
Clinical trial costs	295	460
Income taxes payable	63	1,240
Other	765	338
Total	$13,567	$14,066

11. Revolving Credit Agreement

On November 12, 2021, the Company, entered into a “Third Amendment to Credit Agreement” amending the existing revolving line of credit agreement dated October 24, 2017 with Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, for a $75.0 million senior revolving line of credit (the “Credit Agreement”). Subject to certain conditions, the Company may request up to an additional $75.0 million in commitments for a maximum aggregate commitment of $150.0 million, which requests must be approved by the Revolving Lenders (as defined in the Credit Agreement). Loans under the Credit Agreement generally bear interest at a rate equal to (a) the Bloomberg Short-Term Bank Yield Index, (“BSBY”), rate plus (b) an additional percentage that will range from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio at the time of the borrowings. The Company is required to pay a commitment fee in an amount that is equal to 0.20% to 0.30% per annum, based on the Company’s consolidated leverage ratio, on the actual daily unused amount of the credit facility and that is due and payable quarterly in arrears. Loan origination costs are included as assets on the balance sheet and are being amortized over the five-year term of the Credit Agreement. As of December 31, 2024 and 2023, there were no outstanding borrowings under the Credit Agreement and the Company is in compliance with the terms of the Credit Agreement.

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

12. Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. or international patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties at December 31, 2024 or 2023, respectively, and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

13. Revenue and Geographic Information

During the year ended December 31, 2024, the Company changed its classification of revenue. The Company previously disclosed revenue in 3 categories: OA Pain Management, Joint Preservation and Restoration and Non-Orthopedic. As a result of a change in strategic focus made in 2024, revenue classification was delineated to provide a clear view to the Company’s value drivers. Revenue will be split between the Commercial Channel and the Original Equipment Manufacturer (“OEM”) Channel. In the Commercial Channel, the Company has full responsibility for sales, marketing, and pricing of products through its commercial leaders, direct sales representatives, and independent distributors. Revenue from our Regenerative Solutions and international OA Pain Management businesses is included in the Commercial Channel. In the OEM Channel, the Company is responsible for development and manufacturing of products sold to the Company’s OEM partners governed by long-term agreements, but the Company does not control sales, marketing, or pricing with end users. Revenue from the Company’s U.S. OA Pain Management business and the Non-Orthopedic business is now included in the OEM Channel. All other revenue is reported in the Commercial Channel.

Product revenue by product family is as follows:

	Years Ended December 31,
	2024		2023		2022
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
OEM Channel	$77,770	65%	$84,645	70%	$81,675	72%
Commercial Channel	42,137	35%	36,147	30%	32,152	28%
Total	$119,907	100%	$120,792	100%	$113,827	100%

Product revenue from the Company’s sole significant customer, J&J MedTech, as a percentage of the Company’s total product revenue was 57%, 62%, and 60% for the years ended December 31, 2024, 2023, and 2022, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue are as follows:

	Years Ended December 31,
	2024		2023		2022
	Total	Percentage of	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$82,446	69%	$86,911	72%	$83,746	74%
Europe	19,403	16%	17,313	14%	17,227	15%
Other	18,058	15%	16,568	14%	12,854	11%
Total	$119,907	100%	$120,792	100%	$113,827	100%

Net long-lived assets, consisting primarily of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net tangible long-lived assets by principal geographic areas are as follows:

	As of December 31,
	2024	2023
United States	$37,964	$36,324
Italy	1,001	1,075
United Kingdom	29	46
Total	$38,994	$37,445

14. Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020 and June 16, 2021 and June 14, 2023. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SAR’s will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There are 1.0 million shares available for future grant at December 31, 2024 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 in which the Company reserved 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). The Inducement Plan was amended in December 2023 to add 125,000 shares. There are 0.1 million shares available for future grant at December 31, 2024 under the Inducement Plan.

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

For the years ended December 31, 2024, and 2023, the tax benefit associated with stock-based compensation was $1.9 million and $2.6 million, respectively. A summary of the stock-based compensation in the Company’s statements of operations is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenue	$328	$575	$779
Research and development	1,612	1,934	1,563
Selling, general and administrative	10,218	11,028	11,269
Total stock-based compensation expense	$12,158	$13,537	$13,611

For the years ended December 31, 2024, 2023 and 2022, windfall (shortfall) tax expense of ($0.1) million, ($0.1) million and ($0.5) million, respectively, are associated with the stock-based compensation expense above.

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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,812,729	$33.42		$127
Granted	547,450	$28.08
Exercised	(3,556)	$21.96		$14
Forfeited and canceled	(267,583)	$33.19		$30
Outstanding as of December 31, 2024	2,089,040	$32.07	7.2
Vested, December 31, 2024	1,267,919	$34.60	6.2
Vested or expected to vest, December 31, 2024	2,089,040	$32.07	7.2

The aggregate intrinsic value of options exercised was immaterial for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company granted 547,450 stock options during the year ended December 31, 2024, of which 421,925 shares were premium-priced options.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2024, 2023 and 2022, along with the weighted-average grant-date fair values, were as follows:

	2024			2023			2022
Risk-free interest rate	3.48%	-	4.62%	3.52%	-	4.64%	1.28%	-	4.28%
Expected stock price volatility	41.54%	-	48.19%	48.19%	-	49.44%	53.80%	-	55.55%
Expected life of options (in years)		4.5			4.5			4.5
Expected dividend yield		0.0%			0.0%			0.0%
Fair value per option		$10.52			$11.45			$11.45

As of December 31, 2024, there was $5.5 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.9 years.

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

RSU activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2023	$771,358	$27.19
Granted	491,541	$26.62
Vested	(311,441)	$27.87
Forfeited and cancelled	(114,896)	$26.47
Outstanding as of December 31, 2024	$836,562	$26.70

The weighted-average grant-date fair value per share of RSUs granted was $26.62, $26.66 and $25.14 for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of RSUs vested was $8.7 million, $6.9 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $5.1 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

15. Employee Benefit Plan

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make 140% matching contributions up to a limit of 5% of an employee's eligible compensation. Effective January 1, 2025, the Company's matching contributions became 100% up to a limit of 5% of an employee’s eligible compensation. In addition, the Company may make annual discretionary contributions. The Company made matching contributions of $2.6 million, $2.7 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

16. Share Repurchase Plan

In May 2024, the Company’s Board of Directors approved a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”). In the event of positive “free cash flow” as defined in the 2024 Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount and in no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs.

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of December 31, 2024, the Company had repurchased 505,903 shares at a cost of $10.9 million, representing 27% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program.

17. Income Taxes

Income Tax Expense

The components of the Company’s income (loss) before income taxes and its provision for (benefit from) income taxes consist of the following:

	Years ended December 31,
	2024	2023	2022
(Loss) income before income taxes
Domestic	$(4,078)	$2,421	$3,990
Foreign	1,314	735	334
	$(2,764)	$3,156	$4,324

	Years ended December 31,
	2024	2023	2022
Provision for (benefit from) income taxes:
Current:
Federal	$4,044	$4,910	$3,558
State	1,370	457	551
Foreign	421	312	96
Total current	5,835	5,679	4,205
Deferred:
Federal	-	1,579	(904)
State	-	(692)	(402)
Foreign	229	29	(775)
Total deferred	229	916	(2,081)
Total benefit from income taxes	$6,064	$6,595	$2,124

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Capital loss carryforward	$20,714	$-
Capitalized research expenditures	12,241	8,417
Lease liability	6,555	7,074
Acquisition-related intangible asset	5,959	5,422
Impairment of assets	4,215	-
Stock-based compensation expense	3,908	3,818
Inventory reserves	2,316	2,123
Accrued expenses and other	1,403	550
Compensation accrual	1,202	1,414
Net operating loss carry forwards	650	1,124
Foreign currency exchange	48	121
Gross deferred tax assets	59,211	30,063
Less: Valuation allowance	(45,148)	(13,754)
Deferred tax assets	$14,063	$16,309

	December 31,
	2024	2023
Deferred tax liabilities:
Acquisition-related intangible asset	$(42)	$(288)
Depreciation	(6,552)	(7,695)
Right of use asset	(6,292)	(6,837)
Deferred tax liabilities	$(12,886)	$(14,820)

Net deferred tax assets	$1,177	$1,489

As of December 31, 2024, the Company had no Federal net operating loss (“NOL”) carryforwards, including with the Arthrosurface asset group and a negligible amount of state net NOL carryforwards that will begin to expire in 2039. The Company also had NOL carryforwards in Italy of $2.7 million that do not expire but are limited to 80% of taxable income. As of December 31, 2024, the Company had no federal or state research and development tax credit carryforwards.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&D”) starting in the year the year ended December 31, 2022. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the United States and over 15 years if the R&D was performed outside the U.S. This change has resulted in the recognition of additional deferred tax assets and increased cash tax liabilities.

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

The Company recorded a full valuation allowance on all deferred tax assets in the U.S. as it was determined they are more likely than not to be realizable as of both December 31, 2024 and December 31, 2023. The Company intends to maintain a full valuation allowance until there is sufficient evidence to support release of all or a portion of the allowance. As of December 31, 2024, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income in the Company’s foreign jurisdictions.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $0.6 million at December 31, 2024. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

Effective Tax Rate

The reconciliation between the U.S. federal statutory rate and the Company’s effective rate is summarized as follows:

	Years ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	(52.2%)	9.5%	13.0%
Stock compensation	(17.2%)	11.8%	18.4%
Section 162(m) limitation	(30.1%)	28.3%	35.4%
Change in tax rates and state apportionment	10.4%	-%	(3.0%)
Federal, state and foreign tax credits	22.5%	(23.1%)	(13.3%)
Valuation allowance	(157.3%)	173.0%	-%
Return to provision adjustments	5.5%	(3.6%)	(18.9%)
Tax reserves	(20.9%)	-%	-%
Other permanent items	(1.1%)	(7.9%)	(3.5%)
Effective income tax rate	(219.4%)	209.0%	49.1%

Accounting for Uncertainty in Income Taxes

The Company has $0.6 million and $0 of unrecognized tax benefits for the years ended December 31, 2024 and 2023, respectively. The Company does not anticipate experiencing any significant increase or decrease in its unrecognized tax benefits within the twelve months following December 31, 2024.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. With a few exceptions, the Company is no longer subject to income tax examinations for years prior to 2020. In September 2024, the Company was notified by the Italian tax authorities that it had selected the Company’s tax returns for its Italian subsidiary for 2021 for examination and they remain under review.

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

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Years Ended December 31,
	2024	2023	2022
Shares used in the calculation of basic EPS	14,721	14,656	14,561
Effect of dilutive securities:
Share based awards	-	-	226
Diluted shares used in the calculation of EPS	14,721	14,656	14,787

The Company was in a loss position during the years ended December 31, 2024, 2023 and 2022, therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS.

19. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company operates in one business segment. The Company’s CODM is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM’s financial review is focused on the consolidated financial results of the Company which is used as the basis for financial performance assessment and allocation of resources.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$119,907	$120,792	$113,827
Cost of revenue	43,909	38,260	40,607
Gross profit	75,998	82,532	73,220

Operating expenses:
Research & development	25,544	21,763	18,321
Selling, general & administrative	55,555	59,925	51,229
Total operating expenses	81,099	81,688	69,550
(Loss) income from operations	(5,101)	844	3,670
Interest and other income (expense), net	2,337	2,312	654
(Loss) income before income taxes	(2,764)	3,156	4,324
Provision for (benefit from) for income taxes	6,064	6,595	2,124
(Loss) income from continuing operations	(8,828)	(3,439)	2,200
Loss from discontinued operations	(47,557)	(79,228)	(17,059)
Net loss	$(56,385)	$(82,667)	$(14,859)

Total U.S revenues were $82.4 million, $86.9 million and $83.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 13 Revenue and Geographic Information for additional information about revenue by region.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2024 to ensure that information required to be disclosed by us in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time making changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control—Integrated Framework.

Based on its assessment and those criteria, our management believes that our company maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Anika Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 14, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees and by us. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

License Agreement, dated as of December 21, 2011, by and between Anika Therapeutics, Inc. and DePuy Mitek, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on December 22, 2011)

†10.7

Anika Therapeutics, Inc. Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14027) filed on February 6, 2008)

†10.8

Anika Therapeutics, Inc. Non-Employee Director Compensation Policy (restated as of December 22, 2023) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 15, 2024)

†10.9a

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

†10.10l	Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan
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

†10.13	Executive Retention Agreement, dated December 12, 2024, by and between Anika Therapeutics, Inc. and David Colleran
†10.14

Executive Retention Agreement, dated September 27, 2021, by and between Anika Therapeutics, Inc. and Anne Nunes (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 15, 2024)

†10.15	Executive Retention Agreement, dated December 12, 2024, by and between Anika Therapeutics, Inc. and Steve Griffin
10.17

Cooperation Agreement, dated May 28, 2024, by and among Anika Therapeutics, Inc. and Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 28, 2024)

†10.18

Offer letter, dated May 2, 2024, by and among Anika Therapeutics, Inc. and Stephen Griffin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 8, 2024)

†10.19

Transitional Services and Separation Agreement, dated May 2, 2024, by and among Anika Therapeutics, Inc. and Michael Levitz (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on May 8, 2024)

19	Restated Insider Trading Policy
21.1	List of Subsidiaries of Anika Therapeutics, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Anika Therapeutics, Inc. Compensation Recovery Policy adopted on November 27, 2023 (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 15, 2024)

***101

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

ANIKA THERAPEUTICS, INC.

Date: March 14, 2025	By:	/s/ CHERYL BLANCHARD
Cheryl R. Blanchard, Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHERYL BLANCHARD	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	(Principle Executive Officer)	March 14, 2025

/s/ STEPHEN GRIFFIN	Executive Vice President, Chief Financial Officer and Treasurer
Stephen Griffin	(Principal Financial Officer)	March 14, 2025

/s/ IAN MCLEOD	Vice President, Chief Accounting Officer
Ian McLeod	(Principal Accounting Officer)	March 14, 2025

/s/ JOHN B. HENNEMAN, III	Director, Chairman of the Board	March 14, 2025
John B. Henneman, III

/s/ JOSEPH H. CAPPER	Director	March 14, 2025
Joseph H. Capper

/s/ SHERYL L. CONLEY	Director	March 14, 2025
Sheryl L. Conley

/s/ GARY P. FISCHETTI	Director	March 14, 2025
Gary P. Fischetti

/s/ WILLIAM R. JELLISON	Director	March 14, 2025
William R. Jellison

/s/ GLENN R. LARSEN, PH.D.	Director	March 14, 2025
Glenn R. Larsen, Ph.D.

/s/ STEPHEN O. RICHARD	Director	March 14, 2025
Stephen O. Richard

/s/ SUSAN L.N. VOGT	Director	March 14, 2025
Susan L.N. Vogt