Form 10-Q
period 2025-03-31
Anika Therapeutics, Inc.
filed 2025-05-09
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2025, there were 14,341,423 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, HYALOFAST, INTEGRITY, MONOVISC, ORTHOVISC, and TACTOSET are our registered trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$53,371	$55,629
Accounts receivable, net	21,987	23,594
Inventories, net	21,336	23,809
Prepaid expenses and other current assets	5,815	5,494
Current assets held for sale	-	5,126
Total current assets	102,509	113,652
Property and equipment, net	40,461	38,994
Right-of-use assets	25,180	25,685
Other long-term assets	5,725	5,656
Notes receivable	5,838	5,935
Deferred tax assets	1,188	1,177
Intangible assets, net	2,281	2,490
Goodwill	7,423	7,125
Non-current assets held for sale	-	2,026
Total assets	$190,605	$202,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,277	$5,617
Accrued expenses and other current liabilities	12,624	13,567
Current liabilities held for sale	-	4,122
Total current liabilities	17,901	23,306
Other long-term liabilities	744	772
Lease liabilities	23,563	24,014
Non-current liabilities held for sale	-	659
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,270 issued and 14,336outstanding and 15,010 issued and 14,416 outstanding at March 31, 2025 and December 31, 2024, respectively	143	144
Additional paid-in-capital	87,563	88,961
Accumulated other comprehensive loss	(6,103)	(6,783)
Retained earnings	66,794	71,667
Total stockholders’ equity	148,397	153,989
Total liabilities and stockholders’ equity	$190,605	$202,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$26,168	$29,022
Cost of revenue	11,487	10,047
Gross Profit	14,681	18,975

Operating expenses:
Research and development	6,059	6,409
Selling, general and administrative	12,906	15,071
Total operating expenses	18,965	21,480
Loss from operations	(4,284)	(2,505)
Interest and other income (expense), net	415	592
Loss before income taxes	(3,869)	(1,913)
Provision for income taxes	89	43
Loss from continuing operations	(3,958)	(1,956)
Loss from discontinued operations, net of tax	(915)	(2,558)
Net loss	$(4,873)	$(4,514)

Loss per share:
Basic
Continuing operations	(0.28)	$(0.13)
Discontinued operations	(0.06)	(0.18)
	$(0.34)	$(0.31)

Diluted
Continuing operations	(0.28)	$(0.13)
Discontinued operations	(0.06)	(0.18)
	$(0.34)	$(0.31)

Weighted average common shares outstanding:
Basic	14,297	14,698
Diluted	14,297	14,698

Net loss	$(4,873)	$(4,514)
Foreign currency translation adjustment	680	(372)
Comprehensive loss	$(4,193)	$(4,886)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2025
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2025	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	250	2	1,693	-	-	1,695
Stock-based compensation expense	-	-	2,344	-	-	2,344
Retirement of common stock for minimum tax withholdings	(90)	(1)	(1,466)	-	-	(1,467)
Repurchase of common stock	(241)	(2)	(3,969)	-	-	(3,971)
Net loss	-	-	-	(4,873)	-	(4,873)
Other comprehensive loss	-	-	-	-	680	680
Balance, March 31, 2025	14,335	$143	$87,563	$66,794	$(6,103)	$148,397

	Three Months Ended March 31, 2024
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2024	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	1	-	23	-	-	23
Vesting of restricted stock units	250	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,430	-	-	3,430
Retirement of common stock for minimum tax withholdings	(90)	(1)	(2,295)	-	-	(2,296)
Net loss	-	-	-	(4,514)	-	(4,514)
Other comprehensive income	-	-	-	-	(372)	(372)
Balance, March 31, 2024	14,821	$148	$91,165	$123,538	$(6,315)	$208,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
	(a)	(a)
Cash flows from operating activities:
Net loss	$(4,873)	$(4,514)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,383	1,734
Amortization of acquisition related intangible assets	209	329
Non-cash operating lease cost	577	565
Stock-based compensation expense	2,863	3,590
Deferred income taxes	18	193
Provision for credit losses	(346)	93
Provision for inventory	832	2,063
Interest income on notes receivable	(224)	-
Gain on sale of Parcus Medical	(300)	-
Changes in operating assets and liabilities:
Accounts receivable	3,034	3,624
Inventories	523	(4,090)
Prepaid expenses, other current and long-term assets	(203)	(548)
Accounts payable	47	401
Operating lease liabilities	(569)	(546)
Accrued expenses, other current and long-term liabilities	(3,088)	(3,110)
Income taxes	(13)	90
Net cash used in operating activities	(130)	(126)

Cash flows from investing activities:
Proceeds from sale of Parcus Medical, net of cash	4,496	-
Purchases of property and equipment	(2,824)	(1,808)
Net cash provided by (used in) investing activities	1,672	(1,808)

Cash flows from financing activities:
Repurchases of common stock	(3,971)	-
Cash paid for tax withheld on vested restricted stock awards	(1,467)	(2,296)
Proceeds from exercises of equity awards	-	23
Net cash used in financing activities	(5,438)	(2,273)

Exchange rate impact on cash	108	(31)

Decrease in cash and cash equivalents	(3,788)	(4,238)
Cash and cash equivalents at beginning of period	57,159	72,867
Cash and cash equivalents at end of period	$53,371	$68,629
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$502	$622

(a)

The cash flows related to discontinued operations and held-for-use assets and liabilities have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. See Note 3 for selected financial information related to significant operating and investing cash flow items from discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global joint preservation company in osteoarthritis (“OA”) pain management and regenerative solutions, focusing on early intervention orthopedics.  The Company offers hyaluronic acid-based advancements in its OA Pain Management and Regenerative Solutions businesses, all designed to restore active living, empower surgeon choice, and enhance patient outcomes worldwide.

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation company, and Arthrosurface Incorporated (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in hyaluronic acid technology, into joint preservation and restoration, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

In October 2024, the Company announced a strategic shift to focus on its OA Pain Management and Regenerative Solutions businesses. This strategic decision resulted in the sale of Arthrosurface on October 31, 2024 and the sale of Parcus Medical on March 7, 2025.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2024 balances reported herein were derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three-month period ended March 31, 2025 are not indicative of the results to be expected for the year ending December 31, 2025.

As noted above, the Company made a strategic decision in October 2024 that resulted in the sales of Arthrosurface and Parcus Medical. See Note 3, Discontinued Operations, for further information. The condensed consolidated financial statements reflect Arthrosurface and Parcus Medical’s results of operations as discontinued operations for all periods presented, and the related assets and liabilities as held-for-sale as of December 31, 2024.

Recent Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures in future years as a result of the adoption of ASU 2024-03.

3.	Discontinued Operations

In October 2024, the Company announced a strategic shift to focus on its OA Pain Management and Regenerative Solutions businesses. This strategic decision resulted in the sale of Arthrosurface on October 31, 2024 and the sale of Parcus Medical on March 7, 2025.

Arthrosurface

On October 31, 2024 (the “Closing Date”), the Company completed the sale of all of the outstanding equity interests of Arthrosurface, a Delaware corporation and former wholly-owned subsidiary of the Company, which held the Company’s Arthrosurface business, to Phoenix Brio, Incorporated, a Delaware corporation (the “Buyer”), pursuant to the terms and conditions of a Share Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement”), by and among the Company, Arthrosurface and Buyer (the “Arthrosurface Transaction”).

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company determined the fair value of the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at the time of divestiture. The carrying value of the Notes Receivable was $5.8 and $5.9 million, as of March 31, 2025 and December 31, 2024, respectively.

Parcus Medical

On March 7, 2025, the Company completed the sale of all outstanding equity interests of Parcus Medical, to Medacta Americas Manufacturing, Inc. (“Medacta”), pursuant to the terms and conditions of a Membership Interest Purchase Agreement (the “Parcus Transaction”). As consideration for the Parcus Transaction, at closing, Medacta paid $4.5 million in cash. Pursuant to the terms of the agreement, the aggregate consideration is subject to customary post-closing adjustments.

The components of loss from discontinued operations for the three months ended March 31, 2025 and 2024, consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$2,710	$11,501
Costs and expenses	3,625	14,059
Loss from discontinued operations	$(915)	$(2,558)

For the three months ended March 31, 2025 and 2024, there was no income tax expense associated with discontinued operations.

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

As of December 31,
2024
Assets
Cash and cash equivalents	$1,531
Accounts receivable, net	3,285
Inventories	221
Prepaid expenses and other current assets	89
Property and equipment, net	1,134
Right-of-use assets	892
Total assets held-for-sale	$7,152
Liabilities
Accounts payable	$797
Accrued expenses and other current liabilities	3,324
Lease liabilities	660
Total liabilities held-for-sale	$4,781

There are no assets and liabilities reported as held-for-sale as of March 31, 2025, as the Company completed the divestitures of the Arthrosurface and Parcus Medical asset groups prior to March 31, 2025.

Selected financial information related to significant operating and investing cash flow items from discontinued operations (excluding working capital impacts) are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation	$149	$492
Amortization of acquisition related intangible assets	$55	$197
Non-cash operating lease cost	$59	$102
Stock-based compensation expense	$132	$336
Provision for inventory	$-	$1,185
Purchases of property and equipment	$19	$248

4.	Accounts Receivable

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	March 31,	December 31,
	2025	2024
Accounts Receivable	$22,703	$24,324
Less: Allowance for credit losses	716	730
Net balance, end of period	$21,987	$23,594

A summary of activity in the allowance for credit losses is as follows:

	As of March 31,
	2025	2024
Balance, beginning of the period	$730	$834
Amounts provided	46	42
Amounts recovered	(80)	(13)
Amounts written off	-	(35)
Translation adjustments	20	(10)
Balance, end of period	$716	$818

5.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivable, notes receivable, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the three-month periods ended March 31, 2025 and December 31, 2024, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	March 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2025	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$42,495	$42,495	$-	$-	$42,495

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2024	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$46,061	$46,061	$-	$-	$46,061

6.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$12,940	$13,180
Work-in-process	7,213	7,001
Finished goods	6,426	8,761
Total	$26,579	$28,942

Inventories	$21,336	$23,809
Other long-term assets	5,243	5,133
Total	$26,579	$28,942

Inventories are stated net of inventory reserves of approximately $4.3 million and $3.9 million, as of March 31, 2025 and December 31, 2024, respectively.

7.	Property and Equipment

Property and equipment is stated at cost and consists of the following:

	March 31,	December 31,
	2025	2024
Equipment and software	$42,048	$41,390
Furniture and fixtures	1,536	1,509
Leasehold improvements	36,654	36,340
Construction in progress	7,869	6,039
Subtotal	88,107	85,278
Less accumulated depreciation	(47,646)	(46,284)
Total	$40,461	$38,994

Depreciation expense was $1.2 million for each of the three-month periods ended March 31, 2025 and 2024, respectively.

8.	Intangible Assets

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

					December 31,
		Three Months Ended March 31, 2025			2024
		Less:
		Accumulated				Weighted
		Currency	Less:			Average
	Gross	Translation	Accumulated	Net Book	Net Book	Useful
	Value	Adjustment	Amortization	Value	Value	Life
Developed technology	$12,080	$(1,608)	$(9,864)	$608	$805	14
IPR&D	2,656	(1,006)	-	1,650	1,650	Indefinite
Distributor relationships	4,700	(415)	(4,285)	-	-	5
Patents	1,000	(189)	(788)	23	35	16
Total	$20,436	$(3,218)	$(14,937)	$2,281	$2,490	10

The aggregate amortization expense related to intangible assets was $0.2 million and $0.1 million for the three-month periods ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the scheduled amortization of intangible assets is as follows:

Remainder of 2025	$281
2026	200
2027	150
Total	$631

9.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the three-months ended March 31, 2025 were as follows:

Three Months Ended March 31,
2025
Balance, beginning of period	$7,125
Effect of foreign currency adjustments	298
Balance, ending of period	$7,423

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Compensation and related expenses	$5,946	$6,828
Professional fees	3,382	2,485
Operating lease liability – current	1,874	1,918
Clinical trial costs	308	295
Share based compensation	273	1,213
Income taxes payable	65	63
Other	776	765
Total	$12,624	$13,567

11.	Commitments and Contingencies

In certain of its contracts, the Company warrants to customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2025 or December 31, 2024 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

12.	Revenue and Geographic Information

Revenue by product classification is as follows:

	Three Months Ended March 31,
	2025	2024
Original Equipment Manufacturer (“OEM”) Channel	$14,909	$19,450
Commercial Channel	11,259	9,572
Total	$26,168	$29,022

Revenue from the Company’s sole significant customer, Johnson & Johnson MedTech (“J&J MedTech”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 50% and 59% for the three months ended March 31, 2025 and 2024, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2025		2024
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$16,363	63%	$20,372	70%
Europe	5,798	22%	4,565	16%
Other	4,007	15%	4,085	14%
Total	$26,168	100%	$29,022	100%

13.	Equity Incentive Plans

Equity Incentive Plans

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021, June 8, 2022 and June 14, 2023. On June 14, 2023, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 435,000 shares from 4,850,000 shares to 5,285,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 5.3 million shares of common stock may be issued under the 2017 Plan. There were 1.0 million shares available for future grant at March 31, 2025 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 and subsequently amended on December 22, 2023 and May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously an employee of the Company or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). There were 0.1 million shares available for future grant at March 31, 2025 under the Inducement Plan.

The Company may satisfy share-settled awards upon exercise, or upon fulfillment of the vesting requirements for other equity-based awards, with either newly issued shares or shares reacquired by the Company. Stock-based awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of grant. Awards contain service conditions or service and performance conditions, and they generally become exercisable ratably over three years with a maximum contractual term of ten years.

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Cost of revenue	$106	$115
Research and development	442	481
Selling, general and administrative	2,447	2,658
Total stock-based compensation expense	$2,995	$3,254

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	2,089,040	$32.07		$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited and canceled	(216,376)	$34.00		$-
Outstanding as of March 31, 2025	1,872,664	$31.83	6.9	$-
Vested, March 31, 2025	1,378,102	$33.23	6.3	$-
Vested or expected to vest, March 31, 2025	1,872,664	$31.83	6.9	$-

The aggregate intrinsic value of options exercised for the three-month period ended March 31, 2025 was immaterial. The Company did not grant any stock options during the three-months ended March 31, 2025.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

Listed below are the assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2024. There were no options granted during the three months ended March 31, 2025. The assumptions were as follows:

	Three Months Ended
	March 31,
	2024
Risk free interest rate	3.9%	-	4.3%
Expected volatility	46.8%	-	48.2%
Expected life (years)		4.5
Expected dividend yield		0.0%
Fair value per option		$10.48

As of March 31, 2025, there was $4.6 million of unrecognized compensation cost related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units (“RSUs”)

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the three-month period ended March 31, 2025 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2024	836,562	$26.70
Granted	455,730	$15.03
Vested	(250,172)	$21.86
Forfeited and cancelled	(71,290)	$23.97
Outstanding as of March 31, 2025	970,830	$22.67

The weighted-average grant-date fair value per share of RSUs granted was $15.03 and $25.44 for the three-month periods ended March 31, 2025 and 2024, respectively. The total fair value of RSUs vested was $5.5 million and $7.7 million for the three-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $3.3 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 1.2 years.

The Company’s annual grants of RSU awards in March 2024 and 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The first tranche of the March 2024 RSU awards, 106,550 shares, vested in March 2025 and were settled in shares. As of March 31, 2025, the Company had 665,921 shares outstanding for which a liability of $0.2 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $9.8 million which is to be recognized over a weighted-average period of 2.7 years.

Performance Stock Units (“PSUs”)

PSU activity for the three-month period ended March 31, 2025 was as follows:

Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2024	-	$-
Granted	290,792	$14.04
Vested	-	$-
Forfeited and cancelled	-	$-
Outstanding as of March 31, 2025	290,792	$14.04

The weighted-average grant-date fair value per share of PSUs granted was $14.04 for the three-month period ended March 31, 2025. There were no PSUs granted for the three-month period ended March 31, 2024.

The Company’s annual grants of PSU awards in March 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. As of March 31, 2025, the Company had 290,792 shares outstanding for which a liability of $0.1 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $4.0 million which is to be recognized over a weighted-average period of 3.0 years.

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two types of PSU awards. One PSU award is a market-based award in which the number of shares can vest between 50-200% of target based on the Company’s stock price achieving certain price targets from March 14, 2025 through March 1, 2028.  No shares will vest if these stock price targets are not achieved.  If the price targets are achieved, vesting will occur on March 14, 2028. The Company estimated the fair value of these PSUs using a Monte-Carlo simulation model at grant date and will update at each reporting period. The second type of PSUs are awards that may vest upon achievement of certain strategic performance objectives based on regulatory milestones and financial targets. These awards vest annually on each anniversary date of the grant date over three years if the performance milestones are met.  The Company recognizes stock-based compensation based on the probability outcomes of achieving these milestones.

14.	Income Taxes

The income tax expense was $0.1 million for the three-month period ended March 31, 2025, resulting in an effective tax rate of (2.3%). The income tax expense was immaterial for the three-month period ended March 31, 2024, resulting in an effective tax rate of (2.2%). The tax rates are consistent for the three-month period ended March 31, 2025, as compared to the same period in 2024, primarily due to a full valuation allowance being recorded against domestic deferred tax assets at March 31, 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2025 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the income tax provision for the three-month period ended March 31, 2025 includes an adjustment for the valuation allowance required against the U.S deferred tax assets. As of March 31, 2025, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

15.	Earnings Per Share (“EPS”)

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

The Company had a net loss during the three-month periods ended March 31, 2025 and 2024, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.9 million shares and 2.2 million shares were outstanding for the three-month periods ended March 31, 2025 and 2024, respectively. Restricted and performance stock units totaling 1.3 million and 0.9 million were outstanding for the three-month periods ended March 31, 2025 and 2024, respectively. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

16.	Share Repurchase

In May 2024, the Company agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was effected through a Rule 10b5-1 Plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market through June 2026.  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that the Company’s cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs.

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 Plan with Bank of America. As of March 31, 2025, the Company completed the first part of the share repurchase program in which it purchased 746,431 shares at an average cost of $20.10 per share for a total cost of $15.0 million.

17.	Segment Information

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

The following table presents financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$26,168	$29,022
Cost of revenue	11,487	10,047
Gross Profit	14,681	18,975

Operating expenses:
Research and development	6,059	6,409
Selling, general and administrative	12,906	15,071
Total operating expenses	18,965	21,480
Loss from operations	(4,284)	(2,505)
Interest and other income (expense), net	415	592
Loss before income taxes	(3,869)	(1,913)
Provision for income taxes	89	43
Loss from continuing operations	(3,958)	(1,956)
Loss from discontinued operations, net of tax	(915)	(2,558)
Net loss	$(4,873)	$(4,514)

Total U.S revenues were $16.4 million and $20.4 million for the three months ended March 31, 2025 and 2024, respectively. See Note 12 Revenue and Geographic Information for additional information about revenue by region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to “Item 1A. Risk Factors” of our 2024 Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global joint preservation company that creates and delivers meaningful advancements in early intervention orthopedic care. Based on our collaborations with clinicians to understand what they need most to treat their patients, we develop minimally invasive products that restore active living for people around the world. We are committed to leading in high opportunity spaces within orthopedics, including osteoarthritis, or OA, pain management and regenerative solutions.

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

In early 2020, we expanded our overall technology platform, product portfolio, and significantly expanded our commercial infrastructure, especially in the United States, through our strategic acquisitions of Parcus Medical, LLC, or Parcus Medical, a sports medicine and instrumentation solutions provider, and Arthrosurface Incorporated, or Arthrosurface, a company specializing in bone preserving partial and total joint replacement solutions. These acquisitions augmented our HA-based OA Pain Management and Regenerative Solutions products with a broad suite of products and capabilities focused on early intervention joint preservation, primarily in upper and lower extremities such as shoulder, foot/ankle, knee and hand/wrist.

In October 2024, we announced a strategic shift to focus on our OA Pain Management and our Regenerative Solutions businesses. This strategic decision involved the sale of Arthrosurface in October 2024 and the sale of Parcus Medical in March 2025.

As we look towards the future, our business is positioned to capture value within our target markets of OA Pain Management and Regenerative Solutions. We believe our future success will be driven by our:

●

Over 30 years of experience in HA and HA-based regenerative solutions and early intervention orthopedics, combined with seasoned leadership with a strong financial foundation for future investment in meaningful solutions for our customers and their patients;

●	Utilizing proprietary HA-based technology and manufacturing expertise to provide new and differentiated solutions in next generation OA pain management (e.g. Cingal) and regenerative (e.g. Integrity Implant System and Hyalofast) markets;

●	Growth of the Integrity Implant System, our hyaluronic acid-based scaffold for rotator cuff and other tendon repairs, launched in 2024;

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

Regenerative Solutions

Our Regenerative Solutions product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our hyaluronic acid-based scaffold for rotator cuff repair and other tendon procedures, Tactoset, an HA-enhanced, flowable, injectable and settable bone void filler used to facilitate bone regeneration and augment hardware in poor quality bone, and Hyalofast, a hyaluronic acid scaffold for cartilage repair, sold outside of the United States in over 30 countries.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$26,168	$29,022	$(2,854)	(10%)
Cost of revenue	11,487	10,047	1,440	14%
Gross profit	14,681	18,975	(4,294)	(23%)
Gross margin	56%	65%
Operating expenses:
Research and development	6,059	6,409	(350)	(5%)
Selling, general and administrative	12,906	15,071	(2,165)	(14%)
Total operating expenses	18,965	21,480	(2,515)	(12%)
Loss from operations	(4,284)	(2,505)	(1,779)	71%
Interest and other income (expense), net	415	592	(177)	(30%)
Loss before income taxes	(3,869)	(1,913)	(1,956)	102%
Provision for income taxes	89	43	46	107%
Loss from continuing operations	(3,958)	(1,956)	(2,002)	102%
Loss from discontinued operations, net of tax	(915)	(2,558)	1,643	(64%)
Net loss	$(4,873)	$(4,154)	$(359)	8%

Revenue

The following table presents revenue by product family for the three-month period ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$14,909	$19,450	$(4,541)	(23%)
Commercial Channel	11,259	9,572	1,687	18%
	$26,168	$29,022	$(2,854)	(10%)

Revenue for the three-month period ended March 31, 2025 was $26.2 million, a decrease of $2.9 million, or 10%, compared to the same period in 2024. The decrease in revenue was driven by lower sales activity with our OEM Channel partners, primarily J&J MedTech and the discontinuation of certain non-orthopedic products.

Revenue from our OEM Channel product family decreased by 23% for the three-month period ended March 31, 2025, as compared to the same period in 2024, due primarily to lower pricing on sales to J&J MedTech, and lower revenue from J&J MedTech due to lower end user sales in 2025.

Revenue from our Commercial Channel product family increased 18% for the three-month period ended March 31, 2025, as compared to the same period in 2024, primarily due to higher international sales on our OA Pain Management products and growing commercial adoption of our newest products, particularly Integrity, which offset lower sales of certain legacy products.

Gross Profit and Margin

Gross profit for the three-month period ended March 31, 2025 decreased $4.3 million to $14.7 million, representing a 56% gross margin for the period as compared to 65% in the prior year. The decrease in gross profit for the three-month period ended March 31, 2025, as compared to the same period in 2024, primarily resulted from lower revenue and higher manufacturing costs. Gross margin for the three-month period ended March 31, 2025 decreased compared to the same period of prior year due to larger percentage of international sales that generally have a lower average selling price, higher manufacturing costs and increase in inventory reserves and scrap.

Research and Development

Research and development expenses for the three-month period ended March 31, 2025 were $6.1 million, a decrease of $0.3 million as compared to the same period in 2024. The decrease was primarily related to reduced headcount and lower product development and regulatory costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2025 were $12.9 million, a decrease of $2.2 million, as compared to the same period in 2024. This decrease for the three-month period ended March 31, 2025 was primarily due to reduced headcount, lower marketing expenses and other non-recurring corporate costs that occurred in 2024.

Loss from Continuing Operations

For the three-month period ended March 31, 2025, the loss from continuing operations was $4.0 million, compared to a loss from continuing operations of $2.0 million for the same period in 2024. The $2.0 million increase in the loss from continuing operations was due to lower revenue and higher manufacturing costs.

Income Taxes

The income tax expense was $0.1 million for the three-month period ended March 31, 2025, resulting in an effective tax rate of (2.3%). The income tax expense was immaterial for the three-month period ended March 31, 2024, resulting in an effective tax rate of (2.2%). The tax rates are consistent for the three-month period ended March 31, 2025, as compared to the same period in 2024, primarily due to a full valuation allowance being recorded against domestic deferred tax assets at March 31, 2024.

Non-GAAP Financial Measures

We present certain information with respect to adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or EBITDA, adjusted net income, adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted EBITDA, adjusted net income, adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making.

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss from continuing operations	$(3,958)	$(1,956)
Interest and other (income) expense, net	(415)	(592)
Provision for (benefit from) income taxes	89	43
Depreciation and amortization	1,416	1,374
Share-based compensation	2,995	3,254
Costs of shareholder activism	-	601
Adjusted EBITDA	$127	$2,724

Adjusted EBITDA in the three-month period ended March 31, 2025 decreased $2.6 million as compared with the same period in 2024. The decrease in adjusted EBITDA for the period was primarily due to a decrease in OEM Channel revenues and lower gross profit. .

Adjusted Net Income (Loss) and Adjusted EPS

We present information below with respect to adjusted net (loss) income and adjusted EPS. We define adjusted net (loss) income as our net (loss) income excluding amortization and depreciation of acquired assets, share-based compensation, and other non-recurring items, such as product rationalization charges, severance costs and costs of shareholder activism.. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net (loss) income used in calculating adjusted net (loss) income, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net loss, a non-GAAP metric, to net income (loss), the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss from continuing operations	$(3,958)	$(1,956)
Share-based compensation, tax effected	3,063	3,285
Costs of shareholder activism, tax effected	-	607
Adjusted net income (loss)	$(895)	$1,936

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Diluted loss per share	$(0.28)	$(0.13)
Share-based compensation, tax effected	0.22	0.22
Costs of shareholder activism, tax effected	-	0.04
Adjusted diluted earnings (loss) per share	$(0.06)	$0.13

Adjusted net income and adjusted diluted earnings per share in the three-month period ended March 31, 2025 decreased by $1.0 million and $0.19, respectively, as compared with the same period in 2024. The decrease for the period was primarily due to lower revenues and gross profit.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $53.4 million and $55.6 million, and working capital totaled $84.6 million and $90.3 million, at March 31, 2025 and December 31, 2024, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of March 31, 2025, and December 31, 2024, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in)
Operating activities	$(130)	$(126)
Investing activities	1,672	(1,808)
Financing activities	(5,438)	(2,273)
Effect of exchange rate changes on cash	108	(31)
Net decrease in cash and cash equivalents	$(3,788)	$(4,238)

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended March 31, 2025 as compared to the same period in 2024.

Operating Activities

Cash used in operating activities was $0.1 million for each of the three-month periods ended March 31, 2025 and 2024, respectively. We had a slightly higher net loss during the three-month period ended March 31, 2025 that caused an increase in cash used in operating activities in 2024 offset by lower stock-based compensation, depreciation and amortization and improved working capital.

Investing Activities

Cash provided by investing activities was $1.7 million for the three-month period ended March 31, 2025, as compared to cash used in investing activities of $1.8 million for the same period in 2024. The change was primarily due to proceeds of $4.5 million from the sale of Parcus Medical offset by a $1.0 million increase in capital expenditures to support manufacturing operations at our Bedford facility.

Financing Activities

Cash used in financing activities was $5.4 million for the three-month period ended March 31, 2025, as compared to cash used in financing activities of $2.3 million for the same period in 2024. The increase in cash used in financing activities was primarily attributable to $4.0 million used to fund the share repurchase program that began in May 2024 and the utilization of cash for employee tax withholding in exchange for shares surrendered by equity award holders.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2024 Form 10-K for the year ended December 31, 2024. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2024 Form 10-K for the fiscal year ended December 31, 2024 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2024 Form 10-K for the year ended December 31, 2024. There were no material changes to our contractual obligations reported in our 2024 Form 10-K during the three months ended March 31, 2025. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the first three months of 2025 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of March 31, 2025 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments, such as those stemming from changes in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us, as we both import materials and equipment necessary to manufacture our products in the U.S., and export materials and products from the U.S. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and has imposed or is considering imposing significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The current administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system, the duration that those policy changes remain in effect, and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended March 31, 2025 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 to 31, 2025	122,414	$16.33	146,414	$27,094
February 1 to 28, 2025	106,235	$17.72	106,235	$25,212
March 1 to 31, 2025	11,879	$17.31	11,879	$25,000
Total	240,528		240,528

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”).  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. This new authorization replaces our share repurchase program previously announced in April 2023. On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of March 31, 2025, the Company had repurchased 746,431 shares at an average cost of $20.10 per share, representing 38% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

*†10.1a	Form of Notice of Grant of Strategic Phantom Performance Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan

*†10.1b	Form of Notice of Grant of Market Phantom Performance Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Stephen Griffin, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Stephen Griffin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as filed with the SEC on May 8, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2025 and March 31, 2024 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2025 and March 31, 2024 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and March 31, 2024 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Management contract or compensatory plan or agreement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: May 9, 2025	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Officer and Principal Financial Officer)