Form 10-Q
period 2025-06-30
Anika Therapeutics, Inc.
filed 2025-07-30
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 2025, there were 14,418,090 outstanding shares of Common Stock, par value $0.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$53,167	$55,629
Accounts receivable, net	23,955	23,594
Inventories	16,922	23,809
Prepaid expenses and other current assets	5,273	5,494
Current assets held for sale	-	5,126
Total current assets	99,317	113,652
Property and equipment, net	41,083	38,994
Right-of-use assets	24,722	25,685
Other long-term assets	5,550	5,656
Notes receivable	6,039	5,935
Deferred tax assets	1,254	1,177
Intangible assets, net	1,661	2,490
Goodwill	8,056	7,125
Non-current assets held for sale	-	2,026
Total assets	$187,682	$202,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,771	$5,617
Accrued expenses and other current liabilities	11,310	13,567
Current liabilities held for sale	-	4,122
Total current liabilities	16,081	23,306
Other long-term liabilities	756	772
Lease liabilities	23,173	24,014
Non-current liabilities held for sale	-	659
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,352 issued and 14,418 outstanding and 15,010 issued and 14,416 outstanding at June 30, 2025 and December 31, 2024, respectively	144	144
Additional paid-in-capital	89,459	88,961
Accumulated other comprehensive loss	(4,755)	(6,783)
Retained earnings	62,824	71,667
Total stockholders’ equity	147,672	153,989
Total liabilities and stockholders’ equity	$187,682	$202,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$28,219	$30,724	$54,387	$59,746
Cost of product revenue	13,856	10,235	25,343	20,282
Gross Profit	14,363	20,489	29,044	39,464

Operating expenses:
Research & development	6,313	6,682	12,372	13,091
Selling, general & administrative	12,230	15,617	25,136	30,688
Total operating expenses	18,543	22,299	37,508	43,779
Loss from operations	(4,180)	(1,810)	(8,464)	(4,315)
Interest and other income, net	214	595	629	1,187
Loss before income taxes	(3,966)	(1,215)	(7,835)	(3,128)
Provision for income taxes	681	1,326	770	1,369
Loss from continuing operations	(4,647)	(2,541)	(8,605)	(4,497)
Income (loss) from discontinued operations, net of tax	677	2,453	(238)	(105)
Net loss	$(3,970)	$(88)	$(8,843)	$(4,602)

Income (loss) per share:
Basic
Continuing operations	(0.33)	(0.17)	(0.60)	(0.30)
Discontinued operations	0.05	0.16	(0.02)	(0.01)
	$(0.28)	$(0.01)	$(0.62)	$(0.31)

Diluted
Continuing operations	(0.33)	(0.17)	(0.60)	(0.30)
Discontinued operations	0.05	0.17	(0.02)	(0.01)
	$(0.28)	$-	$(0.62)	$(0.31)

Weighted average common shares outstanding:
Basic	14,364	14,839	14,331	14,769
Diluted	14,517	14,856	14,331	14,769

Net loss	$(3,970)	$(88)	$(8,843)	$(4,602)
Foreign currency translation adjustment	1,348	(101)	2,028	(473)
Comprehensive loss	$(2,622)	$(189)	$(6,815)	$(5,075)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30, 2025
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2025	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	250	2	1,693	-	-	1,695
Stock-based compensation expense	-	-	2,344	-	-	2,344
Retirement of common stock for minimum tax withholdings	(90)	(1)	(1,466)	-	-	(1,467)
Repurchase of common stock	(241)	(2)	(3,969)	-	-	(3,971)
Net loss	-	-	-	(4,873)	-	(4,873)
Other comprehensive income	-	-	-	-	680	680
Balance, March 31, 2025	14,335	$143	$87,563	$66,794	$(6,103)	$148,397
Vesting of restricted stock units	62	1	(1)	-	-	-
Issuance of ESPP shares	27	-	261	-	-	261
Stock-based compensation expense	-	-	1,719	-	-	1,719
Retirement of common stock for minimum tax withholdings	(6)	-	(83)	-	-	(83)
Net loss	-	-	-	(3,970)	-	(3,970)
Other comprehensive income	-	-	-	-	1,348	1,348
Balance, June 30, 2025	14,418	$144	$89,459	$62,824	$(4,755)	$147,672

	Six Months Ended June 30, 2024
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2024	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	1	-	23	-	-	23
Vesting of restricted stock units	250	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,430	-	-	3,430
Retirement of common stock for minimum tax withholdings	(90)	(1)	(2,295)	-	-	(2,296)
Net loss	-	-	-	(4,514)	-	(4,514)
Other comprehensive income	-	-	-	-	(372)	(372)
Balance, March 31, 2024	14,821	$148	$91,165	$123,538	$(6,315)	$208,536
Issuance of common stock for equity awards	2	-	53	-	-	53
Vesting of restricted stock units	49	1	(1)	-	-	-
Issuance of ESPP shares	24	-	411	-	-	411
Stock-based compensation expense	-	-	3,103	-	-	3,103
Repurchase of common stock	(53)	(1)	(1,369)	-	-	(1,370)
Retirement of common stock for minimum tax withholdings	(4)	-	(206)	-	-	(206)
Net loss	-	-	-	(88)	-	(88)
Other comprehensive income	-	-	-	-	(101)	(101)
Balance, June 30, 2024	14,839	$148	$93,156	$123,450	$(6,416)	$210,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,843)	$(4,602)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,663	3,464
Amortization of acquisition related intangible assets	345	657
Non-cash operating lease cost	1,067	975
Stock-based compensation expense	5,411	7,481
Deferred income taxes	15	210
Provision for credit losses	133	103
Provision for inventory	3,842	2,738
Interest income on notes receivable	(345)	-
Gain on sale of assets	(505)	-
Changes in operating assets and liabilities:
Accounts receivable	659	1,859
Inventories	2,252	(8,812)
Prepaid expenses, other current and long-term assets	797	726
Accounts payable	(1,066)	549
Operating lease liabilities	(1,045)	(938)
Accrued expenses, other current and long-term liabilities	(5,251)	(4,934)
Income taxes	(448)	(671)
Net cash used in operating activities	(319)	(1,195)

Cash flows from investing activities:
Proceeds from sale of Parcus	4,496	-
Proceeds from sale of intangible assets	600	-
Notes receivable	328	-
Purchases of property and equipment	(4,291)	(5,211)
Net cash provided by (used in) investing activities	1,133	(5,211)

Cash flows from financing activities:
Proceeds from employee stock purchase program	261	411
Cash paid for tax withheld on vested restricted stock awards	(1,549)	(2,501)
Proceeds from exercises of equity awards	-	76
Repurchases of common stock	(3,971)	(1,370)
Net cash used in financing activities	(5,259)	(3,384)

Exchange rate impact on cash	453	(255)

Decrease in cash and cash equivalents	(3,992)	(10,045)
Cash and cash equivalents at beginning of period	57,159	72,867
Cash and cash equivalents at end of period	$53,167	$62,822
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$820	$585

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

Anika Therapeutics, Inc. (the “Company”) is a global joint preservation company in osteoarthritis (“OA”) pain management and regenerative solutions, focusing on early intervention orthopedics.  The Company offers hyaluronic acid-based advancements in its OA Pain Management and Regenerative Solutions businesses, designed to restore active living, empower surgeon choice, and enhance patient outcomes worldwide.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six-month periods ended June 30, 2025 are not indicative of the results to be expected for the year ending December 31, 2025.

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

Recent Accounting Pronouncements

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

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company determined the fair value of the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at the time of divestiture. The carrying value of the Notes Receivable was $6.0 million and $5.9 million, as of June 30, 2025 and December 31, 2024, respectively.

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

The components of loss from discontinued operations for the three and six months ended June 30, 2025 and 2024, consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$11,197	$2,710	$22,699
Costs and expenses	(14)	9,225	3,611	23,285
Income (loss) from discontinued operations before income taxes	14	1,972	(901)	(586)
Benefit from income taxes	(663)	(481)	(663)	(481)
Net income (loss) from discontinued operations	$677	$2,453	$(238)	$(105)

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

There are no assets and liabilities reported as held-for-sale as of June 30, 2025, as the Company completed the divestitures of the Arthrosurface and Parcus Medical asset groups prior to June 30, 2025.

Selected financial information related to significant operating and investing cash flow items from discontinued operations (excluding working capital impacts) are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Depreciation	$149	$1,006
Amortization of acquisition related intangible assets	$-	$339
Non-cash operating lease cost	$55	$45
Stock-based compensation expense	$132	$692
Provision for inventory	$-	$1,534
Purchases of property and equipment	$19	$466

4.	Accounts Receivable

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	June 30,	December 31,
	2025	2024
Accounts Receivable	$24,754	$24,324
Less: Allowance for credit losses	799	730
Net balance, end of period	$23,955	$23,594

A summary of activity in the allowance for credit losses is as follows:

	As of June 30,
	2025	2024
Balance, beginning of the period	$730	$666
Amounts provided	258	76
Amounts recovered	(118)	(38)
Amounts written off	(138)	(36)
Translation adjustments	67	(15)
Balance, end of period	$799	$653

5.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the six-month periods ended June 30, 2025 and 2024, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	June 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2025	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$39,892	$39,892	$-	$-	$39,892

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2024	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$46,061	$46,061	$-	$-	$46,061

6.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$9,965	$13,180
Work-in-process	7,536	7,001
Finished goods	4,527	8,761
Total	$22,028	$28,942

Inventories	$16,922	$23,809
Other long-term assets	5,106	5,133
Total	$22,028	$28,942

Inventories are stated net of inventory reserves of approximately $6.2 million and $3.9 million, as of June 30, 2025 and December 31, 2024, respectively.

7.	Property and Equipment

Property and equipment is stated at cost and consists of the following:

	June 30,	December 31,
	2025	2024
Equipment and software	$45,401	$41,390
Furniture and fixtures	1,596	1,509
Leasehold improvements	37,318	36,340
Construction in progress	5,973	6,039
Subtotal	90,288	85,278
Less accumulated depreciation	(49,205)	(46,284)
Total	$41,083	$38,994

Depreciation expense was $1.3 million and $1.2 million for the three-month periods ended June 30, 2025 and 2024, respectively. Depreciation was $2.5 million for each of the six-month periods ended June 30, 2025 and 2024, respectively.

8.	Intangible Assets

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

						December 31,
		Six Months ended June 30, 2025				2024
	Gross Value	Less: Disposals	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$12,080	$(600)	$(1,608)	$(9,872)	$-	$805	$15
In-process research & development	2,656	-	(1,006)	-	1,650	1,650	Indefinite
Patents	1,000	-	(189)	(800)	11	35	16
Total	$15,736	$(600)	$(2,803)	$(10,672)	$1,661	$2,490	13

The aggregate amortization expense related to intangible assets was $0.2 million for each of the three-month periods ended June 30, 2025 and 2024, respectively and $0.4 million and $0.3 million for the six-month periods ended June 30, 2025 and 2024, respectively. During the three-month period ended June 30, 2025, the Company sold a developed technology intangible asset for $0.6 million which resulted in a gain of $0.1 million.

As of June 30, 2025 scheduled amortization of intangible assets is as follows:

Remainder of 2025	$11
Total	$11

9.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the six-months ended June 30, 2025 were as follows:

Six Months Ended June 30,
2025
Balance, beginning of period	$7,125
Effect of foreign currency adjustments	931
Balance, ending of period	$8,056

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Compensation and related expenses	$5,959	$6,828
Operating lease liability – current	1,815	1,918
Professional fees	1,434	2,485
Stock-based compensation	1,100	1,213
Clinical trial costs	361	295
Income taxes payable	-	63
Other	641	765
Total	$11,310	$13,567

11.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2025 or December 31, 2024 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

12.	Revenue and Geographic Information

Revenue by product classification is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Original Equipment Manufacturer (“OEM”) Channel	$16,340	$18,887	$31,249	$38,337
Commercial Channel	11,879	11,837	23,138	21,409
	$28,219	$30,724	$54,387	$59,746

Revenue from the Company’s sole significant customer, Johnson & Johnson MedTech (“J&J MedTech”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 50% and 56% for the three-months ended June 30, 2025 and 2024, respectively, and 50% and 57% for the six-months ended June 30, 2025 and 2024, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended June 30,
	2025		2024
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$17,924	63%	$20,090	65%
Europe	4,752	17%	5,713	19%
Other	5,543	20%	4,921	16%
Total	$28,219	100%	$30,724	100%

	Six Months Ended June 30,
	2025		2024
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$34,287	63%	$40,462	68%
Europe	10,550	19%	10,278	17%
Other	9,550	18%	9,006	15%
Total	$54,387	100%	$59,746	100%

13.	Equity Incentive Plans

Equity Incentive Plans

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended on June 18, 2019, June 16, 2020, June 16, 2021, June 8, 2022, June 14, 2023 and June 20, 2025. On June 20, 2025, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 475,000 shares from 5,285,000 shares to 5,760,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 5.8 million shares of common stock may be issued under the 2017 Plan. There were 1.3 million shares available for future grant at June 30, 2025 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 and subsequently amended on December 22, 2023 and May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 350,000 shares of common stock may be issued under the Inducement Plan. There were 0.1 million shares available for future grant at June 30, 2025 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$56	$173	$162	$299
Research & development	183	572	625	1,102
Selling, general & administrative	2,309	3,146	4,756	6,080
Total stock-based compensation expense	$2,548	$3,891	$5,543	$7,481

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	2,089,040	$32.07		$-
Granted	11,300	$13.99
Exercised	-	$-		$-
Forfeited and canceled	(272,468)	$34.03		$-
Outstanding as of June 30, 2025	1,827,872	$31.65	6.6	$-
Vested, June 30, 2025	1,394,669	$32.93	6.0	$-
Vested or expected to vest, June 30, 2025	1,827,872	$31.65	6.6	$-

There were no options exercised for the six-month period ended June 30, 2025.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the six months June 30, 2025 and 2024, along with the weighted-average grant-date fair values, were as follows:

	Six Months Ended
	June 30,
	2025			2024
Risk free interest rate	3.8%	-	4.0%	3.9%	-	4.6%
Expected volatility	41.6%	-	42.9%	44.5%	-	48.2%
Expected life (years)		4.5			4.5
Expected dividend yield		0.0%			0.0%
Fair value per option		$5.60			$10.52

As of June 30, 2025, there was $3.7 million of unrecognized compensation related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units (“RSUs”)

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the six-month period ended June 30, 2025 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	836,562	$26.70
Granted	569,042	$14.15
Vested	(311,335)	$22.67
Forfeited and cancelled	(123,808)	$19.26
Outstanding as of June 30, 2025	970,461	$21.58

The weighted-average grant-date fair value per share of RSUs granted was $14.15 and $26.68 for the six-month periods ended June 30, 2025 and 2024, respectively. The total fair value of RSUs vested was $6.7 million and $9.3 million for the six-month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $3.3 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 1.1 years.

The Company’s annual grants of RSU awards in March 2024 and 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The first tranche of the March 2024 RSU awards, 106,550 shares, vested in March 2025 and were settled in shares. As of June 30, 2025, the Company had 620,195 RSU shares outstanding for which a liability of $0.7 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $5.8million which is to be recognized over a weighted-average period of 2.4 years.

Performance Stock Units (“PSUs”)

PSU activity for the six-month period ended June 30, 2025 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	-	$-
Granted	290,792	$15.36
Vested	-	$-
Forfeited and cancelled	(11,038)	$10.50
Outstanding as of June 30, 2025	279,754	$15.55

The weighted-average grant-date fair value per share of PSUs granted was $15.36 for the six-month period ended June 30, 2025. There were no PSUs granted in the six-month period ended June 30, 2024.

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two different PSU awards to each PSU award recipient. One form of PSU award is a 3-year cliff vest subject to achievement of certain market-based metrics in which 50-200% of target shares granted may vest based on achievement of the specified market price targets during the performance period from March 14, 2025 through March 1, 2028.  No shares will vest if these market price targets are not achieved. The Company estimated the fair value of these market-based PSUs using a Monte Carlo simulation model at the grant date and will continue to use the Monte- Carlo simulation model to update the fair value at the end of each reporting period. The second form of PSU awards is vesting in equal annual installments of target on each anniversary date of grant over three years, subject to annual achievement of the specified strategic performance objectives each year based upon certain regulatory milestones and financial targets. Subject to achievement of each milestone, these awards will vest annually on each anniversary date of the grant date over three years. The Company recognizes stock-based compensation based on the probability outcomes of achieving these milestones.

The Company’s annual grants of PSU awards in March 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. As of June 30, 2025, the Company had 279,754 shares outstanding for which a liability of $0.4 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $1.9 million associated with these PSUs which is to be recognized over a weighted-average period of 2.8 years.

14.	Income Taxes

The income tax expense was $0.7 million and $0.8 million for the three- and six-month periods ended June 30, 2025, resulting in effective tax rates of (17.2)% and (9.8)%, respectively. The income tax expense was $1.3 million and $1.4 million for the three- and six-month periods ended June 30, 2024, resulting in an effective tax rate of (109.2)% and (43.8)%, respectively.

The net change in the effective tax rate for the three- and six-month periods ended June 30, 2025, compared to the same periods in 2024, was primarily driven by the impact of a higher year-to-date pre-tax loss in the current year and higher U.S. current tax expense in the prior year. The higher tax expense in the prior year was due to greater projected U.S. taxable income, despite the continued presence of a full valuation allowance. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2025 was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company resulting in current tax expense in 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2025 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the income tax provision for the six-month period ended June 30, 2025 includes an adjustment for the valuation allowance required against the U.S. deferred tax assets. As of June 30, 2025, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

On July 4, 2025, new U.S. tax legislation was enacted, including updates to provisions related to research and development expensing for income tax purposes, bonus depreciation, and international tax regimes. Since the enactment occurred after the quarter ended June 30, 2025, the effects are not reflected in these financial statements. The Company is evaluating the impact, which will be recognized in the third quarter of 2025. Other provisions of the legislation are not expected to have a material effect.

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

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares used in the calculation of basic EPS	14,364	14,839	14,331	14,769
Effect of dilutive securities:
Share based awards	153	17	-	-
Diluted shares used in the calculation of EPS	14,517	14,856	14,331	14,769

The Company had a net loss during the six-month periods ended June 30, 2025 and 2024, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.8 million shares and 2.3 million shares were outstanding at June 30, 2025 and 2024, respectively. Restricted and performance stock units totaling 1.3 million and 0.9 million were outstanding at June 30, 2025 and 2024, respectively. Of these securities outstanding, 0.1 million and a nominal amount of securities for the three-month periods ended June 30, 2025 and 2024, respectively, were considered to be dilutive in the computation of diluted EPS.

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

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 Plan with Bank of America. As of June 30, 2025, the Company completed the first part of the share repurchase program in which it purchased 746,431 shares at an average cost of $20.10 per share for a total cost of $15.0 million. The Company currently does not have an active share repurchase agreement in place.

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

The following table presents financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$28,219	$30,724	$54,387	$59,746
Cost of product revenue	13,856	10,235	25,343	20,282
Gross Profit	14,363	20,489	29,044	39,464

Operating expenses:
Research & development	6,313	6,682	12,372	13,091
Selling, general & administrative	12,230	15,617	25,136	30,688
Total operating expenses	18,543	22,299	37,508	43,779
Loss from operations	(4,180)	(1,810)	(8,464)	(4,315)
Interest and other income, net	214	595	629	1,187
Loss before income taxes	(3,966)	(1,215)	(7,835)	(3,128)
Provision for income taxes	681	1,326	770	1,369
Loss from continuing operations	(4,647)	(2,541)	(8,605)	(4,497)
Loss from discontinued operations, net of tax	677	2,453	(238)	(105)
Net loss	$(3,970)	$(88)	$(8,843)	$(4,602)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●

Utilizing proprietary HA-based technology and manufacturing expertise to provide new and differentiated solutions in next generation OA pain management (e.g., Cingal) and regenerative (e.g., Integrity Implant System and Hyalofast) markets;

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

Regenerative Solutions

Our Regenerative Solutions product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our hyaluronic acid-based scaffold for rotator cuff repair and other tendon procedures, Tactoset, an HA-enhanced, flowable, injectable and settable bone void filler used to facilitate bone regeneration and augment hardware in poor quality bone, and Hyalofast, a hyaluronic acid scaffold for cartilage repair, sold outside of the United States in over 30 countries. Hyalofast is not currently approved for commercial use in the United States.

In early 2023, we completed enrollment of 200 patients in our U.S. pivotal FastTRACK Phase III clinical trial evaluating Hyalofast, a single-stage, hyaluronic acid scaffold for cartilage repair. This clinical trial had a two-year follow-up protocol.  We are using a modular Premarket Approval (“PMA”) filing process for our regulatory submission to the FDA for approval of Hyalofast in the U.S.  We have filed the first two modules with the FDA and were awaiting clinical data to submit the final module to the FDA.   In July 2025, we received topline results from the study and Hyalofast did not achieve significance on its pre-specified co-primary endpoints for pain and function.  Although the study did not meet its co-primary endpoints, Hyalofast demonstrated consistent improvements over microfracture across all measures of pain and function, including statistically significant outcomes on key secondary endpoints such as Knee Injury and Osteoarthritis Outcomes Score (“KOOS”) Sports and Recreation Function and Quality of Life and other measures including Total KOOS. The study was likely impacted by both a higher subject dropout rate in the microfracture arm and missed visits due to COVID. Based on the strength and consistency of the overall data and the positive real-world clinical experience including data from multiple independent studies outside the U.S. over the past 15 years, we plan to submit the final PMA module to the FDA in the second half of 2025.

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$28,219	$30,724	$(2,505)	(8%)	$54,387	$59,746	$(5,359)	(9%)
Cost of revenue	13,856	10,235	3,621	35%	25,343	20,282	5,061	25%
Gross Profit	14,363	20,489	(6,126)	(30%)	29,044	39,464	(10,420)	(26%)
Gross Margin	51%	67%			53%	66%
Operating expenses:
Research & development	6,313	6,682	(369)	(6%)	12,372	13,091	(719)	(5%)
Selling, general & administrative	12,230	15,617	(3,387)	(22%)	25,136	30,688	(5,552)	(18%)
Total operating expenses	18,543	22,299	(3,756)	(17%)	37,508	43,779	(6,271)	(14%)
Loss from operations	(4,180)	(1,810)	(2,370)	131%	(8,464)	(4,315)	(4,149)	96%
Interest and other income, net	214	595	(381)	(64%)	629	1,187	(558)	(47%)
Loss before income taxes	(3,966)	(1,215)	(2,751)	226%	(7,835)	(3,128)	(4,707)	150%
Provision for income taxes	681	1,326	(645)	(49%)	770	1,369	(599)	(44%)
Loss from continuing operations	(4,647)	(2,541)	(2,106)	83%	(8,605)	(4,497)	(4,108)	91%
Income (loss) from discontinued operations, net of tax	677	2,453	(1,776)	(72%)	(238)	(105)	(133)	127%
Net loss	$(3,970)	$(88)	$(3,882)	4,411%	$(8,843)	$(4,602)	$(4,241)	92%

Revenue

During the year ended December 31, 2024, we changed our classification of revenue. We previously disclosed revenue in three categories: OA Pain Management, Joint Preservation and Restoration and Non-Orthopedic. As a result of a change in strategic focus announced by us in 2024, revenue classification was delineated to provide a clear view to our value drivers. Revenue has been split between the Commercial Channel and the Original Equipment Manufacturer (“OEM”) Channel. In the Commercial Channel, we have full responsibility for sales, marketing, and pricing of products through our commercial leaders, direct sales representatives, and independent distributors. Revenue from our Regenerative Solutions and international OA Pain Management businesses is included in the Commercial Channel. In the OEM Channel, we are responsible for development and manufacturing of products sold to our OEM partners governed by long-term agreements, but we do not control sales, marketing, or pricing with end users. Revenue from our U.S. OA Pain Management business and the Non-Orthopedic business is now included in the OEM Channel. All other revenue is reported in the Commercial Channel.

The following table presents revenue by product family for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$16,340	$18,887	$(2,547)	(13%)
Commercial Channel	11,879	11,837	42	-%
	$28,219	$30,724	$(2,505)	(8%)

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$31,249	$38,337	$(7,088)	(18%)
Commercial Channel	23,138	21,409	1,729	8%
	$54,387	$59,746	$(5,359)	(9%)

Revenue for the three- and six- month periods ended June 30, 2025 were $28.2 million and $54.4 million, respectively. Revenue decreased $2.5 million and $5.4 million, or 8% and 9%, for the three- and six- month periods ended June 30, 2025 compared to the same period in 2024, respectively. The decrease in revenue was driven by lower sales activity with our OEM Channel partners, primarily J&J MedTech.

Revenue from our OEM Channel product family decreased by 13% and 18% for the three- and six-month periods ended June 30, 2025, as compared to the same period in 2024. For the three-month period ended June 30, 2025, the $2.5 million decrease was primarily driven by a $3.0 million decrease in J&J MedTech revenue, attributable to lower sales volumes of $1.9 million and lower pricing which contributed $1.1 million of the decrease. This was offset somewhat by higher non-orthopedic product revenue of $0.5 million due to higher veterinary product sales. For the six-month period ended June 30, 2025, OEM Channel revenue decreased due to a $7.1 million reduction in J&J MedTech revenue, attributable to lower sales volumes of $2.9 million and lower pricing which contributed $4.2 million of the decrease. There was no change in non-orthopedic revenue for the six-month period ended June 30, 2025 with prior year.

Revenue from our Commercial Channel product family had no change for the three-month period ended June 30, 2025 and increased 8% for the six-month period ended June 30, 2025, as compared to the same period in 2024. For the three-month period ended June 30, 2025, regenerative revenue was up $1.0 million due primarily to higher Integrity and Hyalofast sales offset by a $1.0 million decrease in international OA pain management product sales, primarily related to timing of Monovisc shipments. For the six-month period ended June 30, 2025, regenerative revenue was up $1.7 million due primarily to higher Integrity and Hyalofast revenues.

Gross Profit and Margin

Gross profit for the three-month period ended June 30, 2025 decreased $6.1 million and $10.4 million for the six-month period ended June 30, 2025 to $14.4 million and $29.0 million, respectively. Gross profit for the three- and six-month periods ended June 30, 2024 was $20.5 million and $39.5 million, respectively. The decrease in gross profit for the three- and six-month periods ended June 30, 2025 was primarily related to higher inventory reserves, higher production costs and lower revenue related to the timing of OA Pain Management revenues.

Gross margin for the three- and six-month periods ended June 30, 2025 was 51% and 53%, respectively.  Gross margin for the three- and six-month period ended June 30, 2024 was 67% and 66%, respectively.  The decrease in gross margin was due to higher inventory reserves, higher manufacturing costs and a larger percentage of international sales which have a lower average selling price.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$967	$761	$206	27%
Integrity development costs	241	4	237	5,925%
Cingal clinical study	746	-	746	100%
Regulatory external costs	293	460	(167)	(36%)
Other early programs and unallocated expenses	524	1,138	(614)	(54%)
Total external costs	2,771	2,363	408	17%
Internal costs:
Employee compensation and benefits	3,119	3,759	(640)	(17%)
Facility and other	423	560	(137)	(24%)
Total internal costs	3,542	4,319	(777)	(18%)
Total research and development expense	$6,313	$6,682	$(369)	(6%)

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$1,464	$1,332	$132	10%
Integrity development costs	407	4	403	10,075%
Cingal clinical study	1,039	65	974	1,498%
Regulatory external costs	556	638	(82)	(13%)
Other early programs and unallocated expenses	1,649	2,271	(622)	(27%)
Total external costs	5,115	4,310	805	19%
Internal costs:
Employee compensation and benefits	6,324	7,670	(1,346)	(18%)
Facility and other	933	1,111	(178)	(16%)
Total internal costs	7,257	8,781	(1,524)	(17%)
Total research and development expense	$12,372	$13,091	$(719)	(5%)

Research and development external costs for the three- and six-month periods ended June 30, 2025 were $2.8 million and $5.1 million, respectively. Research and development external costs for the three- and six-month periods ended June 30, 2024 were $5.1 million and $4.3 million, respectively. The increase in research and development external costs was primarily due to increased spending on Cingal and Integrity clinical studies.

Research and development internal costs for the three- and six-month periods ended June 30, 2025 were $3.5 million and $7.3 million, respectively. Research and development internal costs for the three- and six-month periods ended June 30, 2024 were $4.3 million and $8.8 million, respectively. The decrease in internal research and development costs was primarily due to a reduction in headcount and a gain on the sale of an intangible asset during the three-month period ended June 30, 2025.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2025 were $12.2 million and $25.1 million, respectively. Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2024 were $15.6 million and $30.7 million, respectively. The decrease was primarily due to $1.0 million and $2.4 million in non-recurring shareholder activism costs in the three- and six-month periods ended June 30, 2024, respectively with the remainder of the decrease attributed to lower headcount.

Loss from Continuing Operations

For the three- and six- month periods ended June 30, 2025, the loss from continuing operations was $4.3 million and $8.6 million, respectively. For the three- and six month periods ended June 20, 2024, the loss from continuing operations was $1.8 million and $4.3 million, respectively. The increase in the loss from continuing operations was primarily due to lower revenue and higher manufacturing costs.

Income Taxes

The income tax expense was $0.7 million and $0.8 million for the three- and six-month periods ended June 30, 2025, resulting in effective tax rates of (17.2)% and (9.8)%, respectively. The income tax expense was $1.3 million and $1.4 million for the three- and six-month periods ended June 30, 2024, resulting in an effective tax rate of (109.2)% and (43.8)%, respectively.

The net change in the effective tax rate for the three- and six-month periods ended June 30, 2025, compared to the same periods in 2024, was primarily driven by the impact of a higher year-to-date pre-tax loss in the current year and higher U.S. current tax expense in the prior year. The higher tax expense in the prior year was due to greater projected U.S. taxable income, despite the continued presence of a full valuation allowance in 2025.

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(4,647)	$(2,541)	$(8,605)	$(4,497)
Interest and other income, net	(331)	(595)	(746)	(1,187)
Provision for income taxes	681	1,326	770	1,369
Depreciation and amortization	1,444	1,376	2,860	2,750
Share-based compensation	2,548	3,535	5,543	6,789
Costs of shareholder activism	-	1,584	-	2,185
Adjusted EBITDA	$(305)	$4,685	$(178)	$7,409

Adjusted EBITDA in the three-month period ended June 30, 2025 decreased by $5.0 million as compared with the same period in 2024. The decrease in Adjusted EBITDA for the period was primarily driven by lower gross profit from lower revenue and higher manufacturing costs.

Adjusted EBITDA in the six-month period ended June 30, 2025, decreased $7.6 million as compared with the same period in 2024. The decrease in Adjusted EBITDA for the period was primarily driven by lower gross profit from lower revenue and higher manufacturing costs.

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

The following is a reconciliation of adjusted net loss, a non-GAAP metric, to net income (loss), the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(4,647)	$(2,541)	$(8,605)	$(4,497)
Share based compensation, tax effected	2,986	2,176	6,088	7,398
Costs of shareholder activism, tax effected	-	975	-	2,381
Adjusted net (loss) income from continued operations	$(1,661)	$610	$(2,517)	$5,282

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Diluted loss from continuing operations per share (EPS)	$(0.33)	$(0.17)	$(0.60)	$(0.30)
Share based compensation, tax effected	0.20	0.14	0.43	0.51
Cost of shareholder activism, tax effected	-	0.07	-	0.16
Adjusted diluted (loss) income from continuing operations per share (EPS)	$(0.13)	$0.04	$(0.17)	$0.37

Adjusted net income and adjusted diluted earnings per share in the three-month period ended June 30, 2025 decreased $2.3 million and $0.16, respectively, as compared with the same period in 2024. The decrease for the period was primarily due to lower revenues and lower gross profit.

Adjusted net income and adjusted diluted earnings per share in the six-month period ended June 30, 2025 decreased $7.8 million and $0.53, respectively, as compared with the same period in 2024. The decrease for the period was primarily due to lower revenues and lower gross profit.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $53.2 million and $55.6 million, and working capital totaled $83.2 million and $90.3 million, at June 30, 2025 and December 31, 2024, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of June 30, 2025, and December 31, 2024, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash (used in) provided by
Operating activities	$(319)	$(1,195)
Investing activities	1,133	(5,211)
Financing activities	(5,259)	(3,384)
Effect of exchange rate changes on cash	453	(255)
Net decrease in cash and cash equivalents	$(3,992)	$(10,045)

The following changes contributed to the net change in cash and cash equivalents in the six-month period ended June 30, 2025 as compared to the same period in 2024.

Operating Activities

Cash used in operating activities was $0.3 million for the six-month period ended June 30, 2025, as compared to cash used in operating activities of $1.2 million for the same period in 2024. The decrease in cash used in operating activities for the six-months ended June 30, 2025, compared to the same period in prior year, was primarily due to an improvement in the change in working capital during the six-month period ended June 30, 2025, primarily from a reduction in inventory and accounts receivable.

Investing Activities

Cash provided by investing activities was $1.1 million for the six-month period ended June 30, 2025, as compared to cash used in investing activities of $5.2 million for the same period in 2024. The change was primarily due to $4.5 million received from the sale of Parcus Medical. Capital expenditures were $4.3 million in the six-month period ended June 30, 2025 compared to $5.2 million for the same period in 2024. The decrease in capital expenditures was due to timing of purchases related to our continued manufacturing capacity expansion at our facility in Bedford, Massachusetts.

Financing Activities

Cash used in financing activities was $5.3 million for the six-month period ended June 30, 2025, as compared to cash used in financing activities of $3.4 million for the same period in 2024. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for share repurchases and employee tax withholding in exchange for shares surrendered by equity award holders.

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

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2024 Form 10-K for the year ended December 31, 2024. There were no material changes to our contractual obligations reported in our 2024 Form 10-K during the six months ended June 30, 2025. For additional discussion, see Note 11 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the first six months of 2025 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of June 30, 2025 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

We may experience difficulties or delays in securing regulatory approval for Hyalofast, which could negatively affect our business and financial results.

In July 2025, we announced topline results from our U.S. pivotal FastTRACK Phase III trial of Hyalofast, our single-stage, off-the-shelf, cartilage repair therapy, currently sold only outside the United States. This trial failed to achieve the pre-specified co-primary endpoints, although it did demonstrate statistically significant improvements in key pre-defined secondary endpoints. We plan to submit this data, as well as certain post-hoc analyses and alternative endpoints previously accepted by the FDA for cartilage repair product approvals, as part of our third and final PMA module for Hyalofast by the end of 2025. We may experience delays in completing this module, which would negatively impact the timing of FDA review. Although we believe the totality of the data we plan to submit to the FDA could be sufficient to support approval, there can be no assurance that the FDA will agree. Failure to achieve the pre-specified co-primary endpoints in the trial could materially negatively impact our ability to obtain regulatory approval, or delay a decision by FDA. Moreover, the FDA may determine that any post hoc analyses or alternative endpoints we propose are not sufficient to support approval. Although the FDA may have used similar endpoints for other cartilage repair product approvals there can be no assurance they will apply the same standards in this case because, among other factors, these endpoints were not part of our original trial design. If our PMA submission or FDA’s review of this submission is delayed, or if we fail to achieve regulatory approval for this product candidate, it would have a material adverse effect on our future revenue and adversely impact our business and financial results, including impairment of our sole in-process research and development intangible asset.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”).  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. This new authorization replaces our share repurchase program previously announced in April 2023. On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of June 30, 2025, the Company had repurchased 746,431 shares at an average cost of $20.10 per share, representing 38% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program. No share repurchases were made during the quarter ended June 30, 2025.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.2†	Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 20, 2025) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2025)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Dr. Cheryl R. Blanchard, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Stephen Griffin, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

**32.1	Certification of Dr. Cheryl R. Blanchard, and Stephen Griffin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the SEC on July 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2025 and June 30, 2024 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2025 and June 30, 2024 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and June 30, 2024 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

† Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: July 30, 2025	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Officer and Principal Financial Officer)