Form 10-Q
period 2025-09-30
Anika Therapeutics, Inc.
filed 2025-11-05
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2025, there were 14,421,219 outstanding shares of Common Stock, par value $0.01 per share.

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

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$57,990	$55,629
Accounts receivable, net	22,187	23,594
Inventories	16,284	23,809
Prepaid expenses and other current assets	5,129	5,494
Current assets held for sale	-	5,126
Total current assets	101,590	113,652
Property and equipment, net	40,684	38,994
Right-of-use assets	24,226	25,685
Other long-term assets	5,507	5,656
Notes receivable	6,478	5,935
Deferred tax assets	1,251	1,177
Intangible assets, net	1,650	2,490
Goodwill	8,051	7,125
Non-current assets held for sale	-	2,026
Total assets	$189,437	$202,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,732	$5,617
Accrued expenses and other current liabilities	14,357	13,567
Current liabilities held for sale	-	4,122
Total current liabilities	19,089	23,306
Other long-term liabilities	761	772
Lease liabilities	22,782	24,014
Non-current liabilities held for sale	-	659
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,355 issued and 14,421 outstanding and 15,010 issued and 14,416 outstanding at September 30, 2025 and December 31, 2024, respectively	144	144
Additional paid-in-capital	91,105	88,961
Accumulated other comprehensive loss	(4,939)	(6,783)
Retained earnings	60,495	71,667
Total stockholders’ equity	146,805	153,989
Total liabilities and stockholders’ equity	$189,437	$202,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$27,817	$29,559	$82,204	$89,305
Cost of product revenue	12,233	10,151	37,576	30,433
Gross profit	15,584	19,408	44,628	58,872

Operating expenses:
Research & development	6,946	5,946	19,318	19,037
Selling, general & administrative	11,871	13,543	37,007	44,231
Total operating expenses	18,817	19,489	56,325	63,268
Loss from operations	(3,233)	(81)	(11,697)	(4,396)
Interest and other income, net	997	406	1,626	1,593
(Loss) income before income taxes	(2,236)	325	(10,071)	(2,803)
Provision for income taxes	939	2,170	1,709	3,539
Loss from continuing operations	(3,175)	(1,845)	(11,780)	(6,342)
Income (loss) from discontinued operations, net of tax	846	(28,073)	608	(28,178)
Net loss	$(2,329)	$(29,918)	$(11,172)	$(34,520)

Income (loss) per share:
Basic
Continuing operations	(0.22)	(0.12)	(0.82)	(0.43)
Discontinued operations	0.06	(1.91)	0.04	(1.91)
	$(0.16)	$(2.03)	$(0.78)	$(2.34)

Diluted
Continuing operations	(0.22)	(0.12)	(0.82)	(0.43)
Discontinued operations	0.06	(1.91)	0.04	(1.91)
	$(0.16)	$(2.03)	$(0.78)	$(2.34)

Weighted average common shares outstanding:
Basic	14,419	14,768	14,361	14,769
Diluted	14,419	14,768	14,361	14,769

Net loss	$(2,329)	$(29,918)	$(11,172)	$(34,520)
Foreign currency translation adjustment	(184)	715	1,844	242
Comprehensive loss	$(2,513)	$(29,203)	$(9,328)	$(34,278)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30, 2025
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2025	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	250	2	1,693	-	-	1,695
Stock-based compensation expense	-	-	2,344	-	-	2,344
Retirement of common stock for minimum tax withholdings	(90)	(1)	(1,466)	-	-	(1,467)
Repurchase of common stock	(241)	(2)	(3,969)	-	-	(3,971)
Net loss	-	-	-	(4,873)	-	(4,873)
Other comprehensive income	-	-	-	-	680	680
Balance, March 31, 2025	14,335	$143	$87,563	$66,794	$(6,103)	$148,397
Vesting of restricted stock units	62	1	(1)	-	-	-
Issuance of ESPP shares	27	-	261	-	-	261
Stock-based compensation expense	-	-	1,719	-	-	1,719
Retirement of common stock for minimum tax withholdings	(6)	-	(83)	-	-	(83)
Net loss	-	-	-	(3,970)	-	(3,970)
Other comprehensive income	-	-	-	-	1,348	1,348
Balance, June 30, 2025	14,418	$144	$89,459	$62,824	$(4,755)	$147,672
Vesting of restricted stock units	5	-	-	-	-	-
Stock-based compensation expense	-	-	1,659	-	-	1,659
Retirement of common stock for minimum tax withholdings	(2)	-	(13)	-	-	(13)
Net loss	-	-	-	(2,329)	-	(2,329)
Other comprehensive loss	-	-	-	-	(184)	(184)
Balance, September 30, 2025	14,421	$144	$91,105	$60,495	$(4,939)	$146,805

	Nine Months Ended September 30, 2024
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2024	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	1	-	23	-	-	23
Vesting of restricted stock units	250	2	(2)	-	-	-
Stock-based compensation expense	-	-	3,430	-	-	3,430
Retirement of common stock for minimum tax withholdings	(90)	(1)	(2,295)	-	-	(2,296)
Net loss	-	-	-	(4,514)	-	(4,514)
Other comprehensive loss	-	-	-	-	(372)	(372)
Balance, March 31, 2024	14,821	$148	$91,165	$123,538	$(6,315)	$208,536
Issuance of common stock for equity awards	2	-	53	-	-	53
Vesting of restricted stock units	49	1	(1)	-	-	-
Issuance of ESPP shares	24	-	411	-	-	411
Stock-based compensation expense	-	-	3,103	-	-	3,103
Repurchase of common stock	(53)	(1)	(1,369)	-	-	(1,370)
Retirement of common stock for minimum tax withholdings	(4)	-	(206)	-	-	(206)
Net loss	-	-	-	(88)	-	(88)
Other comprehensive loss	-	-	-	-	(101)	(101)
Balance, June 30, 2024	14,839	$148	$93,156	$123,450	$(6,416)	$210,338
Vesting of restricted stock units	10	-	-	-	-	-
Stock-based compensation expense	-	-	2,718	-	-	2,718
Repurchase of common stock	(152)	(1)	(3,967)	-	-	(3,968)
Retirement of common stock for minimum tax withholdings	(3)	-	(21)	-	-	(21)
Net loss	-	-	-	(29,918)	-	(29,918)
Other comprehensive income	-	-	-	-	715	715
Balance, September 30, 2024	14,694	$147	$91,886	$93,532	$(5,701)	$179,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,172)	$(34,520)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,054	5,324
Amortization of acquisition related intangible assets	357	985
Non-cash operating lease cost	1,562	1,561
Impairment of long-lived assets	-	3,101
Stock-based compensation expense	7,626	10,875
Deferred income taxes	18	26
Provision for credit losses	209	1,023
Provision for inventory	4,969	26,078
Interest income on notes receivable	(424)	-
(Gain) loss on sale of assets	(956)	97
Changes in operating assets and liabilities:
Accounts receivable	1,953	6,638
Inventories	1,809	(11,815)
Prepaid expenses, other current and long-term assets	1,016	504
Accounts payable	(835)	(2,385)
Operating lease liabilities	(1,525)	(1,505)
Accrued expenses, other current and long-term liabilities	(1,641)	(2,734)
Income taxes	(469)	568
Net cash provided from operating activities	6,551	3,821

Cash flows from investing activities:
Proceeds from sale of Parcus	4,496	-
Proceeds from sale of intangible assets	600	-
Notes receivable	483	-
Purchases of property and equipment	(6,178)	(6,427)
Acquisition of intangible assets	-	(600)
Net cash used in investing activities	(599)	(7,027)

Cash flows from financing activities:
Proceeds from employee stock purchase program	261	411
Cash paid for tax withheld on vested restricted stock awards	(1,562)	(2,523)
Proceeds from exercises of equity awards	-	76
Repurchases of common stock	(3,971)	(5,339)
Net cash used in financing activities	(5,272)	(7,375)

Exchange rate impact on cash	151	82

Increase (decrease) in cash and cash equivalents	831	(10,499)
Cash and cash equivalents at beginning of period	57,159	72,867
Cash and cash equivalents at end of period	$57,990	$62,368
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$36	$118

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine-month periods ended September 30, 2025 are not indicative of the results to be expected for the year ending December 31, 2025.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and must also disaggregate income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures.

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

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company determined the fair value of the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at the time of divestiture. The carrying value of the Notes Receivable was $6.5 million and $5.9 million, as of September 30, 2025 and December 31, 2024, respectively.

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

The components of loss from discontinued operations for the three and nine months ended September 30, 2025 and 2024, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$-	$9,193	$2,710	$31,892
Costs and expenses	-	37,131	3,611	60,416
Loss from discontinued operations before income taxes	-	(27,938)	(901)	(28,524)
(Benefit from) provision for income taxes	(845)	135	(1,508)	(346)
Net income (loss) from discontinued operations	$845	$(28,073)	$607	$(28,178)

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

There are no assets and liabilities reported as held-for-sale as of September 30, 2025, as the Company completed the divestitures of the Arthrosurface and Parcus Medical asset groups prior to September 30, 2025.

Selected financial information related to significant operating and investing cash flow items from discontinued operations (excluding working capital impacts) are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Depreciation	$149	$1,546
Amortization of acquisition related intangible assets	$-	$509
Non-cash operating lease cost	$55	$161
Stock-based compensation expense	$132	$968
Impairment of long-lived assets	$-	$3,102
Provision for inventory	$-	$24,557
Purchases of property and equipment	$19	$678

4.	Accounts Receivable

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	September 30,	December 31,
	2025	2024
Accounts Receivable	$23,057	$24,324
Less: Allowance for credit losses	870	730
Net balance, end of period	$22,187	$23,594

A summary of activity in the allowance for credit losses is as follows:

	As of September 30,
	2025	2024
Balance, beginning of the period	$730	$666
Amounts provided	344	108
Amounts recovered	(135)	(66)
Amounts written off	(136)	(37)
Translation adjustments	67	6
Balance, end of period	$870	$677

5.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information items is not included in the table below.  There were no transfers between fair value levels during the nine-month periods ended September 30, 2025 and 2024, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	September 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2025	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$45,823	$45,823	$-	$-	$45,823

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2024	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$46,061	$46,061	$-	$-	$46,061

6.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$9,967	$13,180
Work-in-process	6,951	7,001
Finished goods	4,476	8,761
Total	$21,394	$28,942

Inventories	$16,284	$23,809
Other long-term assets	5,110	5,133
Total	$21,394	$28,942

Inventories are stated net of inventory reserves of approximately $6.1 million and $3.9 million, as of September 30, 2025 and December 31, 2024, respectively.

7.	Property and Equipment

Property and equipment is stated at cost and consists of the following:

	September 30,	December 31,
	2025	2024
Equipment and software	$47,742	$41,390
Furniture and fixtures	1,652	1,509
Leasehold improvements	37,846	36,340
Construction in progress	4,010	6,039
Subtotal	91,250	85,278
Less accumulated depreciation	(50,566)	(46,284)
Total	$40,684	$38,994

Depreciation expense was $1.4 million and $1.3 million for the three-month periods ended September 30, 2025 and 2024, respectively. Depreciation was $4.0 million and $3.8 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

8.	Intangible Assets

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

						December 31,
		Nine Months ended September 30, 2025				2024
	Gross Value	Less: Disposals	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Net Book Value	Weighted Average Useful Life
Developed technology	$12,080	$(600)	$(1,608)	$(9,872)	$-	$805	15
In-process research & development	2,656	-	(1,006)	-	1,650	1,650	Indefinite
Patents	1,000	-	(189)	(811)	-	35	16
Total	$15,736	$(600)	$(2,803)	$(10,683)	$1,650	$2,490	13

The aggregate amortization expense related to intangible assets was $0 and $0.2 million for the three-month periods ended September 30, 2025 and 2024, respectively and $0.4 million and $0.5 million for the nine-month periods ended September 30, 2025 and 2024, respectively. During the three-month period ended June 30, 2025, the Company sold a developed technology intangible asset for $0.6 million which resulted in a gain of $0.1 million.

9.	Goodwill

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the nine-months ended September 30, 2025 were as follows:

Nine Months Ended September 30,
2025
Balance, beginning of period	$7,125
Effect of foreign currency adjustments	926
Balance, ending of period	$8,051

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Compensation and related expenses	$8,111	$6,828
Professional fees	1,777	2,485
Operating lease liability – current	1,725	1,918
Stock-based compensation	1,656	1,213
Clinical trial costs	338	295
Income taxes payable	-	63
Other	750	765
Total	$14,357	$13,567

11.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of September 30, 2025 or December 31, 2024 and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

12.	Revenue and Geographic Information

Revenue by product classification is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Original Equipment Manufacturer (“OEM”) Channel	$15,844	$19,764	$47,093	$58,101
Commercial Channel	11,973	9,795	35,111	31,204
	$27,817	$29,559	$82,204	$89,305

Revenue from the Company’s sole significant customer, Johnson & Johnson MedTech (“J&J MedTech”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 51% and 59% for the three-months ended September 30, 2025 and 2024, respectively, and 50% and 58% for the nine-months ended September 30, 2025 and 2024, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended September 30,
	2025		2024
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$17,446	63%	$20,589	70%
Europe	5,668	20%	4,795	16%
Other	4,703	17%	4,175	14%
Total	$27,817	100%	$29,559	100%

	Nine Months Ended September 30,
	2025		2024
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$51,733	63%	$61,051	68%
Europe	16,218	20%	15,073	17%
Other	14,253	17%	13,181	15%
Total	$82,204	100%	$89,305	100%

13.	Equity Incentive Plans

Equity Incentive Plans

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended most recently on June 20, 2025. On June 20, 2025, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 475,000 shares from 5,285,000 shares to 5,760,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 5.8 million shares of common stock may be issued under the 2017 Plan. There were 1.3 million shares available for future grant at September 30, 2025 under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 and subsequently amended most recently on May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 350,000 shares of common stock may be issued under the Inducement Plan. There were 0.1 million shares available for future grant at September 30, 2025 under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$61	$84	$223	$357
Research & development	284	446	909	1,447
Selling, general & administrative	1,870	2,588	6,626	8,104
Total stock-based compensation expense	$2,215	$3,118	$7,758	$9,908

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

The following summarizes the activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	2,089,040	$32.07		$-
Granted	16,300	$12.71
Exercised	-	$-		$-
Forfeited and canceled	(333,240)	$34.43		$-
Outstanding as of September 30, 2025	1,772,100	$31.45	6.5	$1
Vested, September 30, 2025	1,349,013	$32.64	6.0	$-
Vested or expected to vest, September 30, 2025	1,772,100	$31.45	6.5	$1

There were no options exercised for the nine-month period ended September 30, 2025.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the nine months September 30, 2025 and 2024, along with the weighted-average grant-date fair values, were as follows:

	Nine Months Ended
	September 30,
	2025			2024
Risk free interest rate	3.7%	-	4.0%	3.6%	-	4.6%
Expected volatility	41.6%	-	45.7%	44.5%	-	48.2%
Expected life (years)		4.5			4.5
Expected dividend yield		0.0%			0.0%
Fair value per option		$5.13			$10.53

As of September 30, 2025, there was $3.0 million of unrecognized compensation related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units (“RSUs”)

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the nine-month period ended September 30, 2025 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	836,562	$26.70
Granted	569,042	$14.85
Vested	(316,105)	$25.82
Forfeited and cancelled	(132,161)	$23.15
Outstanding as of September 30, 2025	957,338	$20.44

The weighted-average grant-date fair value per share of RSUs granted was $14.85 and $26.62 for the nine-month periods ended September 30, 2025 and 2024, respectively. The total fair value of RSUs vested was $8.2 million and $9.6 million for the nine-month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $2.4 million of unrecognized compensation cost related to time-based RSUs not subject to cash vesting, which was expected to be recognized over a weighted-average period of 0.9 years.

The Company’s annual grants of RSU awards in March 2024 and 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The first tranche of the March 2024 RSU awards, 106,550 shares, vested in March 2025 and were settled in shares. As of September 30, 2025, the Company had 612,880 RSU shares outstanding for which a liability of $1.2 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $4.5 million which is to be recognized over a weighted-average period of 2.2 years.

Performance Stock Units (“PSUs”)

PSU activity for the nine-month period ended September 30, 2025 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	-	$-
Granted	290,792	$15.36
Vested	-	$-
Forfeited and cancelled	(11,038)	$15.42
Outstanding as of September 30, 2025	279,754	$15.36

The weighted-average grant-date fair value per share of PSUs granted was $15.36 for the nine-month period ended September 30, 2025. There were no PSUs granted in the nine-month period ended September 30, 2024.

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two different PSU awards to each PSU award recipient. One form of PSU award is a 3-year cliff vest subject to achievement of certain market-based metrics in which 50-200% of target shares granted may vest based on achievement of the specified Company market price targets during the performance period from March 14, 2025 through March 1, 2028.  No shares will vest if these market price targets are not achieved. The Company estimated the fair value of these market-based PSUs using a Monte Carlo simulation model at the grant date and will continue to use the Monte- Carlo simulation model to update the fair value at the end of each reporting period.

The second form of PSU awards is vesting in equal annual installments of target on each anniversary date of grant over three years, subject to annual achievement of the specified strategic performance objectives each year based upon certain regulatory milestones and financial targets. Subject to achievement of each milestone, these awards will vest annually on each anniversary date of the grant date over three years. The Company recognizes stock-based compensation based on the evaluation of probability outcomes of achieving these milestones each reporting period.

The Company’s annual grants of PSU awards in March 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. As of September 30, 2025, the Company had 279,754 shares outstanding for which a liability of $0.4 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $1.1 million associated with these PSUs which is to be recognized over a weighted-average period of 2.5 years.

14.	Income Taxes

The income tax expense was $0.9 million and $1.7 million for the three- and nine-month periods ended September 30, 2025, resulting in effective tax rates of (42.0)% and (17.0)%, respectively. The income tax expense was $2.2 million and $3.5 million for the three- and nine-month periods ended September 30, 2024, resulting in an effective tax rate of 667.7 % and (126.3)%, respectively.

The net change in the effective tax rate for the three- and nine-month periods ended September 30, 2025, compared to the same periods in 2024, was primarily driven by the impact of a higher year-to-date pre-tax loss in the current year and higher U.S. current tax expense in the prior year. The higher income tax expense in the prior year was due to higher current income tax expense in the U.S. The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2025 was primarily driven by the full valuation on the Company's deferred tax assets in the U.S. and the projected taxable income for the Company resulting in current tax expense in 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2025 will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the income tax provision for the nine-month period ended September 30, 2025 includes an adjustment for the valuation allowance required against the U.S. deferred tax assets. As of September 30, 2025, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

On July 4, 2025, new U.S. tax legislation was enacted, including updates to provisions related to research and development expensing for income tax purposes, bonus depreciation, and international tax regimes. During the three-months ended September 30, 2025, the Company evaluated the elective provisions allowed under the new U.S. tax legislation and accounted for tax deductions for bonus depreciation and research and development expenses allowed under the new legislation. Other enacted changes are not expected to have a material impact on the Company’s financial statements.

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

The Company had a net loss during the nine-month periods ended September 30, 2025 and 2024, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.8 million shares and 2.2 million shares were outstanding at September 30, 2025 and 2024, respectively. Restricted and performance stock units totaling 1.2 million and 0.9 million were outstanding at September 30, 2025 and 2024, respectively. These securities were not included in the computation of diluted EPS because the equity awards impact on EPS would have been anti-dilutive.

16.	Share Repurchase

In May 2024, the Company agreed to implement a share repurchase program (“Share Repurchase Program”) for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was effected through a Rule 10b5-1 Plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market through June 2026.  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that the Company’s cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs.

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 Plan with Bank of America. As of June 30, 2025, the Company completed the first part of the share repurchase program in which it purchased 746,431 shares at an average cost of $20.10 per share for a total cost of $15.0 million. No share repurchases were made during the three-months ended September 30, 2025.

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

The following table presents financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$27,817	$29,559	$82,204	$89,305
Cost of product revenue	12,233	10,151	37,576	30,433
Gross Profit	15,584	19,408	44,628	58,872

Operating expenses:
Research & development	6,946	5,946	19,318	19,037
Selling, general & administrative	11,871	13,543	37,007	44,231
Total operating expenses	18,817	19,489	56,325	63,268
Loss from operations	(3,233)	(81)	(11,697)	(4,396)
Interest and other income, net	997	406	1,626	1,593
(Loss) income before income taxes	(2,236)	325	(10,071)	(2,803)
Provision for income taxes	939	2,170	1,709	3,539
Loss from continuing operations	(3,175)	(1,845)	(11,780)	(6,342)
Income (loss) from discontinued operations, net of tax	846	(28,073)	608	(28,178)
Net loss	$(2,329)	$(29,918)	$(11,172)	$(34,520)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA-based OA pain management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, single-injection OA Pain Management product consisting of our proprietary cross-linked HA combined with a fast-acting steroid.

In the United States, Monovisc and Orthovisc are marketed exclusively by J&J MedTech. In December 2011, we entered into a fifteen-year licensing agreement with J&J MedTech to exclusively market Monovisc in the United States through December 2026. On October 16, 2025, J&J MedTech extended the agreement to exclusively market Monovisc in the United States through December 2031. In December 2003, we entered into a ten-year licensing agreement to exclusively market Orthovisc in the United States. J&J MedTech has subsequently extended this agreement, most recently in August 2022 through December 2028. Internationally, we market Monovisc and Orthovisc directly through a worldwide network of commercial distributors.

Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in over 50 countries. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is not currently approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval.

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

In early 2023, we completed enrollment of 200 patients in our U.S. pivotal FastTRACK Phase III clinical trial evaluating Hyalofast, a single-stage, hyaluronic acid-based scaffold for cartilage repair. This clinical trial had a two-year follow-up protocol. We are using a modular Premarket Approval, or PMA, filing process for our regulatory submission to the FDA for approval of Hyalofast in the U.S. We filed the first two modules with the FDA. In July 2025, we received topline results from the study and Hyalofast did not achieve significance on its pre-specified co-primary endpoints for pain and function. Although the study did not meet its co-primary endpoints, Hyalofast demonstrated consistent improvements over microfracture across all measures of pain and function, including statistically significant outcomes on key secondary endpoints such as Knee Injury and Osteoarthritis Outcomes Score, or KOOS, Sports and Recreation Function and Quality of Life and other measures including Total KOOS. The statistical analysis was impacted by both a disproportionately higher subject dropout rate in the microfracture arm and missed visits due to COVID. Based on the strength and consistency of the overall data and the positive real-world clinical experience including data from multiple independent studies outside the U.S. over the past 15 years, we submitted the final PMA module to the FDA on October 31, 2025.

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$27,817	$29,559	$(1,742)	(6%)	$82,204	$89,305	$(7,101)	(8%)
Cost of revenue	12,233	10,151	2,082	21%	37,576	30,433	7,143	23%
Gross profit	15,584	19,408	(3,824)	(20%)	44,628	58,872	(14,244)	(24%)
Gross margin	56%	66%			54%	66%
Operating expenses:
Research & development	6,946	5,946	1,000	17%	19,318	19,037	281	1%
Selling, general & administrative	11,871	13,543	(1,672)	(12%)	37,007	44,231	(7,224)	(16%)
Total operating expenses	18,817	19,489	(672)	(3%)	56,325	63,268	(6,943)	(11%)
Loss from operations	(3,233)	(81)	(3,152)	3,891%	(11,697)	(4,396)	(7,301)	166%
Interest and other income, net	997	406	591	146%	1,626	1,593	33	2%
Loss before income taxes	(2,236)	325	(2,561)	(788%)	(10,071)	(2,803)	(7,268)	259%
Provision for income taxes	938	2,170	(1,232)	(57%)	1,708	3,539	(1,831)	(52%)
Loss from continuing operations	(3,174)	(1,845)	(1,329)	72%	(11,779)	(6,342)	(5,437)	86%
Income (loss) from discontinued operations, net of tax	845	(28,073)	28,918	(103%)	607	(28,178)	28,785	(102%)
Net loss	$(2,329)	$(29,918)	$27,589	(92%)	$(11,172)	$(34,520)	$23,348	(68%)

Revenue

During the year ended December 31, 2024, we changed our classification of revenue. We previously disclosed revenue in three categories: OA Pain Management, Joint Preservation and Restoration and Non-Orthopedic. As a result of a change in strategic focus announced by us in 2024, revenue classification was delineated to provide a clear view to our value drivers. Revenue has been split between the Commercial Channel and the Original Equipment Manufacturer, or OEM, Channel. In the Commercial Channel, we have full responsibility for sales, marketing, and pricing of products through our commercial leaders, direct sales representatives, and independent distributors. Revenue from our Regenerative Solutions and international OA Pain Management businesses is included in the Commercial Channel. In the OEM Channel, we are responsible for development and manufacturing of products sold to our OEM partners governed by long-term agreements, but we do not control sales, marketing, or pricing with end users. Revenue from our U.S. OA Pain Management business and the Non-Orthopedic business is now included in the OEM Channel. All other revenue is reported in the Commercial Channel.

The following table presents revenue by product family for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$15,844	$19,764	$(3,920)	(20%)
Commercial Channel	11,973	9,795	2,178	22%
	$27,817	$29,559	$(1,742)	(6%)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$47,093	$58,101	$(11,008)	(19%)
Commercial Channel	35,111	31,204	3,907	13%
	$82,204	$89,305	$(7,101)	(8%)

Revenue for the three- and nine- month periods ended September 30, 2025 were $27.8 million and $82.2 million, respectively. Revenue decreased $1.7 million and $7.1 million, or 6% and 8%, for the three- and nine- month periods ended September 30, 2025 compared to the same period in 2024, respectively. The decrease in revenue was driven by lower pricing with our OEM Channel partners, primarily J&J MedTech.

Revenue from our OEM Channel product family decreased by 20% and 19% for the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same period in 2024. For the three-month period ended September 30, 2025, the $3.9 million decrease was primarily driven by a $3.2 million decrease in J&J MedTech revenue which was all attributable to lower pricing. There was also a $0.7 million decrease in non-orthopedic product revenue due to lower volume of veterinary product sales. For the nine-month period ended September 30, 2025, the $11.0 million decrease in our OEM Channel revenue was primarily due to a $10.4 million reduction in J&J MedTech revenue, attributable primarily to lower pricing which contributed $8.3 million of the decrease, as well as lower sales volumes accounting for $2.1 million of the decrease. There was a $0.6 million decrease in non-orthopedic revenue for the nine-month period ended September 30, 2025 with prior year due to lower veterinary product sales offset somewhat by higher ophthalmic sales.

Revenue from our Commercial Channel product family increased by 22% and 13% for the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same period in 2024. For the three-month period ended September 30, 2025, international OA pain management product sales increased $1.5 million, primarily related to higher Cingal and Orthovisc sales and regenerative revenue was up $0.7 million due primarily to an increase of Integrity and Hyalofast sales. For the nine-month period ended September 30, 2025, regenerative revenue was up $2.4 million due primarily due to an increase in Integrity and Hyalofast revenues and international OA pain management sales were up $1.4 million due to higher Cingal and Orthovisc sales offset somewhat by lower Monovisc sales.

Gross Profit and Margin

Gross profit for the three- and nine-month periods ended September 30, 2025 was $15.6 million and $44.6 million, respectively. Gross profit for the three- and nine-month periods ended September 30, 2024 was $19.4 million and $58.9 million, respectively. The decrease in gross profit for the three- and nine-month periods ended September 30, 2025 was primarily related to higher inventory reserves, higher production costs and a larger percentage of international sales which have a lower average selling price.

Gross margin for the three- and nine-month periods ended September 30, 2025 was 56% and 54%, respectively.  Gross margin was 66% for each of the three- and nine-month periods ended September 30, 2024.  The decrease in gross margin was due to higher inventory reserves, higher manufacturing costs and a larger percentage of international sales which have a lower average selling price.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2025 were as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$671	$617	$54	9%
Integrity development costs	286	170	116	68%
Cingal clinical study	1,058	38	1,020	2,684%
Regulatory external costs	118	250	(132)	(53%)
Other early programs and unallocated expenses	1,118	1,210	(92)	(8%)
Total external costs	3,251	2,285	966	42%
Internal costs:
Employee compensation and benefits	3,171	3,076	95	3%
Facility and other	524	585	(61)	(10%)
Total internal costs	3,695	3,661	34	1%
Total research and development expense	$6,946	$5,946	$1,000	17%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$1,812	$1,324	$488	37%
Integrity development costs	1,017	800	217	27%
Cingal clinical study	2,096	103	1,993	1,935%
Regulatory external costs	675	888	(213)	(24%)
Other early programs and unallocated expenses	2,766	3,481	(715)	(21%)
Total external costs	8,366	6,596	1,770	27%
Internal costs:
Employee compensation and benefits	9,495	10,745	(1,250)	(12%)
Facility and other	1,457	1,696	(239)	(14%)
Total internal costs	10,952	12,441	(1,489)	(12%)
Total research and development expense	$19,318	$19,037	$281	1%

Research and development external costs for the three- and nine-month periods ended September 30, 2025 were $3.3 million and $8.4 million, respectively. Research and development external costs for the three- and nine-month periods ended September 30, 2024 were $2.3 million and $6.6 million, respectively. The increase in research and development external costs was primarily due to increased spending on Cingal regulatory submission activities and Integrity clinical studies.

Research and development internal costs for the three- and nine-month periods ended September 30, 2025 were $3.7 million and $11.0 million, respectively. Research and development internal costs for the three- and nine-month periods ended September 30, 2024 were $3.7 million and $12.4 million, respectively. The decrease in internal research and development costs was primarily due to a reduction in headcount and a gain on the sale of an intangible asset during the three-month period ended September 30, 2025.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2025 were $11.9 million and $37.0 million, respectively. Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2024 were $13.5 million and $44.2 million, respectively. The decrease for the three-month period ended September 30, 2025 was due to a $0.7 million decrease in stock-based compensation with the reminder of the decrease attributed to lower headcount.  The decrease for the nine-month period ended September 30, 2025 was primarily due to $2.2 million in non-recurring shareholder activism costs, a $1.5 million decrease in stock-based compensation with the remainder of the decrease attributed to lower headcount and professional fees.

Loss from Continuing Operations

For the three- and nine-month periods ended September 30, 2025, the loss from continuing operations was $3.2 million and $11.8 million, respectively. For the three- and nine-month periods ended September 30, 2024, the loss from continuing operations was $1.8 million and $6.3 million, respectively. The increase in the loss from continuing operations was primarily due to lower revenue and lower gross margin due to higher manufacturing costs and increased inventory reserves.

Income Taxes

The income tax expense was $0.9 million and $1.7 million for the three- and nine-month periods ended September 30, 2025, resulting in effective tax rates of (42.0)% and (17.0)%, respectively. The income tax expense was $2.2 million and $3.5 million for the three- and nine-month periods ended September 30, 2024, resulting in an effective tax rate of 667.7% and (126.3)%, respectively.

The net change in the effective tax rate for the three- and nine-month periods ended September 30, 2025, compared to the same periods in 2024, was primarily driven by the impact of a higher year-to-date pre-tax loss in the current year and higher U.S. current tax expense in the prior year. The higher tax expense in the prior year was due to higher current income tax expense in the U.S.

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(3,175)	$(1,845)	$(11,780)	$(6,342)
Interest and other income, net	(997)	(406)	(1,626)	(1,593)
Provision for income taxes	939	2,171	1,709	3,539
Depreciation and amortization	1,403	1,504	4,263	4,254
Share-based compensation	2,215	3,118	7,758	9,907
Non-recurring professional fees	480	-	480	-
Costs of shareholder activism	-	-	-	2,185
Adjusted EBITDA	$865	$4,542	$804	$11,950

Adjusted EBITDA in the three-month period ended September 30, 2025 decreased by $3.7 million as compared with the same period in 2024. The decrease in Adjusted EBITDA for the period was primarily driven by lower revenue due primarily to a decrease in J&J Medtech sales and lower gross profit from higher manufacturing costs and higher proportion of international sales that have a lower average selling price.

Adjusted EBITDA in the nine-month period ended September 30, 2025, decreased $11.1 million as compared with the same period in 2024. The decrease in Adjusted EBITDA for the period was primarily driven by lower revenue due primarily to a decrease in J&J Medtech sales and lower gross profit from higher manufacturing costs, higher inventory reserves and higher proportion of international sales that have a lower average selling price.

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

The following is a reconciliation of adjusted net loss, a non-GAAP metric, to net income (loss), the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(3,175)	$(1,845)	$(11,780)	$(6,342)
Share based compensation, tax effected	3,145	2,913	9,075	8,232
Non-recurring professional fees, tax effected	682	-	561	-
Costs of shareholder activism, tax effected	-	-	-	1,816
Adjusted net income (loss) from continued operations	$652	$1,068	$(2,144)	$3,706

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted loss from continuing operations per share	$(0.22)	$(0.12)	$(0.82)	$(0.43)
Share based compensation, tax effected	0.21	0.19	0.63	0.56
Non-recurring professional fees, tax effected	0.05	-	0.04	-
Cost of shareholder activism, tax effected	-	-	-	0.12
Adjusted diluted income (loss) from continuing operations per share	$0.04	$0.07	$(0.15)	$0.25

Adjusted net income and adjusted diluted earnings per share in the three-month period ended September 30, 2025 decreased $0.4 million and $0.03, respectively, as compared with the same period in 2024. The decrease for the period was primarily due to lower revenues and lower gross profit.

Adjusted net income and adjusted diluted earnings per share in the nine-month period ended September 30, 2025 decreased $5.8 million and $0.40, respectively, as compared with the same period in 2024. The decrease for the period was primarily due to lower revenues and lower gross profit due primarily to higher inventory reserves.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $58.0 million and $55.6 million, and working capital totaled $82.5 million and $90.3 million, at September 30, 2025 and December 31, 2024, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017 which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash (used in) provided by
Operating activities	$6,551	$3,821
Investing activities	(599)	(7,027)
Financing activities	(5,272)	(7,375)
Effect of exchange rate changes on cash	151	82
Net increase (decrease) in cash and cash equivalents	$831	$(10,499)

The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended September 30, 2025 as compared to the same period in 2024.

Operating Activities

Cash provided by operating activities was $6.6 million for the nine-month period ended September 30, 2025, as compared to cash provided by operating activities of $3.8 million for the same period in 2024. The increase in cash provided by operating activities for the nine-months ended September 30, 2025, compared to the same period in prior year, was primarily due to a lower net loss and an improvement in the change in working capital during the nine-month period ended September 30, 2025, primarily from a reduction in inventory and an increase in accounts payable.

Investing Activities

Cash used in investing activities was $0.6 million for the nine-month period ended September 30, 2025, as compared to cash used in investing activities of $7.0 million for the same period in 2024. The change was primarily due to $4.5 million received from the sale of Parcus Medical. Capital expenditures were $6.2 million in the nine-month period ended September 30, 2025 compared to $6.4 million for the same period in 2024. The decrease in capital expenditures was due to timing of purchases related to our continued manufacturing capacity expansion at our facility in Bedford, Massachusetts.

Financing Activities

Cash used in financing activities was $5.3 million for the nine-month period ended September 30, 2025, as compared to cash used in financing activities of $7.4 million for the same period in 2024. In both periods, the cash used in financing activities was primarily attributable to utilization of cash for share repurchases and employee tax withholding in exchange for shares surrendered by equity award holders.

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

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2024 Form 10-K for the year ended December 31, 2024. There were no material changes to our contractual obligations reported in our 2024 Form 10-K during the nine months ended September 30, 2025. For additional discussion, see Note 11 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the first nine months of 2025 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer have concluded as of September 30, 2025 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly periods ended on March 31, 2025 and June 30, 2025. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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

In October 2025, J&J MedTech announced that it planned to divest its orthopedics implants and related surgical products business which would include Monovisc and Orthovisc products that we manufacture. This action by J&J MedTech could impact our ability to predict and generate revenue and have a material impact on our business, financial condition, and results of operations.

We may experience difficulties or delays in securing regulatory approval for Hyalofast, which could negatively affect our business and financial results.

In July 2025, we announced topline results from our U.S. pivotal FastTRACK Phase III trial of Hyalofast, our single-stage, off-the-shelf, cartilage repair therapy, currently sold only outside the United States. This trial failed to achieve the pre-specified co-primary endpoints, although it did demonstrate statistically significant improvements in key pre-defined secondary endpoints. Although we believe the totality of the data we submitted to the FDA may be sufficient to support approval, there can be no assurance that the FDA will agree. Failure to achieve the pre-specified co-primary endpoints in the trial could materially negatively impact our ability to obtain regulatory approval, or delay a decision by FDA. Moreover, the FDA may determine that any post hoc analyses or alternative endpoints we propose are not sufficient to support approval. Although the FDA may have used similar endpoints for other cartilage repair product approvals in the past, there can be no assurance they will apply the same standards in this case because, among other factors, these endpoints used by the FDA were not part of our original trial design. If the FDA’s review of this submission is delayed, or if we fail to achieve regulatory approval for this product candidate, it would have a material adverse effect on our future revenue and adversely impact our business and financial results, including impairment of our in-process research and development intangible asset.

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

Disruptions at the FDA, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the product clearance or approval timelines, which would adversely affect our business. Changes and cuts in FDA staffing have also been reported by some within the pharmaceutical and medical device industry as creating instances of delays in the FDA’s responsiveness, ability to issue regulations or guidance, or ability to implement or enforce regulatory requirements in a timely fashion. In addition, over the past decade, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs or there is a widespread freeze on federal funding, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Significant political, trade, or regulatory developments, such as those stemming from changes in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us, as we both import materials and equipment necessary to manufacture our products in the U.S., and export materials and products from the U.S. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, certain governments (including the United States and other countries) have imposed or may impose tariffs on a wide range of products, raw materials, and intermediate goods. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system, the duration that those policy changes remain in effect, and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”).  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. This new authorization replaces our share repurchase program previously announced in April 2023. On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 with Bank of America. As of June 30, 2025, the Company had repurchased 746,431 shares at an average cost of $20.10 per share, representing 38% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program. No share repurchases were made during the quarter ended September 30, 2025.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as filed with the SEC on November 5, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: November 5, 2025	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Officer and Principal Financial Officer)