Form 10-K
period 2025-12-31
Anika Therapeutics, Inc.
filed 2026-03-03
CIK 898437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was $147,343,841 computed by reference to the closing price of common stock on such date. The registrant does not have any non-voting stock outstanding.

At February 20, 2026, there were 13,400,751 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

ANIKA THERAPEUTICS, INC.

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, ANIKAVISC, CINGAL, HYAFF, HYALOBARRIER, HYALOFAST, HYVISC, INTEGRITY, MONOVISC, NUVISC, ORTHOVISC, and TACTOSET are our trademarks that appear in this Annual Report on Form 10-K. For convenience, these trademarks may appear in this Annual Report on Form 10-K without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Annual Report on Form 10-K also contains trademarks and trade names that are the property of other companies and licensed to us.

FORM 10-K

ANIKA THERAPEUTICS, INC.

For Fiscal Year Ended December 31, 2025

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

●

Our license agreements with Johnson & Johnson MedTech (“J&J MedTech”) provide substantial control of Monovisc and Orthovisc in the United States to J&J MedTech, and J&J MedTech’s actions could have a material impact on our business, financial condition and results of operations.

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

●

Sales of our products are largely dependent upon third-party health insurance coverage and reimbursement, and our performance may be harmed by health care cost containment initiatives or decisions of individual third-party payers.

●

We are facing a longer than expected pathway to commercialization of our Cingal product in the United States, and we may face other unforeseen difficulties in achieving regulatory approval for Cingal or other new products, which could affect our business and financial results.

●	Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

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

●

Our operations and products are subject to extensive regulation, compliance with which is costly and time-consuming, and our failure to comply may result in substantial penalties, including recalls of our products.

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

Anika’s Mission:

“Together, we restore active living and redefine what’s possible with hyaluronic acid.”

Anika’s Core Values:

●	Trust and Respect: We build trust and show respect in every interaction.

●	Quality: We are committed to quality as we work to improve people’s lives.

●	Empowerment & Teamwork: We are empowered as a team to make decisions that drive impact.

●	Focus: We focus on what matters most and are driven to be better every day.

Strategy

In October 2024, we announced a strategic shift to concentrate on our OA Pain Management and Regenerative Solutions portfolios. This strategic decision involved the sale of Arthrosurface Incorporated on October 31, 2024 and the sale of Parcus Medical, LLC on March 7, 2025, both of which were acquired in early 2020 under a previous management strategy.

As we look ahead, our focused strategy, driven by HA-based products, positions us to offer truly innovative treatments in areas of unmet need and substantial, growing markets. We will place particular emphasis on the commercial execution and adoption of the newest product in our Regenerative Solutions portfolio, the Integrity Implant System (“Integrity”), a HA-based scaffold designed for rotator cuff and other tendon repairs. The Integrity system has shown strong performance, with continuing growth in surgeries and significant adoption by new customers.

We will continue to invest in our Regenerative Solutions R&D pipeline as we prepare for the potential U.S. approval and launch of both Hyalofast and Cingal, each representing an incremental U.S. addressable market of at least $1 billion. We submitted our premarket approval (“PMA”) application with the FDA for Hyalofast on October 31, 2025. We received a letter from the FDA in January 2026 in which the FDA identified a number of deficiencies in which we are preparing our response. Additionally, we will build on the international commercial momentum of our entire OA Pain Management portfolio, led by Monovisc and Cingal. Cingal has shown significant clinical success and we have been actively engaging with the FDA on next steps for regulatory approval in the U.S.

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

We provide a broad array of products and services, including:

●	Osteoarthritis (“OA”) Pain Management: Orthovisc, Monovisc, and Cingal.

Monovisc and Orthovisc are our single- and multi-injection, HA viscosupplement products indicated for pain relief from OA conditions. Labeling in the United States limits their use to the knee exclusively, while labeling outside the U.S. is broader, providing expanded therapeutic options beyond the knee to include anatomies such as the shoulder, hip, and ankle. Our OA Pain Management products are generally administered to patients in an office setting. In the United States, Monovisc and Orthovisc are marketed exclusively by Johnson & Johnson MedTech (“J&J MedTech”).

In December 2011, we entered into a fifteen-year licensing agreement with J&J MedTech to exclusively market Monovisc in the United States through December 2026. On October 16, 2025, J&J MedTech extended the agreement to exclusively market Monovisc in the United States through December 2031. In December 2003, we entered into a ten-year licensing agreement to exclusively market Orthovisc in the United States. J&J MedTech has subsequently extended this agreement, and most recently from August 2022 through December 2028. These licensing agreements of Monovisc and Orthovisc can be extended at the option of J&J MedTech.

Monovisc and Orthovisc have been market leaders, based on combined overall revenue in the viscosupplement market, since 2018. Despite recent competitive pricing pressures and reduced market access, Monovisc and Orthovisc remain market leaders in the United States OA Pain Management market. Internationally, we market our OA Pain Management products directly through a worldwide network of commercial distributors, and our international sales team has successfully expanded into new countries, driving double-digit growth in recent years.

Cingal is our novel, next-generation, non-opioid, single-injection OA Pain Management product, consisting of our proprietary cross-linked HA material combined with a fast-acting steroid, designed to provide both short- and long-term pain relief. Cingal is CE marked and has been sold outside the United States for several years, directly in over 50 countries through our network of distributors. Cingal is not currently approved for commercial use in the United States. We have been actively engaging with the FDA on next steps for U.S. regulatory approval.

We have made significant progress in addressing the FDA's requirements for Cingal's approval. In April 2023, we held a Type-C meeting with the FDA, which led to an advice letter received from the FDA in April 2024. The letter included positive feedback and new challenges that we are actively addressing. We also received confirmation that the clinical data for Cingal is a review issue and not a filing issue. Additionally, in September 2024, we acquired the Aristospan New Drug Application (“NDA”), which allowed us to address a recent FDA requirement and will enable us to source the reference drug for a bioequivalence study.  In April 2025, we subsequently sold the Aristospan NDA to a third party manufacturer who will supply the reference drug for the bioequivalence study. We had another Type-C meeting with the FDA in February 2025 to discuss finalizing NDA submission requirements, including bioequivalence study requirements. The preclinical and bioequivalence studies have been initiated.. We are committed to bringing this revolutionary pain management therapy to the approximate $1 billion U.S. addressable market. For additional information, please see the section captioned “Item 1. Business—Research and Development.”

●	Regenerative Solutions: Integrity, Hyalofast, and Tactoset.

Integrity is an HA-based scaffold with bone and tendon fixation components and arthroscopic delivery instruments. It is designed to protect injured tendons and promote healing in rotator cuff repair and other tendon procedures. Integrity received FDA clearance for commercial use in the United States in August 2023 and we initiated a limited market release in November 2023. Since its launch, Integrity has shown strong performance, with continuing growth in surgeries and significant adoption by new customers. The system competes in a U.S. tendon augmentation market estimated to be more than $220 million annually.

Hyalofast is a 100% HA resorbable scaffold used for single stage cartilage regeneration. While Tactoset and Integrity are commercialized principally in the United States, Hyalofast is currently available outside the United States in over 30 countries within Europe, South America, Asia, and certain other international markets. In the United States, Hyalofast is a pipeline product under a pivotal Investigational Device Exemption (“IDE”) clinical trial and is not available for commercial sale. We submitted a PMA on October 31, 2025 with the FDA, and we are targeting a U.S. launch by 2027, pending approval from the FDA. For additional information, please see the section captioned “Item 1. Business—Research and Development.”

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

As a result of these distinctions, we employ multiple sales models in the United States to ensure that we meet the needs of our customers and other healthcare system stakeholders. For many years, we have maintained a mutually beneficial commercial partnership with J&J MedTech. Pursuant to our contracts with J&J MedTech, we are the exclusive supplier responsible for the manufacture and sale Monovisc and Orthovisc to J&J MedTech in the United States, while J&J MedTech is responsible for the marketing, sales and distribution to end user customers in the United States. We have U.S. commercial partnerships for other products in our Non-Orthopedic product families. Under these partnerships, we sell our products directly to our partners, who perform downstream sales and marketing activities to customers and end-users. In addition to a transfer price, we may also structure our arrangements to receive a royalty on end-user sales.

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

Research and Development

Our research and development efforts focus on developing new medical applications that address unmet needs by leveraging our technology platforms. This includes new implant designs, developing intellectual property related to our technology platforms and new products, managing clinical trials for certain product candidates, preparing and processing applications for regulatory clearances and approvals, and conducting process development and scale-up manufacturing activities for our existing and new product development initiatives. For 2025, 2024, and 2023, research and development expenses were $25.8 million, $25.5 million, and $21.8 million, respectively. The increase in 2025 was primarily due to costs associated with increased spending on Cingal U.S. regulatory submission activities and our Integrity clinical study, as well as ensuring compliance with growing global regulatory requirements, such as the European Union (“EU”) Medical Device Regulation (“MDR”) and new product development initiatives. We anticipate continuing to commit resources to research and development activities, primarily for new product development, regulatory compliance, scale-up manufacturing activities, and preclinical and clinical studies.

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

Our development focus for OA Pain Management will continue to be on targeting to bring Cingal, our next-generation, non-opioid, single-injection OA pain product combined with a fast-acting steroid, to the U.S. market. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. We have been actively engaging with the FDA on next steps for U.S. regulatory approval. We have made significant progress in addressing the FDA's requirements for Cingal's approval. This includes having numerous meetings with the FDA to discuss finalizing NDA submission requirements and starting a bioequivalence study in 2025. In parallel, we are exploring the potential to advance Cingal through commercial partnerships in the U.S. and select Asian markets.

Development for our Regenerative Solutions product family is focused on several key areas. We are developing novel solutions and line extensions across our regenerative solutions segments, with a key focus on the shoulder, knee, and foot and ankle. These include enhancements to existing regenerative solutions such as our Tactoset Injectable Bone Substitute for hardware augmentation, our Integrity Implant System, a regenerative HA-based patch product targeted at rotator cuff repair that received 510(k) clearance in August 2023 and is now in full market release. Integrity has shown strong performance, with strong growth in surgeries and significant adoption by new customers.

In addition, we have made significant progress on a full regenerative pipeline, leveraging the commercial success of Integrity, as well as progress on our clinical trial to support approval in the United States for Hyalofast, our single-stage, off-the-shelf cartilage repair therapy, currently sold only outside the United States. In early 2023, we completed enrollment of 200 patients in our U.S. pivotal FastTRACK Phase III clinical trial evaluating Hyalofast, a single-stage, hyaluronic acid-based scaffold for cartilage repair. This clinical trial had a two-year follow-up protocol. We used a modular PMA filing process for our regulatory submission to the FDA for approval of Hyalofast in the U.S. In July 2025, we received topline results from the study and Hyalofast did not achieve significance on its pre-specified co-primary endpoints for pain and function. Although the study did not meet its co-primary endpoints, Hyalofast demonstrated consistent improvements over microfracture across all measures of pain and function, Sports and Recreation Function and Quality of Life and other measures including Total Knee Injury and Osteoarthritis and Outcomes Score. The statistical analysis was impacted by both a disproportionately higher subject dropout rate in the microfracture arm and missed visits due to COVID. Based on the strength and consistency of the overall data and the positive real-world clinical experience including data from multiple independent studies outside the U.S. over the past 15 years, we submitted the final PMA module to the FDA on October 31, 2025.

As expected, we received in January 2026 a deficiency letter from the FDA informing us that the Hyalofast PMA lacks information needed to complete its review.  Among other things, the letter addressed matters related to chemistry, manufacturing and controls (CMC) and the statistical analysis plan for both primary and secondary endpoints and whether any of these endpoints achieved statistical significance.  We plan to continue to engage with the FDA to explore potential approaches to address the FDA’s concerns so that it might complete its review.  Although there can be no assurance that we will be able to fully address the FDA’s concerns, we continue to believe the totality of evidence presented in this study and the data from outside the United Sates demonstrates the clinical value of Hyalofast.

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

Competition

We compete with numerous companies, including large pharmaceutical firms and specialized medical device companies, across our product lines. For our OA Pain Management products, our main competitors include Sanofi Genzyme, Zimmer Biomet, Inc., Bioventus Inc., Avanos Medical, Inc., Pacira BioSciences, Conmed Corporation, and Ferring Pharmaceuticals, among others. With respect to our Regenerative Solutions products, our key competitors are Arthrex, Inc, Smith & Nephew PLC, Stryker Corporation, and Zimmer Biomet, Inc., as well as smaller organizations like Atreon Orthopedics and Bone Support AB.

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

We primarily compete with other market participants on the efficacy and safety of our products, as well as the breadth of our overall product portfolio. Other competitive factors include the timing and scope of regulatory approvals, availability of manufacturing supplies and raw materials, marketing and sales capabilities, reimbursement coverage, product pricing, and patent protection. Key factors that may affect our competitive position include:

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

Despite these challenges, many of our products, such as Monovisc, Orthovisc, and Cingal, have maintained strong market positions due to their clinical efficacy and safety profiles. Our regenerative solutions, including Integrity and Hyalofast, are also gaining traction, supported by robust clinical data and innovative technology. We continue to focus on expanding our market presence and enhancing our competitive edge through strategic investments in research and development, regulatory compliance, and commercial infrastructure.

Governmental Regulation

The clinical development, manufacturing, and marketing of our products are subject to governmental regulation in the United States, the EU, and other territories worldwide, including under the Federal Food, Drug, and Cosmetic Act (“FDCA”) in the United States. Medical products regulated by the FDA and other authorities are generally classified as drugs, biologics, or medical devices. The classification standards for our products may change over time due to new regulations or updated interpretations of existing regulations.

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

Some of our devices are Class III devices requiring PMA approval before marketing. In a PMA, the manufacturer must demonstrate that the device is reasonably safe and effective, supported by extensive data from preclinical studies and clinical trials. The PMA must also include a full description of the device, its components, manufacturing methods, facilities, controls, and proposed labeling. The FDA has 180 days to review a PMA, though it often takes longer. An advisory committee of external experts may review the application and provide recommendations to the FDA. The FDA generally conducts a pre-approval inspection of the manufacturing facilities to ensure compliance with the FDA’s quality management system regulation (“QMSR”).

The FDA will approve the device for commercial distribution if the data and information in the PMA constitute valid scientific evidence and provide reasonable assurance of the device’s safety and effectiveness. Certain changes to an approved device that affect its safety or effectiveness require submission of a PMA supplement or a new PMA.

Regulation of a Drug

New drugs require FDA approval of an NDA to be marketed. The approval process typically takes several years and varies based on the product’s type, complexity, and novelty. None of our products are currently approved under an NDA.

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

FDA regulations mandate that PMA and NDA approved products be manufactured in specific facilities, and all devices and drugs must comply with the QMSR and cGMP regulations, respectively.

Manufacturers and other entities involved in the manufacture and distribution of cleared or approved devices or drugs must register their establishments and list their products with the FDA and certain state agencies. These manufacturers are subject to periodic announced and unannounced inspections by the FDA and state agencies to ensure compliance with regulatory requirements. Discovery of violative conditions, including failure to conform to QMSR and cGMP regulations, could result in enforcement actions.

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

EU Regulation

In the EU, medical devices must be CE marked to be marketed. CE marking involves working with a notified body (or self-certifying for certain low-risk, Class I devices) to demonstrate that the device meets all applicable general safety and performance requirements of EU medical devices legislation, including compliance with the manufacturer’s Quality Management System. The EU’s Medical Devices Directive (“MDD”) has been replaced by the EU Medical Devices Regulation (“EU MDR”), effective May 26, 2021. Devices certified under the MDD may continue to be marketed during a transitional period. On March 15, 2023, the transition period was extended from May 26, 2024, to either May 26, 2026, December 31, 2027, or December 31, 2028, depending on device classification, provided certain conditions are met. These conditions include compliance with EU MDR requirements for post-market surveillance, vigilance, and registration, having a contract with an EU MDR notified body before September 26, 2024, and filing an agreement for conformity assessment by May 26, 2024. The EU MDR generally requires increased levels of clinical data compared to MDD requirements, and all product technical data must comply with the latest standards regardless of when the product was initially developed.

Drug approval in the EU follows one of several processes: (i) a centralized procedure, involving a scientific opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use (“CHMP”), with the marketing authorization granted by the European Commission; (ii) a mutual recognition procedure, where an individual country's regulatory agency approves the product, followed by mutual recognition by other countries' regulatory agencies; (iii) a decentralized procedure, where approval is sought simultaneously through multiple countries' regulatory agencies; or (iv) a national procedure, where approval is sought through a single country's regulatory agency.

UK Regulation

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. On January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In order to obtain a UK marketing authorization to commercialize products in the UK, an applicant must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, since January 1, 2024, the MHRA introduced the International Recognition Procedure (“IRP”), which enables the MHRA when reviewing certain types of marketing authorization applications to take into account the expertise and decision-making of trusted regulatory partners, including the EMA.

Regarding medical devices, since the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the UK. CE marks issued by EU notified bodies to place medical devices on the EU market will remain valid in the UK until June 30, 2028 (for CE marks issued under the EU MDD) or June 30, 2030 (for CE marks issued under the EU MDR). After these dates, a UK Conformity Assessed (“UKCA”) mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark voluntarily before these dates. However, the UKCA mark is not recognized in the EU. The EU regulatory framework for medical devices continues to apply in Northern Ireland under the Northern Ireland Protocol. Medical devices placed on the Northern Ireland market generally require CE marking under EU rules; where a UK Approved Body is used for mandatory third-party conformity assessment for the Northern Ireland market, the device must bear CE UKNI, although devices bearing the CE UKNI marking will not be accepted on the EU market.

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

In the United States, our products are administered by healthcare providers and reimbursed under a “buy-and-bill” model, pursuant to which providers purchase the product and seek reimbursement from third-party payers. Under this model, providers bear inventory, billing, and reimbursement risk, and may be sensitive to reimbursement levels, payment timing, claims denials, and administrative requirements imposed by payers. Even where coverage is available, third-party payers may impose prior authorization, step therapy, site-of-care restrictions, or other utilization management requirements, or may delay, deny, or reduce payment based on administrative, technical, or documentation-related reasons. These practices may discourage provider adoption or reduce utilization of our products.

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

Health Care Reform

The Affordable Care Act of 2010 (“ACA”) substantially changed healthcare financing by both governmental and private insurers, significantly impacting the pharmaceutical and medical device industries. The ACA included provisions governing enrollment in federal healthcare programs, reimbursement adjustments, changes to fraud and abuse laws, and Medicare provisions aimed at reducing costs. It also introduced comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies. Since its enactment, there have been ongoing judicial and Congressional efforts to modify or repeal certain aspects of the ACA. For example, the Further Consolidated Appropriations Act, 2020, repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine how future healthcare reform measures, including changes affecting Medicare reimbursement, utilization management, site-of-care policies, or drug pricing and payment methodologies, will impact our business.

Data Privacy and Security Laws

We are also subject to various laws and regulations concerning data privacy in the United States, Europe, and elsewhere, including Section 5(a) of the Federal Trade Commission Act, U.S. state consumer privacy laws, state breach notification laws, rules restricting the transfer of sensitive personal data, and comprehensive privacy and data protection laws, in the EU and the United Kingdom, including the General Data Protection Regulation (“GDPR”). These laws and regulations impose stringent requirements on the processing, administration, security, and confidentiality of personal data and empower enforcement agencies to impose large penalties for noncompliance. In addition, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws and regulations, requires us to devote significant resources. Any failure or perceived failure to comply with them may subject us to fines, penalties, litigation, reputational harm, and may also require us to change our data processing strategies.

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

Environmental, Social and Governance

In 2021, we began building a foundational Environmental, Social and Governance (“ESG”) framework guided by our corporate values. We completed a Sustainability Accounting Standards Board (“SASB”)-based materiality assessment that incorporated input from advisors and key stakeholders. This process identified the ESG topics most significant to our business and led to the selection of six initial focus areas aligned with SASB standards for the medical device industry. We plan to review and update our ESG efforts as needed over time.

Human Capital Management

We believe that creating a diverse, talented, and inclusive workplace is central to our culture, employee recruitment, retention, engagement, innovation, operational excellence, and overall performance. This culture and drive for performance are crucial in attracting and retaining key talent. Our culture is centered around our fundamental values of:

●	Trust and Respect: We build trust and show respect in every interaction.

●	Quality: We are committed to quality as we work to improve people’s lives.

●	Empowerment & Teamwork: We are empowered as a team to make decisions that drive impact.

●	Focus: We focus on what matters most and are driven to be better every day.

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

As of December 31, 2025, we employed 235 full-time employees in the United States and Europe.

We believe that our employees’ understanding of how their work contributes to our overall strategy and performance is key to our success. To communicate these important topics engagingly, we utilize various channels, including all-employee town hall meetings led by senior management through regular email and intranet updates from our CEO and other key executives. We also monitor voluntary turnover as compared to national and industry benchmarks and evaluate improvement opportunities through exit and stay interviews.

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

Health and Safety

We remain focused on promoting the total wellness of our employees, including resources, programs, and services to support their physical, mental, and financial wellness. We have established safety policies and protocols and regularly update employees on any changes. To further protect on-site employees, we invest resources for environmental, health and safety, conduct regular safety training for our employees and  provide personal protective equipment and cleaning supplies.

Product Liability

The testing, marketing, and sale of human health care products entail an inherent risk of allegations of product liability, and we cannot assure that substantial product liability claims will not be asserted against us. Although we have not received any material product liability claims to date, we cannot be sure that if material claims arise in the future, our insurance will be adequate to cover all situations. Moreover, we cannot be sure that such insurance, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. Any product liability claim, if successful, could have a material adverse effect on our business, financial condition, and results of operations.

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

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators, and third-party payers to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This may result in greater pricing pressures and the exclusion of certain suppliers from important markets such as group purchasing organizations, independent delivery networks, and large single accounts continuing to use their market power to consolidate purchasing decisions. If a group purchasing organization excludes us from being one of their suppliers, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies, and societal pressure will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products and limit our access to sell our products and services to customers.

A significant portion of our OA Pain Management revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.

We have historically derived most of our revenue from a small number of customers who resell our products to end-users. Many of these customers are significantly larger companies than us. In 2025, J&J MedTech accounted for 50% of our revenue. While we have started to diversify our sales channels, including through the implementation of a direct commercial model in the United States for our Regenerative Solutions products, we expect to continue to be dependent on a small number of large customers for a substantial portion of our business. The failure of key customers to purchase our products in the amounts they historically have or in amounts that we expect would seriously harm our business.

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

Although we believe that alternative sources for many of the components and raw materials that we use in our manufacturing processes are available, we cannot be certain that the supply of key raw materials will continue to be available at current levels or will be sufficient to meet our future needs. We continue to see impacts on our supply chain as the companies that produce our products, product components or otherwise support our manufacturing processes, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize and store our products, were disrupted, temporarily closed or experienced worker shortages for a sustained period of time during and following the global pandemic or due to other supply chain disruptions. We also have to enter into longer-term purchase commitments with these key suppliers that could lead impacts on cost and volatility of supply. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. We may not be able to find sufficient alternative suppliers in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

Our manufacturing processes involve inherent risks, and disruption could materially adversely affect our business, financial condition, and results of operations.

We manufacture our global commercial supply from a single site located in Bedford, Massachusetts.  The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure, substandard performance of equipment, the inability of production runs to pass internal quality standards, the need to comply with the requirements of directives of government agencies, including the FDA, and the occurrence of natural and other disasters. Such occurrences could have a material adverse effect on our business, financial condition, and results of operations during the period of such operational difficulties and beyond.

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register our devices once they are already on the market or otherwise impact our ability to market the devices in the United States or other countries. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. The process of complying with these government regulations can be costly and time-consuming, and could delay or prevent the production, manufacturing or sale of our products.

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

We and our third-party providers are subject to national, international, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security. This includes the EU, GDPR, and the United Kingdom (“UK”) equivalent of the same (the “UK GDPR” together with the EU GDPR, the “GDPR”), as well as other national data protection legislation in force in relevant European Economic Area (“EEA”) Member States and the UK (including the UK Data Protection Act 2018), which governs the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials): (i) regarding individuals in the EEA and UK; and/or (ii) carried out in the context of the activities of our establishment in any EEA Member State or the UK.

The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of special categories of personal data (such as health and data), relying on a legal basis or condition for processing personal data, where required, requiring that consent of individuals to whom the personal data relates, requiring information disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provides individuals with various rights in respect of their personal data. The definition of personal data under GDPR is defined broadly and includes pseudonymized or coded data; GDPR will, therefore, apply in the context of data collected and processed about clinical trial participants and investigators in the EU and UK. We are required to apply GDPR standards to any clinical trials that our EEA and UK established businesses carry out anywhere in the world.

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

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 on 19 June 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. In addition, EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (£17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

In the United States, numerous federal and state laws and regulations, including health information privacy laws, state data breach notification laws, and federal and state consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party service providers. For example, the California Consumer Privacy Act (“CCPA”), grants California consumers (as defined in the law) individual privacy rights, including the rights to access, correct and delete their personal information, opt out of certain personal information sharing and receive detailed notice about how their personal information is used or shared.

In addition, the California Privacy Rights Act (“CPRA”) significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and created a state agency vested with authority to enforce the CCPA. The CCPA also provides for a private right of action for certain data breaches. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The CCPA marked the beginning of a trend toward more stringent privacy legislation at the state level. As of January 2026, 19 other U.S. states have also enacted or are considering similar omnibus privacy legislation similar to the CCPA. The existence of comprehensive privacy laws in different states in the country, which vary in their requirements and enforcement, may make our compliance obligations more complex and costly and may increase the likelihood that we become subject to litigation, enforcement actions or otherwise incur liability actual or perceived for noncompliance.

In addition to these comprehensive state privacy laws, other states, including Washington, Connecticut and Nevada, have passed laws that apply more stringent standards to consumer health information. Most notably, Washington’s My Health My Data Act regulates the collection and sharing of consumer health information and has a private right of action, further increasing relevant compliance risk. In addition, a smaller number of states have passed laws that regulate biometric data specifically. The increasingly complex landscape of privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and industry organizations regularly adopt and advocate for new standards in these areas.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs and could restrict our ability to use certain vendors, sites, investigators, or service providers in clinical trials.

The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with privacy and security laws in multiple jurisdictions increases our compliance risk. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and lead to reputational damage and loss of current and future business, any of which may have a material adverse effect on our business.

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

We may use and integrate artificial intelligence (“AI”) into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Additionally, government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could increase the operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law —entered into force on August 1, 2024, with most important provisions scheduled to become effective on August 1, 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including deployment of AI in healthcare settings. At the Federal level, the current executive administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. The FDA has further issued, for example, draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific, potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business, financial condition and results of operation.

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data security incidents or breaches, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technological initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. We also have outsourced elements of our operations to third parties, and, as a result, we manage a few third-party suppliers who may or could have access to our confidential intellectual property or business information.

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

Although we devote resources to protect our information systems, we realize that cyberattacks, cyber intrusions and other disruptions are a threat, and there can be no assurance that our efforts will prevent information security incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our business, financial condition, results of operations and prospects. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures to be effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence.

Likewise, we rely on third parties for various operations, including the manufacture of our products and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or data security incidents or breaches. Any data security incident or breach in our or our third-party providers’ information technology systems could lead to unauthorized access, disclosure and use of non-public information, including protected health information and other personally identifiable information which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our products could be delayed.

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

Any compromise to our information security or that of our third-party service providers or contractors could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release, use, disclosure and/or dissemination of customer, vendor, or employee data, the violation of privacy and/or data protection laws, including under the GDPR, in the EU or the UK, or other laws and exposure to litigation, any of which could harm our business and operating results. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, applicable privacy and data security obligations may require us to notify relevant stakeholders of a data security incident, breach, or other interruptions. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, cyberattacks, cyber intrusions, or other interruptions may cause stakeholders (including investors and potential customers) to stop supporting our business, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

We are highly dependent on the members of our management, operations and technical staff, the loss of one or more of whom could have a material adverse effect on us. We have experienced a number of management changes in recent years, and there can be no assurances that any future management changes will not adversely affect our business. Effective February 1, 2026, we had a transition in our President and Chief Executive Officer (“CEO”) role, in which Cheryl Blanchard became Executive Chair of our Board of Directors and she was replaced as President and CEO by Stephen Griffin, who had been Executive Vice President, Chief Financial Officer and Chief Operating Officer. This transition in our CEO role may disrupt our operations, create uncertainty among employees and investors, and result in changes to our strategic direction. We believe that our future success will depend in large part upon our ability to attract and retain technical and highly skilled executive, managerial, professional, and technical personnel. We continue to engage with our employees on a regular basis to limit voluntary employee turnover. We face significant competition for such personnel from competitive companies, research and academic institutions, government entities, and other organizations. There can be no assurance that we will be successful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

To the extent funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources. The terms of any future equity financing may be dilutive to our investors, and the terms of any debt financing may contain restrictive covenants, which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets at the time, we seek financing. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

Substantial changes to U.S. tax law may adversely affect our business.

On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. Key corporate tax provisions include the restoration of 100% bonus depreciation, allowing for the potential for immediate expensing of domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible and Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. We have evaluated the elective provisions allowed under the new U.S. tax legislation and accounted for tax deductions for bonus depreciation and research and development expenses allowed under the new legislation. Other changes enacted did not have a material impact to our financial statements.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

The impact of the ongoing conflict between Russia and Ukraine and the conflict in the Middle East on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of the ongoing conflict between Russia and Ukraine and the conflict in the Middle East are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the conflict in the Middle East may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or the Middle East may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We also have suppliers and customers in and around those areas that we periodically do business with that could be disrupted by these events. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent these conflicts may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments, such as those stemming from changes in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us, as we both import materials and equipment necessary to manufacture our products in the U.S., and export materials and products from the U.S. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, certain governments (including the United States and other countries) have imposed or may impose tariffs on a wide range of products, raw materials, and intermediate goods, including on products that we purchase from certain key suppliers. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system, the duration that those policy changes remain in effect, and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Beginning in 2019, we started selling and marketing many of our products directly to customers, including hospitals and ASCs, through our direct Anika sales team and a network of independent third-party distributors. This approach was a departure from our historical distribution model in the United States, and we cannot be certain that we will be successful in implementing and executing on this commercial approach or that, even if we are able to implement it, the approach will be successful at scale. We may not be able to attract or retain the sophisticated personnel required for our approach, to identify or negotiate favorable or acceptable terms with distribution agents and ensure that they dedicate time and focus to our products, to achieve in-market pricing at the levels we have targeted, to develop and tailor our product portfolio to be specifically desired by clinicians who practice in ASCs, or to timely execute on our strategies for market penetration generally. Our failure to successfully implement and execute this commercial approach could have a material adverse effect on our business, financial condition, and results of operations.

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

Even when our products or procedures that use our products are covered by third-party payers, reimbursement may be subject to significant administrative requirements, including prior authorization, claims documentation, and utilization management processes. Payers may delay, deny, or reduce payment for administrative or technical reasons, or may require providers to pursue appeals or resubmissions, which can be costly and time-consuming. Such delays or denials may discourage providers from purchasing or administering our products and could negatively impact sales, cash flows, and operating results.

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

In July 2025, we announced topline results from our U.S. pivotal FastTRACK Phase III trial of Hyalofast, our single-stage, off-the-shelf, cartilage repair therapy, currently sold only outside the United States. This trial failed to achieve the pre-specified co-primary endpoints, although it did demonstrate consistent improvements in treated patients across all measures of pain and function relative to microfracture. Based on this clinical and other data, we submitted a PMA on October 31, 2025, with the FDA for Hyalofast.

As expected, we received in January 2026 a deficiency letter from the FDA informing us that the Hyalofast PMA lacks information needed to complete its review.  Among other things, the letter addressed matters related to chemistry, manufacturing and controls (CMC) and the statistical analysis plan for both primary and secondary endpoints and whether any of these endpoints achieved statistical significance.  We plan to continue to engage with the FDA to explore potential approaches to address the FDA’s concerns so that it might complete its review.  Although there can be no assurance that we will be able to fully address the FDA’s concerns, we continue to believe the totality of evidence presented in this study and the data from outside the United Sates demonstrates the clinical value of Hyalofast.

Although we believe the totality of the data may be sufficient to support approval, there can be no assurance that the FDA will agree. Failure to achieve the pre-specified co-primary endpoints in the trial could materially negatively impact our ability to obtain regulatory approval or delay a decision by FDA. Moreover, the FDA may determine that any post hoc analyses or alternative endpoints we propose are not sufficient to support approval. Although the FDA may have used similar endpoints for other cartilage repair product approvals in the past, there can be no assurance they will apply the same standards in this case because, among other factors, these endpoints used by the FDA were not part of our original trial design. If the FDA’s review of this submission is delayed, or if we fail to achieve regulatory approval for this product candidate, it would have a material adverse effect on our future revenue and adversely impact our business and financial results, including impairment of our in-process research and development intangible asset.

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

Several of our current products under development, and certain future products we may develop, will require clinical trials to determine their safety and efficacy for marketing approval by regulatory bodies, including the FDA. Product development and clearance or approval within the FDA and international regulatory frameworks takes several years and involves the expenditure of substantial resources. There can be no assurance that the FDA or other regulatory authorities will accept submissions related to our new products or the expansion of the indications of our current products, and, even if submissions are accepted, there can be no guarantee that the FDA or other regulatory authorities will grant clearance or approval for our new products, on a timely basis, if at all. In addition to regulations enforced by the FDA, we are subject to other existing and future federal, state, local, and foreign regulations applicable to product clearance or approval, which may vary significantly across jurisdictions. Additional clearance or approval of existing products may be required when changes to such products may affect safety and effectiveness, including for new indications for use, labeling changes, process or manufacturing changes, the use of a different facility to manufacture, process or package the product, and changes in performance or design specifications. For our devices that are subject to 510(k) clearances, the FDA requires device manufacturers to make a determination of whether a modification requires a clearance; however, the FDA can review a manufacturer’s decision not to submit for additional clearances. We cannot provide any assurance that the FDA will agree with our decisions not to seek clearances for particular device modifications. If the FDA disagrees, and requires new clearances or approvals for any modifications, and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to recall and to stop the manufacturing and marketing of the modified device until we obtain the FDA approval or clearance, and we may be subject to significant regulatory fines or penalties. Failure to obtain regulatory clearance or approvals of our products, including any changes to existing products, could have an adverse material impact on our business, financial condition, and results of operations.

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

The FDA and foreign regulatory bodies impose extensive regulations applicable to our operations and products, including regulations governing product and sterilization standards, packaging requirements, labeling requirements, adverse event reporting, quality management system and manufacturing requirements, import restrictions, tariff regulations, duties, and tax requirements. The FDA and other foreign regulatory bodies worldwide conduct periodic inspections of our facilities to determine compliance with the FDA’s requirements and all comparable foreign regulations. We cannot assure you that we will be able to achieve and maintain compliance required for the FDA, CE marking, or other foreign regulatory clearances or approvals for any or all our operations and products or that we will be able to produce our products in a timely and profitable manner while complying with applicable requirements.

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

Additionally, the implementation of the EU MDR, which was put into effect in 2021, has changed several aspects of the medical device regulatory framework in the EU. Specifically, the EU MDR requires (i) changes in the clinical evidence required for medical devices, (ii) post-market clinical follow-up evidence, (iii) annual reporting of safety information for Class III and Class IIb products, and reporting every two years for Class IIa products, (iv) Unique Device Identification (“UDI”) for all products and submission of core data elements to an EU UDI database prior to placement of a device on the market, (v) reclassification of some medical devices, and (vi) multiple other labeling changes. Approvals for certain of our currently marketed products could be curtailed or withdrawn as a result of the implementation of the EU MDR, and acquiring approvals for new products could be more challenging and costly. The EU MDR requires all devices to undergo review and approval for compliance to EU MDR by the expiry of a transitional period.  The original expiry date of May 26, 2024 has been extended to May 26, 2026, or December 31, 2027 or December 31, 2028 for certain devices, depending on the risk classification of the device, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within the original time period. We have reviewed our products that are sold in the EU market and have completed the product rationalization exercise to identify the products that we will continue to market in the EU. Products we intend to continue marketing require substantial submissions to be made to the notified bodies for a conformity assessment under the EU MDR. We secured certification extensions for several products in accordance with EU MDR transitional guidance.  We have achieved EU MDR certification for Monovisc and Hyalofast, and have other products’ submissions either under review, or planned to meet updated certification deadlines. Compliance with this and any other requirements is time-consuming and costly, and our failure to comply may subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

Notices of inspectional observations or deficiencies from the FDA or other regulatory bodies require us to undertake corrective and preventive actions or other actions to address the FDA’s or other regulatory bodies' concerns. These actions could be expensive and time-consuming to complete and could impose an additional burden on us.

We are subject to periodic inspections by the FDA and other regulatory bodies related to regulatory requirements that apply to products designed and manufactured, and clinical trials sponsored by us. If we receive notice of inspectional observations or deficiencies from the FDA or other regulatory bodies following an inspection, we may be required to undertake corrective and protective actions or other actions to address the FDA or other regulatory bodies concerns which could be expensive and time-consuming to complete and could impose additional burdens and expenses. We have previously received notices of observations or deficiencies from the FDA. Failure to adequately address the FDA’s or other regulatory bodies’ concerns could expose us to enforcement or administrative actions.

We may rely on third parties to support certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory clearance or approval or commercialize our products, and our business could be substantially harmed.

We have hired experienced clinical development and regulatory staff, and we have also retained the services of knowledgeable external service providers, including consultants and clinical research organizations, to develop and supervise our clinical trials and regulatory processes. Despite our internal investment in staffing, we will remain dependent upon these third-party contract research organizations and consultants to carry out portions of our clinical and pre-clinical research studies and regulatory filing assistance for the foreseeable future. As a result, we have had and will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events, and the management of data developed through the trials that would be the case if we were relying entirely on our own staff. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. Failure by these third parties to comply with regulatory requirements or to meet timing expectations may require us to repeat clinical trials or preclinical studies, which would delay the regulatory clearance or approval process, or require substantial unexpected expenditures.

If we are found to have improperly promoted our products for off label uses, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices and drugs. For example, devices cleared under section 510(k) of the FDCA cannot be marketed for any intended use that is outside of the FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products on their patients in a manner that is inconsistent with the intended use cleared by the FDA. If we are found to have promoted such “off label” uses, we may become subject to significant government fines and other related liability. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

We are subject to various healthcare laws and regulations, and any failure to comply with applicable laws could subject us to significant liability and harm our business.

The sales, marketing, pricing, and reimbursement practices of medical product companies, and their relationships with healthcare providers such as physicians, hospitals, ASCs, and others, are subject to extensive regulation and enforcement scrutiny. Our industry is subject to various laws and regulations pertaining to healthcare fraud and abuse, as well as other laws that impose extensive tracking and reporting related to all transfers of value provided to certain health care providers and others. These laws include the False Claims Act, the Anti-Kickback Statute, the Stark law, the Physician Payments Sunshine Act, the FDCA, and similar laws and regulations in the United States and around the world. These laws and regulations are broad in scope and are subject to evolving interpretation. Because our products are administered by healthcare providers and reimbursed by government healthcare programs under a “buy-and-bill” model, our pricing, contracting, discounting, reimbursement support, and other arrangements with customers and third parties may be subject to heightened scrutiny under federal and state fraud and abuse laws, including the Anti-Kickback Statute and the False Claims Act. Even arrangements intended to facilitate product access, reimbursement, or patient affordability may be subject to regulatory interpretation or enforcement. We could be required to incur substantial costs to investigate, audit, and monitor compliance or to alter our practices, to the extent that we are subject to government scrutiny under these laws. In addition, we are subject to various laws concerning anti-corruption and anti-bribery matters (including the Foreign Corrupt Practices Act), sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, the Securities and Exchange Commission, the Office of Foreign Access Control, the Bureau of Industry and Security of the U.S. Department of Commerce, and state attorneys general. Any failure to comply with these laws could subject us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In early 2020, we completed the acquisitions of Parcus Medical and Arthrosurface Incorporated, in which we expanded our product portfolio and pipeline, diversified our business, expanded our commercial infrastructure, entered new markets, and increased the scope of our operations and the number of our employees. In October 2024, we sold the Arthrosurface asset group and in March 2025, we sold the Parcus Medical asset group.  This decision was made as the cost to manage these product lines impacted our profitability and took focus away from our core HA-related business.

While the divestitures are substantially complete, there may be increased risk with the divestitures of these businesses due to diversion of the attention of management created by the divestiture process, disruptions or other difficulties encountered in the divestiture process, and unforeseen liabilities or unanticipated problems with the businesses being sold, which could have a material adverse effect on our business, operating results and financial condition. The acquisition of these two companies and the related investment in the business have significantly contributed to our net losses in recent years.

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

Since we manufacture our products for sale worldwide, our business is subject to risks associated with doing business internationally. During 2025, 2024, and 2023, 38%, 31%, and 28%, respectively, of our product sales were to international customers. We continue to be subject to a variety of risks, which could cause fluctuations in the results of our international and domestic operations. These risks include:

●	The impact of recessions, inflation and other economic conditions in economies outside the United States;
●	Instability of foreign economic, political, and labor conditions;
●	Fluctuations in foreign currency exchange rates relative to the U.S. dollar;
●	Unfavorable labor regulations applicable to our European operations, such as severance and the unenforceability of non-competition agreements in the EU;
●	The impact of strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, or other collective bargaining disputes;
●	Difficulties in complying with restrictions imposed by regulatory or market requirements, tariffs, or other trade barriers or by U.S. export laws;
●	Imposition of government controls limiting the volume of international sales;
●	Longer accounts receivable payment cycles;
●	Potentially adverse tax consequences, including, if required or applicable, difficulties transferring funds generated in non-U.S. jurisdictions to the United States in a tax efficient manner;
●	Difficulties in protecting intellectual property, especially in international jurisdictions;
●	Difficulties in managing international operations; and
●	Burdens of complying with a wide variety of foreign laws, including the EU MDR and GDPR among others.

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

The trading market for our common stock is influenced by research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. No person is under any obligation to publish research or reports on us, and any person publishing research or reports on us may discontinue doing so at any time without notice. If adequate research coverage is not maintained on our company or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price would likely decline. If any analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We rely on information technology and data to operate our business and develop, market, and deliver our products to our customers. We have implemented and maintained various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, manufacturing equipment and processes, lab equipment, software, and our critical data including confidential, personal, proprietary, financial and sensitive data. Accordingly, we maintain certain risk assessment processes intended to identify risks from cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business.

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

Our cybersecurity risk management program leverages trusted technology partners and solutions in an effort to identify and track key cybersecurity risks. This program includes period security assessments conducted in collaboration with our key stakeholders, penetration testing and vulnerability assessments, and a mandatory cybersecurity training program for employees. To manage cybersecurity incidents, our global security operations team maintains a cybersecurity incident response plan, conducts readiness exercises, and takes steps to improve the program, as appropriately, to manage the changing threats faced in our industry.

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

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Risks from cybersecurity threats have, to date, not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition; however, from time to time, we have experienced threats and security incidents relating to our internal and our third-party vendors’ information systems. For additional information, please see the section captioned “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

The role of the Board of Directors in our risk oversight process includes receiving reports from management and the chairs of Board committees on areas of material risk to our Company, including cybersecurity risks. The Board has delegated primary responsibility to the Audit Committee to review these matters. As established in the Audit Committee Charter, the Audit Committee oversees cybersecurity risks by reviewing reports, summaries and presentations on data management and security initiatives and significant existing and emerging cybersecurity risks. This includes material cybersecurity incidents, the impact to us and our stakeholders of any significant cybersecurity incident, and any disclosure obligations arising from any such incidents. Our VP of IT reviews the risks from cybersecurity threats to the Audit Committee at least annually and to the full Board, as necessary.

ITEM 2. PROPERTIES

We maintain leases on three facilities, including our corporate headquarters location in Bedford, Massachusetts, where we lease approximately 134,000 square feet of administrative, research and development, and manufacturing space. The lease on this facility contains multiple extension options that allow us to extend the term through October 2038. Our other lease locations are in Warsaw, Indiana and Padova, Italy. These additional facilities provide us with an aggregate of over 64,000 square feet of additional space and have terms expiring between 2026 and 2032, subject to certain renewal provisions contained within the lease agreements.

See Note 8, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our specific leaseholds.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock has traded on the NASDAQ Global Select Market since November 25, 1997, under the symbol “ANIK.” At December 31, 2025, the closing price per share of our common stock was $9.61 as reported on the NASDAQ Global Select Market, and there were 96 holders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater, due to shares being held by intermediaries.

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

Performance Graph

Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on December 31, 2020, in our common stock and each of the indices. Past performance is not indicative of future results.

	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Anika Therapeutics, Inc.	$100.00	$79.16	$65.40	$50.07	$36.37	$21.23
NASDAQ Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
NASDAQ Biotechnology Index	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended December 31, 2025 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to 31, 2025	-	$-	-	$25,000
November 1 to 30, 2025	219,660	$9.89	219,660	$22,828
December 1 to 31, 2025	342,454	$9.59	342,454	$19,543
Total	562,114		562,114

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (the “2024 Share Repurchase Program”). In the event of positive “free cash flow” as defined in the 2024 Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount and in no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. On May 28, 2024, we entered into a share repurchase agreement under a Rule 10b5-1 plan with Bank of America and we completed the first $15.0 million tranche of the 2024 Share Repurchase Program in March 2025. On November 6, 2026, we entered into a share repurchase agreement under a Rule 10b5-1 plan with Clear Street LLC for another $15.0 million related to the 2024 Share Repurchase Program.  As of December 31, 2025, the Company had repurchased 1,308,545 shares at an average cost of $15.63 per share, representing 51% of the then estimated total number of shares expected to be repurchased under the 2024 Share Repurchase Program.

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

In early 2020, we expanded our product portfolio and commercial capabilities through the acquisitions of Parcus Medical, LLC and Arthrosurface Incorporated, adding sports medicine, joint preservation, and instrumentation offerings to our business. In 2024, we refined our strategic focus to prioritize OA Pain Management and regenerative solutions and, consistent with this focus, divested Arthrosurface Incorporated in October 2024 and Parcus Medical, LLC in March 2025.

As we look forward to the future, our business is positioned to capture value within our target market of OA Pain Management and Regenerative Solutions product portfolios. We believe our success will be driven by our:

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

●	Growth of the Integrity Implant System, our HA-based scaffold for rotator cuff and other tendon repairs;

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

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA-based OA Pain Management offerings that are indicated to provide pain relief from osteoarthritis conditions; and Cingal, our novel, next-generation, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid. Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven osteoarthritis pain product which is designed to provide both short- and long-term pain relief, through at least six months.  It is currently sold outside the United States in 53 countries.  In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. Cingal is currently not approved for commercial use in the United States. We have been actively engaging with the U.S. Food and Drug Administration (“FDA”) on next steps for U.S. regulatory approval.

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

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

Statement of Operations Detail

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$112,819	$119,907	$(7,088)	(6%)
Cost of revenue	49,012	43,909	5,103	12%
Gross profit	63,807	75,998	(12,191)	(16%)
Gross margin	57%	63%
Operating expenses:
Research & development	25,770	25,544	226	1%
Selling, general & administrative	49,088	55,555	(6,467)	(12%)
Total operating expenses	74,858	81,099	(6,241)	(8%)
Loss from operations	(11,051)	(5,101)	(5,950)	117%
Interest and other income, net	1,744	2,337	(593)	(25%)
Loss before income taxes	(9,307)	(2,764)	(6,543)	237%
Provision for income taxes	672	6,064	(5,392)	(89%)
Loss from continuing operations	(9,979)	(8,828)	(1,151)	13%
Loss from discontinued operations, net of tax	(901)	(47,557)	46,656	(98%)
Net loss	$(10,880)	$(56,385)	$45,505	(81%)

Revenue

We classify our revenue between the Original Equipment Manufacturer (“OEM”) Channel and the Commercial Channel. In the OEM Channel, we are responsible for development and manufacturing of products sold to our OEM partners governed by long-term agreements, but we do not control sales, marketing, or pricing with end users. In the Commercial Channel, we have full responsibility for sales, marketing, and pricing of products through our commercial leaders, direct sales representatives, and independent distributors. Revenue from our Regenerative Solutions and international OA Pain Management businesses is included in the Commercial Channel.

The following table presents revenue by product family for fiscal years 2025 and 2024 (dollars in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change

OEM Channel	$64,406	$77,770	$(13,364)	(17%)
Commercial Channel	48,413	42,137	6,276	15%
	$112,819	$119,907	$(7,088)	(6%)

Revenue for the year ended December 31, 2025 was $112.8 million, a decrease of $7.1 million, or 6%, compared to the prior year. The decrease in revenue was driven by lower pricing with our OEM channel partners, primarily J&J MedTech.

Revenue from our OEM Channel product family decreased 17% for the year ended December 31, 2025, as compared to prior year, due to a $12.6 million decrease in J&J MedTech revenue, primarily due to lower pricing contributing $10.0 million of the decrease and lower volumes contributing to $2.6 million of the decrease. There was a $0.8 million decrease in the Non-Orthopedic category revenue with prior year due to lower veterinary sales offset by higher ophthalmic and surgery product sales.

Revenue from our Commercial Channel product family increased 15% for the year ended December 31, 2025, as compared to prior year, due to international sales growth on Cingal and Orthovisc, offset by lower Monovisc shipments due to manufacturing delays. This sales growth in international OA Pain Management products was primarily related to increased product demand of $3.6 million and minimal change on pricing with international customers. We also continued our full market release of Integrity in the U.S. in 2025 which contributed to a $3.4 million increase during the year ended December 31, 2025 and we had a $0.8 million increase in Hyalofast which is sold only outside of the United States. These increases in international OA Pain Management, Hyalofast and Integrity revenues were offset by a $1.5 million decrease in Tactoset sales during 2025.

Gross Profit and Margin

Gross profit for the year ended December 31, 2025 was $63.8 million, or gross margin of 57%, as compared with $76.0 million, or gross margin of 63%, for the year ended December 31, 2024. The decrease in gross profit for the year ended December 31, 2025, primarily resulted from lower revenue, primarily related to OA Pain Management products in the U.S., product channel mix with a higher percentage of international sales which have a lower selling price, increased manufacturing costs and higher inventory reserves.

Research and Development

Research and development costs for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$2,193	$1,789	$404	23%
Integrity development costs	1,370	943	427	45%
Cingal clinical study	2,998	363	2,635	726%
Regulatory external costs	906	2,728	(1,822)	(67%)
Other early programs and unallocated expenses	3,631	3,884	(253)	(7%)
Total external costs	11,098	9,707	1,391	14%
Internal costs:
Employee compensation and benefits	12,692	13,779	(1,087)	(8%)
Facility and other	1,980	2,058	(78)	(4%)
Total internal costs	14,672	15,837	(1,165)	(7%)
Total research and development expense	$25,770	$25,544	$226	1%

Research and development external costs for the years ended December 31, 2025 and 2024 were $11.1 million and $9.7 million, respectively. The increase in research and development external costs was primarily due to increased spending on Cingal regulatory submission activities offset by lower regulatory costs related to EU MDR requirements.

Research and development internal costs for the years ended December 31, 2025 and 2024 were $14.7 million and $15.8 million, respectively. The decrease in internal research and development costs was primarily due to a reduction in headcount and a $0.1 million gain on the sale of an intangible asset during the year ended December 31, 2025.

For additional information on our research and development activities, please see the section captioned “Part I. Item 1. Business—Research and Development” in this Annual Report on Form 10-K.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2025 were $49.1 million, a decrease of $6.5 million, or 12%, as compared to the prior year. The decrease in SG&A expenses for the year ended December 31, 2025 was due primarily to lower general and administrative expenses such as $2.2 million in shareholder activism costs that occurred in prior year, $1.5 decrease in stock-based compensation and the remainder attributable to lower headcount and professional fees. We have been investing and expect to continue to invest in selling and marketing expenses primarily related to our Commercial Channel.

Loss from Continuing Operations

For the year ended December 31, 2025, the loss from continuing operations was $10.0 million, compared to a loss from continuing operations of $8.8 million for the prior year. The $1.2 million decrease in the loss from continuing operations was due to lower revenues, primarily from J&J MedTech offset somewhat by lower operating expenses, primarily related to lower SG&A expenses.

Income Taxes

The provision for income taxes was $0.7 million for the year ended December 31, 2025, resulting in an effective tax rate of (7.1%). The provision from income taxes was $6.1 million for the year ended December 31, 2024, resulting in an effective tax rate of (219.4%). The decrease in our effective rate for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily due to the fact that we did not incur current income taxes in the United States during the year ended December 31, 2025.

Non-GAAP Financial Measures

We present certain information with respect to adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted net income, adjusted diluted earnings per share or adjusted Earnings Per Share (“EPS”), which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States (“GAAP”), and is not necessarily comparable to similarly titled measures presented by other companies.

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

•	we exclude acquisition related expenses, including transaction costs and other related expenses, amortization and depreciation of acquired assets in recent acquisitions ;

•	we exclude certain impairment charges, including impairment related to intangible assets, certain product rationalization charges;

•	we exclude goodwill impairment charges and changes in the fair value of contingent consideration;

•	we exclude certain other non-recurring costs, such as costs associated with shareholder activism;

•

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

The following is a reconciliation of adjusted EBITDA to net loss from operations for the years ended December 31, 2025 and 2024 respectively:

	Years Ended December 31,
	2025	2024
Net loss from continuing operations	$(9,979)	$(8,828)
Interest and other income, net	(1,744)	(2,337)
Provision for income taxes	672	6,064
Depreciation and amortization	5,580	5,688
Stock-based compensation	10,216	12,158
Product rationalization charges	-	606
Non-recurring professional fees	596	-
Costs of shareholder activism	-	2,185
Adjusted EBITDA	$5,341	$15,536

Adjusted EBITDA for year ended December 31, 2025 was $5.3 million, a decrease of $10.2 million as compared to 2024. The decrease in adjusted EBITDA was primarily due to lower revenues, primarily related to J&J MedTech and lower gross profit due to higher inventory reserves and manufacturing costs.

Adjusted Net Loss and Adjusted EPS from Continuing Operations

We present information below with respect to adjusted net loss and adjusted EPS from continuing operations. We define adjusted net loss from continuing operations as our net loss from continuing operations excluding amortization and depreciation of acquired assets, changes in the fair value of contingent consideration, as well as certain impairment charges, including impairment related to IPR&D assets and non-cash product rationalization charges, each on a tax effected basis. Acquisition-related expenses are those that we would not have incurred except as a direct result of acquisition transactions. The amortized assets contribute to revenue generation and the amortization of such assets will recur in future periods until such assets are fully amortized. These assets include the estimated fair value of certain identified assets acquired in acquisitions, including in-process research and development (“IPR&D”), developed technology, customer relationships and acquired trade names. We define adjusted EPS from continuing operations as U.S. GAAP diluted earnings per share from continuing operations excluding the above adjustments to net loss from continuing operations used in calculating adjusted net loss from continuing operations, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income from continuing operations to net loss from continuing operations for the years ended December 31, 2025 and 2024, respectively:

	Years Ended December 31,
	2025	2024
Net loss from continuing operations	$(9,979)	$(8,828)
Product rationalization charges, tax effected	-	457
Share-based compensation, tax effected	10,954	9,167
Non-recurring professional fees, tax effected	639	-
Costs of shareholder activism, tax effected	-	1,647
Adjusted net income from continuing operations	$1,614	$2,443

The following is a reconciliation of adjusted diluted income from continuing operations per share to diluted loss from continuing operations per share for the years ended December 31, 2025 and 2024, respectively (in thousands, expect per share data):

	Years Ended December 31,
	2025	2024
Diluted loss from continuing operations per share	$(0.70)	$(0.60)
Product rationalization charges, tax effected	-	0.03
Share-based compensation, tax effected	0.77	0.62
Non-recurring professional fees	0.04	-
Costs of shareholder activism, tax effected	-	0.11
Adjusted diluted income from continuing operations per share	$0.11	$0.16

Adjusted net income from continuing operations in 2025 was $1.6 million, a decrease of $0.8 million as compared to 2024. The decrease in adjusted net income from continuing operations and adjusted diluted income from continuing operations per share for the period was primarily due to lower revenues and higher manufacturing expenses during the year.

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

Revenue from our OEM Channel product family decreased 8% for the year ended December 31, 2024, as compared to prior year, due to lower J&J MedTech revenue, primarily due to lower volumes resulting in a decrease of $4.3 million and lower pricing contributing to a $1.6 million decrease and the discontinuation of certain non-orthopedic products resulting in a decrease of $1.1 million.

Revenue from our Commercial Channel product family increased 17% for the year ended December 31, 2024, as compared to prior year, due to an international sales growth on all our main OA Pain Management products (Monovisc, Cingal and Orthovisc). This sales growth for international OA Pain Management products was primarily related to increased product demand of $4.3 million and minimal change on pricing with international customers. We also launched a full market release of Integrity in the U.S. in 2024 which contributed to a $1.7 million increase in regenerative product sales during the year ended December 31, 2024.

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

Research and Development

Research and development costs for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$1,789	$1,712	$77	4%
Integrity development costs	943	2,290	(1,347)	(59%)
Cingal clinical study	363	-	363	-%
Regulatory external costs	2,728	2,612	116	4%
Other early programs and unallocated expenses	3,884	2,131	1,754	82%
Total external costs	9,707	8,745	962	11%
Internal costs:
Employee compensation and benefits	13,779	11,259	2,520	22%
Facility and other	2,057	1,759	298	17%
Total internal costs	15,836	13,018	2,818	22%
Total research and development expense	$25,544	$21,763	$3,781	17%

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 were $55.6 million, a decrease of $4.4 million, or 7%, as compared to the prior year. The decrease in SG&A expenses from the prior year was primarily due to reduced shareholder activism costs of $0.8 million, lower stock-based compensation of $0.8 million, and $1.2 million in other non-recurring costs incurred in 2023 with the remainder attributed to lower headcount.

Income (Loss) from Continuing Operations

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

Concentration of Risk

We have historically derived most of our revenue from a small number of customers, most of whom resell our products to end-users and are significantly larger companies than us. For the year ended December 31, 2025, J&J MedTech accounted for 50% of revenue, as compared to 57% in prior year. While we believe that our expanded commercial infrastructure has been and will continue to diversify our revenue base, we expect to continue to be dependent on a small number of large customers, especially J&J MedTech, for a sizeable portion of our revenues in the near-term future. The failure of these customers to purchase our products in the amounts they historically have or in amounts that we expect could materially impact our business.  We also have Notes Receivable that we have recorded as consideration related to the divestiture of the Arthrosurface asset group in which repayment will be dependent upon the cash receipts that we receive from Arthrosurface.

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

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations, particularly for our expansion of manufacturing capacity. We believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $57.5 million and $55.6 million, and working capital totaled $80.2 million and $90.3 million, at December 31, 2025 and 2024, respectively.

We entered into a Third Amendment to Credit Agreement, on November 12, 2021, with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017, and provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of December 31, 2025, and 2024, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash provided by (used in)
Operating activities	$11,188	$5,403	$(1,788)
Investing activities	(401)	(8,334)	(5,427)
Financing activities	(10,551)	(12,729)	(6,324)
Effect of exchange rate changes on cash	86	(48)	79
Net increase (decrease) in cash and cash equivalents	$322	$(15,708)	$(13,460)

The following changes contributed to the net change in cash and cash equivalents from 2024 to 2025.

Operating Activities

Cash provided by (used in) operating activities was $11.2 million, $5.4 million and $(1.8) million for 2025, 2024 and 2023, respectively. The increase in cash provided by operating activities was primarily due to a lower net loss in 2025 as we incurred a $47.6 million loss from discontinued operations, offset somewhat by $44.1 million in non-cash impairment charges with the divestitures of Arthrosurface and Parcus Medical during the year ended December 31, 2024.

For the foreseeable future, we expect to continue to invest in research and development for new products and clinical trials related to our HA-based technology to support our growth strategy, particularly on Cingal and Integrity. These costs will be funded with a combination of cash on hand and cash expected to be generated from future operations.

Investing Activities

Cash used in investing activities was $0.4 million, $8.3 million and $5.4 million for 2025, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily related to proceeds received from the sales of Arthrosurface and Parcus Medical offset by an increase in capital expenditures in 2025 to support the expansion of manufacturing capacity at our Bedford facility.

Financing Activities

Cash used in financing activities was $10.6 million, $12.7 million and $6.3 million for 2025, 2024 and 2023, respectively. The decrease in cash used in financing activities was primarily due a reduction in stock repurchases as we incurred $9.5 million in 2025 versus $10.9 million on the stock repurchase program we started in May 2024. We also had lower payments in cash withheld for taxes related the vesting of restricted stock awards.

For a discussion of our liquidity and capital resources as of December 31, 2024, and our cash flow activities for the fiscal year ended December 31, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 17, 2025, which is incorporated by reference in this Report.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our non-cancelable operating leases, purchase commitments, and contractual obligations related to future periods which are not reflected in our consolidated balance sheet at December 31, 2025. Purchase commitments relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Leases	$32,733	$2,848	$5,544	$5,544	$18,797
Year Ended December 31, 2025	$32,733	$2,848	$5,544	$5,544	$18,797

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

For commercial partnership sales, we sell our products directly to these partners, who perform most of the downstream sales and marketing activities to customers and end users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of products. We recognize revenue from product sales when the customer obtains control of our product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include sales-based royalties and milestones. Sales-based royalties and milestones are only recognized when the latter of the underlying sale occurs or the performance obligation to which some or all of the sales-based royalties have been satisfied (or partially satisfied). This is generally in the same period that our commercial partners complete their product sales in their territory, for which we are contractually entitled to a percentage-based royalty. We record royalty revenues based on estimated net sales of licensed products as reported to us by our commercial partners. The differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenues in our consolidated statement of operations.

Our largest customer, J&J MedTech, represented 50% of total revenues for the year ended December 31, 2025. Our collaboration agreement with J&J MedTech includes contracts with Orthovisc and Monovisc products, which were entered into in 2003 and 2011, respectively. Pursuant to the J&J MedTech contracts, we are the exclusive supplier responsible for the manufacture and sale to J&J MedTech of the Orthovisc and Monovisc products pursuant to J&J MedTech’s purchase orders, while J&J MedTech is responsible for the marketing, sales and distribution to end-customers. In general, our long-term contractual arrangements do not allow for any other product source suppliers for the OEM Channel partners. Furthermore, given the proprietary nature of the products, manufacturing would not be easily replicated by the OEM Channel partners, including J&J MedTech nor would an alternative source of supply be available, such that the product supply and license are not distinct. For these reasons, we believe that revenue earned from the combined fixed and variable consideration paid for the sales of the product meets the objective of ASC 606-10-50-5 in depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

For sales to hospitals and ambulatory service centers, which generally pair in-house sales representatives with local or regional distributors, the inventory is generally consigned so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Revenue is recognized typically as of the date of surgical implantation of the product.

For distributor sales, we sell our products to our distributors, generally outside the United States, who subsequently resell the products to sub-distributors and health care providers, among others. We recognize revenue from product sales when the distributor obtains control of our product, which typically occurs upon shipment to the distributor, in return for agreed-upon, fixed-price consideration. Performance obligations are generally settled quickly after purchase order acceptance. We have no performance obligations greater than one year; therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally insignificant. We sell to a diversified base of distributors and, therefore, we believe there is no material concentration of credit risk.

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

Some of our distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations, and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material rights are recognized when the additional goods are transferred to the customer or when the option expires. During 2025, the consideration allocated to material rights was not significant.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. There was no deferred revenue as of December 31, 2025 and 2024, respectively.

Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms where the customer pays the shipping company directly for all shipping and handling costs. In those contracts in which we pay for shipping and handling, the associated costs are generally recorded along with the product sale at the time of shipment in cost of revenue when control over the products has been transferred to the customer. Value-added and other taxes we collected concurrently with revenue-producing activities are excluded from revenue. Our general product warranty does not extend beyond an assurance that the product or services delivered will be consistent with stated contractual specifications, which does not create a separate performance obligation. We recognize the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that we otherwise would have recognized is one year or less in accordance with the practical expedient in paragraph Code 340-40-25-4. These costs are included in selling, general and administrative expenses.

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

Foreign Currency Exchange Risk

Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately $27.6 million of our revenue was denominated in foreign currencies (primarily the Euro and UK pound sterling) for the year ended December 31, 2025. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash, accounts payable, and accounts receivable denominated in non-functional currencies. We also utilize clinical vendors that are located in various countries outside of the United States that invoice us in their local currency and we have one major supplier contract denominated in a foreign currency. We do not engage in foreign currency hedging arrangements for these transactions, and, consequently, foreign currency fluctuations may adversely affect our earnings. Unfavorable fluctuations in exchange rates would have a negative impact on our financial statements. The impact of currency exchange rate fluctuations related to our international subsidiaries on our financial statements was insignificant in 2025. We recognize foreign currency gains or losses arising from our operations in the period incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANIKA THERAPEUTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anika Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Reserve for Excess and Obsolete Inventories — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary, based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, the inventory reserve write-offs are considered permanent adjustments to the carrying value of inventory. As of December 31, 2025, the Company has total inventories of $22.3 million, net of excess quantities and obsolescence reserves.

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

March 2, 2026

We have served as the Company’s auditor since 2017.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$57,481	$55,629
Accounts receivable, net	23,690	23,594
Inventories	18,787	23,809
Prepaid expenses and other current assets	3,400	5,494
Current assets held for sale	-	5,126
Total current assets	103,358	113,652
Property and equipment, net	40,324	38,994
Right-of-use assets	25,939	25,685
Other long-term assets	4,034	5,656
Notes receivable	5,636	5,935
Deferred tax assets	1,275	1,177
Intangible assets, net	1,650	2,490
Goodwill	8,054	7,125
Non-current assets held for sale	-	2,026
Total assets	$190,270	$202,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,041	$5,617
Accrued expenses and other current liabilities	15,867	13,567
Current liabilities held for sale	-	4,122
Total current liabilities	21,908	23,306
Other long-term liabilities	701	772
Lease liabilities	24,196	24,014
Non-current liabilities held for sale	-	659
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common stock, $.01 par value; 90,000 shares authorized, 15,385 issued and 13,889 outstanding and 15,010 shares issued and 14,416 outstanding at December 31, 2025 and 2024, respectively	139	144
Additional paid-in-capital	87,498	88,961
Accumulated other comprehensive loss	(4,959)	(6,783)
Retained earnings	60,787	71,667
Total stockholders’ equity	143,465	153,989
Total liabilities and stockholders’ equity	$190,270	$202,740

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenue	$112,819	$119,907	$120,792
Cost of revenue	49,012	43,909	38,260
Gross profit	63,807	75,998	82,532

Operating expenses:
Research & development	25,770	25,544	21,763
Selling, general & administrative	49,088	55,555	59,925
Total operating expenses	74,858	81,099	81,688
(Loss) income from operations	(11,051)	(5,101)	844
Interest and other income, net	1,744	2,337	2,312
(Loss) income before income taxes	(9,307)	(2,764)	3,156
Provision for income taxes	672	6,064	6,595
Loss from continuing operations	(9,979)	(8,828)	(3,439)
Loss from discontinued operations, net of tax	(901)	(47,557)	(79,228)
Net loss	$(10,880)	$(56,385)	$(82,667)

Loss per share:
Basic
Continuing operations	$(0.70)	$(0.60)	$(0.23)
Discontinued operations	(0.06)	(3.23)	(5.41)
	$(0.76)	$(3.83)	$(5.64)

Diluted
Continuing operations	$(0.70)	$(0.60)	$(0.23)
Discontinued operations	(0.06)	(3.23)	(5.41)
	$(0.76)	$(3.83)	$(5.64)

Weighted average common shares outstanding:
Basic	14,339	14,721	14,656
Diluted	14,339	14,721	14,656

Net loss	$(10,880)	$(56,385)	$(82,667)
Foreign currency translation adjustment	1,824	(840)	500
Comprehensive loss	$(9,056)	$(57,225)	$(82,167)

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Total
	Number of	$.01 Par	Additional Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, December 31, 2022	14,625	$146	$81,141	$210,719	$(6,443)	$285,563
Issuance of common stock for equity awards	2	-	23	-	-	23
Vesting of restricted stock units	262	3	(3)	-	-	-
Issuance of common stock from employee purchase plan	41	-	805	-	-	805
Stock-based compensation expense	-	-	15,243	-	-	15,243
Repurchase of common stock	(188)	(2)	(5,048)	-	-	(5,050)
Retirement of common stock for minimum tax withholdings	(82)	-	(2,152)	-	-	(2,152)
Net loss	-	-	-	(82,667)	-	(82,667)
Other comprehensive loss	-	-	-	-	500	500
Balance, December 31, 2023	14,660	$147	$90,009	$128,052	$(5,943)	$212,265
Issuance of common stock for equity awards	3	-	76	-	-	76
Vesting of restricted stock units	312	3	(2)	-	-	1
Issuance of common stock from employee purchase plan	44	-	708	-	-	708
Stock-based compensation expense	-	-	11,677	-	-	11,677
Repurchase of common stock	(506)	(5)	(10,909)	-	-	(10,914)
Retirement of common stock for minimum tax withholdings	(97)	(1)	(2,598)	-	-	(2,599)
Net loss	-	-	-	(56,385)	-	(56,385)
Other comprehensive loss	-	-	-	-	(840)	(840)
Balance, December 31, 2024	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	319	3	1,692	-	-	1,695
Issuance of common stock from employee purchase plan	55	1	500	-	-	501
Stock-based compensation expense	-	-	7,388	-	-	7,388
Repurchase of common stock	(803)	(8)	(9,477)	-	-	(9,485)
Retirement of common stock for minimum tax withholdings	(98)	(1)	(1,566)	-	-	(1,567)
Net loss	-	-	-	(10,880)	-	(10,880)
Other comprehensive income	-	-	-	-	1,824	1,824
Balance, December 31, 2025	13,889	$139	$87,498	$60,787	$(4,959)	$143,465

The accompanying notes are an integral part of these consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2025	2024	2023
	(a)	(a)	(a)
Cash flows from operating activities:
Net loss	$(10,880)	$(56,385)	$(82,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,372	6,884	6,434
Amortization of acquisition related intangible assets	357	1,237	7,783
Non-cash operating lease cost	2,061	2,150	2,231
(Gain) loss on sale of assets	(166)	2,864	1,917
Loss on impairment of long-lived assets	-	2,462	62,190
Stock-based compensation expense	10,084	13,130	15,243
Deferred income taxes	(7)	260	(6,327)
Provision for doubtful accounts	265	1,185	190
Provision for inventory	5,821	44,708	3,341
Interest income on notes receivable	(896)	-	-
Changes in operating assets and liabilities:
Accounts receivable	408	3,366	(1,305)
Inventories	30	(9,424)	(11,396)
Prepaid expenses, other current and long-term assets	2,327	558	560
Accounts payable	42	(2,506)	(11)
Operating lease liabilities	(1,996)	(2,082)	(2,149)
Accrued expenses, other current and long-term liabilities	(1,500)	(3,669)	1,648
Income taxes	(134)	665	530
Net cash provided by (used in) operating activities	11,188	5,403	(1,788)

Cash flows from investing activities:
Purchases of property and equipment	(6,826)	(7,734)	(5,427)
Proceeds from sale of Parcus	4,496	-	-
Note receivable	1,329	-	-
Proceeds from sale of intangible asset	600	-	-
Acquisition of intangible asset	-	(600)	-
Net cash used in investing activities	(401)	(8,334)	(5,427)

Cash flows from financing activities:
Repurchases of common stock	(9,485)	(10,914)	(5,000)
Proceeds from employee stock purchase program	500	708	805
Cash paid for tax withheld on vested restricted stock awards	(1,566)	(2,599)	(2,152)
Proceeds from exercises of equity awards	-	76	23
Net cash used in financing activities	(10,551)	(12,729)	(6,324)

Exchange rate impact on cash	86	(48)	79

Increase (decrease) in cash and cash equivalents	322	(15,708)	(13,460)
Cash and cash equivalents at beginning of period	57,159	72,867	86,327
Cash and cash equivalents at end of period	$57,481	$57,159	$72,867
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,076	$3,993	$3,117
Right-of-use assets obtained in exchange for operating lease liabilities	$2,213	$-	$268
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$666	$639	$815
Notes receivable	$-	$5,935	$-

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

In October 2024, the Company announced a strategic shift to concentrate on OA Pain Management and Regenerative Solutions. This strategic decision resulted in the sale of Arthrosurface on October 31, 2024 and the sale of Parcus Medical on March 7, 2025, both of which were acquired in early 2020.

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

As noted above, the Company made a strategic decision in October 2024 that resulted in the divestitures of Arthrosurface and Parcus Medical. The consolidated financial statements reflect the Arthrosurface and Parcus results of operations as discontinued operations, and the related assets and liabilities as held-for-sale for all periods presented.

Certain reclassifications have been made to prior period financial operations to reflect discontinued operations presentation. Unless otherwise noted, amounts and disclosures throughout these consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

Foreign Currency Translation

The functional currency of Anika S.r.l. is the Euro and the functional currency of Anika Therapeutics Limited is the British Pound Sterling. Assets and liabilities of the foreign subsidiaries are translated using the exchange rate existing on each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for the period. The translation adjustments resulting from this process are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) which resulted in a (loss) gain from foreign currency translation of $1.8 million, ($0.8) million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations. The Company recognized a loss from foreign currency transactions of ($0.4) million, ($0.2) million, and ($0.1) million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

The components of the Company’s accounts receivable are as follows:

	As of December 31,
	2025	2024
Accounts Receivable	$24,817	$24,324
Less: Allowance for credit losses	1,127	730
Net balance, end of the year	$23,690	$23,594

A summary of activity in the allowance for credit losses is as follows:

	As of December 31,
	2025	2024	2023
Balance, beginning of the year	$730	$666	$821
Amounts provided	629	195	101
Amounts recovered	(163)	(65)	(105)
Amounts written off	(139)	(36)	(125)
Translation adjustments	70	(30)	(26)
Balance, end of the year	$1,127	$730	$666

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

Revenue

The Company generates sales principally through the sale of products to three types of customers: (i) commercial partnerships (ii) hospitals and ambulatory surgical centers (“ASCs”), and (iii) distributors, referred to as the distribution model.

For commercial partnership sales, the Company sells its products directly to these partners, who perform most of the downstream sales and marketing activities to customers and end-users. These arrangements may include the grant of certain licenses, performance of development services, and the supply of products. The Company recognizes revenue from product sales when the customer obtains control of the Company’s product, which typically occurs upon shipment to the customer. Commercial partnership agreements may also include variable revenue measured as a percentage of sales to end-customers (“sales-based royalties”) and milestones. Sales-based royalties and milestones are only recognized when the latter of the underlying sale occurs or the performance obligation to which the sales-based royalty has been satisfied (or partially satisfied). This is generally in the same period that the Company’s commercial partners complete their product sales in their territory, for which the Company is contractually entitled to a percentage-based royalty. The Company records royalty revenues based on estimated net sales of licensed products as reported to the Company by its commercial partners. The differences between actual and estimated royalty revenues have not been material and are typically adjusted in the following quarter when the actual amounts are known. Revenue from sales-based royalties is included in revenue in the consolidated statement of operations. The Company’s certain supply agreements represent a promise to deliver products at the customer’s discretion that are considered distributor options. The Company assesses if these options provide a material right to the licensee, and if so, they are accounted for as separate performance obligations. Substantially all the Company’s supply agreements do not provide options that are considered material rights.

The Company’s largest such customer, Johnson & Johnson MedTech (“J&J MedTech”) (previously known as DePuy Synthes Mitek Sports Medicine), a division of DePuy Orthopedics, Inc., part of the Johnson & Johnson Medical Companies, represented 50%, 57% and 62% of total revenues for the years-ended December 31, 2025, 2024 and 2023 respectively. The Company’s collaboration agreement with J&J MedTech include contracts with Orthovisc and Monovisc products, which were entered into in 2003 and 2011, respectively. The Company completed the performance obligations related to granted licenses and development services under the agreements with J&J MedTech prior to 2016 and has no remaining material performance obligations. Pursuant to the J&J MedTech contracts, the Company is the exclusive supplier responsible for the manufacture and sale to J&J MedTech of the Orthovisc and Monovisc products pursuant to J&J MedTech’s purchase orders, while J&J MedTech is responsible for the marketing, sales and distribution to end-customers. In general, the Company’s long-term contractual arrangements do not allow for any other product source suppliers for the OEM Channel partners. Furthermore, given the proprietary nature of the products, manufacturing would not be easily replicated by the OEM Channel partners, including J&J MedTech nor would an alternative source of supply be available, such that the product supply and license are not distinct. For these reasons, the Company believes that revenue earned from the combined fixed and variable consideration paid for the sales of the product meets the objective of ASC 606-10-50-5 in depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

For sales to hospitals and ASCs, which generally pair in-house sales representatives with local or regional distributors, the inventory is generally consigned so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as the Company retains the ability to control the inventory. Revenue is typically recognized as of the date of surgical implantation of the product.

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

Some of the Company’s distributor agreements have volume-based discounts with tiered pricing which are generally prospective in nature. These prospective discounts together with any free-of-charge sample units offered are evaluated as potential material rights. If the prospective discounts or free-of-charge sample units are considered material rights, these would be separate performance obligations and a portion of the sales transaction price is allocated to the material right. Revenue allocated to the material rights are recognized when the additional goods are transferred to the customer or when the option expires. During 2025, 2024 and 2023, the consideration allocated to material rights was not significant.

The Company receives payments from its customers based on billing schedules established in each contract. Any up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when its right to consideration is unconditional. The Company had no deferred revenue as of December 31, 2025 and 2024, respectively.

Generally, customer contracts contain Free on Board (“FOB”) or Ex-Works shipping point terms where the customer pays the shipping company directly for all shipping and handling costs. In those contracts in which the Company pays for the shipping and handling, the associated costs are generally recorded along with the product sale at the time of shipment in cost of revenue when control over the products has been transferred to the customer. Value-add and other taxes collected by the Company with revenue-producing activities are excluded from revenue. The Company’s general product warranty does not extend beyond an assurance that the product or services delivered will be consistent with stated contractual specifications, which does not create a separate performance obligation. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that the Company otherwise would have recognized is one year or less in accordance with the practical expedient in paragraph Code 340-40-25-4. These costs are included in selling, general and administrative expenses.

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

Investments

The Company may invest its excess cash in investments, which are classified as available-for-sale. Investments are recognized on a recurring basis at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company had no long-term investments as of December 31, 2025 or December 31, 2024.

Investments are subject to a periodic impairment review. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged off and the security's amortized cost is written down to fair value through earnings. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors.

Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in the consolidated statement of operations as a component of credit loss expense. Available-for-sale securities are charged off against the allowance or, in the absence of any allowance, written down through earnings when deemed uncollectible by management or when either of the criteria regarding intent or requirement to sell is met.

During the years ended December 31, 2025, 2024 and 2023, the Company did not record any impairment charges on its available-for-sale securities because it is not more likely than not that the Company will be required to sell these securities before the recovery of their cost basis.

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

As of December 31, 2025 and 2024, J&J MedTech represented 55% and 56%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are typically:

Asset	Estimated useful life (in years)
Computer equipment and software	3	-	12
Furniture and fixtures	5	-	7
Equipment	5	-	20
Leasehold improvements	Shorter of useful life or term of lease

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

Goodwill and In-Process Research and Development (“IPR&D”) Assets

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired In-Process Research and Development (“IPR&D”) represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to the acquired IPR&D assets is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value.

Goodwill and IPR&D assets are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has currently one reporting unit that it is has defined as its the legacy Anika reporting unit, which specializes in therapies based on its hyaluronic acid (“HA”) technology platform. Factors that the Company considers important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

Under U.S. GAAP, the Company has the option to perform a qualitative assessment to determine if it is necessary to perform the impairment test. If the Company concludes, based on a qualitative assessment, it is not more likely than not that Goodwill or the IPR&D assets are impaired, the Company is not required to perform the quantitative test. The Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test.

To conduct quantitative impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value, not to exceed the recorded amount of goodwill.

The Company performed a quantitative annual assessment for impairment of the remaining goodwill with respect to legacy Anika reporting unit as of November 30, 2025, where the estimated fair value of the reporting unit was based on a combination of an income and market approach. The discounted cash flow method of the income approach which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. The market approach utilizes our market capitalization plus an appropriate control premium, whereby the market capitalization is determined by multiplying the number of shares of common stock outstanding by the market price of our common stock and the control premium is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. As a result of this impairment testing, the Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2025.

To conduct impairment tests of IPR&D assets, the fair value of the IPR&D project is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. The Company estimates the fair value for IPR&D assets using the income approach, which is based on the Multi-Period Excess Earnings Method (“MPEEM”). MPEEM measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows.

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

Non-Recurring Fair Value Measurement

In measuring the impairment of intangible assets, the fair value of the Company's developed technology definite lived intangible assets are classified within Level 3 of the fair value hierarchy because of the use of unobservable inputs in measuring the estimated fair value. When performing a quantitative assessment for impairment of these definite lived intangible assets, the Company measures the amount of impairment by calculating the amount by which the carrying value of the definite lived intangible assets exceeds its estimated fair value (as discussed in Note 7 – Acquired Intangible Assets, Net).

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

Contingencies

In the normal course of business, the Company is involved from time to time in various legal proceedings and other matters such as contractual disputes, which are complex in nature and have outcomes that are difficult to predict. The Company records accruals for loss contingencies to the extent that it concludes that it is probable that a liability has been incurred, and the amount of the related loss can be reasonably estimated. The Company considers all relevant factors when making assessments regarding these contingencies. Although the outcomes of any potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of any potential legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 17 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recent Issued Accounting Pronouncements

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

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company valued the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at December 31, 2024. The Notes Receivable balance was $5.6 million at December 31, 2025.

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

The results of operations for Arthrosurface and Parcus are reported in income from discontinued operations within the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, and the related assets and liabilities are presented within assets and liabilities held-for-sale on the consolidated balance sheets as of December 31, 2024.

	Years Ended December 31,
	2025	2024	2023
Revenue	$2,710	$39,495	$45,870
Costs and expenses	3,611	87,469	134,353
Loss from discontinued operations before income taxes	(901)	(47,974)	(88,483)
Benefit from income taxes	-	(417)	(9,255)
Net loss from discontinued operations	$(901)	$(47,557)	$(79,228)

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

There are no assets and liabilities reported as held-for-sale as of December 31, 2025, as the Company completed the divestitures of the Arthrosurface and Parcus Medical asset groups during the year ended December 31, 2025.

Selected financial information related to significant operating and investing cash flow items from discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Depreciation	$149	$1,874	$1,563
Amortization of acquisition related intangible assets	-	559	7,148
Non-cash operating lease cost	55	322	398
Loss on impairment of long-lived assets	-	2,142	62,190
Stock-based compensation expense	132	972	1,706
Provision for inventory	-	42,013	1,262
Purchases of property and equipment	19	467	3,310

4. Fair Value Measurements

There were no available-for-sale securities as of December 31, 2025 and 2024.

The Company’s investments, including cash equivalents, are all classified within Levels 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivable, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below.

The classification of the Company’s cash equivalents and investments within the fair value hierarchy is as follows:

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$48,758	$48,758	$-	$-	$48,758

		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Amortized Cost
Cash equivalents:
Money Market Funds	$46,061	$46,061	$-	$-	$46,061

There were no transfers between fair value levels during the years ended December 31, 2025 and 2024, respectively.

5. Inventories

Total inventories included in the balance sheet consist of the following:

	As of December 31,
	2025	2024
Raw materials	$10,724	$13,180
Work-in-process	8,105	7,001
Finished goods	3,508	8,761
Total	$22,337	$28,942

Inventories	$18,787	$23,809
Other long-term assets	3,550	5,133
Total	$22,337	$28,942

Inventories are stated net of inventory reserves of approximately $4.8 million and $3.9 million, as of December 31, 2025 and 2024, respectively.

6. Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2025	2024
Equipment and software	$49,503	$41,390
Furniture and fixtures	1,696	1,509
Leasehold improvements	36,824	36,340
Construction in progress	3,729	6,039
Subtotal	91,752	85,278
Less accumulated depreciation	(51,428)	(46,284)
Total	$40,324	$38,994

Depreciation expense was $5.4 million, $5.0 million, and $4.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

7. Acquired Intangible Assets, Net

Intangible assets consist of the following:

		Year Ended December 31, 2025
	Gross Cost	Less: Disposals	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in Years)
Developed technology	$12,080	$(600)	$(1,608)	$(9,872)	$-	14
IPR&D	2,656	-	(1,006)	-	1,650	Indefinite
Patents	1,000	-	(189)	(811)	-	16
Total	$15,736	$(600)	$(2,803)	$(10,683)	$1,650	Indefinite

		Year Ended December 31, 2024
	Gross Cost	Plus: Additions	Less: Accumulated Currency Translation Adjustment	Less: Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in Years)
Developed technology	$11,480	$600	$(1,608)	$(9,667)	$805	14
IPR&D	2,656	-	(1,006)	-	1,650	Indefinite
Distributor relationships	4,700	-	(415)	(4,285)	-	5
Patents	1,000	-	(189)	(776)	35	16
Total	$19,836	$600	$(3,218)	$(14,728)	$2,490	11

Total amortization expense with respect to the definite lived acquired intangible assets was $0.4 million, $0.7 million and $0.6 million for each of the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company’s definite lived acquired intangible assets are fully amortized.

The Company performed its annual assessment of the IPR&D intangible asset as of November 30, 2025. The Company estimated the fair value of the IPR&D intangible assets using the income approach which is based on the Multi-Period Excess Earnings Method (“MPEEM”). MPEEM measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, expected economic life of the asset, contributory asset charges and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2025. In developing its assumptions, the Company also considered observed trends of its industry participants. No impairment existed as the estimated fair value of the remaining IPR&D intangible asset was greater than its carrying value.

8. Goodwill

The following table provides a roll forward of goodwill for the years ended December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Balance, beginning January 1	$7,125	$7,571
Effect of foreign currency adjustments	929	(446)
Balance, ending December 31	$8,054	$7,125

The goodwill balance at December 31, 2025 and 2024 was related to the Company’s legacy Anika reporting unit.

The Company estimated the fair value of its reporting unit using a combination of the income and market approaches.  The discounted cash flow method of the income approach estimates the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. This approach incorporates significant estimates and assumptions related to the forecasted results including revenues, expenses, the achievement of certain cost synergies, terminal growth rates and discount rates to estimate future cash flows. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made its best estimate of future cash flows under a high degree of economic uncertainty that existed as of November 30, 2025. In developing its assumptions, the Company also considered observed trends of its industry participants. In addition, the Company estimated the fair value of its reporting unit based on its market capitalization and an appropriate control premium. Market capitalization is determined by multiplying the number of shares of common stock outstanding by the market price of its common stock. The control premium, or the amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company, is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. As a result of this impairment testing, the Company determined it was not more likely than not that the fair value of the legacy Anika reporting unit is less than its carrying amount and thus goodwill was not impaired as of November 30, 2025.

For its legacy Anika reporting unit, the Company performed a quantitative assessment as of November 30, 2025. The results of the impairment test indicated that the estimated fair value of the legacy Anika reporting unit was greater than its carrying value, therefore the Company determined that was more likely than not that the fair value of the legacy Anika reporting unit was not impaired as of November 30, 2025.

9. Leases

The Company leases its buildings and manufacturing facilities under operating leases. As of December 31, 2025, the Company has real estate leases in Bedford, Massachusetts, Warsaw, Indiana and Padova, Italy.

In June 2022, the Company finalized a renewal option to extend the current term for its operating headquarters and manufacturing facility in Bedford through 2027. There are also lease renewal options into 2038 that the Company is reasonably certain to exercise.

The Company leases office space in Padova, Italy. The current term of the Padova lease extends to 2032, with a right to terminate at the Company’s option in 2026 without penalty. The Company is not expected to terminate this lease prior to the lease expiration date in 2032. During 2025, the Company determined that it became reasonably certain that the Company would not exercise its option to terminate and accordingly, the right of use asset and lease liability were increased to account for the lease extension to 2032.

The significant assumptions in recognizing the right-of-use asset and lease liability are as follows:

Incremental borrowing rate. The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at either the transition or subsequent renewal dates with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of the lease. The weighted average discount rate at December 31, 2025 was 3.7% for operating leases.

Lease term. The lease term begins at the lease commencement date and is determined on that date based on the non-cancelable term of the lease together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, or periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

The components of lease expense and other information for continued and discontinued operations are as follows:

	Years Ended December 31
	2025	2024	2023
Operating lease expense	$2,910	$3,333	$3,320
Variable lease expense	248	497	425
Total lease expense	$3,158	$3,830	$3,745

	Years Ended December 31
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	12.2	13.2

Weighted Average Discount Rate
Operating leases	3.7%	3.5%

Other information
Operating cash flows from operating leases	$2,837	$3,267

Future commitments due under these lease agreements as of December 31, 2025 are as follows:

Years ended December 31,	Operating Leases

2026	$2,848
2027	2,772
2028	2,772
2029	2,772
2030	2,772
Thereafter	18,797
Present value adjustment	(6,485)
Present value of lease payments	26,248
Less current portion included in accrued expenses and other current liabilities	(2,052)
Total lease liabilities	$24,196

10. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2025	2024

Compensation and related expenses	$8,658	$6,828
Share based compensation	2,448	1,213
Operating lease liability - current	2,052	1,918
Professional fees	1,800	2,485
Clinical trial costs	441	295
Income taxes payable	-	63
Other	468	765
Total	$15,867	$13,567

11. Revolving Credit Agreement

On November 12, 2021, the Company, entered into a “Third Amendment to Credit Agreement” amending the existing revolving line of credit agreement dated October 24, 2017 with Bank of America, N.A., as administrative agent, swingline lender and issuer of letters of credit, for a $75.0 million senior revolving line of credit (the “Credit Agreement”). Subject to certain conditions, the Company may request up to an additional $75.0 million in commitments for a maximum aggregate commitment of $150.0 million, which requests must be approved by the Revolving Lenders (as defined in the Credit Agreement). Loans under the Credit Agreement generally bear interest at a rate equal to (a) the Bloomberg Short-Term Bank Yield Index, (“BSBY”), rate plus (b) an additional percentage that will range from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio at the time of the borrowings. The Company is required to pay a commitment fee in an amount that is equal to 0.20% to 0.30% per annum, based on the Company’s consolidated leverage ratio, on the actual daily unused amount of the credit facility and that is due and payable quarterly in arrears. Loan origination costs are included as assets on the balance sheet and are being amortized over the five-year term of the Credit Agreement. As of December 31, 2025 and 2024, there were no outstanding borrowings under the Credit Agreement and the Company is in compliance with the terms of the Credit Agreement.

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

12. Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate or breach any U.S. or international patent or intellectual property rights, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties at December 31, 2025 or 2024, respectively, and has no history of claims paid.

The Company is also involved from time to time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

13. Revenue and Geographic Information

The Company has two classifications of revenue: Original Equipment Manufacturer (“OEM”) Channel and the Commercial Channel. In the OEM Channel, the Company is responsible for development and manufacturing of products sold to the Company’s OEM partners governed by long-term agreements, but the Company does not control sales, marketing, or pricing with end users. Revenue from the Company’s U.S. OA Pain Management business and the Non-Orthopedic businesses is included in the OEM Channel. In the Commercial Channel, the Company has full responsibility for sales, marketing, and pricing of products through its commercial leaders, direct sales representatives, and independent distributors. Revenue from the Company’s Regenerative Solutions and international OA Pain Management businesses is included in the Commercial Channel.

Product revenue by product family is as follows:

	Years Ended December 31,
	2025		2024		2023
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
OEM Channel	$64,406	57%	$77,770	65%	$84,645	70%
Commercial Channel	48,413	43%	42,137	35%	36,147	30%
Total	$112,819	100%	$119,907	100%	$120,792	100%

Product revenue from the Company’s sole significant customer, J&J MedTech, as a percentage of the Company’s total product revenue was 50%, 57%, and 62% for the years ended December 31, 2025, 2024, and 2023, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue are as follows:

	Years Ended December 31,
	2025		2024		2023
	Total	Percentage of	Total	Percentage of	Total	Percentage of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$70,058	62%	$82,446	69%	$86,911	72%
Europe	22,214	20%	19,403	16%	17,313	14%
Other	20,547	18%	18,058	15%	16,568	14%
Total	$112,819	100%	$119,907	100%	$120,792	100%

Net long-lived assets, consisting primarily of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net tangible long-lived assets by principal geographic areas are as follows:

	As of December 31,
	2025	2024
United States	$39,469	$37,964
Italy	853	1,001
United Kingdom	2	29
Total	$40,324	$38,994

14. Equity Incentive Plan

Equity Incentive Plan

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017 and subsequently amended most recently on June 25, 2024. On June 25, 2025, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 475,000 shares from 5,285,000 shares to 5,760,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 4.6 million shares of common stock may be issued under the 2017 Plan. There are 1.4 million shares available for future grant at December 31, 2025 under the 2017 Plan. These shares available for future grant exclude 0.9 million of PSUs and RSUs that are subject to liability accounting based on the expectation the shares will be settled in cash. If these PSUs and RSUs were to be settled in shares at vesting then the Company will have fewer shares available for future issuance.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021 in which the Company reserved 125,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). The Inducement Plan was amended in December 2023 to add 125,000 shares. There are 0.1 million shares available for future grant at December 31, 2025 under the Inducement Plan.

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

For the years ended December 31, 2025, and 2024, the tax benefit associated with stock-based compensation was $0.8 million and $1.9 million, respectively. A summary of the stock-based compensation in the Company’s statements of operations is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$292	$328	$575
Research and development	1,232	1,612	1,934
Selling, general and administrative	8,692	10,218	11,028
Total stock-based compensation expense	$10,216	$12,158	$13,537

For the years ended December 31, 2025, 2024 and 2023, windfall (shortfall) tax expense of ($0.5) million, ($0.1) million and ($0.1) million, respectively, are associated with the stock-based compensation expense above.

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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,089,040	$32.07
Granted	16,300	$12.71
Exercised	-	$-
Forfeited and canceled	(340,315)	$34.51
Outstanding as of December 31, 2025	1,765,025	$31.42	6.3	$1
Vested, December 31, 2025	1,345,721	$32.60	5.8	$-
Vested or expected to vest, December 31, 2025	1,765,025	$31.42	6.3	$1

The aggregate intrinsic value of options exercised was immaterial for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company granted 16,300 stock options during the year ended December 31, 2025. The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2025, 2024 and 2023, along with the weighted-average grant-date fair values, were as follows:

	2025			2024			2023
Risk-free interest rate	3.71%	-	3.99%	3.48%	-	4.62%	3.52%	-	4.64%
Expected stock price volatility	41.64%	-	45.68%	41.54%	-	48.19%	48.19%	-	49.44%
Expected life of options (in years)		4.5			4.5			4.5
Expected dividend yield		0.0%			0.0%			0.0%
Fair value per option		$5.13			$10.52			$11.45

As of December 31, 2025, there was $2.4 million of unrecognized compensation related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three- or four-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of restricted stock units based on the closing price of its common stock on the date of grant.

RSU activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2024	836,562	$26.70
Granted	569,042	$14.85
Vested	(317,850)	$25.86
Forfeited and cancelled	(134,041)	$23.09
Outstanding as of December 31, 2025	953,713	$20.41

The weighted-average grant-date fair value per share of RSUs granted was $14.85, $26.62 and $26.66 for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of RSUs vested was $8.2 million, $8.7 million and $6.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had outstanding 342,713 RSUs being treated as equity awards in which $1.5 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 0.8 years.

The Company’s annual grants of RSU awards in March 2024 and 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSU grants as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The first tranche of the March 2024 RSU awards vested in March 2025 and the Company issued 106,550 shares to employees. As of December 31, 2025, the Company had 611,000 RSUs outstanding for which a liability of $1.8 million was recorded in Accrued Expenses and Other Liabilities at December 31, 2025 and there is unrecorded compensation cost of $4.1 million which is to be recognized over a weighted-average period of 2.0 years.

Performance Stock Units (“PSUs”)

PSU activity for the year ended December 31, 2025 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	-	$-
Granted	290,792	$15.36
Vested	-	$-
Forfeited and cancelled	(11,038)	$15.42
Outstanding as of December 31, 2025	279,754	$15.36

The weighted-average grant-date fair value per share of PSUs granted was $15.36 for the year ended December 31, 2025. There were no PSUs granted in the years ended December 31, 2024 and 2023, respectively.

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two different PSU awards to each PSU award recipient. One form of PSU award has a 3-year cliff vest subject to achievement of certain market-based metrics in which 50-200% of target shares granted may vest based on achievement of the specified Company market price targets during the performance period from March 14, 2025 through March 1, 2028.  No shares will vest if these market price targets are not achieved. The Company estimated the fair value of these market-based PSUs using a Monte Carlo simulation model in which multiple simulations were using inputs based on the Black-Scholes formula using inputs for expected volatility, risk-free interest rate and dividend yield. The market-based PSUs were valued at the grant date and the Company will continue to use the Monte- Carlo simulation model to update the fair value at the end of each reporting period.

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

The Company’s annual grants of PSU awards in March 2025 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. As of December 31, 2025, the Company had 279,754 shares outstanding for which a liability of $0.6 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $0.8 million associated with these PSUs which is to be recognized over a weighted-average period of 2.3 years.

15. Employee Benefit Plan

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Employees may elect to contribute a percentage of their compensation to the plan, and the Company will make 100% matching contributions up to a limit of 5% of an employee's eligible compensation. In addition, the Company may make annual discretionary contributions. The Company made matching contributions of $1.4 million, $2.6 million, and $2.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 plan with Bank of America and we completed the first $15.0 million tranche of the 2024 Share Repurchase Program in March 2025. On November 6, 2026, the Company entered into a share repurchase agreement under a Rule 10b5-1 plan with Clear Street LLC for another $15.0 million related to the 2024 Share Repurchase Program. As of December 31, 2025, the Company had repurchased 1,308,445 shares at a cost of $20.5 million, representing 51% of the 2024 Share Repurchase Program.

17. Income Taxes

Income Tax Expense

The components of the Company’s income (loss) before income taxes and its provision for (benefit from) income taxes consist of the following:

	Years ended December 31,
	2025	2024	2023
(Loss) income before income taxes
Domestic	$(10,247)	$(4,078)	$2,421
Foreign	940	1,314	735
	$(9,307)	$(2,764)	$3,156

	Years ended December 31,
	2025	2024	2023
Provision for income taxes:
Current:
Federal	$176	$4,044	$4,910
State	185	1,370	457
Foreign	250	421	312
Total current	611	5,835	5,679
Deferred:
Federal	-	-	1,579
State	-	-	(692)
Foreign	61	229	29
Total deferred	61	229	916
Total provision for income taxes	$672	$6,064	$6,595

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets:
Capital loss carryforward	$19,991	$20,714
Net operating loss carryforwards	13,294	650
Capitalized research expenditures	10,760	12,241
Lease liability	6,400	6,555
Stock-based compensation expense	3,629	3,908
Inventory reserves	1,558	2,316
Compensation accrual	1,182	1,202
Accrued expenses and other	819	1,403
Acquisition-related intangible asset	776	5,959
Tax credits	612	-
Impairment of assets	-	4,215
Foreign currency exchange	-	48
Gross deferred tax assets	59,021	59,211
Less: Valuation allowance	(45,581)	(45,148)
Deferred tax assets	$13,440	$14,063

	December 31,
	2025	2024
Deferred tax liabilities:
Depreciation	$(6,033)	$(6,552)
Right of use asset	(6,132)	(6,292)
Acquisition-related intangible asset	-	(42)
Deferred tax liabilities	$(12,165)	$(12,886)

Net deferred tax assets	$1,275	$1,177

The One Big Beautiful Bill Act (the “OBBBA”), was enacted on July 4, 2025, among other things, repealed the mandatory capitalization of Internal Revenue Code Section 174 research and development expenditures allowing taxpayers to fully expense qualifying costs in the year incurred. The Company does not expect to accelerate the write-off of previously capitalized research and development costs. This approach results in a more consistent pattern of deductions and moderates the creation of additional tax attributes. The OBBBA did not otherwise have a material impact on the Company’s consolidated financial statements.

As of December 31, 2025, the Company had $53.7 million and $34.5 million of Federal and State net operating loss (“NOL”) carryforwards, of which $53.7 million and $11.6million, respectively, do not expire and $22.9 million of State net operating losses that will begin expiring in 2036. The Company also had NOL carryforwards in Italy of $1.6 million that do not expire. As of December 31, 2025, the Company had $0.4 million of Federal research and development credits and $0.2 million of State credits that begin expiring in 2028.

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

The Company recorded a full valuation allowance on all deferred tax assets in the U.S. as it was determined that it is more likely than not that these deferred tax assets were not realizable as of December 31, 2025 and 2024. The Company intends to maintain a full valuation allowance until there is sufficient evidence to support release of all or a portion of the allowance. As of December 31, 2025, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income in the Company’s foreign jurisdictions.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $0.7 million at December 31, 2025. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

Effective Tax Rate

During the year ended December 31, 2025, the Company adopted Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires additional disclosures for income tax reporting, primarily related to a requirement for companies to disaggregate their income tax rate reconciliation. The Company adopted ASU 2023-09 on a prospective basis and a tabular income tax rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year ended December 31, 2025
	Amount	Percent
Statutory federal income tax rate	$(1,954)	21.0%
State tax expense, net of federal provision**	207	(2.2%)
Foreign tax effects:
Italy	196	(2.1%)
Other foreign jurisdictions	63	(0.7%)
Effect of cross-border tax laws:
Global intangible low-taxed income, net	371	(4.0%)
Tax credits:
Research and development tax credits	(416)	4.5%
Change in valuation allowance	(13)	0.1%
Nontaxable or nondeductible items:
Stock-based compensation	1,092	(11.7%)
Section 162(m) limitation	616	(6.5%)
Other	43	(0.5%)
Other reconciling items:
Return to provision adjustments	591	(6.4%)
Other	(124)	1.4%
Effective income tax rate	$672	(7.1%)

**State taxes in Indiana, Massachusetts and Kentucky made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation between the U.S. federal statutory rate and the Company’s effective rate for the years ended December 31, 2024 and 2023 is summarized as follows:

	Years ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State tax expense, net of federal benefit	(52.2%)	9.5%
Stock-based compensation	(17.2%)	11.8%
Section 162(m) limitation	(30.1%)	28.3%
Change in tax rates and state apportionment	10.4%	-%
Federal, state and foreign tax credits	22.5%	(23.1%)
Change in valuation allowance	(157.3%)	173.0%
Return to provision adjustments	5.5%	(3.6%)
Tax reserves	(20.9%)	-%
Other permanent items	(1.1%)	(7.9%)
Effective income tax rate	(219.4%)	209.0%

Income Tax Payments

A summary of income taxes paid, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year ended December 31,
2025
United States - Federal	$250
United States – State and local	69
Canada	76
Italy	481
United Kingdom	154
Other	46
$1,076

Accounting for Uncertainty in Income Taxes

The Company has $0.3 million and $0.6 million of unrecognized tax benefits for the years ended December 31, 2025 and 2024, respectively.

The Company files income tax returns in the United States on a federal basis, in certain U.S. states, and in certain foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. With a few exceptions, the Company is no longer subject to income tax examinations for years prior to 2021. In September 2024, the Company was notified by the Italian tax authorities that it had selected the Company’s tax returns for its Italian subsidiary for 2021 for examination. The examination was completed in the quarter ended December 31, 2025 and the Company paid $0.4 million in income taxes which reduced the unrecognized tax benefit by $0.2 million during the year ended December 31, 2025.

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

The Company was in a loss position during the years ended December 31, 2025, 2024 and 2023, therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS.

19. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company operates in one business segment. The Company’s CODM is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM’s financial review is focused on the consolidated financial results of the Company which is used as the basis for financial performance assessment and allocation of resources. The Company has determined that it only has one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Revenue	$112,819	$119,907	$120,792
Cost of revenue	49,012	43,909	38,260
Gross profit	63,807	75,998	82,532

Operating expenses:
Research & development	25,770	25,544	21,763
Selling, general & administrative	49,088	55,555	59,925
Total operating expenses	74,858	81,099	81,688
(Loss) income from operations	(11,051)	(5,101)	844
Interest and other income, net	1,744	2,337	2,312
(Loss) income before income taxes	(9,307)	(2,764)	3,156
Provision for income taxes	672	6,064	6,595
Loss from continuing operations	(9,979)	(8,828)	(3,439)
Loss from discontinued operations	(901)	(47,557)	(79,228)
Net loss	$(10,880)	$(56,385)	$(82,667)

Total U.S revenues were $70.1 million, $82.4 million and $86.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 13 Revenue and Geographic Information for additional information about revenue by region.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2025 to ensure that information required to be disclosed by us in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time making changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control—Integrated Framework.

Based on its assessment and those criteria, our management believes that our company maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anika Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Anika Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 2, 2026

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees and by us. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item and Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

Form of Notice of Grant of Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10l to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 17, 2025)

†10.10m

Form of Notice of Grant of Strategic Phantom Performance Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1a to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14027) filed on May 9, 2025)

†10.10n

Form of Notice of Grant of Market Phantom Performance Restricted Stock Units, including Terms and Conditions of Restricted Stock Units, granted under the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1b to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14027) filed on May 9, 2025)

†10.10o	Form of Notice of Grant of Stock Appreciation Rights, including Terms and Conditions of Stock Appreciation Rights, granted under the Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan
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

†10.13	Executive Retention Agreement, dated December 12, 2024, by and between Anika Therapeutics, Inc. and David Colleran (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 17, 2025)
†10.14

Executive Retention Agreement, dated September 27, 2021, by and between Anika Therapeutics, Inc. and Anne Nunes (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 15, 2024)

†10.15	Executive Retention Agreement, dated December 12, 2024, by and between Anika Therapeutics, Inc. and Steve Griffin (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 17, 2025)
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

†10.20	Transitional Services and Separation Agreement, dated January 7, 2026, by and among Anika Therapeutics, Inc. and Cheryl R. Blanchard (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on January 7, 2026)
†10.21	Employment Agreement, dated January 7, 2026, by and among Anika Therapeutics, Inc. and Stephen Griffin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on January 7, 2026)
19	Restated Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 17, 2025)
21.1	List of Subsidiaries of Anika Therapeutics, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Anika Therapeutics, Inc. Compensation Recovery Policy adopted on November 27, 2023 (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-14027) filed on March 15, 2024)

***101

The following materials from the Annual Report on Form 10-K of Anika Therapeutics, Inc. for the fiscal year ended December 31, 2024, formatted in Inline XBRL:  (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022; and (v) Notes to Consolidated Financial Statements

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

ANIKA THERAPEUTICS, INC.

Date: March 2, 2026	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN GRIFFIN	President and Chief Executive Officer
Stephen Griffin	(Principle Executive Officer and Principal Financial Officer)	March 2, 2026

/s/ IAN MCLEOD	Vice President, Chief Accounting Officer
Ian McLeod	(Principal Accounting Officer)	March 2, 2026

/s/ CHERYL BLANCHARD	Director, Executive Chair of the Board	March 2, 2026
Cheryl R. Blanchard, Ph.D.

/s/ JOSEPH H. CAPPER	Director	March 2, 2026
Joseph H. Capper

/s/ SHERYL L. CONLEY	Director	March 2, 2026
Sheryl L. Conley

/s/ GARY P. FISCHETTI	Director	March 2, 2026
Gary P. Fischetti

/s/ JOHN B. HENNEMAN, III	Lead Director	March 2, 2026
John B. Henneman, III

/s/ WILLIAM R. JELLISON	Director	March 2, 2026
William R. Jellison

/s/ GLENN R. LARSEN, PH.D.	Director	March 2, 2026
Glenn R. Larsen, Ph.D.

/s/ STEPHEN O. RICHARD	Director	March 2, 2026
Stephen O. Richard