Form 10-Q
period 2026-03-31
Anika Therapeutics, Inc.
filed 2026-04-30
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ANIK	Nasdaq Global Select Market

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

As of April 21, 2026, there were 13,305,624 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, INTEGRITY, MONOVISC, ORTHOVISC, and TACTOSET are our trademarks that appear in this Quarterly Report on Form 10-Q. For convenience, these trademarks appear in this Quarterly Report on Form 10-Q without ® and ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This Quarterly Report on Form 10-Q also contains trademarks and trade names that are the property of other companies and licensed to us (such as HYALOFAST, which is a registered trademark of Fidia Farmaceutici S.p.A.).

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$41,020	$57,481
Accounts receivable, net	25,768	23,690
Inventories, net	22,838	18,787
Prepaid expenses and other current assets	3,935	3,400
Total current assets	93,561	103,358
Property and equipment, net	39,722	40,324
Right-of-use assets	25,430	25,939
Other long-term assets	4,303	4,034
Notes receivable	5,679	5,636
Deferred tax assets	1,150	1,275
Intangible assets, net	1,650	1,650
Goodwill	7,892	8,054

Total assets	$179,387	$190,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,339	$6,041
Accrued expenses and other current liabilities	14,627	15,867
Total current liabilities	20,966	21,908
Other long-term liabilities	726	701
Lease liabilities	23,794	24,196
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,629 issued and 13,357 outstanding and 15,385 issued and 13,889 outstanding at March 31, 2026, and December 31, 2025, respectively	133	139
Additional paid-in-capital	83,347	87,498
Accumulated other comprehensive loss	(5,310)	(4,959)
Retained earnings	55,731	60,787
Total stockholders’ equity	133,901	143,465
Total liabilities and stockholders’ equity	$179,387	$190,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$29,612	$26,168
Cost of revenue	10,615	11,487
Gross Profit	18,997	14,681

Operating expenses:
Research and development	6,713	6,059
Selling, general and administrative	17,772	12,906
Total operating expenses	24,485	18,965
Loss from operations	(5,488)	(4,284)
Interest and other income, net	667	415
Loss before income taxes	(4,821)	(3,869)
Provision for income taxes	235	89
Loss from continuing operations	(5,056)	(3,958)
Loss from discontinued operations, net of tax	-	(915)
Net loss	$(5,056)	$(4,873)

Loss per share:
Basic
Continuing operations	(0.37)	$(0.28)
Discontinued operations	-	(0.06)
	$(0.37)	$(0.34)

Diluted
Continuing operations	(0.37)	$(0.28)
Discontinued operations	-	(0.06)
	$(0.37)	$(0.34)

Weighted average common shares outstanding:
Basic	13,531	14,297
Diluted	13,531	14,297

Net loss	$(5,056)	$(4,873)
Foreign currency translation adjustment	(351)	680
Comprehensive loss	$(5,407)	$(4,193)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2026
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2026	13,889	$139	$87,498	$60,787	$(4,959)	$143,465
Vesting of restricted stock units	359	3	(3)	-	-	-
Stock-based compensation expense	-	-	6,191	-	-	6,191
Retirement of common stock for minimum tax withholdings	(116)	(1)	(1,657)	-	-	(1,658)
Repurchase of common stock	(775)	(8)	(8,682)	-	-	(8,690)
Net loss	-	-	-	(5,056)	-	(5,056)
Other comprehensive loss	-	-	-	-	(351)	(351)
Balance, March 31, 2026	13,357	$133	$83,347	$55,731	$(5,310)	$133,901

	Three Months Ended March 31, 2025
	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid	Retained	Comprehensive	Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2025	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	250	2	1,693	-	-	1,695
Stock-based compensation expense	-	-	2,344	-	-	2,344
Retirement of common stock for minimum tax withholdings	(90)	(1)	(1,466)	-	-	(1,467)
Repurchase of common stock	(241)	(2)	(3,969)			(3,971)
Net loss	-	-	-	(4,873)	-	(4,873)
Other comprehensive income	-	-	-	-	680	680
Balance, March 31, 2025	14,335	$143	$87,563	$66,794	$(6,103)	$148,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2026
	2026	2025

Cash flows from operating activities:
Net loss	$(5,056)	$(4,873)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,407	1,383
Amortization of acquisition related intangible assets	-	209
Non-cash operating lease cost	464	577
Stock-based compensation expense	6,641	2,863
Deferred income taxes	108	18
Provision for credit losses	(24)	(346)
Provision for inventory	1,032	832
Interest income on notes receivable	(179)	(224)
Gain on sale of assets	(52)	(300)
Changes in operating assets and liabilities:
Accounts receivable	(2,180)	3,034
Inventories	(5,407)	523
Prepaid expenses, other current and long-term assets	(1,728)	(203)
Accounts payable	745	47
Operating lease liabilities	(468)	(569)
Accrued expenses, other current and long-term liabilities	(1,339)	(3,088)
Income taxes	1,190	(13)
Net cash used in operating activities	(4,846)	(130)

Cash flows from investing activities:
Purchase of property and equipment	(1,431)	(2,824)
Proceeds from sale of Parcus Medical, net	-	4,496
Notes receivable	192	-
Net cash used in by investing activities	(1,239)	1,672

Cash flows from financing activities:
Repurchases of common stock	(8,690)	(3,971)
Cash paid for tax withheld on vested restricted stock awards	(1,657)	(1,467)
Net cash used in financing activities	(10,347)	(5,438)

Exchange rate impact on cash	(29)	108

Decrease in cash and cash equivalents	(16,461)	(3,788)
Cash and cash equivalents at beginning of period	57,481	57,159
Cash and cash equivalents at end of period	$41,020	$53,371
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$55	$502

(a)

The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. See Note 3 for selected financial information related to significant operating and investing cash flow items from discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts or as otherwise noted)

(unaudited)

1.	Nature of Business

Anika Therapeutics, Inc. (the “Company”) is a global leader in the design, development, manufacturing, and commercialization of hyaluronic acid (HA) innovations. In partnership with clinicians, the Company’s sole focus is dedicated to delivering and advancing osteoarthritis (OA) pain management and orthopedic regenerative solutions. At the core is a passion to deliver a differentiated portfolio that improves patient outcomes around the world.

In early 2020, the Company expanded its overall technology platform through its strategic acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation company, and Arthrosurface Incorporated (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in HA technology, into joint preservation and restoration, increased its commercial capabilities, diversified its revenue base, and expanded its product pipeline and research and development expertise.

In October 2024, the Company announced a strategic shift to focus on its OA Pain Management and Regenerative Solutions businesses. This strategic decision resulted in the sale of Arthrosurface on October 31, 2024, and the sale of Parcus Medical on March 7, 2025.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2025 balances reported herein were derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three-month period ended March 31, 2026, are not indicative of the results to be expected for the year ending December 31, 2026.

Recent Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses(“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date(“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

In December 2025, the FASB issued ASU 2025‑11 — Interim Reporting (Topic 270): Narrow‑Scope Improvements to clarify and reorganize the U.S. GAAP guidance on interim financial reporting consistent with Accounting Standards Codification (“ASC”) Topic 270. This new pronouncement will require registrants to use a comprehensive list of interim disclosure requirements compiled in accordance with ASC 270 and recognize this list as the complete population of required interim GAAP disclosures. ASU 2025-11 is effective for public companies with interim periods beginning after December 15, 2027. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

3.	Discontinued Operations

In October 2024, the Company announced a strategic shift to focus on its OA Pain Management and Regenerative Solutions businesses. This strategic decision resulted in the sale of Arthrosurface on October 31, 2024, and the sale of Parcus Medical on March 7, 2025.

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

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company determined the fair value of the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at the time of divestiture. The carrying value of the Notes Receivable was $5.7 million and $5.6 million, as of March 31, 2026, and December 31, 2025, respectively.

Selected financial information related to significant operating and investing cash flow items from discontinued operations (excluding working capital impacts) are as follows (in thousands):

Three Months Ended March 31,
2025
Depreciation	$149
Amortization of acquisition related intangible assets	$55
Non-cash operating lease cost	$59
Stock-based compensation expense	$132
Purchases of property and equipment	$19

4.	Accounts Receivable

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	March 31,	December 31,
	2026	2025
Accounts Receivable	$26,859	$24,817
Less: Allowance for credit losses	1,091	1,127
Net balance, end of period	$25,768	$23,690

A summary of activity in the allowance for credit losses is as follows:

	As of March 31,
	2026	2025
Balance, beginning of the period	$1,127	$730
Amounts provided	111	46
Amounts recovered	(135)	(80)
Translation adjustments	(12)	20
Balance, end of period	$1,091	$716

5.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivable, notes receivable, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the three-month periods ended March 31, 2026 and December 31, 2025, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	March 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2026	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$28,849	$28,849	$-	$-	$28,849

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2025	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$48,758	$48,758	$-	$-	$48,758

6.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$12,401	$10,724
Work-in-process	9,687	8,105
Finished goods	4,593	3,508
Total	$26,681	$22,337

Inventories	$22,838	$18,787
Other long-term assets	3,843	3,550
Total	$26,681	$22,337

Inventories are stated net of inventory reserves of approximately $4.0 million and $4.8 million, as of March 31, 2026, and December 31, 2025, respectively.

7.	Property and Equipment

Property and equipment is stated at cost and consists of the following:

	March 31,	December 31,
	2026	2025
Equipment and software	$52,393	$49,503
Furniture and fixtures	1,706	1,696
Leasehold improvements	36,987	36,824
Construction in progress	1,389	3,729
Subtotal	92,475	91,752
Less accumulated depreciation	(52,753)	(51,428)
Total	$39,722	$40,324

Depreciation expense was $1.4 million and $1.2 million for the three-month periods ended March 31, 2026, and 2025, respectively.

8.	Goodwill and Intangible Assets

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

The change in the carrying value of goodwill for the three-months ended March 31, 2026, was as follows:

Three Months Ended March 31,
2026
Balance, beginning of period	$8,054
Effect of foreign currency adjustments	(162)
Balance, ending of period	$7,892

The Company has intangible assets of $1.7 million at each of March 31, 2026, and December 31, 2025, which is comprised of in-process research and development assets.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Compensation and related expenses	$6,803	$8,658
Share based compensation	2,898	2,448
Professional fees	1,913	1,800
Operating lease liability – current	1,942	2,052
Clinical trial costs	363	441
Deferred revenue	229	-
Other	479	468
Total	$14,627	$15,867

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of March 31, 2026, or December 31, 2025, and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

11.	Revenue and Geographic Information

Revenue by product classification is as follows:

	Three Months Ended March 31,
	2026	2025
Original Equipment Manufacturer (“OEM”) Channel	$17,035	$14,909
Commercial Channel	12,577	11,259
Total	$29,612	$26,168

Revenue from the Company’s sole significant customer, Johnson & Johnson MedTech (‘J&J MedTech’), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 47% and 50% for the three months ended March 31, 2026, and 2025, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2026		2025
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$18,532	63%	$16,363	63%
Europe	6,666	22%	5,798	22%
Other	4,414	15%	4,007	15%
Total	$29,612	100%	$26,168	100%

12.	Equity Incentive Plans

Equity Incentive Plans

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017, and subsequently amended most recently on June 25, 2025. On June 25, 2025, the Company’s stockholders approved an amendment to the 2017 Plan increasing the number of shares by 475,000 shares from 5,285,000 shares to 5,760,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 5.8 million shares of common stock may be issued under the 2017 Plan. There were 0.8 million shares available for future grants as of March 31, 2026, under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021, in which the Company reserved for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously an employee of the Company or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). The Inducement Plan was amended in December 2023 to add 125,000 shares and in May 2024 to add 100,000 shares. There were 0.1 million shares available for future grants as of March 31, 2026, under the Inducement Plan.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Cost of revenue	$168	$106
Research and development	558	442
Selling, general and administrative	5,915	2,447
Total stock-based compensation expense	$6,641	$2,995

Stock Options and Stock Appreciation Rights

Stock options and SARs are granted to purchase common shares at prices that is equal to the fair market value of the Company’s common stock on the date the options or SARs are granted or, in the case of premium awards, are granted at 110% of the market price of the Company’s common stock on the date of grant. Stock options entitle the holder to purchase common shares, while SARs provide the right to receive the appreciation in the value of the Company’s common stock over the grant price, that can be settled in shares or cash at the Company’s election. Options and SARs generally vest in equal annual installments over a period of three years and expire 10 years after the date of grant. The grant-date fair value of stock options and SARs is recognized as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The following summarizes the activity under the Company’s stock option and SARs plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares (Options/SARs)	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	1,765,025	$31.42	6.3	$1
Granted	476,221	$11.45
Exercised	-	$-		$-
Forfeited and canceled	(4,506)	$35.65		$-
Outstanding as of March 31, 2026	2,236,740	$27.15	6.9	$1,666
Vested, March 31, 2026	1,539,498	$32.08	5.8	$-
Vested or expected to vest, March 31, 2026	2,236,740	$27.15	6.9	$1,666

There were no stock options or SARs exercised for the three-month period ended March 31, 2026.

The Company granted 476,221 stock appreciation rights (SARs) during the three-months ended March 31, 2026 which can be settled in cash or stock at the Company’s election. The Company uses the Black-Scholes pricing model to determine the fair value of options or SARs granted. The calculation of the fair value of stock options and SARs is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

Listed below are the assumptions used in the Black-Scholes pricing model for options and SARs granted during the three months ended March 31, 2026. There were no stock options or SARs granted for the three-month period ended March 31, 2025.

The assumptions were as follows:

	Three Months Ended March 31,
	2026			2025
Risk-free interest rate	3.74%	-	3.86%	-
Expected volatility	44.91%	-	46.07%	-
Expected life (years)		4.5
Expected dividend yield		0%		0%
Fair Value per stock option or SAR		$4.53

As of March 31, 2026, there was $3.8 million of unrecognized compensation cost related to unvested stock options and SARs. This expense is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

RSUs generally vest either in equal annual installments over a three-year period or on a cliff-vesting basis after three years of continuous service. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the three-month period ended March 31, 2026, was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2025	953,713	$20.41
Granted	526,593	12.95
Vested	(310,370)	20.79
Forfeited and cancelled	(4,874)	19.01
Outstanding as of March 31, 2026	1,165,062	$16.54

The weighted-average grant-date fair value per share of RSUs granted was $12.95 and $15.03 for the three-month periods ended March 31, 2026, and 2025, respectively. The total fair value of RSUs vested was $6.5 million and $5.5 million for the three-month periods ended March 31, 2026, and 2025, respectively. As of March 31, 2026, there was $13.3 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.4 years.

The Company’s annual grants of RSU awards made in March 2024, 2025, and 2026 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The RSU vestings in March 2026 with these annual award grants totaled 310,370 shares and were settled in shares. As of March 31, 2026, the Company had 897,905 shares outstanding for which a liability of $1.4 million was recorded in Accrued Expenses and Other Liabilities.

Performance Stock Units

PSU activity for the three-month period ended March 31, 2026, was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2025	279,754	$15.36
Granted	-	-
Vested	(48,963)	15.91
Forfeited and cancelled	-	-
Outstanding as of March 31, 2026	230,791	15.24

There were no PSUs granted for the three-month period ended March 31, 2026.

The Company’s grants of PSU awards can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. The PSU awards vested in March 2026 totaled 48,963 shares and were settled in shares. As of March 31, 2026, the Company had 230,791 shares outstanding for which a liability of $1.5 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $1.4 million which is to be recognized over a weighted-average period of 2.0 years.

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two types of PSU awards. One PSU award is a market-based award in which the number of shares can vest between 50-200% of target based on the Company’s stock price achieving certain price targets from March 14, 2025, through March 1, 2028.  No shares will vest if these stock price targets are not achieved.  If the price targets are achieved, vesting will occur on March 14, 2028. The Company estimated the fair value of these PSUs using a Monte-Carlo simulation model at grant date and will update at each reporting period. The second type of PSUs are award that may vest upon achievement of certain strategic performance objectives based on regulatory milestones and financial targets. These awards vest annually on each anniversary date of the grant date over three years if the performance milestones are met.  The Company recognizes stock-based compensation based on the probability of achieving these milestones.

13.	Restructuring

During the three-month period ended March 31, 2026, the Company initiated actions to reduce general and administrative expenses to reflect a more focused cost structure following the recent strategic divestitures. This included a workforce reduction resulting in the recognition of severance and employee‑related costs, which primarily consist of cash severance payments, employer‑paid benefits during the severance period, and payroll‑related taxes. These costs were recognized in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company expects to incur total severance and employee-related costs of approximately $2.3 million in connection with the workforce reduction plan, of which $1.6 million was recognized in Selling, General and Administrative expenses during the three-month period ended March 31, 2026. The restructuring actions are expected to be substantially completed by the end of the second quarter of 2026.

The following table is a summary of the changes in the severance liability, included with accrued expenses on the consolidated balance sheets related to the workforce reduction:

Three Months Ended March 31,
2026
Balance, beginning of period	$-
Severance and other personnel costs	1,587
Cash payments during the period	(146)
Balance, ending of period	$1,441

In addition, the Company announced a leadership transition in January 2026 in which the Company's former Chief Executive Officer became Executive Chair of the Company’s Board of Directors. The Company and Dr. Cheryl Blanchard, the Company's former Chief Executive Officer, entered into a Transitional Services and Separation Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Dr. Blanchard stepped down from her role as the Company’s President and Chief Executive Officer, effective January 31, 2026. Dr. Blanchard will continue to serve on the Board of Directors through the January 31, 2028. Pursuant to the Transition Agreement, Dr. Blanchard will be entitled to receive her base salary rate and related employee benefits for 18 months immediately at the time of transition which will be paid over 24 months through January 31, 2028. Dr. Blanchard will also continue to serve on the Board of Directors through the Company’s 2028 annual stockholders meeting. Her equity awards granted under the Company’s 2017 Omnibus Incentive Plan and any other equity plan shall continue to vest throughout her service relationship, in accordance with the terms of the applicable award agreements and equity plans.

Following the change in circumstances, Dr. Blanchard will be required to provide service to the Company in her capacity as Executive Chair and later Board Member. In accordance with ASC 718-10, Compensation-Stock Compensation, the Company evaluated the accounting for the value of the continued services expected to be received in exchange for Dr. Blanchard’s equity awards concluding that the substance of the requisite services was not commensurate with the value of the equity awards. Accordingly, the Company recognized stock-based compensation expense of $3.3 million related to these awards during the three-month period ended March 31, 2026.

14.	Income Taxes

The income tax expense was $0.2 million for the three-month period ended March 31, 2026, resulting in an effective tax rate of (4.9%). The income tax expense was $0.1 million for the three-month period ended March 31, 2025, resulting in an effective tax rate of (2.3%). The tax rates are consistent for the three-month period ended March 31, 2026, as compared to the same period in 2025, primarily due to a full valuation allowance being recorded against domestic deferred tax assets at March 31, 2026, and 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2026, will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the income tax provision for the three-month period ended March 31, 2026, includes an adjustment for the valuation allowance required against the U.S deferred tax assets. As of March 31, 2026, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

The Company had a net loss during the three-month periods ended March 31, 2026, and 2025, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options/SARs of 2.2 million shares and 1.9 million shares were outstanding for the three-month periods ended March 31, 2026, and 2025, respectively. RSUs and PSUs totaling 1.4 million shares and 1.3 million shares were outstanding for the three-month periods ended March 31, 2026, and 2025, respectively. These securities were not included in the computation of diluted EPS because the awards’ impact on EPS would have been anti-dilutive.

16.	Share Repurchase

In May 2024, the Company approved a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was effected through a Rule 10b5-1 Plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market (“2024 Share Repurchase Program”).  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024, through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would the Company be required to make any purchases in the event that the Company’s cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs.

On May 28, 2024, the Company entered into a share repurchase agreement under a Rule 10b5-1 Plan with Bank of America. On November 6, 2025, the Company entered into a share repurchase agreement under a Rule 10b5-1 Plan with Clear Street LLC for another $15.0 million related to the 2024 Share Repurchase Program. As of March 31, 2026, the Company had repurchased 2,083,183 shares at a cost of $29.2 million representing 73% of the 2024 Share Repurchase Program. In April 2026, the Company completed its $15.0 million share repurchase agreement with Clear Street LLC and is no longer actively repurchasing stock.

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

The following table presents financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$29,612	$26,168
Cost of revenue	10,615	11,487
Gross Profit	18,997	14,681

Operating expenses:
Research and development	6,713	6,059
Selling, general and administrative	17,772	12,906
Total operating expenses	24,485	18,965
Loss from operations	(5,488)	(4,284)
Interest and other income, net	667	415
Loss before income taxes	(4,821)	(3,869)
Provision for income taxes	235	89
Loss from continuing operations	(5,056)	(3,958)
Loss from discontinued operations, net of tax	-	(915)
Net loss	$(5,056)	$(4,873)

Total U.S revenues were $18.5 million and $16.4 million for the three months ended March 31, 2026, and 2025, respectively. See Note 11 Revenue and Geographic Information for additional information about revenue by region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

Please also refer to “Item 1A. Risk Factors” of our 2025 Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management Overview

We are a global leader in the design, development, manufacturing, and commercialization of hyaluronic acid, or HA innovations. In partnership with clinicians, our sole focus is dedicated to delivering and advancing osteoarthritis, or OA pain management, and orthopedic regenerative solutions. At our core is a passion to deliver a differentiated portfolio that improves patient outcomes around the world.

We have over thirty years of global expertise developing, manufacturing and commercializing products based on our technology platform, HA. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our Regenerative Solutions portfolio.

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

●	Growth of the Integrity Implant System, our HA-based scaffold for rotator cuff and other tendon repairs, with first commercial cases in 2023;

●

Targeting to introduce key HA-based products into the U.S. market upon FDA approval/clearance, such as Cingal and Hyalofast, and developing additional products that leverage our proprietary Hyaff regenerative platform;

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

Products

OA Pain Management

Our OA Pain Management product family consists of Monovisc and Orthovisc, our injectable, HA-based OA pain management offerings that are indicated to provide pain relief from OA conditions; and Cingal, our novel, single-injection OA Pain Management product consisting of our proprietary cross-linked HA material combined with a fast-acting steroid.

Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven OA pain product that is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in over 35 countries. In 2022, we completed a third Phase III clinical trial for Cingal, which achieved its primary endpoint. We have been actively engaging with the U.S. Food and Drug Administration, or the FDA, on next steps for U.S. regulatory approval. We have made significant progress in addressing the FDA's requirements for Cingal's approval. In April 2023, we held a Type-C meeting with the FDA, which led to an advice letter received from the FDA in April 2024. The letter included positive feedback and new challenges that we are actively addressing. We also received confirmation that the clinical data for Cingal is a review issue and not a filing issue. Additionally, in September 2024, we acquired the Aristospan New Drug Application, or NDA, which allowed us to address a recent FDA requirement and will enable us to source the reference drug for a bioequivalence study.  In April 2025, we subsequently sold the Aristospan NDA to a third-party manufacturer who will supply the reference drug for the bioequivalence study. We had another Type-C meeting with the FDA in February 2025 to discuss finalizing NDA submission requirements, including bioequivalence study requirements. The preclinical and bioequivalence studies have been initiated. We are committed to bringing this revolutionary pain management therapy to the approximate $1 billion U.S. addressable market.

Regenerative Solutions

Our Regenerative Solutions product family consists of: (a) our portfolio of orthopedic regenerative solutions products utilizing HA, including Integrity, our HA-based scaffold for rotator cuff repair and other tendon procedures, Tactoset, an HA-enhanced, flowable, injectable and settable bone void filler used to facilitate bone regeneration and augment hardware in poor quality bone, and Hyalofast, a hyaluronic acid scaffold for cartilage repair, sold outside of the United States in over 30 countries. In the United States, Hyalofast is a pipeline product under a pivotal Investigational Device Exemption or IDE clinical trial and is not available for commercial sale. We submitted a premarket approval or PMA on October 31, 2025 with the FDA, and we are targeting a U.S. launch by 2027, pending approval from the FDA.

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue	$29,612	$26,168	$3,444	13%
Cost of revenue	10,615	11,487	(872)	(8%)
Gross profit	18,997	14,681	4,316	29%
Gross margin	64%	56%
Operating expenses:
Research and development	6,713	6,059	654	11%
Selling, general and administrative	17,772	12,906	4,866	38%
Total operating expenses	24,485	18,965	5,520	29%
Loss from operations	(5,488)	(4,284)	(1,204)	28%
Interest and other income (expense), net	667	415	252	61%
Loss before income taxes	(4,821)	(3,869)	(952)	25%
Provision for income taxes	235	89	146	164%
Loss from continuing operations	(5,056)	(3,958)	(1,098)	28%
Loss from discontinued operations, net of tax	-	(915)	915	(100%)
Net loss	$(5,056)	$(4,873)	$(183)	4%

Revenue

The following table presents revenue by product family for the three-month periods ended March 31, 2026, and 2025 as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$17,035	$14,909	$2,126	14%
Commercial Channel	12,577	11,259	1,318	12%
	$29,612	$26,168	$3,444	13%

Revenue for the three-month period ended March 31, 2026, was $29.6 million, an increase of $3.4 million, or 13%, compared to the same period in 2025. The increase in revenue was driven by higher sales activity with our Original Equipment Manufacturer, or OEM Channel partners, primarily J&J MedTech and certain non-orthopedic products as well as higher Integrity revenues and international OA Pain Management revenues.

Revenue from our OEM Channel product family increased by 14% for the three-month period ended March 31, 2026, as compared to the same period in 2025. For the three-month period ended March 31, 2026, the $2.1 million increase was driven by a $1.0 million increase in J&J MedTech revenue and a $1.1 million increase in non-orthopedic revenue. The J&J MedTech revenue increase was primarily due to $2.8 million increase in sales volume, offset by a $1.8 million decrease due to lower pricing. The non-orthopedic increase was due to a $1.5 million increase in the timing of veterinary product sales offset by a $0.4 million decrease in ophthalmic and wound care revenues.

Revenue from our Commercial Channel product family increased 12% for the three-month period ended March 31, 2026, as compared to the same period in 2025. For the three-month period ended March 31, 2026, the $1.3 million increase was driven by a $0.7 million increase in international OA pain management revenues and a $0.6 million increase in regenerative revenue. The international OA pain management revenue increase was due to higher Monovisc and Cingal product sales offset by lower Orthovisc product sales. The regenerative revenue increase was due to higher Integrity and Hyalofast product sales offset by lower Tactoset revenues.

Gross Profit and Margin

Gross profit for the three-month period ended March 31, 2026, increased $4.3 million to $19.0 million, representing a 64% gross margin for the period as compared to 56% in the prior year period. The increase in gross profit for the three-month period ended March 31, 2026, as compared to the same period in 2025, primarily resulted from higher sales activity. Gross margin for the three-month period ended March 31, 2026, increased compared to the same period of prior year due to higher sales activity, increased production volume and lower inventory reserves and scrap.

Research and Development

  Research and development expenses for the three-month period ended March 31, 2026, are as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$339	$498	$(159)	(32%)
Integrity development costs	259	166	93	55%
Cingal clinical study	664	293	371	127%
Regulatory external costs	305	264	41	16%
Other early programs and unallocated expenses	898	1,125	(226)	(20%)
Total external costs	2,465	2,345	120	5%
Internal costs:
Employee compensation and benefits	3,688	3,205	483	15%
Facility and other	561	509	52	10%
Total internal costs	4,249	3,714	535	14%
Total research and development expense	$6,714	6,059	$655	11%

 Research and development expenses for the three-month period ended March 31, 2026, were $6.7 million, an increase of $0.7 million as compared to the same period in 2025. This is primarily due to increased spending on the Cingal clinical study and headcount.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2026, were $17.8 million, an increase of $4.9 million, as compared to the same period in 2025. The increase for the three-month period ended March 31, 2026, was primarily driven by a $3.3 million increase in stock-based compensation and $1.6 million in severance costs associated with our restructuring strategy.

Loss from Continuing Operations

For the three-month period ended March 31, 2026, the loss from continuing operations was $5.1 million, compared to a loss from continuing operations of $4.0 million for the same period in 2025. The $1.1 million increase in the loss from continuing operations was due to higher stock-based compensation and severance costs from our restructuring strategy.

Income Taxes

The income tax expense was $0.2 million for the three-month period ended March 31, 2026, resulting in an effective tax rate of (4.9%). The income tax expense was $0.1 million for the three-month period ended March 31, 2025, resulting in an effective tax rate of (2.3%). The tax rates are consistent for the three-month period ended March 31, 2026, as compared to the same period in 2025, primarily due to a full valuation allowance being recorded against domestic deferred tax assets on March 31, 2026, and 2025.

Non-GAAP Financial Measures

We present certain information with respect to adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or EBITDA, adjusted net income(loss), and adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and are not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted EBITDA, adjusted net income, and adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net loss excluding interest and other (income), net, provision for income tax, depreciation and amortization, share-based compensation, severance costs and non-recurring professional fees.

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss from continuing operations	$(5,056)	$(3,958)
Interest and other (income), net	(667)	(415)
Provision for income taxes	235	89
Depreciation and amortization	1,407	1,416
Share-based compensation	6,641	2,995
Non-recurring professional fees	169	-
Severance costs	1,587	-
Adjusted EBITDA	$4,316	$127

Adjusted EBITDA in the three-month period ended March 31, 2026, increased $4.2 million as compared with the same period in 2025. The increase in adjusted EBITDA for the period was primarily due to higher revenue and gross profit.

Adjusted Net Income (Loss) and Adjusted EPS

We present information below with respect to adjusted net income(loss) and adjusted EPS. We define adjusted net income (loss) as our net loss excluding share-based compensation, severance costs, and non-recurring professional fees. We define adjusted EPS as GAAP diluted EPS excluding the above adjustments to net income (loss) used in calculating adjusted net income (loss), each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income (loss), a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss from continuing operations	$(5,056)	$(3,958)
Share-based compensation, tax effected	6,965	3,063
Severance costs, tax effected	1,664	-
Non-recurring professional fees, tax effected	177	-
Adjusted net income (loss)	$3,750	$(895)

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three-month periods ended March 31, 2026, and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Diluted loss per share	$(0.37)	$(0.28)
Share-based compensation, tax effected	0.51	0.22
Severance costs, tax effected	0.12	-
Non-recurring professional fees, tax effected	0.01	-
Adjusted diluted earnings (loss) per share	$0.27	$(0.06)

Adjusted net income and adjusted diluted earnings per share in the three-month period ended March 31, 2026, increased by $4.7 million and $0.33, respectively, as compared with the same period in 2025. The increase for the period was primarily due to higher revenue and gross profit.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our condensed consolidated balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $41.0 million and $57.5 million, and working capital totaled $72.6 million and $80.2 million, at March 31, 2026, and December 31, 2025, respectively.

On November 12, 2021, we entered into a Third Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017, which provides up to $75.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $75.0 million for a maximum aggregate commitment of $150.0 million. As of March 31, 2026, and December 31, 2025, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash (used in) provided by:
Operating activities	$(4,846)	$(130)
Investing activities	(1,239)	1,672
Financing activities	(10,347)	(5,438)
Effect of exchange rate changes on cash	(27)	108
Net decrease in cash and cash equivalents	$(16,459)	$(3,788)

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended March 31, 2026 as compared to the same period in 2025.

Operating Activities

Cash used in operating activities was $4.9 million and $0.1 million for the three-month periods ended March 31, 2026 and 2025, respectively. The increase in cash used in operating expenses was mainly due to inventory purchases with increased manufacturing production and building up safety stock and higher accounts receivable due to higher revenues. This was offset by higher stock-based compensation expense primarily related to the acceleration of stock-based compensation associated with the departure of our former Chief Executive Officer and an income tax refund received in the U.S.

Investing Activities

Cash used in investing activities was $1.2 million for the three-month period ended March 31, 2026, as compared to cash provided by investing activities of $1.7 million for the same period in 2025. The change was primarily due to increase in capital expenditures as we are expanding capacity with manufacturing operations at our Bedford facility

Financing Activities

Cash used in financing activities was $10.3 million and $5.4 million for the three-month periods ended March 31, 2026 and 2025, respectively. The increase in cash used in financing activities was primarily attributable to $8.7 million funding share repurchases during the three-month period ended March 31, 2026 versus $5.0 million in share repurchases in the prior year.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2025 Form 10-K for the year ended December 31, 2025. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2025 Form 10-K for the fiscal year ended December 31, 2025 and is updated in the Notes to the condensed consolidated financial statements included in this report.

Contractual Obligations and Other Commercial Commitments

Our contractual obligations and other commercial commitments are summarized in the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments” in our 2025 Form 10-K for the year ended December 31, 2025. There were no material changes to our contractual obligations reported in our 2025 Form 10-K during the three months ended March 31, 2026. For additional discussion, see Note 9 to the condensed consolidated financial statements included in this report.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the first three months of 2026 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended, as of the end of the period covered by this report. Based upon that evaluation, the president and chief executive officer (who is also our principal financial officer), concluded as of March 31, 2026 that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our president and principal executive officer, and principal financial officer as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and such subsequently filed Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended March 31, 2026 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 to 31, 2026	311,917	$9.47	311,917	$16,588
February 1 to 28, 2026	249,462	$10.69	249,462	$13,922
March 1 to 31, 2026	213,259	$14.39	213,259	$10,583
Total	774,638		774,638

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) the first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024 and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market, or the 2024 Share Repurchase Program.  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024, through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. On May 28, 2024, we entered into a share repurchase agreement under a Rule 10b5-1 plan with Bank of America, and completed the first $15.0 million tranche of the 2024 Share Repurchase Program in March 2025. On November 6, 2025, we  entered into a share repurchase agreement under a Rule 10b5-1 plan with Clear Street LLC for another $15.0 million related to the 2024 Share Repurchase Program; that plan has no fixed expiration date and no plan under the 2024 Share Repurchase Program has been terminated prior to expiration or otherwise. As of March 31, 2026, we had repurchased 2,083,183 shares at an average cost of $14.01 per share, representing 73% of the then estimated total number of shares expected to be repurchased  under the 2024 Share Repurchase Program. In April 2026, we completed our $15.0 million share repurchase agreement with Clear Street LLC and are no longer actively repurchasing stock.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

†10.2	Employment Agreement effective as of January 7, 2026 between Anika Therapeutics, Inc. and Stephen Griffin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on January 8, 2026).

†10.3	Transition Services and Separation Agreement dated as of January 7, 2026, between Anika Therapeutics, Inc. and Cheryl R. Blanchard (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-14027) filed by the Registrant on January 8, 2026).

*31.1	Certification of Stephen Griffin, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Stephen Griffin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL

*101

The following materials from Anika Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 as filed with the SEC on April 29, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows:

i.	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025 (unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2026 and March 31, 2025 (unaudited)

iii.	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and March 31, 2025 (unaudited)

iv.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and March 31, 2025 (unaudited)

v.	Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Management contract or compensatory plan or agreement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: April 29, 2026	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
President and Chief Executive Officer
(Authorized Officer and Principal Financial Officer)