Form 10-Q
period 2026-06-30
Anika Therapeutics, Inc.
filed 2026-07-29
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 24, 2026, there were 13,382,966 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

ANIKA, ANIKA THERAPEUTICS, CINGAL, HYAFF, INTEGRITY, MONOVISC, ORTHOVISC, TACTOSET and other trademarks of ours appearing in this report are our property. HYALOFAST is a trademark of Fidia Farmaceutici S.p.A. that is licensed to us. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$38,412	$57,481
Accounts receivable, net	29,062	23,690
Inventories	28,565	18,787
Prepaid expenses and other current assets	3,151	3,400
Total current assets	99,190	103,358
Property and equipment, net	40,102	40,324
Right-of-use assets	24,949	25,939
Other long-term assets	3,023	4,034
Notes receivable	5,718	5,636
Deferred tax assets	1,017	1,275
Intangible assets, net	1,650	1,650
Goodwill	7,825	8,054
Total assets	$183,474	$190,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,236	$6,041
Accrued expenses and other current liabilities	15,911	15,867
Total current liabilities	22,147	21,908
Other long-term liabilities	730	701
Lease liabilities	23,315	24,196
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,711 issued and 13,383 outstanding and 15,385 issued and 13,889 outstanding at June 30, 2026 and December 31, 2025, respectively	134	139
Additional paid-in-capital	83,437	87,498
Accumulated other comprehensive loss	(5,329)	(4,959)
Retained earnings	59,040	60,787
Total stockholders’ equity	137,282	143,465
Total liabilities and stockholders’ equity	$183,474	$190,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$32,610	$28,219	$62,222	$54,387
Cost of product revenue	11,366	13,856	21,981	25,343
Gross Profit	21,244	14,363	40,241	29,044

Operating expenses:
Research & development	7,341	6,313	14,054	12,372
Selling, general & administrative	10,949	12,230	28,721	25,136
Total operating expenses	18,290	18,543	42,775	37,508
Income (loss) from operations	2,954	(4,180)	(2,534)	(8,464)
Interest and other income, net	426	214	1,093	629
Income (loss) before income taxes	3,380	(3,966)	(1,441)	(7,835)
Provision for income taxes	71	681	306	770
Income (loss) from continuing operations	3,309	(4,647)	(1,747)	(8,605)
Income (loss) from discontinued operations, net of tax	-	677	-	(238)
Net income (loss)	$3,309	$(3,970)	$(1,747)	$(8,843)

Income (loss) per share:
Basic
Continuing operations	$0.25	$(0.33)	$(0.13)	$(0.60)
Discontinued operations	-	0.05	-	(0.02)
	$0.25	$(0.28)	$(0.13)	$(0.62)

Diluted
Continuing operations	$0.24	$(0.33)	$(0.13)	$(0.60)
Discontinued operations	-	0.05	-	(0.02)
	$0.24	$(0.28)	$(0.13)	$(0.62)

Weighted average common shares outstanding:
Basic	13,330	14,364	13,430	14,331
Diluted	13,717	14,517	13,430	14,331

Net income (loss)	$3,309	$(3,970)	$(1,747)	$(8,843)
Foreign currency translation adjustment	(19)	1,348	(370)	2,028
Comprehensive income (loss)	$3,290	$(2,622)	$(2,117)	$(6,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30, 2026
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2026	13,889	$139	$87,498	$60,787	$(4,959)	$143,465
Vesting of restricted stock units	359	3	(3)	-	-	-
Stock-based compensation expense	-	-	6,191	-	-	6,191
Retirement of common stock for minimum tax withholdings	(116)	(1)	(1,657)	-	-	(1,658)
Repurchase of common stock	(775)	(8)	(8,682)	-	-	(8,690)
Net loss	-	-	-	(5,056)	-	(5,056)
Other comprehensive loss	-	-	-	-	(351)	(351)
Balance, March 31, 2026	13,357	$133	$83,347	$55,731	$(5,310)	$133,901
Exercise of Stock Options	1	-	12	-	-	12
Vesting of restricted stock units	61	1	(1)	-	-	-
Issuance of ESPP shares	24	-	198	-	-	198
Stock-based compensation expense	-	-	790	-	-	790
Retirement of common stock for minimum tax withholdings	(4)	-	(57)	-	-	(57)
Repurchase of common stock	(56)	-	(852)	-	-	(852)
Net income	-	-	-	3,309	-	3,309
Other comprehensive loss	-	-	-	-	(19)	(19)
Balance, June 30, 2026	13,383	$134	$83,437	$59,040	$(5,329)	$137,282

	Six Months Ended June 30, 2025
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2025	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	250	2	1,693	-	-	1,695
Stock-based compensation expense	-	-	2,344	-	-	2,344
Retirement of common stock for minimum tax withholdings	(90)	(1)	(1,466)	-	-	(1,467)
Repurchase of common stock	(241)	(2)	(3,969)	-	-	(3,971)
Net loss	-	-	-	(4,873)	-	(4,873)
Other comprehensive income	-	-	-	-	680	680
Balance, March 31, 2025	14,335	$143	$87,563	$66,794	$(6,103)	$148,397
Vesting of restricted stock units	62	1	(1)	-	-	-
Issuance of ESPP shares	27	-	261	-	-	261
Stock-based compensation expense	-	-	1,719	-	-	1,719
Retirement of common stock for minimum tax withholdings	(6)	-	(83)	-	-	(83)
Net loss	-	-	-	(3,970)	-	(3,970)
Other comprehensive income	-	-	-	-	1,348	1,348
Balance, June 30, 2025	14,418	$144	$89,459	$62,824	$(4,755)	$147,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,747)	$(8,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,912	2,663
Amortization of acquisition related intangible assets	-	345
Non-cash operating lease cost	929	1,067
Stock-based compensation expense	8,474	5,411
Deferred income taxes	237	15
Provision for credit losses	(97)	133
Provision for inventory	2,575	3,842
Interest income on notes receivable	(354)	(345)
Gain on sale of assets	(84)	(505)
Changes in operating assets and liabilities:
Accounts receivable	(5,408)	659
Inventories	(11,420)	2,252
Prepaid expenses, other current and long-term assets	(831)	797
Accounts payable	170	(1,066)
Operating lease liabilities	(937)	(1,045)
Accrued expenses, other current and long-term liabilities	(1,074)	(5,251)
Income taxes	1,125	(448)
Net cash used in operating activities	(5,530)	(319)

Cash flows from investing activities:
Proceeds from sale of Parcus	-	4,496
Proceeds from sale of intangible assets	-	600
Notes receivable	361	328
Purchases of property and equipment	(2,880)	(4,291)
Net cash (used in) provided by investing activities	(2,519)	1,133

Cash flows from financing activities:
Proceeds from employee stock purchase program	198	261
Cash paid for tax withheld on vested restricted stock awards	(1,715)	(1,549)
Proceeds from exercises of equity awards	12	-
Repurchases of common stock	(9,543)	(3,971)
Net cash used in financing activities	(11,048)	(5,259)

Exchange rate impact on cash	28	453

Decrease in cash and cash equivalents	(19,069)	(3,992)
Cash and cash equivalents at beginning of period	57,481	57,159
Cash and cash equivalents at end of period	$38,412	$53,167
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$496	$820

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

Anika Therapeutics, Inc. (the “Company”) is a global leader in the design, development, manufacturing and commercialization of hyaluronic acid (HA) innovations. In partnership with clinicians, the Company’s sole focus is dedicated to delivering and advancing osteoarthritis (OA) pain management and orthopedic regenerative solutions.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements include the accounts of Anika Therapeutics, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations relating to interim financial statements. The December 31, 2025, balances reported herein were derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six-month periods ended June 30, 2026, are not indicative of the results to be expected for the year ending December 31, 2026.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures in future years as a result of the adoption of ASU 2024-03.

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

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company determined the fair value of the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at the time of divestiture. The carrying value of the Notes Receivable was $5.7 million and $5.6 million, as of June 30, 2026, and December 31, 2025, respectively.

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

The components of loss from discontinued operations for the three and six months ended June 30, 2026, and 2025, consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$2,710
Costs and expenses	-	(14)	-	3,611
Income (loss) from discontinued operations before income taxes	-	14	-	(901)
Benefit from income taxes	-	(663)	-	(663)
Net income (loss) from discontinued operations	$-	$677	$-	$(238)

Selected financial information related to significant operating and investing cash flow items from discontinued operations (excluding working capital impacts) are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Depreciation	$-	$149
Non-cash operating lease cost	-	55
Stock-based compensation expense	-	132
Purchases of property and equipment	-	19

4.	Accounts Receivable

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

The balance of accounts receivable as of the beginning of the reporting period was $23.7 million and $23.6 million as of January 1, 2026, and 2025, respectively. The components of the Company’s accounts receivable are as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
Accounts Receivable	$29,662	$24,817
Less: Allowance for credit losses	600	1,127
Net balance, end of period	$29,062	$23,690

A summary of activity in the allowance for credit losses is as follows:

	As of June 30,
	2026	2025
Balance, beginning of the period	$1,127	$730
Amounts provided	230	258
Amounts recovered	(327)	(118)
Amounts written off	(421)	(138)
Translation adjustments	(9)	67
Balance, end of period	$600	$799

5.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. There were no transfers between fair value levels during the six-month period ended June 30, 2026, and the year ended December 31, 2025, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	June 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2026	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$30,886	$30,886	-	-	$30,886

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2025	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$48,758	$48,758	-	-	$48,758

6.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$14,142	$10,724
Work-in-process	11,518	8,105
Finished goods	5,481	3,508
Total	$31,141	$22,337

Inventories	$28,565	$18,787
Other long-term assets	2,576	3,550
Total	$31,141	$22,337

Inventories are stated net of inventory reserves of approximately $4.6 million and $4.8 million, as of June 30, 2026, and December 31, 2025, respectively.

7.	Property and Equipment

Property and equipment is stated at cost and consists of the following:

	June 30,	December 31,
	2026	2025
Equipment and software	$53,410	$49,503
Furniture and fixtures	1,764	1,696
Leasehold improvements	37,022	36,824
Construction in progress	2,130	3,729
Subtotal	94,326	91,752
Less accumulated depreciation	(54,224)	(51,428)
Total	$40,102	$40,324

Depreciation expense was $1.5 million and $1.3 million for the three-month periods ended June 30, 2026, and 2025, respectively. Depreciation expense was $2.9 million and $2.5 million for the six-month periods ended June 30, 2026, and 2025, respectively.

8.	Goodwill and Intangible Assets

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the six-month period ended June 30, 2026, were as follows:

Six Months Ended June 30,
2026
Balance, beginning of period	$8,054
Effect of foreign currency adjustments	(229)
Balance, ending of period	$7,825

The Company has intangible assets of $1.7 million at each of June 30, 2026, and December 31, 2025, which is comprised of indefinite-lived in-process research and development assets.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Compensation and related expenses	$7,536	$8,658
Stock-based compensation	3,940	2,448
Operating lease liability – current	1,935	2,052
Professional fees	1,606	1,800
Clinical trial costs	446	441
Deferred revenue	122	-
Other	326	468
Total	$15,911	$15,867

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of June 30, 2026, or December 31, 2025, and has no history of claims paid.

The Company is also involved from time to time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

11.	Revenue and Geographic Information

Revenue by product classification is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Original Equipment Manufacturer (“OEM”) Channel	$18,705	$16,340	$35,740	$31,249
Commercial Channel	13,905	11,879	26,482	23,138
	$32,610	$28,219	$62,222	$54,387

Revenue from the Company’s sole significant customer, Johnson & Johnson MedTech (“J&J MedTech”), part of the Johnson & Johnson Medical Companies, as a percentage of the Company’s total revenue was 53% and 50% for the three-months ended June 30, 2026, and 2025, respectively, and 50% for the six-months ended June 30, 2026, and 2025.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended June 30,
	2026		2025
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$19,804	61%	$17,924	63%
Europe	6,836	21%	4,752	17%
Other	5,970	18%	5,543	20%
Total	$32,610	100%	$28,219	100%

	Six Months Ended June 30,
	2026		2025
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$38,336	61%	$34,287	63%
Europe	13,502	22%	10,550	19%
Other	10,384	17%	9,550	18%
Total	$62,222	100%	$54,387	100%

12.	Equity Incentive Plans

Equity Incentive Plans

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017, and subsequently amended most recently on June 18, 2026. On June 18, 2026, the Company’s stockholders approved a seventh amendment and restatement of the 2017 Plan increasing the number of shares by 350,000 shares from 5,760,000 shares to 6,110,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 6.1 million shares of common stock may be issued under the 2017 Plan. There were 0.6 million shares available for future grant at June 30, 2026, under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021, and subsequently amended on December 22, 2023 and May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 350,000 shares of common stock may be issued under the Inducement Plan. There were 0.1 million shares available for future grant at June 30, 2026 under the Inducement Plan.

The Anika Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors on March 17, 2021, and approved by the Company’s stockholders on June 16, 2021, and subsequently amended on June 18, 2026. On June 18, 2026, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 200,000 shares, from 200,000 shares to 400,000 shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 400,000 shares of common stock may be issued under the ESPP. There were 0.2 million shares available for future purchase at June 30, 2026, under the ESPP.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$128	$56	$296	$162
Research & development	440	183	998	625
Selling, general & administrative	1,265	2,309	7,180	4,756
Total stock-based compensation expense	$1,833	$2,548	$8,474	$5,543

Stock Options and Stock Appreciation Rights

Stock options and stock appreciation rights (“SARs”) are granted to purchase common shares at prices that are equal to the fair market value of the shares on the date the options/SARs are granted or, in the case of premium options, are granted with an exercise price at 110% of the market price of the Company’s common stock on the date of grant. Stock options entitle the holder to purchase common shares, while SARs provide the right to receive the appreciation in the value of the Company’s common stock over the grant price, that can be settled in shares or cash at the Company’s election. Options and SARs generally vest in equal annual installments over a period of three years and expire 10 years after the date of grant. The grant-date fair value of stock options and SARs is recognized as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The following summarizes the activity under the Company’s stock option and SARs plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(Options/SARs)	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	1,765,025	$31.42	6.3	$1
Granted	476,221	$11.45
Exercised	(833)	$14.46		$-
Forfeited and canceled	(66,316)	$22.92
Outstanding as of June 30, 2026	2,174,097	$27.30	6.0	$1,707
Vested, June 30, 2026	1,569,638	$32.00	4.7	$3
Vested or expected to vest, June 30, 2026	2,174,097	$27.30	6.0	$1,707

There was 833 stock options exercised during the six-month period ended June 30, 2026. The aggregate intrinsic value of stock options exercised for the six-month period ended June 30, 2026, and 2025 was immaterial.

The Company granted 476,221 SARs during the six months ended June 30, 2026, which can be settled in cash or stock at the Company’s election. The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

Listed below are the assumptions used in the Black-Scholes pricing model for options and SARs granted during the six months ended June 30, 2026.

The assumptions were as follows:

	Six Months Ended
	June 30,
	2026			2025
Risk free interest rate	3.7%	-	3.9%	3.8%	-	4.0%
Expected volatility	44.9%	-	46.1%	41.6%	-	42.9%
Expected life (years)		4.5			4.5
Expected dividend yield		0.0%			0.0%
Fair value per option		$4.53			$5.60

As of June 30, 2026, there was $2.9 million of unrecognized compensation related to unvested stock options and SARs. This expense is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the six-month period ended June 30, 2026, was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2025	953,713	$20.41
Granted	585,101	$13.10
Vested	(371,465)	$19.97
Forfeited and cancelled	(93,417)	$16.95
Outstanding as of June 30, 2026	1,073,932	$16.45

The weighted-average grant-date fair value per share of RSUs granted was $13.10 and $14.15 for the six-month periods ended June 30, 2026, and 2025, respectively. The total fair value of RSUs vested was $7.4 million and $6.7 million for the six-month periods ended June 30, 2026, and 2025, respectively. As of June 30, 2026, there was $11.4 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.2 years.

The Company’s annual grants of RSU awards in March 2025 and 2026 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The first tranche of the March 2025 RSU awards, 310,710 shares, vested in March 2026 and were settled in shares. As of June 30, 2026, the Company had 809,362 RSU shares outstanding for which a liability of $2.5 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $10.2 million which is to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units (“PSUs”)

PSU activity for the six-month period ended June 30, 2026, was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2025	279,754	$15.36
Granted	-	$-
Vested	(48,963)	$15.91
Forfeited and cancelled	(34,799)	$15.25
Outstanding as of June 30, 2026	195,992	$15.24

There were no PSUs granted in the six-month period ended June 30, 2026.

The Company’s grants of PSU awards can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. The PSU awards that vested in March totaled 48,963 shares and were settled in shares. As of June 30, 2026, the Company had 195,992 shares outstanding for which a liability of $1.4 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $1.1 million associated with these PSUs which is to be recognized over a weighted-average period of 1.8 years.

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two different PSU awards to each PSU award recipient. One form of PSU award is a 3-year cliff vest subject to achievement of certain market-based metrics in which 50-200% of target shares granted may vest based on achievement of the specified market price targets during the performance period from March 14, 2025, through March 1, 2028.  No shares will vest if these market price targets are not achieved. The Company estimated the fair value of these market-based PSUs using a Monte Carlo simulation model at the grant date and will continue to use the Monte- Carlo simulation model to update the fair value at the end of each reporting period. The second form of PSU awards is vesting in equal annual installments of target on each anniversary date of grant over three years, subject to annual achievement of the specified strategic performance objectives each year based upon certain regulatory milestones and financial targets. Subject to achievement of each milestone, these awards will vest annually on each anniversary date of the grant date over three years. The Company recognizes stock-based compensation based on the probability outcomes of achieving these milestones.

13.	Restructuring

During the three-month period ended March 31, 2026, the Company initiated actions to reduce general and administrative expenses to reflect a more focused cost structure following the recent strategic divestitures. This included a workforce reduction resulting in the recognition of severance and employee‑related costs, which primarily consist of cash severance payments, employer‑paid benefits during the severance period, and payroll‑related taxes. These costs were recognized in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $2.3 million in connection with the workforce reduction plan and the restructuring actions were substantially completed during the six-month period ended June 30, 2026.

The following table is a summary of the changes in the severance liability, included with accrued expenses on the consolidated balance sheets related to the workforce reduction:

Six-Months Ended June 30
2026
Balance, beginning of period	$-
Severance and other personnel costs	2,119
Cash payments during the period	(530)
Balance, ending of period	$1,589

In addition, the Company announced a leadership transition in January 2026 in which our former Chief Executive Officer became Executive Chair of the Company’s Board of Directors. The Company and Dr. Cheryl Blanchard, our former Chief Executive Officer, entered into a Transitional Services and Separation Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Dr. Blanchard stepped down from her role as the Company’s President and Chief Executive Officer, effective January 31, 2026. Dr. Blanchard will continue to serve on the Board of Directors through January 31, 2028. Pursuant to the Transition Agreement, Dr. Blanchard will be entitled to receive her base salary rate and related employee benefits for 18 months immediately at the time of transition, which will be paid over 24 months through January 31, 2028. Dr. Blanchard will also continue to serve on the Board of Directors through the Company’s 2028 annual stockholders meeting. Her equity awards granted under the Company’s 2017 Omnibus Incentive Plan and any other equity plan shall continue to vest throughout her service relationship, in accordance with the terms of the applicable award agreements and equity plans.

With this change in Dr. Blanchard’s role, the Company determined that the unrecognized stock-based compensation associated with her equity awards at the time of transition should be expensed immediately during the three-month period ended March 31, 2026, based on the premise that Dr. Blanchard’s would be no longer providing substantive services after January 31, 2026, commensurate with the value of the equity awards. As a result, the Company recorded $3.3 million in stock-based compensation during the three-month period ended March 31, 2026.

14.	Income Taxes

The income tax expense was $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2026, resulting in effective tax rates of 2.1% and (21.2)%, respectively. The income tax expense was $0.7 million and $0.8 million for the three- and six-month periods ended June 30, 2025, resulting in an effective tax rate of (17.2)% and (9.8)%, respectively. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2026, was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company resulting in current tax expense in 2026.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets originating during the year ended December 31, 2026, will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the income tax provision for the six-month period ended June 30, 2026, includes an adjustment for the valuation allowance required against the U.S. deferred tax assets. As of June 30, 2026, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

The following table provides share information used in the calculation of the Company's basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares used in the calculation of basic EPS	13,330	14,364	13,430	14,331
Effect of dilutive securities:
Share based awards	387	153	-	-
Diluted shares used in the calculation of EPS	13,717	14,517	13,430	14,331

The Company had a net loss during the six-month period ended June 30, 2026, and 2025, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. The Company incurred net income during the three-month period ended June 30, 2026, and a net loss for the corresponding period ended June 30, 2025. Stock options and/or SARs of 2.2 million shares and 1.8 million shares were outstanding at June 30, 2026, and 2025, respectively. Restricted and performance stock units totaling 1.3 million were outstanding at both June 30, 2026, and 2025, respectively. There was 0.4 million and 0.2 million of securities for the three-month periods ended June 30, 2026, and 2025, respectively, that were considered to be dilutive in the computation of diluted EPS.

16.	Share Repurchase

In May 2024, the Company agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) first $15.0 million was effected through a Rule 10b5-1 Plan initiated prior to June 1, 2024, and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market through June 2026.  In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024 through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would the company be required to make any purchases in the event that the Company’s cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs.

On May 28, 2024, the Company entered into a share repurchase agreement for $15.0 million under a Rule 10b5-1 Plan with Bank of America. On November 6, 2025, the Company entered into a share repurchase agreement under a Rule 10b5-1 Plan with Clear Street LLC for another $15.0 million related to the 2024 Share Repurchase Program. As of June 30, 2026, the Company had repurchased 2,139,944 shares at a cost of $30.0 million and is no longer actively repurchasing stock.

17.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company operates in a one business segment. The Company’s CODM is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM’s financial review is focused on the consolidated financial results of the Company which is used as the basis for financial performance assessment and allocation of resources.

The following table presents financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026, and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$32,610	$28,219	$62,222	$54,387
Cost of product revenue	11,366	13,856	21,981	25,343
Gross profit	21,244	14,363	40,241	29,044

Operating expenses:
Research & development	7,341	6,313	14,054	12,372
Selling, general & administrative	10,949	12,230	28,721	25,136
Total operating expenses	18,290	18,543	42,775	37,508
Income (loss) from operations	2,954	(4,180)	(2,534)	(8,464)
Interest and other income, net	426	214	1,093	629
Income (loss) before income taxes	3,380	(3,966)	(1,441)	(7,835)
Provision for income taxes	71	681	306	770
Income (loss) from continuing operations	3,309	(4,647)	(1,747)	(8,605)
Income (loss) from discontinued operations, net of tax	-	677	-	(238)
Net income (loss)	$3,309	$(3,970)	$(1,747)	$(8,843)

18.	Subsequent Event

On July 10, 2026, the Company entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”), amending its existing revolving line of credit agreement dated October 24, 2017, with Bank of America, N.A., with a term date of November 21, 2026. The revolving line of credit of agreement, as amended to date (including by such Fifth Amendment), is referred to as the “Amended Agreement”.

Under the Amended Agreement, Bank of America, N.A., serves as administrative agent, issuer of letters of credit and lender for a $50.0 million senior revolving line of credit with maturity date of July 10, 2031. Subject to certain conditions, the Company may request up to an additional $50 million in commitments for a maximum aggregate commitment of $100.0 million, subject to the approval of lenders referred to in the Amended Agreement. Loans under the Amended Agreement generally bear interest at a rate equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”), plus an additional percentage ranging from 0.25% to 1.25%, based on the Company’s consolidated leverage ratio at the time of borrowings. The Company has agreed to pay a commitment fee in the amount equal to 0.20% to 0.30% per annum, based on the Company’s consolidated leverage ratio, of the actual daily unused amount of the credit facility under the Amended Agreement, which fee is due and payable quarterly in arrears. Loan origination costs will be amortized over the five-year term of the Amended Agreement.

The Amended Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the lenders. The financial covenants require that the Company does not exceed certain maximum leverage and interest coverage ratios. The lenders have been granted a first priority lien and security interest in substantially all of the Company’s assets, except certain intangible assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Form 10-K. In addition to historical information, this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or the SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by words such as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, express or implied statements regarding expected future operating results, expectations regarding the timing and receipt of regulatory results, anticipated levels of capital expenditures, and expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings.

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

Management Overview

We are a global leader in the design, development, manufacturing and commercialization of hyaluronic acid, or HA, innovations. In partnership with our clinicians, our sole focus is dedicated to delivering and advancing osteoarthritis, or OA, pain management and orthopedic regenerative solutions. At our core is a passion to deliver a differentiated portfolio that improves patient outcomes around the world.

We have over 30 years of global expertise developing, manufacturing and commercializing products based on our technology platform, HA. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our Regenerative Solutions portfolio.

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

●

Targeting to introduce key HA-based products into the U.S. market upon U.S. Food and Drug Administration, or FDA, approval/clearance, such as Cingal and Hyalofast, and developing additional products that leverage our proprietary Hyaff regenerative platform;

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

Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven OA pain product that is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in over 35 countries. In 2022, we completed a third Phase 3 clinical trial for Cingal, which achieved its primary endpoint. We have been actively engaging with FDA, on next steps for U.S. regulatory approval. We have made significant progress in addressing the FDA's requirements for Cingal's approval. In April 2023, we held a Type-C meeting with the FDA, which led to an advice letter received from the FDA in April 2024. The letter included positive feedback and new challenges that we are actively addressing. We also received confirmation that the clinical data for Cingal is a review issue and not a filing issue. Additionally, in September 2024, we acquired the Aristospan New Drug Application, or NDA, which allowed us to address a recent FDA requirement and will enable us to source the reference drug for a bioequivalence study. In April 2025, we subsequently sold the Aristospan NDA to a third-party manufacturer who will supply the reference drug for the bioequivalence study. We had another Type-C meeting with the FDA in February 2025 to discuss finalizing NDA submission requirements, including bioequivalence study requirements. We are continuing to advance NDA preparation activities and are working towards a submission to the FDA. Chemistry, Manufacturing and Controls (“CMC”) activities required for approval of HA as a drug remain a key milestone in the regulatory pathway and are expected to be a primary focus as we advance toward filing. While we remain confident in the clinical profile and commercial opportunity for Cingal, the timing of any potential NDA submission or regulatory approval remains subject to the completion of these development and regulatory requirements. We are committed to bringing this revolutionary pain management therapy to the approximate $1 billion U.S. addressable market.

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

Hyalofast is not currently approved for commercial use in the United States and is not available for commercial sale. Anika submitted a Premarket Approval (“PMA”) application to the FDA on October 31, 2025, following completion of its pivotal Investigational Device Exemption (“IDE”) clinical trial. The Company remains actively engaged with the FDA as it works through the ongoing PMA review process and responses to the deficiency letter that the Company received in January 2026.

Results of Operations

Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$32,610	$28,219	$4,391	16%	$62,222	$54,387	$7,835	14%
Cost of revenue	11,366	13,856	(2,490)	(18%)	21,981	25,343	(3,362)	(13%)
Gross profit	21,244	14,363	6,881	48%	40,241	29,044	11,197	39%
Gross margin	65%	51%			65%	53%
Operating expenses:
Research & development	7,341	6,313	1,028	16%	14,054	12,372	1,682	14%
Selling, general & administrative	10,949	12,230	(1,281)	(10%)	28,721	25,136	3,585	14%
Total operating expenses	18,290	18,543	(253)	(1%)	42,775	37,508	5,267	14%
Income (loss) from operations	2,954	(4,180)	7,134	(171%)	(2,534)	(8,464)	5,930	(70%)
Interest and other income, net	426	214	212	99%	1,093	629	464	74%
Income (loss) before income taxes	3,380	(3,966)	7,346	(185%)	(1,441)	(7,835)	6,394	(82%)
Provision for income taxes	71	681	(610)	(90%)	306	770	(464)	(60%)
Income (loss) from continuing operations	3,309	(4,647)	7,956	(171%)	(1,747)	(8,605)	6,858	(80%)
Income (loss) from discontinued operations, net of tax	-	677	(677)	(100%)	-	(238)	238	(100%)
Net income (loss)	$3,309	$(3,970)	$7,279	(183%)	$(1,747)	$(8,843)	$7,096	(80%)

Revenue

The following table presents revenue by product family for the three and six-month periods ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$18,705	$16,340	$2,365	14%
Commercial Channel	13,905	11,879	2,026	17%
	$32,610	$28,219	$4,391	16%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$35,740	$31,249	$4,491	14%
Commercial Channel	26,482	23,138	3,344	14%
	$62,222	$54,387	$7,835	14%

Revenue for the three- and six- month periods ended June 30, 2026, was $32.6 million and $62.2 million, respectively. Revenue increased $4.4 million and $7.8 million, or 16% and 14%, for the three- and six- month periods ended June 30, 2026, compared to the same periods in 2025, respectively. The increase in revenue was driven by higher sales activity with our Original Equipment Manufacturer, or OEM Channel partners, primarily J&J MedTech, as well as higher Commercial Channel revenue due to international OA Pain Management revenues and Integrity revenues.

Revenue from our OEM Channel product family increased by 14% for each of the three- and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. For the three-month period ended June 30, 2026, the $2.4 million increase was primarily due to a $3.2 million increase in J&J MedTech revenue due to $6.1 million increase in sales volume, offset by a $2.9 million decrease due to lower pricing. This was offset by a $0.9 million decline in non-orthopedic revenue, largely attributable to shipment timing of veterinary products. For the six-month period ended June 30, 2026, OEM revenue increased as result of a $4.2 million increase in J&J MedTech revenue, due to $8.9 million increase in sales volume, offset by a $4.7 million decrease due to lower pricing. Non-orthopedic product revenue also increased by $0.3 million, due to timing on surgical product sales.

Revenue from our Commercial Channel product family increased 17% and 14% for the three- and six-month periods ended, June 30, 2026, respectively. For the three-month period ended June 30, 2026, regenerative product revenue increased by $0.4 million, primarily due to higher sales of Integrity and Hyalofast. International OA pain management product revenue increased by $1.6 million, due to higher sales of Cingal and Monovisc. For the six-month period ended June 30, 2026, regenerative revenue increased by $1.0 million, primarily due to higher sales in Integrity and Hyalofast sales. International OA pain management product revenue increased $2.3 million, driven by higher sales of Monovisc and Cingal.

Gross Profit and Margin

Gross profit for the three- and six-months periods ended June 30, 2026, increased $6.9 million and $11.2 million to $21.2 million and $40.2 million, respectively. Gross profit for the three- and six-month periods ended June 30, 2025, was $14.4 million and $29.0 million, respectively. The increase in gross profit for the three- and six-month periods ended June 30, 2026, was primarily related to higher sales volume.

Gross margin for each of the three- and six-month periods ended June 30, 2026, was 65%.  Gross margin for the three- and six-month period ended June 30, 2025, was 51% and 53%, respectively.  The increase in gross margin was due to higher sales volume, increased manufacturing production and improved sales mix due to higher J&J MedTech revenues.

Research and Development

Research and development expenses for the three- and six-month periods ended June 30, 2026, were as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$275	$967	$(692)	(72%)
Integrity development costs	376	241	135	56%
Cingal clinical study	921	746	175	23%
Regulatory external costs	295	293	2	1%
Other early programs and unallocated expenses	1,122	524	598	114%
Total external costs	2,989	2,771	218	8%
Internal costs:
Employee compensation and benefits	3,785	3,119	666	21%
Facility and other	567	423	144	34%
Total internal costs	4,352	3,542	810	23%
Total research and development expense	$7,341	$6,313	$1,028	16%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$614	$1,464	$(850)	(58%)
Integrity development costs	635	407	228	56%
Cingal clinical study	1,585	1,039	546	53%
Regulatory external costs	599	556	43	8%
Other early programs and unallocated expenses	2,020	1,649	371	22%
Total external costs	5,453	5,115	338	7%
Internal costs:
Employee compensation and benefits	7,473	6,324	1,149	18%
Facility and other	1,128	933	195	21%
Total internal costs	8,601	7,257	1,344	19%
Total research and development expense	$14,054	$12,372	$1,682	14%

Research and development external costs for the three- and six-month periods ended June 30, 2026, were $3.0 million and $5.5 million, respectively. Research and development external costs for the three- and six-month periods ended June 30, 2025, were $2.8 million and $5.1 million, respectively. The increase in research and development external costs was primarily due to increased spending on Cingal clinical study and Integrity development costs offset somewhat by Hyalofast clinical trial costs.

Research and development internal costs for the three- and six-month periods ended June 30, 2026, were $4.4 million and $8.6 million, respectively. Research and development internal costs for the three- and six-month periods ended June 30, 2025, were $3.5 million and $7.3 million, respectively. The increase in internal research and development costs was primarily due to higher headcount to support Cingal clinical activities.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2026, were $10.9 million and $28.7 million, respectively. Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2025, were $12.2 million and $25.1 million, respectively. The decrease for the three-month period ended June 30, 2026, was due primarily to reduced headcount with severance actions announced in the first quarter of 2026 and lower legal fees. The increase for the six-month period ended June 30, 2026, was primarily due to $2.4 million in severance costs recorded in 2026 and $2.4 million increase in stock-based compensation, primarily related to a charge during the three-month period ended March 31, 2026, for the transition of the Company’s former Chief Executive Officer. This was offset by lower legal and professional fees.

Income (Loss) from Continuing Operations

For the three- and six- month periods ended June 30, 2026, the income (loss) from continuing operations was $3.3 million and ($1.7) million, respectively. For the three- and six-month periods ended June 30, 2025, the loss from continuing operations was $4.6 million and $8.6 million, respectively. The increase in the income from continuing operations was primarily due to higher revenue and increased manufacturing production and efficiency.

Income Taxes

The income tax expense was $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2026, resulting in effective tax rates of 2.1% and (21.2) %, respectively. The income tax expense was $0.7 million and $0.8 million for the three- and six-month periods ended June 30, 2025, resulting in an effective tax rate of (17.2) % and (9.8) %, respectively. The decrease in income tax expense was due to lower taxable income expected in the U.S. in 2026 due to the ability to deduct more research and development costs. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2026, was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company resulting in current tax expense in 2026.

Non-GAAP Financial Measures

We present certain information with respect to adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or EBITDA, adjusted net income, (loss) from continuing operations, and adjusted diluted earnings per share or adjusted EPS, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and are not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted EBITDA, adjusted net income, (loss) from continuing operations, and adjusted EPS, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net income (loss) from continuing operations excluding interest and other (income) expense, net, income tax benefit (provision), depreciation and amortization, share-based compensation, and severance costs.

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss) from continuing operations, which is the nearest GAAP equivalent. Some of these limitations are:

●

adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

●

we exclude share-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of share-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

●

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2026, and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss from continuing operations	$3,309	$(4,647)	$(1,747)	$(8,605)
Interest and other income, net	(426)	(331)	(1,093)	(746)
Provision for income taxes	71	681	306	770
Depreciation and amortization	1,505	1,444	2,912	2,860
Share-based compensation	1,833	2,548	8,474	5,543
Non-recurring professional fees	-	-	169	-
Severance costs	772	-	2,359	-
Adjusted EBITDA	$7,064	$(305)	$11,380	$(178)

Adjusted EBITDA in the three-month period ended June 30, 2026, increased by $7.4 million as compared with the same period in 2025. The increase in Adjusted EBITDA for the period was primarily due to higher revenue and gross profit as well as lower selling, general and administrative expenses with the cost actions taken in early 2026.

Adjusted EBITDA in the six-month period ended June 30, 2026, increased $11.6 million as compared with the same period in 2025. The increase in Adjusted EBITDA for the period was primarily due to higher revenue and gross profit.

Adjusted Net Income (Loss)From Continuing Operations and Adjusted EPS

We present information below with respect to adjusted net income (loss) from continuing operations and adjusted EPS. We define adjusted net income (loss) as our net income (loss) from continuing operations excluding amortization and depreciation of acquired assets, share-based compensation, and other non-recurring items, such as professional fees and severance costs. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net income (loss) from continuing operations used in calculating adjusted net income (loss), each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income (loss) from continuing operations, a non-GAAP metric, to net income (loss) from continuing operations, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2026, and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$3,309	$(4,647)	$(1,747)	$(8,605)
Share based compensation, tax effected	1,794	2,986	10,274	6,088
Severance costs, tax effected	756	-	2,860	-
Non-recurring professional fees, tax effected	-	-	205	-
Adjusted net income (loss) from continuing operations	$5,859	$(1,661)	$11,592	$(2,517)

The following is a reconciliation of adjusted diluted EPS, a non-GAAP metric, to diluted EPS, the most directly comparable GAAP financial measure, for the three and six-month periods ended June 30, 2026, and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Diluted income (loss) from continuing operations per share (EPS)	$0.24	$(0.33)	$(0.13)	$(0.60)
Share based compensation, tax effected	0.13	0.20	0.76	0.43
Non-recurring professional fees, tax effected	-	-	0.02	-
Severance costs, tax effected	0.05	-	0.21	-
Adjusted diluted income (loss) income from continuing operations per share (EPS)	$0.42	$(0.13)	$0.86	$(0.17)

Adjusted net income (loss) from continuing operations and adjusted diluted earnings per share in the three-month period ended June 30, 2026, increased $7.5 million and $0.55, respectively, as compared with the same period in 2025. The increase for the period was primarily due to higher revenue and gross profit and lower selling, general and administrative expenses.

Adjusted net income (loss) from continuing operations and adjusted diluted earnings per share in the six-month period ended June 30, 2026, increased $14.1 million and $1.03, respectively, as compared with the same period in 2025. The increase for the period was primarily due to higher revenues and gross profit.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in the business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $38.4 million and $57.5 million, and working capital totaled $77.0 million and $80.2 million, at June 30, 2026, and December 31, 2025, respectively.

On July 10, 2026, we entered into a Fifth Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017, which provides up to $50.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $50.0 million for a maximum aggregate commitment of $100.0 million. As of June 30, 2026, and December 31, 2025, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash (used in) provided by
Operating activities	$(5,530)	$(319)
Investing activities	(2,519)	1,133
Financing activities	(11,048)	(5,259)
Effect of exchange rate changes on cash	28	453
Net decrease in cash and cash equivalents	$(19,069)	$(3,992)

The following changes contributed to the net change in cash and cash equivalents in the six-month period ended June 30, 2026, as compared to the same period in 2025.

Operating Activities

Cash used in operating activities was $5.5 million and $0.3 million for the six-month periods ended June 30, 2026, and 2025, respectively. The increase in cash used in operating activities was primarily due higher inventory purchases with increased manufacturing production and the building up safety stock and higher accounts receivable due to higher revenues. This was offset somewhat by higher stock-based compensation expense primarily related to the acceleration of stock-based compensation associated with the departure of our former Chief Executive Officer and an income tax refund received in the U.S.

Investing Activities

Cash used in investing activities was $2.5 million for the six-month period ended June 30, 2026, as compared to cash provided in investing activities of $1.1 million for the same period in 2025. The change was primarily due to $4.5 million received from the sale of Parcus Medical in March 2025. Capital expenditures were $2.9 million in the six-month period ended June 30, 2026, compared to $4.3 million for the same period in 2025. The decrease in capital expenditures was due to timing of purchases related to our continued manufacturing capacity expansion at our facility in Bedford, Massachusetts.

Financing Activities

Cash used in financing activities was $11.0 million and $5.3 million for the six-month periods ended June 30, 2026, and 2025, respectively. The increase in cash used in financing activities was primarily attributable to higher share repurchases and employee tax withholding in exchange for shares surrendered by employees in the six-month period ended June 30, 2026.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, goodwill, acquired in-process research and development, inventory and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2025 Form 10-K. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Pronouncements

A discussion of Recent Accounting Pronouncements is included in our 2025 Form 10-K and is updated in the Notes to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K. There have been no material changes in the first six months of 2026 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer (who is also our principal financial officer) concluded as of June 30, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including principal executive officer, and principal financial officer as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in internal control over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these occasional legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flow. There have been no material changes to the information provided in the section captioned “Part I, Item 3. Legal Proceedings” in our 2025 Form 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on 2025 Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on 2025 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for the three-month period ended June 30, 2026 (in thousands, except share and per share data):

Period	(a) Total number of shares purchased (1)	(b) Average Price per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to 30, 2026	56,761	$15.02	56,761	$10,000,015
May 1 to 31, 2026	-	-	-	$10,000,015
June 1 to 30, 2026	-	-	-	$10,000,015
Total	56,761		56,761

(1) In May 2024, we agreed to implement a share repurchase program for an aggregate purchase price of $40.0 million to occur as follows: (i) the first $15.0 million was to be effected through a Rule 10b5-1 plan initiated prior to June 1, 2024, and to be effective through June 30, 2025, and (ii) the remaining amount to be purchased in the open market, or the 2024 Share Repurchase Program. In the event of positive “free cash flow” as defined in the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson, for the period from July 1, 2024, through June 30, 2025, the amount under the share repurchase program shall be increased by 50% of such positive amount. In no event would we be required to make any purchases in the event that our cash would be less than $45.0 million after taking into account the share repurchase and reasonably anticipated capital expenditures and restructuring costs. On May 28, 2024, we entered into a share repurchase agreement under a Rule 10b5-1 plan with Bank of America and completed the first $15.0 million tranche of the 2024 Share Repurchase Program in March 2025. On November 6, 2025, we entered into a share repurchase agreement under a Rule 10b5-1 plan with Clear Street LLC for another $15.0 million related to the 2024 Share Repurchase Program; that plan has no fixed expiration date and no plan under the 2024 Share Repurchase Program has been terminated prior to expiration or otherwise. As of June 30, 2026, the Company had repurchased 2,139,944 shares at a cost of $30.0 million. In April 2026, the Company completed its $15.0 million share repurchase agreement with Clear Street LLC and is no longer actively repurchasing stock.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Anika Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on June 6, 2018)

3.2	Bylaws of Anika Therapeutics, Inc., effective as of June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on June 6, 2018)

10.1†

Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (as amended effective June 18, 2026) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2026.

10.2†

Anika Therapeutics, Inc. 2021 Employee Stock Purchase Plan (as amended effective June 18, 2026) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Registrant on June 23, 2026.

10.3

Fifth Amendment to Credit Agreement dated as of July 10, 2026, by and among Anika Therapeutics, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as administrative agent, L/C Issuer and Swingline Lender, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2026.

*31.1	Certification of Stephen Griffin, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Stephen Griffin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

† Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: July 29, 2026	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
President and Chief Executive Officer
(Authorized Officer and Principal Financial Officer)