Form 10-Q
period 2026-09-30
Anika Therapeutics, Inc.
filed 2026-11-06
CIK 898437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2026, there were 13,395,313 outstanding shares of Common Stock, par value $0.01 per share.

ANIKA THERAPEUTICS, INC.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and other similar references refer to Anika Therapeutics, Inc. and its subsidiaries unless the context otherwise indicates.

Trademarks, trade names and service marks owned by us, as well as certain trademarks, trade names and service marks licensed to us, may appear in this report. HYALOFAST is a trademark of Fidia Farmaceutici S.p.A. that is licensed to us. Any other trademarks, trade names or service marks appearing in this report are the property of their respective owners. Our use or display of third-party trademarks, trade names or service marks does not imply any relationship with, or endorsement or sponsorship of us by, their respective owners.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$44,957	$57,481
Accounts receivable, net	24,255	23,690
Inventories	30,351	18,787
Prepaid expenses and other current assets	3,482	3,400
Total current assets	103,045	103,358
Property and equipment, net	40,739	40,324
Right-of-use assets	25,775	25,939
Other long-term assets	3,931	4,034
Notes receivable	5,754	5,636
Deferred tax assets	925	1,275
Intangible assets, net	1,650	1,650
Goodwill	7,781	8,054
Total assets	$189,600	$190,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,033	$6,041
Accrued expenses and other current liabilities	20,692	15,867
Total current liabilities	26,725	21,908
Other long-term liabilities	733	701
Lease liabilities	24,565	24,196
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,250 shares authorized, no shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	-	-
Common stock, $0.01 par value; 90,000 shares authorized, 15,722 issued and 13,394 outstanding and 15,385 issued and 13,889 outstanding at September 30, 2026 and December 31, 2025, respectively	134	139
Additional paid-in-capital	84,131	87,498
Accumulated other comprehensive loss	(5,417)	(4,959)
Retained earnings	58,729	60,787
Total stockholders’ equity	137,577	143,465
Total liabilities and stockholders’ equity	$189,600	190,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$30,594	$27,817	$92,816	$82,204
Cost of revenue	11,757	12,233	33,738	37,576
Gross profit	18,837	15,584	59,078	44,628

Operating expenses:
Research & development	7,895	6,946	21,949	19,318
Selling, general & administrative	11,654	11,871	40,375	37,007
Total operating expenses	19,549	18,817	62,324	56,325
Loss from operations	(712)	(3,233)	(3,246)	(11,697)
Interest and other income, net	390	997	1,483	1,626
Loss before income taxes	(322)	(2,236)	(1,763)	(10,071)
(Benefit from) provision for income taxes	(11)	939	295	1,709
Loss from continuing operations	(311)	(3,175)	(2,058)	(11,780)
Income from discontinued operations, net of tax	-	846	-	608
Net loss	$(311)	$(2,329)	$(2,058)	$(11,172)

Loss per share:
Basic
Continuing operations	$(0.02)	(0.22)	(0.15)	(0.82)
Discontinued operations	-	0.06	-	0.04
	$(0.02)	$(0.16)	$(0.15)	$(0.78)

Diluted
Continuing operations	$(0.02)	(0.22)	(0.15)	(0.82)
Discontinued operations	-	0.06	-	0.04
	$(0.02)	$(0.16)	$(0.15)	$(0.78)

Weighted average common shares outstanding:
Basic	13,388	14,419	13,416	14,361
Diluted	13,388	14,419	13,416	14,361

Net loss	$(311)	$(2,329)	$(2,058)	$(11,172)
Foreign currency translation adjustment	(88)	(184)	(458)	1,844
Comprehensive loss	$(399)	$(2,513)	$(2,516)	$(9,328)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30, 2026
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2026	13,889	$139	$87,498	$60,787	$(4,959)	$143,465
Vesting of restricted stock units	359	3	(3)	-	-	-
Stock-based compensation expense	-	-	6,191	-	-	6,191
Retirement of common stock for minimum tax withholdings	(116)	(1)	(1,657)	-	-	(1,658)
Repurchase of common stock	(775)	(8)	(8,682)	-	-	(8,690)
Net loss	-	-	-	(5,056)	-	(5,056)
Other comprehensive loss	-	-	-	-	(351)	(351)
Balance, March 31, 2026	13,357	$133	$83,347	$55,731	$(5,310)	$133,901
Issuance of common stock for equity awards	1	-	12	-	-	12
Vesting of restricted stock units	61	1	(1)	-	-	-
Issuance of ESPP shares	24	-	198	-	-	198
Stock-based compensation expense	-	-	790	-	-	790
Retirement of common stock for minimum tax withholdings	(4)	-	(57)	-	-	(57)
Repurchase of common stock	(56)	-	(852)	-	-	(852)
Net income	-	-	-	3,309	-	3,309
Other comprehensive loss	-	-	-	-	(19)	(19)
Balance, June 30, 2026	13,383	$134	$83,437	$59,040	$(5,329)	$137,282
Vesting of restricted stock units	12	-	-	-	-	-
Stock-based compensation expense	-	-	721	-	-	721
Retirement of common stock for minimum tax withholdings	(1)	-	(27)	-	-	(27)
Net loss	-	-	-	(311)	-	(311)
Other comprehensive loss	-	-	-	-	(88)	(88)
Balance, September 30, 2026	13,394	$134	$84,131	$58,729	$(5,417)	$137,577

	Nine Months Ended September 30, 2025
	Common Stock				Accumulated
	Number of	$.01 Par	Additional Paid	Retained	Other Comprehensive	Total Stockholders'
	Shares	Value	in Capital	Earnings	Loss	Equity
Balance, January 1, 2025	14,416	$144	$88,961	$71,667	$(6,783)	$153,989
Vesting of restricted stock units	250	2	1,693	-	-	1,695
Stock-based compensation expense	-	-	2,344	-	-	2,344
Retirement of common stock for minimum tax withholdings	(90)	(1)	(1,466)	-	-	(1,467)
Repurchase of common stock	(241)	(2)	(3,969)	-	-	(3,971)
Net loss	-	-	-	(4,873)		(4,873)
Other comprehensive income	-	-	-	-	680	680
Balance, March 31, 2025	14,335	$143	$87,563	$66,794	$(6,103)	$148,397
Vesting of restricted stock units	62	1	(1)	-	-	-
Issuance of ESPP shares	27	-	261	-	-	261
Stock-based compensation expense	-	-	1,719	-	-	1,719
Retirement of common stock for minimum tax withholdings	(6)	-	(83)	-	-	(83)
Net loss	-	-	-	(3,970)	-	(3,970)
Other comprehensive income	-	-	-	-	1,348	1,348
Balance, June 30, 2025	14,418	$144	$89,459	$62,824	$(4,755)	$147,672
Vesting of restricted stock units	5	-	-	-	-	-
Stock-based compensation expense	-	-	1,659	-	-	1,659
Retirement of common stock for minimum tax withholdings	(2)	-	(13)	-	-	(13)
Net loss	-	-	-	(2,329)	-	(2,329)
Other comprehensive loss	-	-	-	-	(184)	(184)
Balance, September 30, 2025	14,421	$144	$91,105	$60,495	$(4,939)	$146,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Anika Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,058)	$(11,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,351	4,054
Amortization of acquisition related intangible assets	-	357
Non-cash operating lease cost	1,390	1,562
Stock-based compensation expense	12,718	7,626
Deferred income taxes	329	18
Provision for credit losses	(57)	209
Provision for inventory	3,190	4,969
Interest income on notes receivable	(384)	(424)
Loss (gain) on sale of assets	6	(956)
Changes in operating assets and liabilities:
Accounts receivable	(645)	1,953
Inventories	(14,327)	1,809
Prepaid expenses, other current and long-term assets	(1,386)	1,016
Accounts payable	(455)	(835)
Operating lease liabilities	(1,324)	(1,525)
Accrued expenses, other current and long-term liabilities	541	(1,641)
Income taxes	958	(469)
Net cash provided from operating activities	2,847	6,551

Cash flows from investing activities:
Proceeds from sale of Parcus	-	4,496
Proceeds from sale of intangible assets	-	600
Notes receivable	266	483
Purchases of property and equipment	(4,541)	(6,178)
Net cash used in investing activities	(4,275)	(599)

Cash flows from financing activities:
Proceeds from employee stock purchase program	198	261
Cash paid for tax withheld on vested restricted stock awards	(1,742)	(1,562)
Proceeds from exercises of equity awards	12	-
Repurchases of common stock	(9,543)	(3,971)
Net cash used in financing activities	(11,075)	(5,272)

Exchange rate impact on cash	(21)	151

(Decrease) increase in cash and cash equivalents	(12,524)	831
Cash and cash equivalents at beginning of period	57,481	57,159
Cash and cash equivalents at end of period	$44,957	$57,990
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$918	$36
Right-of-use assets obtained in exchange for operating lease liabilities	$1,297	-

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

Anika Therapeutics, Inc. (the “Company”) is a global leader in the design, development, manufacturing and commercialization of hyaluronic acid (HA) innovations. In partnership with clinicians, the Company’s primary focus is dedicated to delivering and advancing osteoarthritis (OA) pain management and orthopedic regenerative solutions.

In early 2020, the Company expanded its overall technology platform through its acquisitions of Parcus Medical, LLC (“Parcus Medical”), a sports medicine implant and instrumentation company, and Arthrosurface Incorporated (“Arthrosurface”), a company specializing in less invasive, bone preserving partial and total joint replacement solutions. These acquisitions broadened the Company's product portfolio, developed over its 30 years of expertise in HA technology, into joint preservation and restoration, increased its commercial capabilities, diversified its revenue base, and expanded its research and development product pipeline.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine-month periods ended September 30, 2026, are not indicative of the results to be expected for the year ending December 31, 2026.

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

As consideration for the Arthrosurface Transaction, at the closing, the Buyer delivered to the Company a ten-year non-interest-bearing promissory note in the principal amount of $7.0 million. Under the terms of the Purchase Agreement, the Company is also eligible to receive: (i) for each calendar quarter, an amount equal to a percentage of the net sales (the “Revenue Payments”) for the sale of certain commercial and pipeline products during the period commencing on the Closing Date and ending on the earlier of the fifth (5th) anniversary of the Closing Date or the date on which the Buy-Out Payment (as defined below) is paid to the Company; and (ii) a percentage of the gross proceeds with respect to the sale of certain commercial and pipeline products in a bona-fide arm’s length transaction with a third party that is not an affiliate of Buyer or the Company occurring within the first twenty four (24) months following the Closing Date. The Buyer can also elect to make a payment in an amount equal to the greater of (A) $14.0 million or (B) ten (10) times the Revenue Payments ((A) and (B) together, the “Buy-Out Payment”) paid to the Company during the last full calendar year prior to the consummation of a change of control transaction or Buyer’s written notice to the Company that it is electing to make the Buy-Out Payment. Pursuant to the Purchase Agreement, the aggregate consideration is subject to customary post-closing adjustments. The Company determined the fair value of the consideration with the sale of the Arthrosurface asset group to be $5.9 million and recorded as Notes Receivable on its balance sheet at the time of divestiture. The carrying value of the Notes Receivable was $5.8 million and $5.6 million, as of September 30, 2026 and December 31, 2025, respectively.

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

The components of net income from discontinued operations for the three and nine months ended September 30, 2026, and 2025, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$2,710
Costs and expenses	-	-	-	3,611
Loss from discontinued operations before income taxes	-	-	-	(901)
Benefit from income taxes	-	(846)	-	(1,509)
Net income from discontinued operations	$-	$846	$-	$608

Selected financial information related to significant operating and investing cash flow items from discontinued operations (excluding working capital impacts) are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Depreciation	$-	$149
Non-cash operating lease cost	$-	$55
Stock-based compensation expense	$-	$132
Purchases of property and equipment	$-	$19

4.	Accounts Receivable

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

The components of the Company’s accounts receivable are as follows:

	As of	As of
	September 30,	December 31,
	2026	2025
Accounts Receivable	$24,895	24,817
Less: Allowance for credit losses	640	1,127
Net balance, end of period	$24,255	23,690

A summary of activity in the allowance for credit losses is as follows:

	As of September 30,
	2026	2025
Balance, beginning of the period	$1,127	$730
Amounts provided	312	344
Amounts recovered	(369)	(135)
Amounts written off	(417)	(136)
Translation adjustments	(13)	67
Balance, end of period	$640	$870

5.	Fair Value Measurements

The Company has certain cash equivalents in money market funds that are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, accounts receivables, accounts payable, and accrued interest, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below.  There were no transfers between fair value levels during the nine-month periods ended September 30, 2026, and the year ended December 31, 2025, respectively.

The classification of the Company’s cash equivalents within the fair value hierarchy was as follows:

	September 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2026	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$34,154	$34,154	$-	$-	$34,154

	December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Amortized
	2025	(Level 1)	(Level 2)	(Level 3)	Cost
Cash equivalents:
Money Market Funds	$48,758	$48,758	$-	$-	$48,758

6.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$13,920	$10,724
Work-in-process	11,408	8,105
Finished goods	8,092	3,508
Total	$33,420	$22,337

Inventories	$30,351	$18,787
Other long-term assets	3,069	3,550
Total	$33,420	$22,337

Inventories are stated net of inventory reserves of approximately $3.3 million and $4.8 million, as of September 30, 2026, and December 31, 2025, respectively.

7.	Property and Equipment

Property and equipment are stated at cost and consists of the following:

	September 30,	December 31,
	2026	2025
Equipment and software	$54,994	$49,503
Furniture and fixtures	1,764	1,696
Leasehold improvements	37,101	36,824
Construction in progress	2,420	3,729
Subtotal	96,279	91,752
Less accumulated depreciation	(55,540)	(51,428)
Total	$40,739	$40,324

Depreciation expense was $1.4 million for each of the three-month periods ended September 30, 2026, and 2025. Depreciation was $4.4 million and $4.0 million for the nine-month periods ended September 30, 2026, and 2025, respectively.

8.	Goodwill and Intangible Assets

The Company assesses goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment.

Changes in the carrying value of goodwill for the nine-month period ended September 30, 2026 were as follows:

Nine Months Ended September 30,
2026
Balance, beginning of period	$8,054
Effect of foreign currency adjustments	(273)
Balance, ending of period	$7,781

The Company has intangible assets of $1.7 million as of September 30, 2026, and December 31, 2025, which is comprised of indefinite-lived in-process research and development assets.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Compensation and related expenses	$8,694	$8,658
Stock-based compensation	7,463	2,448
Operating lease liability – current	1,584	2,052
Professional fees	1,501	1,800
Clinical trial costs	589	441
Deferred revenue	261	-
Other	600	468
Total	$20,692	$15,867

10.	Commitments and Contingencies

In certain of its contracts, the Company warrants to its customers that the products it manufactures conform to the product specifications as in effect at the time of delivery of the specific product. The Company may also warrant that the products it manufactures do not infringe, violate, or breach any U.S. or international patent or intellectual property right, trade secret, or other proprietary information of any third party. On occasion, the Company contractually indemnifies its customers against any and all losses arising out of, or in any way connected with, any claim or claims of breach of its warranties or any actual or alleged defect in any product caused by the negligent acts or omissions of the Company. The Company maintains a products liability insurance policy that limits its exposure to these risks. Based on the Company’s historical activity, in combination with its liability insurance coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial. The Company had no accrued warranties as of September 30, 2026, or December 31, 2025, and has no history of claims paid.

The Company is also involved from time-to-time in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.

11.	Revenue and Geographic Information

Revenue by product classification is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Original Equipment Manufacturer (“OEM”) Channel	$16,601	$15,844	$52,341	$47,093
Commercial Channel	13,993	11,973	40,475	35,111
	$30,594	$27,817	$92,816	$82,204

Revenue from the Company’s sole significant customer, DePuy Synthes, formerly Johnson & Johnson MedTech, as a percentage of the Company’s total revenue was 47% and 51% for the three-months ended September 30, 2026, and 2025, respectively, and 49% and 50% for the nine-months ended September 30, 2026, and 2025, respectively.

Total revenue by geographic location based on the location of the customer in total and as a percentage of total revenue were as follows:

	Three Months Ended September 30,
	2026		2025
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$18,287	60%	$17,446	63%
Europe	6,020	20%	5,668	20%
Other	6,287	20%	4,703	17%
Total	$30,594	100%	$27,817	100%

	Nine Months Ended September 30,
	2026		2025
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
Geographic Location:
United States	$56,623	61%	$51,733	63%
Europe	19,522	21%	16,218	20%
Other	16,671	18%	14,253	17%
Total	$92,816	100%	$82,204	100%

12.	Equity Incentive Plans

Equity Incentive Plans

The Anika Therapeutics, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 13, 2017, and subsequently amended most recently on June 18, 2026. On June 18, 2026, the Company’s stockholders approved a seventh amendment and restatement of the 2017 Plan increasing the number of shares by 350,000 shares from 5,760,000 shares to 6,110,000 shares. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), total shareholder return options (“TSRs”) and performance options that may be settled in cash, stock, or other property. In accordance with the 2017 Plan approved by the Company’s stockholders, including the amendments thereto, each share award other than stock options or SARs will reduce the number of total shares available for grant by two shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 6.1 million shares of common stock may be issued under the 2017 Plan. There were 0.9 million shares available for future grant at September 30, 2026, under the 2017 Plan.

The Anika Therapeutics, Inc. 2021 Inducement Plan (the “Inducement Plan”) was adopted by the Company’s board of directors on November 4, 2021, and subsequently amended on December 22, 2023, and May 2, 2024. On May 2, 2024, the Company’s board of directors approved an amendment to the Inducement Plan increasing the number of shares by 100,000 shares. The Inducement Plan reserves 350,000 shares of common stock for issuance pursuant to equity-based awards granted under the Inducement Plan. Such awards may be granted only to an individual who was not previously the Company’s employee or director with the Company. The Inducement Plan provides for the grant of awards under terms substantially similar to the 2017 Plan (as amended). Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 350,000 shares of common stock may be issued under the Inducement Plan. There were 0.1 million shares available for future grant at September 30, 2026 under the Inducement Plan.

The Anika Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors on March 17, 2021, and approved by the Company’s stockholders on June 16, 2021, and subsequently amended on June 18, 2026. On June 18, 2026, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 200,000 shares, from 200,000 shares to 400,000 shares. Subject to adjustment for specified types of changes in the Company’s capitalization, no more than 400,000 shares of common stock may be issued under the ESPP. There were 0.2 million shares available for future purchase at September 30, 2026, under the ESPP.

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

The Company presents the expenses related to stock-based compensation awards in the same expense line items as cash compensation paid to each of its employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$213	$61	$509	$223
Research & development	716	284	1,714	909
Selling, general & administrative	3,315	1,870	10,495	6,626
Total stock-based compensation expense	$4,244	$2,215	$12,718	$7,758

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

The following summarizes the activity under the Company’s stock option and SAR plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Shares	Exercise	Term	Value
	(Options/SARs)	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	1,765,025	$31.42	6.3	$1
Granted	476,221	$11.45
Exercised	(833)	$14.46		$-
Forfeited and canceled	(319,717)	$30.63
Outstanding as of September 30, 2026	1,920,696	$26.60	6.4	$3,924
Vested, September 30, 2026	1,334,840	$31.70	5.3	$75
Vested or expected to vest, September 30, 2026	1,920,696	$26.60	6.4	$3,924

There were 833 stock options exercised during the nine-month period ended September 30, 2026. The aggregate intrinsic value of stock options exercised for the nine-month period ended September 30, 2026, and 2025 was immaterial.

The Company granted 476,221 SARs during the nine months ended September 30, 2026, which can be settled in cash or stock at the Company’s election. The Company uses the Black-Scholes pricing model to determine the fair value of options and SARs granted. The calculation of the fair value of stock options and SARs is affected by the stock price on the grant date, the expected volatility of the Company’s common stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield.

Listed below are the assumptions used in the Black-Scholes pricing model for options and SARs granted during the nine months ended September 30, 2026.

The assumptions were as follows:

	Nine Months Ended
	September 30,
	2026			2025
Risk free interest rate	3.7%	-	3.9%	3.7%	-	4.0%
Expected volatility	44.9%	-	46.1%	41.6%	-	45.7%
Expected life (years) & dividend yield	4.5	0.0%		4.5	0.0%
Fair value per option/SARs		$4.53			$5.13

As of September 30, 2026, there was $2.3 million of unrecognized compensation expense related to unvested stock options and SARs. This expense is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

RSUs generally vest in equal annual installments over a three-year period. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of grant.

RSU activity for the nine-month period ended September 30, 2026, was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2025	953,713	$20.41
Granted	585,101	$13.10
Vested	(383,847)	$19.98
Forfeited and cancelled	(99,691)	$16.86
Outstanding as of September 30, 2026	1,055,276	$16.41

The weighted-average grant-date fair value per share of RSUs granted was $13.10 and $14.85 for the nine-month periods ended September 30, 2026, and 2025, respectively. The total fair value of RSUs vested was $7.7 million and $8.2 million for the nine-month periods ended September 30, 2026, and 2025, respectively. As of September 30, 2026, there was $12.7 million of unrecognized compensation cost related to time-based RSUs, which was expected to be recognized over a weighted-average period of 2.0 years.

The Company’s annual grants of RSU awards in March 2025 and 2026 can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these RSUs as a liability due to the expectation that the Company will settle the vesting of these RSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these RSUs will be subject to change in value at the time of each reporting period. The first tranche of the March 2025 RSU awards, 310,710 shares, vested in March 2026 and were settled in shares. As of September 30, 2026, the Company had 803,088 RSU shares outstanding for which a liability of $4.9 million was recorded in Accrued Expenses and Other Liabilities and there is unrecognized compensation cost of $11.9 million which is to be recognized over a weighted-average period of 2.1 years.

Performance Stock Units

PSU activity for the nine-month period ended September 30, 2026, was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2025	279,754	$15.36
Granted	-	$-
Vested	(48,963)	$15.91
Forfeited and cancelled	(34,799)	$15.25
Outstanding as of September 30, 2026	195,992	$15.24

On March 14, 2025, the Company granted 290,792 PSUs to certain senior management employees. The Company granted two different PSU awards to each PSU award recipient. One form of PSU award is a 3-year cliff vest subject to achievement of certain market-based metrics in which 50-200% of target shares granted may vest based on achievement of the specified market price targets during the performance period from March 14, 2025, through March 1, 2028.  No shares will vest if these market price targets are not achieved. The Company estimated the fair value of these market-based PSUs using a Monte Carlo simulation model at the grant date and will continue to use the Monte- Carlo simulation model to update the fair value at the end of each reporting period. The second form of PSU awards is vesting in equal annual installments of target on each anniversary date of grant over three years, subject to annual achievement of the specified strategic performance objectives each year based upon certain regulatory milestones and financial targets. Subject to achievement of each milestone, these awards will vest annually on each anniversary date of the grant date over three years. The Company recognizes stock-based compensation expense based on the probability outcomes of achieving these milestones.

The Company’s grants of PSU awards can be settled at vesting in cash or shares at the Company’s election. The Company has recorded these PSUs as a liability due to the expectation that the Company will settle the vesting of these PSU awards in cash due to a potential shortage of shares in the 2017 Plan at the time of vesting. As a result, these PSUs will be subject to change in value at the time of each reporting period. The PSU awards that vested in March totaled 48,963 shares and were settled in shares. As of September 30, 2026, the Company had 195,992 shares outstanding for which a liability of $2.6 million was recorded in Accrued Expenses and Other Liabilities and there is unrecorded compensation cost of $1.5 million associated with these PSUs which is to be recognized over a weighted-average period of 1.5 years.

There were no PSUs granted in the nine-month period ended September 30, 2026.

13.	Restructuring

During 2026, the Company initiated actions to reduce general and administrative and regulatory expenses to reflect a more focused cost structure following the recent strategic divestitures. This included a workforce reduction resulting in the recognition of severance and employee‑related costs, which primarily consist of cash severance payments, employer‑paid benefits during the severance period, and payroll‑related taxes. These costs were recognized in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company incurred approximately $2.2 million in connection with the workforce reduction plan during the nine-month period ended September 30, 2026.

The following table is a summary of the changes in the severance liability, included with accrued expenses on the consolidated balance sheets related to the workforce reduction:

Nine-Months Ended September 30
2026
Balance, beginning of period	$-
Severance and other personnel costs	2,246
Cash payments during the period	(1,062)
Balance, ending of period	$1,184

In addition, the Company announced a leadership transition in January 2026 in which its former Chief Executive Officer became Executive Chair of the Company’s Board of Directors. The Company and Dr. Cheryl Blanchard, its former Chief Executive Officer, entered into a Transitional Services and Separation Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Dr. Blanchard stepped down from her role as the Company’s President and Chief Executive Officer, effective January 31, 2026. Dr. Blanchard will continue to serve on the Board of Directors through January 31, 2028. Pursuant to the Transition Agreement, Dr. Blanchard will be entitled to receive her base salary rate and related employee benefits for 18 months immediately at the time of transition, which will be paid over 24 months through January 31, 2028. Dr. Blanchard will also continue to serve on the Board of Directors through the Company’s 2028 annual stockholders meeting. Her equity awards granted under the Company’s 2017 Omnibus Incentive Plan and any other equity plan shall continue to vest throughout her service relationship, in accordance with the terms of the applicable award agreements and equity plans.

With this change in Dr. Blanchard’s role, the Company determined that the unrecognized stock-based compensation associated with her equity awards at the time of transition should be expensed immediately during the three-month period ended March 31, 2026, based on the premise that Dr. Blanchard would no longer be providing substantive services after January 31, 2026, commensurate with the value of the equity awards. As a result, the Company recorded $3.3 million in stock-based compensation during the three-month period ended March 31, 2026.

14.	Income Taxes

There was a small income tax benefit for the three-month period ended September 30, 2026, and $0.3 million in income tax expense for the nine-month period ended September 30, 2026, resulting in effective tax rates of 3.4% and (16.7)%, respectively. The income tax expense was $0.9 million and $1.7 million for the three- and nine-month periods ended September 30, 2025, resulting in an effective tax rate of (42.0)% and (17.0)%, respectively. The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2026, was primarily driven by the full valuation on the Company's deferred tax assets in the US and the projected taxable income for the Company resulting in current tax expense in 2026.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company has incurred operating losses in recent years. As a result, the Company anticipates that deferred tax assets will exceed the availability of reversing taxable temporary differences. Due to significant negative evidence, including the Company’s prior year operating losses, the Company concluded its anticipated net deferred tax assets in the U.S. are not more likely than not to be realizable. Accordingly, the income tax provision for the nine-month period ended September 30, 2026, includes an adjustment for the valuation allowance required against the U.S. deferred tax assets. As of September 30, 2026, the Company continues to believe its foreign deferred tax assets are realizable based upon future reversals of existing taxable temporary differences and projected future taxable income.

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

The Company had a net loss during the three- and nine-month periods ended September 30, 2026, and 2025, respectively, and therefore all potential common shares would have been anti-dilutive and accordingly were excluded from the computation of diluted EPS. Stock options of 1.9 million shares and 1.8 million shares were outstanding at September 30, 2026, and 2025, respectively. Restricted and performance stock units totaling 1.3 million shares and 1.2 million shares were outstanding at September 30, 2026, and 2025, respectively. These securities were not included in the computation of diluted EPS because the equity awards impact on EPS would have been anti-dilutive.

16.	Share Repurchase

In May 2024, the Company implemented a share repurchase program for an aggregate purchase price of up to $40.0 million pursuant to the Cooperation Agreement dated May 28, 2024, with Caligan Partners LP, Caligan Partners Master Fund LP and David Johnson. The program was effected through two Rule 10b5-1 Plans: (i) a $15.0 million plan with Bank of America, initiated in May 2024, and (ii) a $15.0 million plan with Clear Street LLC, entered into in November 2025. As of April 30, 2026, the Company had repurchased an aggregate of 2,139,944 shares at a total cost of $30.0 million and is no longer actively purchasing stock. There were no share repurchases during the three months ended September 30, 2026.

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

The following table presents financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$30,594	$27,817	$92,816	$82,204
Cost of revenue	11,757	12,233	33,738	37,576
Gross profit	18,837	15,584	59,078	44,628

Operating expenses:
Research & development	7,895	6,946	21,949	19,318
Selling, general & administrative	11,654	11,871	40,375	37,007
Total operating expenses	19,549	18,817	62,324	56,325
Loss from operations	(712)	(3,233)	(3,246)	(11,697)
Interest and other income, net	390	997	1,483	1,626
Loss before income taxes	(322)	(2,236)	(1,763)	(10,071)
(Benefit from) provision for income taxes	(11)	939	295	1,709
Loss from continuing operations	(311)	(3,175)	(2,058)	(11,780)
Income from discontinued operations, net of tax	-	846	-	608
Net loss	$(311)	$(2,329)	$(2,058)	$(11,172)

18.	Subsequent Event

On November 5, 2026, the Company extended its license and distribution agreement with one of its non-orthopedic distributors effective January 1, 2027, through December 31, 2036. The agreement provides an increase in selling price, a royalty on end-market sales, higher contractual purchases and upfront and milestone payments. The Company expects to receive $8.0 million in payments, including a $4.0 million upfront payment in the first quarter of 2027 and the remaining $4.0 million tied to commercial volumes.

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

Management Overview

We are a global leader in the design, development, manufacturing and commercialization of hyaluronic acid, or HA, innovations. In partnership with our clinicians, our primary focus is dedicated to delivering and advancing osteoarthritis, or OA, pain management, orthopedic regenerative solutions and non-orthopedic products. At our core is a passion to deliver a differentiated portfolio that improves patient outcomes around the world.

We have over 30 years of global expertise developing, manufacturing and commercializing products based on our HA, technology platform. HA is a naturally occurring polymer found throughout the body that is vital for proper joint health and tissue function. Our proprietary technologies for modifying the HA molecule allow product properties to be tailored specifically to multiple uses, including enabling longer residence time to support OA pain management and creating a solid form of HA called Hyaff, which is a platform utilized in our regenerative solutions portfolio.

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

●

Targeting to introduce key HA-based products into the U.S. market upon U.S. Food and Drug Administration, or FDA approval/clearance, such as Cingal and Hyalofast, and developing additional products that leverage our proprietary Hyaff regenerative platform;

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

Cingal is our next generation fast-acting, long-lasting, non-opioid, clinically proven OA pain product that is designed to provide both short- and long-term pain relief through at least six months. It is currently sold outside the United States in over 35 countries. In 2022, we completed a third Phase 3 clinical trial for Cingal, which achieved its primary endpoint. We have been actively engaging with the FDA, on next steps for U.S. regulatory approval. We continue to work towards addressing the FDA's requirements for Cingal's approval and are continuing to advance New Drug Application or NDA, preparation activities and are working towards a submission to the FDA. In September 2026, we completed enrollment in the bioequivalence study, which was one of the key FDA requirements. Chemistry, Manufacturing and Controls, or CMC, activities required for approval of HA as a drug also remain a key milestone in the regulatory pathway and are expected to be a primary focus as we advance toward filing. We are targeting to make the NDA submission by December 31, 2027.  Regulatory approval remains subject to the completion of these development and regulatory requirements. We are committed to bringing this revolutionary pain management therapy to the approximate $1 billion U.S. addressable market.

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

Hyalofast is not currently approved for commercial use in the United States and is not available for commercial sale. We submitted a Premarket Approval, or PMA, application to the FDA on October 31, 2025, following completion of a pivotal Investigational Device Exemption, or IDE, clinical trial. In October 2026, we received formal notification from the FDA that our current Hyalofast PMA application is not approvable, primarily based on the clinical data included in the submission. We continue to believe strongly in Hyalofast’s potential in the U.S. market, and we will continue discussions with the FDA regarding the evidence that may be required to support future approval.

Non-Orthopedic Products

Our Non-Orthopedic product family consists of legacy HA-based products that are marketed principally for non-orthopedic applications. These products include: Hyvisc, our high molecular weight injectable HA veterinary product for the treatment of joint dysfunction in horses due to non-infectious synovitis associated with equine OA; Hyalobarrier, an anti-adhesion barrier indicated for use after abdominal-pelvic surgeries; Hyalomatrix, our HA-based scaffold used in the treatment of complex wounds; and ophthalmic products, including injectable, high molecular weight HA products such as Anikavisc and Nuvisc, used as viscoelastic agents in ophthalmic surgical procedures such as cataract extraction and intraocular lens implantation. These Non-Orthopedic products are sold through commercial sales and marketing partners around the world.

Results of Operations

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$30,594	$27,817	$2,777	10%	$92,816	$82,204	$10,612	13%
Cost of revenue	11,757	12,233	(476)	(4%)	33,738	37,576	(3,838)	(10%)
Gross profit	18,837	15,584	3,253	21%	59,078	44,628	14,450	32%
Gross margin	62%	56%			64%	54%
Operating expenses:
Research & development	7,895	6,946	949	14%	21,949	19,318	2,631	14%
Selling, general & administrative	11,654	11,871	(217)	(2%)	40,375	37,007	3,368	9%
Total operating expenses	19,549	18,817	732	4%	62,324	56,325	5,999	11%
Loss from operations	(712)	(3,233)	2,521	(78%)	(3,246)	(11,697)	8,451	(72%)
Interest and other income, net	390	997	(607)	(61%)	1,483	1,626	(143)	(9%)
Loss before income taxes	(322)	(2,236)	1,914	(86%)	(1,763)	(10,071)	8,308	(82%)
(Benefit from) Provision for income taxes	(11)	939	(950)	(101%)	295	1,709	(1,414)	(83%)
Loss from continuing operations	(311)	(3,175)	2,864	(90%)	(2,058)	(11,780)	9,722	(83%)
Income from discontinued operations, net of tax	-	846	(846)	(100%)	-	608	(608)	(100%)
Net loss	$(311)	$(2,329)	$2,018	(87%)	$(2,058)	$(11,172)	$9,114	(82%)

Revenue

The following table presents revenue by product family for the three and nine-month periods ended September 30, 2026, and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$16,601	$15,844	$757	5%
Commercial Channel	13,993	11,973	2,020	17%
	$30,594	$27,817	$2,777	10%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Original Equipment Manufacturer (“OEM”) Channel	$52,341	$47,093	$5,248	11%
Commercial Channel	40,475	35,111	5,364	15%
	$92,816	$82,204	$10,612	13%

Revenue for the three- and nine-month periods ended September 30, 2026 were $30.6 million and $92.8 million, respectively, representing increases of $2.8 million and $10.6 million, or 10% and 13%, respectively, compared to the same period in 2025. The increase was primarily driven by higher Commercial Channel revenue due to international OA pain management revenues and Integrity product sales as well as higher OEM revenue through our OEM Channel partners, primarily DePuy Synthes.

Revenue from our OEM Channel product family increased 5% and 11% for the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. For the three-month period ended September 30, 2026, the $0.8 million increase was due to a $0.5 million increase in non-orthopedic revenues primarily from the relaunch of Hyalomatrix and higher veterinary revenue; and a $0.3 million increase in DePuy Synthes revenues due to a $1.3 million increase in volume, primarily on Monovisc sales, offset by a $1.0 million decrease due to lower pricing. For the nine-month period September 30, 2026, the $5.2 million increase in OEM Channel revenue was primarily attributable to a $4.4 million increase in DePuy Synthes revenue, due to a $10.1 million increase in sales volume, offset by a $5.7 million decrease due to lower pricing and a $0.8 million increase in non-orthopedic revenues from higher Hyvisc, Hyalomatrix and Hyalobarrier product sales.

Revenue from our Commercial Channel product family increased 17% and 15% for the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. For the three-month period ended September 30, 2026, Commercial Channel revenue increased by $2.0 million, driven by a $1.6 million increase in international OA Pain Management revenues, primarily from higher sales of Monovisc and Cingal and a $0.4 million increase in regenerative revenue, primarily from sales of Integrity products. For the nine-month period ended September 30, 2026, Commercial Channel revenue increased by $5.4 million, driven by a $3.9 million increase in international OA Pain Management revenues, primarily from higher sales volume of Monovisc and Cingal and a $1.4 million increase in regenerative revenue, primarily from sales of Integrity and Hyalofast products.

Gross Profit and Margin

Gross profit for the three- and nine-month periods ended September 30, 2026, was $18.8 million and $59.1 million, respectively. Gross profit for the three- and nine-month periods ended September 30, 2025, was $15.6 million and $44.6 million, respectively. The increase in gross profit for the three- and nine-month periods ended September 30, 2026, was primarily related to higher sales volumes and manufacturing productivity.

Gross margin for the three- and nine-month periods ended September 30, 2026, was 62% and 64%, respectively.  Gross margin was 56% and 54% for the three- and nine-month periods ended September 30, 2025, respectively.  The increase in gross margin was due to higher sales volume, increased manufacturing production, lower inventory reserves and improved product sales mix, primarily from higher DePuy Synthes revenues.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2026, and 2025 were as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$176	$671	$(495)	(74%)
Integrity development costs	322	286	36	13%
Cingal clinical study	830	1,058	(228)	(22%)
Regulatory external costs	390	118	272	230%
Other early programs and unallocated expenses	1,290	1,118	172	15%
Total external costs	3,008	3,251	(243)	(8%)
Internal costs:
Employee compensation and benefits	4,300	3,171	1,129	36%
Facility and other	587	524	63	12%
Total internal costs	4,887	3,695	1,192	32%
Total research and development expense	$7,895	$6,946	$949	14%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
External costs by program
Hyalofast clinical study	$790	$1,812	$(1,022)	(56%)
Integrity development costs	957	1,017	(60)	(6%)
Cingal clinical study	2,415	2,096	319	15%
Regulatory external costs	989	675	314	47%
Other early programs and unallocated expenses	3,310	2,766	544	20%
Total external costs	8,461	8,366	95	1%
Internal costs:
Employee compensation and benefits	11,773	9,495	2,278	24%
Facility and other	1,715	1,457	258	18%
Total internal costs	13,488	10,952	2,536	23%
Total research and development expense	$21,949	$19,318	$2,631	14%

Research and development external costs were $3.0 million and $8.5 million for the three- and nine-month periods ended September 30, 2026, respectively, compared to $3.3 million and $8.4 million for the corresponding periods in 2025. The decrease in external research and development costs for the three-month period ended September 30, 2026 was primarily driven by lower spending on the Hyalofast and Cingal clinical studies. For the nine-month period ended September 30, 2026, external research and development costs increased slightly by $0.1 million, primarily from higher clinical spending on Cingal and an increase in regulatory and new product development costs, offset by a decrease in Hyalofast clinical expenditures related to PMA submission to the FDA in late 2025.

Research and development internal costs were $4.9 million and $13.5 million for the three- and nine-month periods ended September 30, 2026, respectively, compared to $3.7 million and $11.0 million for the corresponding periods in 2025. The increase in the three-month period ended September 30, 2026, was primarily driven by higher employee-related costs, mostly related to higher stock-based compensation expense and investments to support Cingal CMC efforts. The increase in the nine-month period ended September 30, 2026, was primarily driven by higher employee-related costs, mostly related to higher stock-based compensation expense and investments to support Cingal CMC efforts and, to support product development and clinical programs.

Selling, General and Administrative

Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2026, were $11.7 million and $40.4 million, respectively. Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2025 were $11.9 million and $37.0 million, respectively. The decrease for the three-month period ended September 30, 2026 was due primarily to a $0.7 million decrease in legal expenses and lower employee-related costs due to a reduction in headcount offset by a $1.4 million increase in stock-based compensation.  The increase for the nine-month period ended September 30, 2026, was primarily due to $2.5 million in severance costs and a $3.9 million increase in stock-based compensation primarily related to a charge during the three-month period ended March 31, 2026, for the transition of our former Chief Executive Officer, which was partially offset by a $1.2 million decrease in legal expense and lower headcount costs.

Loss from Continuing Operations

For the three- and nine-month periods ended September 30, 2026, loss from continuing operations was $0.3 million and $2.1 million, respectively. For the three- and nine-month periods ended September 30, 2025, loss from continuing operations was $3.2 million and $11.8 million, respectively. The decrease in loss from continuing operations was primarily due to higher revenue and improved gross margin driven by higher manufacturing production and efficiencies.

Income Taxes

We had a small income tax benefit for the three-month period ended September 30, 2026, and $0.3 million in income tax expense for the nine-month period ended September 30, 2026, resulting in effective tax rates of 3.4% and (16.7)%, respectively. We had income tax expense of $0.9 million and $1.7 million for the three- and nine-month periods ended September 30, 2025, resulting in an effective tax rate of (42.0)% and (17.0)%, respectively. Our effective tax rate for the three-month and nine-month periods ended September 30, 2026, was primarily driven by the full valuation on our deferred tax assets in the United States and our projected taxable income resulting in current tax expense in 2026.

Non-GAAP Financial Measures

We present certain information with respect to adjusted Earnings Before Interest, Tax, Depreciation and Amortization, or EBITDA, adjusted net income from continuing operations, and adjusted diluted earnings per share or adjusted EPS from continuing operations, which are financial measures not based on any standardized methodology prescribed by accounting principles generally accepted in the United States, or GAAP, and are not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted EBITDA, adjusted net income from continuing operations, and adjusted EPS from continuing operations, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of these items in calculating these measures can provide a useful tool for period-to-period comparisons of our core operating performance. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making.

Adjusted EBITDA

We present information below with respect to adjusted EBITDA, which we define as our net loss from continuing operations excluding interest and other income, net, income tax benefit (provision), depreciation and amortization, stock-based compensation expense, non-recurring professional fees and severance costs.

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net loss from continuing operations, which is the nearest GAAP equivalent. Some of these limitations are:

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

The following is a reconciliation of adjusted EBITDA, a non-GAAP metric, to net loss from continuing operations, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2026, and 2025, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(311)	$(3,175)	$(2,058)	$(11,780)
Interest and other income, net	(390)	(997)	(1,483)	(1,626)
(Benefit from) provision for income taxes	(11)	939	295	1,709
Depreciation and amortization	1,439	1,403	4,351	4,263
Stock-based compensation expense	4,244	2,215	12,718	7,758
Non-recurring professional fees	-	480	169	480
Severance costs	127	-	2,486	-
Adjusted EBITDA	$5,098	$865	$16,478	$804

Adjusted EBITDA for the three-month period ended September 30, 2026 increased by $4.2 million compared to the same period in 2025. The increase was primarily driven by higher revenue as well as higher gross profit resulting from manufacturing efficiencies and favorable product mix.

Adjusted EBITDA in the nine-month period ended September 30, 2026, increased $15.7 million compared to the same period in 2025. The increase was primarily driven by higher revenue and higher gross profit from manufacturing efficiencies, favorable product mix and lower inventory-related reserves.

Adjusted Net Income (Loss) From Continuing Operations and Adjusted EPS From Continuing Operations

We present information below with respect to adjusted net income (loss) from continuing operations and adjusted EPS. We define adjusted net income (loss) from continuing operations as our net loss from continuing operations excluding, stock-based compensation expense, non-recurring professional fees and severance costs, all on a tax-effected basis. We define adjusted EPS as GAAP diluted earnings per share excluding the above adjustments to net loss from continuing operations used in calculating adjusted net income (loss) from continuing operations, each on a per share and tax effected basis.

The following is a reconciliation of adjusted net income (loss) from continuing operations, a non-GAAP metric, to net loss from continuing operations, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2026, and 2025, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(311)	$(3,175)	$(2,058)	$(11,780)
Stock-based compensation, tax effected	4,099	3,145	14,846	9,075
Non-recurring professional fees, tax effected	-	682	197	561
Severance costs, tax effected	123	-	2,902	-
Adjusted net income (loss) from continuing operations	$3,911	$652	$15,887	$(2,144)

The following is a reconciliation of adjusted diluted EPS from continuing operations, a non-GAAP metric, to diluted EPS from continuing operations, the most directly comparable GAAP financial measure, for the three and nine-month periods ended September 30, 2026, and 2025, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted loss from continuing operations per share	$(0.02)	$(0.22)	$(0.15)	$(0.82)
Share based compensation, tax effected	0.30	0.21	1.11	0.63
Non-recurring professional fees, tax effected	-	0.05	-	0.04
Severance costs, tax effected	0.01	-	0.22	-
Adjusted diluted income (loss) from continuing operations per share	$0.29	$0.04	$1.18	$(0.15)

Adjusted net income from continuing operations and adjusted diluted EPS in the three-month period ended September 30, 2026, increased $3.2 million and $0.25 respectively compared to the same period in 2025. The increase for the period was primarily due to higher revenue and improved gross profit from favorable product mix and improved manufacturing efficiencies.

Adjusted net income from continuing operations and adjusted diluted EPS in the nine-month period ended September 30, 2026, increased $18.0 million and $1.33, respectively, compared to the same period in 2025. The increase for the period was primarily due higher revenue and improved gross profit driven by manufacturing efficiencies, favorable product mix and lower inventory-related reserves as well as lower operating expenses, excluding stock-based compensation and depreciation and amortization.

Liquidity and Capital Resources

We require cash to fund our operating activities and to make capital expenditures and other investments in our business. We expect that our requirements for cash to fund these uses will increase as our operations expand. We continue to generate cash from operating activities and believe that our operating cash flows, cash currently on our balance sheet and availability under our credit facility will be sufficient to allow us to continue to invest in our existing business, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. Cash and cash equivalents aggregated $45.0 million and $57.5 million, and working capital totaled $76.3 million and $81.5 million, at September 30, 2026 and December 31, 2025, respectively.

On July 10, 2026, we entered into a Fifth Amendment to Credit Agreement with Bank of America N.A. as administrative agent, which amended our existing revolving line of credit agreement dated October 24, 2017, which provides up to $50.0 million in the form of a senior revolving line of credit. Subject to certain conditions, we may request up to an additional $50.0 million for a maximum aggregate commitment of $100.0 million. As of September 30, 2026, and December 31, 2025, there were no outstanding borrowings, and we are in compliance with the terms of the credit facility.

Summary of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash (used in) provided by
Operating activities	$2,847	$6,551
Investing activities	(4,275)	(599)
Financing activities	(11,075)	(5,272)
Effect of exchange rate changes on cash	(21)	151
Net (decrease) increase in cash and cash equivalents	$(12,524)	$831

The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended September 30, 2026, as compared to the same period in 2025.

Operating Activities

Cash provided by operating activities was $2.8 million for the nine-month period ended September 30, 2026, compared to cash provided by operating activities of $6.6 million for the same period in 2025. The decrease in cash provided by operating activities was primarily due to higher inventory levels resulting in unfavorable working capital, partially offset by improved earnings and higher non-cash charges including stock-based compensation expense and depreciation of fixed assets.

Investing Activities

Cash used in investing activities was $4.3 million for the nine-month period ended September 30, 2026 compared to cash used in investing activities of $0.6 million for the same period in 2025. The change was primarily due to $4.5 million received from the sale of Parcus Medical in March 2025. Capital expenditure was $4.6 million in the nine-month period ended September 30, 2026, compared to $6.2 million for the same period in 2025. The decrease in capital expenditure was due to timing of purchases related to our continued manufacturing capacity expansion at our facility in Bedford, Massachusetts.

Financing Activities

Cash used in financing activities was $11 million for the nine-month period ended September 30, 2026, compared to cash used in financing activities of $5.3 million for the same period in 2025. The change was primarily due to increased repurchases of common stock and an increase in cash paid for withholding tax on employee restricted stock award vestings.

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

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K. There have been no material changes in the first nine months of 2026 to our market risks or to our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer (who is also our principal financial officer) concluded as of September 30, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in internal control over financial reporting.

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our 2025 Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

*31.1	Certification of Stephen Griffin, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Stephen Griffin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101. INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIKA THERAPEUTICS, INC.
(Registrant)

Date: November 6, 2026	By:	/s/ STEPHEN GRIFFIN
Stephen Griffin
President and Chief Executive Officer
(Authorized Officer and Principal Financial Officer)